Form 10-Q
period 2011-06-30
China Growth Equity Investment Ltd
filed 2011-08-15
CIK 1517130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35192

CHINA GROWTH EQUITY INVESTMENT LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

A12 Jianguomenwai Avenue
NCI Tower, Suite 1602
Beijing, PRC 100022
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  86-10-6569-3988

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer   ☐          Accelerated filer    ☐           Non-accelerated filer   ☐          Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☑ No ☐

As of August 12, 2011, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 6,250,000.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, and the information incorporated by reference herein, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give current expectations or forecasts of future events. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

·	our ability to complete our initial business combination;

·	our potential ability to obtain additional financing to complete our initial business combination;

·	our pool of prospective target businesses;

·	the ability of our officers and directors to generate a number of potential investment opportunities;

·	our public securities’ limited liquidity and trading;

·	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

·	our financial performance.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “our company” refer to China Growth Equity Investment Ltd. References in this report to our “public shares” are to our ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and references to “public stockholders” refer to the holders of our public shares, including our initial stockholders (as defined below) to the extent our initial stockholders purchased public shares, provided that each initial stockholder’s status as a “public stockholder” shall only exist with respect to such public shares.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GROWTH EQUITY INVESTMENT LTD.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA GROWTH EQUITY INVESTMENT LTD.
(A Development Stage Company)

Condensed Balance Sheets

	June 30, 2011 (unaudited)	December 31, 2010

ASSETS
Current assets:
Cash	$971,055	$167,374
Investments held in trust at amortized cost	50,250,000	-
Prepaid expenses	-	1,098
Deferred offering costs	-	110,392

Total assets	$51,221,055	$278,864
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$151,982	$64,906
Deferred underwriter’s fee	2,250,000	-
Shareholder loan	-	192,261
Due to shareholders	206	206
Total liabilities	2,402,188	257,373

Maximum ordinary shares, subject to possible redemption 4,360,086 and 0 shares stated at conversion value, respectively	43,818,866	-

Shareholders’ equity:
Ordinary shares, $.001 par value Authorized 60,000,000 shares; 6,437,500 and 1,955,000 shares issued and outstanding respectively	2,077	1,955
Additional paid-in capital	5,114,017	42,945
Deficit accumulated during the development stage	(116,093)	(23,409)
Total shareholders’ equity	5,000,001	21,491
Total liabilities and shareholders’ equity	$51,221,055	$278,864

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.
(A Development Stage Company)

Condensed Statement of Operations
(unaudited)

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the period from January 18, 2010 (Inception) to June 30, 2010	For the period from January 18, 2010 (Inception) to June 30, 2011

Formation and operating costs	$76,315	$388	$84,946	$11,216	$96,195
Interest expense	4,421	3,449	7,738	5,749	19,898
Net loss	$80,736	$3,837	$92,684	$16,965	$116,093
Weighted average shares outstanding	3,204,670	1,955,000	2,548,444	1,955,000
Basic and diluted net loss per share	$(0.03)	$(0.00)	$(0.04)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements

 CHINA GROWTH EQUITY INVESTMENT LTD.
(A Development Stage Company)

Condensed Statement of Shareholders’ Equity
For the Period January 18, 2010 (Inception) to June 30, 2011
(unaudited)

				Deficit
				Accumulated
			Additional	During the
	Ordinary Shares		Paid-in	Development	Shareholders’
	Shares	Amount	Capital	Stage	Equity
Ordinary shares issued at inception	1,955,000	$1,955	$23,045	$—	$25,000
Interest on shareholder loan	—	—	19,900	—	19,900
Net loss	—	—	—	(23,409)	(23,409)
Balance at December 31, 2010	1,955,000	1,955	42,945	(23,409)	21,491

Ordinary shares forfeited	(517,500)	(518)	518	—	—
Proceeds from initial public offering net of offering costs and underwriter discounts of $4,084,940	5,000,000	5,000	45,910,060	—	45,915,060
Proceeds from sale of warrants in private placement	—	—	2,975,000	—	2,975,000
Proceeds subject to maximum conversion of 4,367,578 shares	—	(4,368)	(43,889,791)	—	(43,894,159)
Decrease in 7,492 shares subject to possible conversion at June 30, 2011	—	8	75,285	—	75,293
Net loss	—	—	—	(92,684)	(92,684)

Balance at June 30, 2011	6,437,500	$2,077	$5,114,017	$(116,093)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.
(A Development Stage Company)

Condensed Statement of Cash Flows
(unaudited)

	For the six months ended June 30, 2011	For the period from January 18, 2010 (Inception) to June 30, 2010	For the period from January 18, 2010 (Inception) to June 30, 2011

Cash flows from operating activities
Net loss	$(92,684)	$(16,965)	$(116,093)
Interest expense on shareholder loan	7,739	5,750	19,900
Accrued expenses	13,022	5,359	18,831
Due to shareholders	-	206	206
Prepaid expenses	1,098	-	-
Net cash used in operating activities	(70,825)	(5,650)	(77,606)

Cash flows from investing activities

Funds placed in trust account from offerings	(50,250,000)	-	(50,250,000)

Cash flows from financing activities
Proceeds from sale of ordinary shares to founding Shareholders	-	25,000	25,000
Proceeds from initial public offering	50,000,000	-	50,000,000
Proceeds from private placement of insider warrants	2,975,000	-	2,975,000
Payment of underwriters fees and offering costs	(1,650,494)	(48,158)	(1,701,339)
Proceeds from shareholder loan	-	200,000	200,000
Repayment of shareholder loan	(200,000)	-	(200,000)
Net cash provided by financing activities	51,124,506	176,842	51,298,661
Net (decrease) increase in cash	803,681	171,192	971,055
Cash at beginning of period	167,374	-	-
Cash at end of period	$971,055	$171,192	$971,055

Supplemental disclosure of non-cash financing activities
Deferred underwriters' commission included in proceeds from IPO	$2,250,000	$-	$2,250,000
Accrued offering costs included in proceeds from initial public offering	$74,054	$39,760	$133,601

The accompanying notes are an integral part of these unaudited condensed financial statements

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Plan of Business Operations

China Growth Equity Investment Ltd. (the “Company”) is a Cayman Islands limited life exempted company organized as a blank check company for the purpose of acquiring, through a merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, an operating business, or control of an operating business through contractual arrangements, that has its principal business and/or material operations located in the People’s Republic of China.

The accompanying condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principals for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying condensed financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended June 30, 2011 are not necessarily indicative of the results for the full 2011 fiscal year or any other future interim periods, as more fully described in the annual report elsewhere in this registration statement.

Note 2 — Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Geographical Risk

The Company’s operations, if a Business Combination is consummated outside the United States, will be subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

Investments Held in Trust

Investments held in trust are comprised of U.S. Treasury Bills and are classified as held to maturity and carried at amortized cost as management has the positive intent and ability to hold them to maturity. Interest income is recognized on the amortization of the purchase premium or discount on the level-yield basis.

Income Taxes

The Company was incorporated as a Cayman Island exempted company and therefore the Company is not currently subject to income tax. Upon consummation of an acquisition as contemplated, the Company may be subject to income tax depending on the jurisdiction of the merged entity’s operations.

Redeemable Common Stock

The Company accounts for redeemable common stock in accordance with Accounting Standards Codification 480-10-S99 “Classification and Measurement of Redeemable Securities”   which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity.

Although the Company does not specify a maximum redemption threshold, its Amended and Restated Articles Incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its shareholders’ equity to be less than $5,000,001. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital. Accordingly, 4,360,086 shares of common stock sold in the offering are classified outside of permanent equity at redemption value.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary shares had been issued and if the additional ordinary shares were dilutive. For all periods presented 8,966,667 warrants to purchase ordinary shares have been excluded from the computation of potentially dilutive securities as they are antidilutive.

The 1,955,000 ordinary shares issued to the Company’s Initial Shareholders were issued for $25,000, which is considerably less than the Offering per share price; such shares have been assumed to be retroactively outstanding for the period since inception.

Note 3 — Initial Public Offering

The registration statement for the Company's initial public offering (the "Offering") was declared effective on May 26, 2011. On June 2, 2011, the Company sold 5,000,000 Units, at an Offering price of $10.00 per unit, generating gross proceeds of $50,000,000. Each Unit consists of one ordinary share, $0.001 par value, of the Company and one Redeemable Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one ordinary share at an exercise price of $12.00 commencing upon the consummation of a business combination with an operating business that has its principal business and/or material operations located in the People's Republic of China (the "Business Combination") and expiring five years from the consummation of a Business Combination. The Company may redeem the Warrants, at a price of $.01 per Warrant upon 30 days notice while the Warrants are exercisable, only in the event that the last sale price of the ordinary shares is at least $18.00 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

In connection with the Offering the Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units solely to cover over-allotments. On July 28, 2011 the underwriters did not exercise the over-allotment option and it expired.

The total underwriting fee will be 7.0%; 2.5% was paid upon completion of the Offering and 4.5% comprised of (1) 2.25% of the gross proceeds of the Offering reduced by the aggregate redemption price of the public shares redeemed in connection with the consummation of the Company’s initial Business Combination, up to $1,125,000 will be automatically released to the underwriters upon completion of the Company’s initial Business Combination, and (2) up to 2.25% of the gross proceeds of this offering, up to a maximum of $1,125,000 payable to the underwriters at the Company’s sole discretion.

On June 2, 2011, certain of the initial stockholders purchased an aggregate of 3,966,667 warrants (the “Insider Warrants”) from the Company in a private placement pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Insider Warrants were sold for a total purchase price of $2,975,000 or $0.75 per warrant. The private placement took place simultaneously with the consummation of the Offering. All of the proceeds received from this purchase were placed in the Trust Account. The Insider Warrants are identical to the Warrants in the Offering except that the Insider Warrants may be exercisable for cash or on a cashless basis, at the holder’s option, and will not be redeemable by the Company, in each case so long as such securities are held by the Insiders or their affiliates. Additionally, all Insiders have waived their rights to receive distributions upon the Company’s liquidation prior to a Business Combination with respect to the Insider Shares. Furthermore, all Insiders have agreed that the Insider Warrants will not be sold or transferred until 30 days after the Company has completed its initial Business Combination.

Note 4 — Investments Held in Trust

A total of $50,250,000, which includes $47,275,000 of the net proceeds from the Public Offering and $2,975,000 from the private placement, was placed in the Trust Account.

As of June 30, 2011, investment securities in the Company’s Trust Account consist of $50,249,801 in U.S. government treasury bills with a maturity of September 1, 2011 and another $199 of cash. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held-to-maturity securities at June 30, 2011 are as follows:
		Gross
		Unrealized
	Carrying	Holding
	Amount	Gains	Fair Value
Cash	$199	$	$199
Held-to-Maturity:
United States Treasury Securities	50,249,801	-	50,249,801
Total Investments Held in Trust	$50,250,000	$-	$50,250,000

Note 5 — Related Party

The Company entered into an unsecured promissory note with an officer of the Company in an aggregate principal amount of $200,000. The note did not bear interest and was payable upon the completion of the Proposed Offering.  $19,900 of interest was imputed on the note at 7% and charged to additional paid-in capital.  The discount was amortized to interest expense on a monthly basis.  Interest expense for the three months ended June 30, 2011 and 2010 was $4,421 and $3,449, respectively. Interest expense for the six months ended June 30, 2011 and the periods from January 18, 2010 (inception) to June 30, 2010 and June 30, 2011 was $7,739, $5,749, and $19,900, respectively. The loan was repaid in full in June 2011 with proceeds from the Offering.

The Company has agreed to pay Chum Capital Group Limited a total of $10,000 per month for office space, utilities, secretarial and general and administrative services for a period commencing June 2, 2011 and ending on the earlier of the consummation by the Company of an initial Business Combination or the Company’s liquidation. Chum Capital Group Limited is an affiliate of Xuesong Song, Jin Shi and Michael W. Zhang, the Company’s executives. Total expenses related to office space, utilities, secretarial and general and administrative services for the six months ended June 30, 2011 was $10,000.

Note 6 — Deferred Offering Costs

Deferred offering costs consist principally of legal and underwriting fees incurred through the balance sheet date that are directly related to the Offering and were charged to shareholders’ equity upon receipt of the capital raised.

Note 7 — Shareholder’s Equity

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2011 no shares of preferred stock were issued or outstanding.

Ordinary Shares

The Company is authorized to issue up to 60,000,000 ordinary shares, par value $0.001 per share. The holders of the ordinary shares are entitled to one vote for each ordinary share.

As of December 31, 2010, 1,955,000 ordinary shares were issued and outstanding, of which 225,000 ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full.

In March and May 2011, the Company’s initial shareholders forfeited, and the Company cancelled, 517,500 ordinary shares.

As of June 30, 2011, 6,437,500 ordinary shares were issued and outstanding, of which 187,500 were forfeited on July 28, 2011 in connection with the expiration of the underwriters’ over-allotment option. An additional 367,647 founder shares are subject to forfeiture by the Company’s initial shareholders to the extent that certain share price targets are not achieved for any 20 trading days within at least one 30-trading day period within 36 months following the closing of the Company's initial business combination.

As of June 30, 2011, there were 8,966,667 shares of common stock reserved for issuance upon exercise of the Company’s outstanding warrants.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to China Growth Equity Investment Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a Cayman Islands limited life exempted company formed on January 18, 2010 and organized as a blank check company for the purpose of acquiring, through a merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, an operating business, or control of an operating business through contractual arrangements, that has its principal business and/or material operations located in the People’s Republic of China.

Results of Operations

Through June 30, 2011, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Company’s trust account (the “Trust Account”). As of June 30, 2011, $50,250,000 was held in the Trust Accountt (including $2,250,000 of deferred underwriting discounts and commissions and $2,975,000 from the sale of the Insider Warrants) and we had cash outside of trust of $971,055 and $151,982 in accounts payable and accrued expenses. Through June 30, 2011, we had not withdrawn any funds from interest earned on the proceeds in trust. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our initial public offering in the event of a business combination. For the period from January 18, 2010 (inception) through June 30, 2011, we had a net loss of $116,093.

We have agreed to pay Chum Capital Group, an entity owned and controlled by our Chairman and Chief Financial Officer, a total of $10,000 per month for office space, administrative services and secretarial support. For the period from January 18, 2010 (inception) to June 30, 2011 we have incurred $10,000 for these costs.

Liquidity and Capital Resources

As of June 30, 2011, we had cash of $971,055 and $50,250,000 investment held in trust. Until the consummation of our initial public offering our only source of liquidity was the initial purchase of our ordinary shares by Chum Capital Group and two of our directors, Mr. Xuechu He and Mr. Teng Zhou, (the “Founders”) and an advance of $200,000 made by Chum Capital Group (the “Sponsor”) pursuant to a promissory note.

On June 2, 2011, we consummated our initial public offering of 5,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 3,966,667 warrants (the “Insider Warrants”) to certain of our Founders for $2,975,000. We received net proceeds from our initial public offering and the sale of the Insider Warrants of approximately $51,145,172, net of the non-deferred portion of the underwriting commissions of $1,250,000 and offering costs and other expenses of approximately $579,828

We will depend on sufficient interest being earned on the proceeds held in the Trust Accountt to provide us with additional working capital we may need to identify one or more target businesses, conduct due diligence and complete our initial business combination, as well as to pay any franchise and income taxes that we may owe. As described elsewhere in this Report, the amounts in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. The current low interest rate environment may make it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close our Initial Business Combination. If we are required to seek additional capital, we would need to borrow funds from our Founders or management team to operate or may be forced to liquidate. Neither our Founders nor our management team is under any obligation to advance funds to us in such circumstances. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 for office space, administrative services and secretarial support payable to Chum Capital Group, an entity owned and controlled by the Company’s Chairman and Chief Financial Officer. We began incurring this fee on June 2, 2011 and will continue to incur this fee monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

Recent accounting pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in the Cayman Islands on January 18, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses in China. We were considered in the development stage at June 30, 2011 and had not yet commenced any operations. All activity through June 30, 2011 relates to our formation, our initial public offering and seeking a target business. We did not have any financial instruments that were exposed to market risks at June 30, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated May 26, 2011 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated May 26, 2011 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2010, our Founders purchased 1,955,000 of our ordinary shares for an aggregate purchase price of $25,000, or approximately $0.013 per share. Subsequently, In March and May 2011, our initial shareholders forfeited, and we cancelled, 517,500 ordinary shares and the number of ordinary shares owned prior to our public offering was then 1,437,500, of which 187,500 ordinary shares were forfeited when the underwriters’ over-allotment option was not exercised.

The securities described in the preceding paragraph were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds from our Public Offering

On June 2, 2011, we consummated our Public Offering of 5,000,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $12.00 per share. The warrants will become exercisable on the later of (i) 30 days after the completion of the Business Combination and (ii) 12 months from the closing of the Public Offering. The warrants expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice if, and only if, the last sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before we send the notice of redemption. The units in the public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $50,000,000. Deutsche Bank Securities, acted as sole book running manager and as representative of Morgan Joseph TriArtisan and Rodman & Renshaw, LLC (together, the “Underwriters”). The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-173323). The SEC declared the registration statement effective on May 26, 2011.

We paid a total of $3,500,000 in underwriting discounts and commissions and approximately $579,828 for other costs and expenses related to the offering. In addition, the Underwriters agreed to defer $2,250,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the Business Combination if consummated. We also repaid Chum Capital Group $200,000 in satisfaction of an outstanding promissory note after the closing of our initial public offering.

We also consummated the simultaneous private sale of 3,966,667 Insider Warrants to certain of our Founders at a price of $0.75 per warrant (for an aggregate purchase price of $2,975,000). The Insider Warrants (including the common stock issuable upon exercise of the Insider Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination (except, among certain other limited exceptions, to our officers and directors and other persons or entities affiliated with the members of our Insider) and they will not be redeemable by the Company so long as they are held by members of our Insider or their permitted transferees. Otherwise, the Insider Warrants have terms and provisions that are identical to those of our warrants traded publicly, except that the Insider Warrants may be exercised by the holders on a cashless basis. The sale of the Insider Warrants was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $2,250,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the Business Combination if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the private placement of Insider Warrants was approximately $51,145,172 of which $50,250,000 (or approximately $10.05 per unit sold in the Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA GROWTH EQUITY INVESTMENT LTD. (Registrant)

Date: August 15, 2011	By:	/s/ Jin Shi
Jin Shi
Director and Chief Executive Officer

Date: August 15, 2011	By:	/s/ Xuesong Song
Xuesong Song
Chairman and Chief Financial Officer