Form 10-Q
period 2011-09-30
China Growth Equity Investment Ltd
filed 2011-11-14
CIK 1517130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35192

CHINA GROWTH EQUITY INVESTMENT LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of November 11, 2011, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 6,250,000 .

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

CHINA GROWTH EQUITY INVESTMENT LTD.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA GROWTH EQUITY INVESTMENT LTD.
(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2011 (unaudited)	December 31, 2010

ASSETS
Current assets:
Cash	$565,937	$167,374
Investments held in trust at amortized cost	50,253,008	-
Prepaid expenses	90,000	1,098
Deferred offering costs	-	110,392

Total assets	$50,908,945	$278,864
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$20,000	$64,906
Deferred underwriter’s fee	2,250,000	-
Shareholder loan	-	192,261
Due to shareholders	206	206
Total liabilities	2,270,206	257,373

Maximum ordinary shares, subject to possible redemption 4,342,163 and 0 shares stated at conversion value, respectively	43,638,738	-

Shareholders’ equity:
Ordinary shares, $.001 par value Authorized 60,000,000 shares; 6,250,000 and 1,955,000 shares issued and outstanding respectively	1,906	1,955
Additional paid-in capital	5,308,396	42,945
Deficit accumulated during the development stage	(310,301)	(23,409)
Total shareholders’ equity	5,000,001	21,491
Total liabilities and shareholders’ equity	$50,908,945	$278,864

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.
(A Development Stage Company)

Condensed Statement of Operations
(unaudited)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the period from January 18, 2010 (Inception) to September 30, 2010	For the period from January 18, 2010 (Inception) to September 30, 2011

Formation and operating costs	$197,215	$-	$282,161	$11,215	$293,409
Interest income	(3,008)	-	(3,008)	-	(3,008)
Interest expense	-	3,317	7,739	8,847	19,900
Net loss	$(194,207)	$(3,317)	$(286,892)	$(20,062)	$(310,301)
Weighted average shares outstanding	6,437,500	1,955,000	3,863,860	1,955,000
Basic and diluted net loss per share	$(0.03)	$(0.00)	$(0.07)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.
(A Development Stage Company)

Condensed Statement of Shareholders’ Equity
For the Period January 18, 2010 (Inception) to September 30, 2011
(unaudited)

				Deficit
				Accumulated
				During the
	Ordinary Shares		Additional	Development	Shareholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Ordinary shares issued at inception	1,955,000	$1,955	$23,045	$—	$25,000
Interest on shareholder loan	—	—	19,900	—	19,900
Net loss	—	—	—	(23,409)	(23,409)
Balance at December 31, 2010	1,955,000	1,955	42,945	(23,409)	21,491

Forfeiture of Initial Shareholders’ shares	(517,500)	(518)	518	—	—
Proceeds from initial public offering net of offering costs and underwriter discounts of $4,070,860	5,000,000	5,000	45,924,140	—	45,929,140
Proceeds from sale of warrants in private placement	—	—	2,975,000	—	2,975,000
Proceeds subject to maximum conversion of 4,367,578 shares	—	(4,368)	(43,889,791)	—	(43,894,159)
Decrease in 25,415 shares subject to possible conversion at September 30, 2011	—	25	255,396	—	255,421
Forfeiture of 187,500 Initial Shareholders’ shares due to expiration of underwriters’ over-allotment option	(187,500)	(188)	188	—	—
Net loss	—	—	—	(286,892)	(286,892)
Balance at September 30, 2011	6,250,000	$1,906	$5,308,396	$(310,301)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.
(A Development Stage Company)

Condensed Statement of Cash Flows
(unaudited)

	For the nine months ended September 30, 2011	For the period from January 18, 2010 (Inception) to September 30, 2010	For the period from January 18, 2010 (Inception) to September 30, 2011

Cash flows from operating activities
Net loss	$(286,892)	$(20,062)	$(310,301)
Interest expense on shareholder loan	7,739	8,847	19,900
Accrued expenses	(5,359)	5,359	-
Due to shareholders	-	206	206
Prepaid expenses	(88,902)	-	(90,000)
Net cash used in operating activities	(373,414)	(5,650)	(380,195)

Cash flows from investing activities
Interest reinvested in the trust account	(3,008)	-	(3,008)
Funds placed in trust account from the initial public offering	(50,250,000)	-	(50,250,000)
Net cash used in investing activities	(50,253,008)	-	(50,253,008)

Cash flows from financing activities
Proceeds from sale of ordinary shares to founding Shareholders	-	25,000	25,000
Proceeds from initial public offering	50,000,000	-	50,000,000
Proceeds from private placement of insider warrants	2,975,000	-	2,975,000
Payment of underwriters fees and offering costs	(1,750,015)	(48,158)	(1,800,860)
Proceeds from shareholder loan	-	200,000	200,000
Repayment of shareholder loan	(200,000)	-	(200,000)
Net cash provided by financing activities	51,024,985	176,842	51,199,140
Net increase in cash	398,563	171,192	565,937
Cash at beginning of period	167,374	-	-
Cash at end of period	$565,937	$171,192	$565,937

Supplemental disclosure of non-cash financing activities
Deferred underwriters' commission included in proceeds from IPO	$2,250,000	$-	$2,250,000
Accrued offering costs included in proceeds from initial public offering	$20,000	$39,760	$20,000

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

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective May 26, 2011. The Company consummated the Offering on June 2, 2011 and received net proceeds of $51,145,784, which included $2,250,000 in deferred underwriter’s fees, and $2,975,000 from the private placement sale of Insider Warrants (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business that has its principal business and/or material operations located in the People’s Republic of China (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, management has agreed that at least $10.05 per unit sold in the Offering will be held in a trust account (“Trust Account”) and invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses and other entities it engages execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. In order to protect the amounts held in the Trust Account, the Company’s officers and directors have agreed to indemnify the Company for claims of creditors, vendors, service providers and target businesses who have not executed a valid and binding waiver of their right to seek payment of amounts due to them out of the Trust Account. The only obligations not covered by such indemnity are with respect to claims of creditors, vendors, service providers and target businesses that have executed a valid and binding waiver of their right to seek payment of amounts due to them out of the Trust Account. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest income earned on the Trust Account may be released to the Company to fund working capital and to pay the Company’s tax obligations.

The Company will provide shareholders with the opportunity to redeem their public shares for cash equal to a pro rata share of the aggregate amount then on deposit in the Trust Account, less franchise and income taxes payable, upon the consummation of the initial business combination, subject to the limitations described herein. The initial shareholders have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the consummation of a business combination. The founder shares will be excluded from the pro rata calculation used to determine the per-share redemption price. Unlike many other blank check companies that hold shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon consummation of such initial business combinations even when a vote is not required by law, the Company intends to consummate the initial business combination and conduct the redemptions without a shareholder vote pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and file tender offer documents with the SEC. The tender offer documents will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. In the event the Company conducts redemptions pursuant to the tender offer rules, the Company’s offer to redeem shares shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act. If, however, a shareholder vote is required by law, or the company decides to hold a shareholder vote for business or other legal reasons, the company will, like other blank check companies, offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval, it will consummate a business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, the initial shareholders have agreed to vote their founder shares in accordance with the majority of the votes cast by the public shareholders and to vote any public shares purchased during or after this offering in favor of the initial business combination.

The Company’s Memorandum and Articles of Association provides that the Company will continue in existence only until 21 months from the consummation of the Offering.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying condensed financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended September 30, 2011 are not necessarily indicative of the results for the full 2011 fiscal year or any other future interim periods and should be read in conjunction with the financial statements and notes included in the Company’s Registration Statement on form S-1 filed with the Securities and Exchange Commission.

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

Investments Held in Trust

Investment securities consist of United States Treasury securities. The Company classifies its securities as held-to-maturity in accordance with Accounting Standards Codification (“ASC”) 320 “Investments - Debt and Equity Securities.”  Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity.  Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method.  Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Income Taxes

The Company was incorporated as a Cayman Island exempted company and therefore the Company is not currently subject to income tax. Upon consummation of an acquisition as contemplated, the Company may be subject to income tax depending on the jurisdiction of the merged entity’s operations.

Redeemable Common Stock

The Company accounts for redeemable common stock in accordance with ASC 480-10-S99-3A “Classification and Measurement of Redeemable Securities”  which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity.

Although the Company does not specify a maximum redemption threshold, its Amended and Restated Articles of Incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its shareholders’ equity to be less than $5,000,001. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital. Accordingly, 4,342,163 shares of common stock sold in the offering are classified outside of permanent equity at redemption value.

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

Note 3 — Initial Public Offering

On June 2, 2011, the Company sold 5,000,000 Units, at an Offering price of $10.00 per unit (the “Offering”), generating gross proceeds of $50,000,000. Each Unit consists of one ordinary share, $0.001 par value, of the Company and one Redeemable Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one ordinary share at an exercise price of $12.00 commencing upon the completion of a Business Combination and expiring five years from the consummation of a Business Combination. The Company may redeem the Warrants, at a price of $.01 per Warrant upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the ordinary shares is at least $18.00 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

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

On June 2, 2011, certain of the initial stockholders purchased an aggregate of 3,966,667 warrants (the “Insider Warrants”) from the Company in a private placement pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Insider Warrants were sold for a total purchase price of $2,975,000 or $0.75 per warrant. The private placement took place simultaneously with the consummation of the Offering. All of the proceeds received from this purchase were placed into the Trust Account. The Insider Warrants are identical to the Warrants in the Offering except that the Insider Warrants may be exercisable for cash or on a cashless basis, at the holder’s option, and will not be redeemable by the Company, in each case so long as such securities are held by the Insiders or their affiliates. Additionally, all Insiders have waived their rights to receive distributions upon the Company’s liquidation prior to a Business Combination with respect to the Insider Shares. Furthermore, all Insiders have agreed that the Insider Warrants will not be sold or transferred until 30 days after the Company has completed its initial Business Combination.

Note 4 — Investments Held in Trust

Substantially all of the net proceeds from the Offering are intended to be generally applied toward the Business Combination. Management agreed to place the net proceeds from the Offering into the Trust Account until the earlier of (i) the completion of a Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages execute agreements with the Company waiving any right in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

A total of $50,250,000, which includes $47,275,000 of the net proceeds from the Public Offering and $2,975,000 from the private placement, was placed in the Trust Account.

As of September 30, 2011, investment securities in the Company’s Trust Account consist of $50,250,728 in U.S. government treasury bills with a maturity of March 1, 2012 and $2,280 of cash. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held-to-maturity securities at September 30, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$2,280	$—	$—	$2,280
Held-to-Maturity:
United States Treasury Securities	50,250,728	—	5,276	50,245,452
Total Investments Held in Trust	$50,253,008	$—	$5,276	$50,247,732

As of September 30, 2011, the Company has recognized $810 of interest income related to the United States government treasury bills with $4,272 of the unamortized discount to be recognized over the remaining life of the securities.

At September 30, 2011, the Company’s investment in U.S. Treasuries has been at an unrealized loss position for less than twelve months with a current unrealized loss of $5,276. Unrealized losses on U.S. Treasuries have not been recognized into income because the bonds are of high credit quality and management does not intend to sell, or believe they will be likely required to sell the securities prior to the anticipated recovery in value.

Note 5 — Related Party

The Company entered into an unsecured promissory note with an officer of the Company in an aggregate principal amount of $200,000. The note did not bear interest and was payable upon the completion of the Offering.  $19,900 of interest was imputed on the note at 7% and charged to additional paid-in capital.  The discount was amortized to interest expense on a monthly basis.  Interest expense for the three months ended September 30, 2011 and 2010 were nil and $3,317, respectively. Interest expense for the nine months ended September 30, 2011 and the periods from January 18, 2010 (inception) to September 30, 2010 and September 30, 2011 was $7,739, $8,847, and $19,900, respectively. The loan was repaid in full in June 2011 with proceeds from the Offering.

The Company has agreed to pay Chum Capital Group Limited a total of $10,000 per month for office space, utilities, secretarial and general and administrative services for a period commencing June 2, 2011 and ending on the earlier of the consummation by the Company of an initial Business Combination or the Company’s liquidation. Chum Capital Group Limited is an affiliate of Xuesong Song, Jin Shi and Michael W. Zhang, the Company’s executives. Total expenses related to office space, utilities, secretarial and general and administrative services for the nine months ended September 30, 2011 was $40,000.

Note 6 — Deferred Offering Costs

Deferred offering costs consist principally of legal and underwriting fees incurred through the balance sheet date that are directly related to the Offering and were charged to shareholders’ equity upon receipt of the capital raised.

Note 7 — Shareholder’s Equity

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2011 no shares of preferred stock were issued or outstanding.

Ordinary Shares

The Company is authorized to issue up to 60,000,000 ordinary shares, par value $0.001 per share. The holders of the ordinary shares are entitled to one vote for each ordinary share.

As of December 31, 2010, 1,955,000 ordinary shares were issued and outstanding, of which 225,000 ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full.

In March and May 2011, the Company’s initial shareholders forfeited, and the Company cancelled, 517,500 ordinary shares.

On July 28, 2011, the Company’s initial shareholders forfeited, and the Company cancelled, 187,500 shares in connection with the expiration of the underwriters’ over-allotment option.

As of September 30, 2011, 6,250,000 ordinary shares were issued and outstanding. An additional 367,647 founder shares are subject to forfeiture by the Company’s initial shareholders to the extent that certain share price targets are not achieved for any 20 trading days within at least one 30-trading day period within 36 months following the closing of the Company's initial business combination.

As of September 30, 2011, there were 8,966,667 shares of common stock reserved for issuance upon exercise of the Company’s outstanding warrants.

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

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a newly organized blank check company formed on January 18, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are not limited to a particular industry or minimum transaction value for purposes of consummating a Business Combination. In addition, we will not effect a business combination with another blank check company or a similar company with nominal operations.

Results of Operations

Through September 30, 2011, our efforts have been limited to organizational activities, activities relating to our Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of September 30, 2011, $50,253,008 was held in the Trust Account (including $2,250,000 of deferred underwriting discounts and commissions and $2,975,000 from the sale of the Insider Warrants) and we had cash outside of trust of $565,937 and $20,000 in accounts payable and accrued expenses. Through September 30, 2011, the Company had not withdrawn any funds from interest earned on the Trust Account proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our Offering in the event of a business combination. For the period from January 18, 2010 (inception) through September 30, 2011, we had a net loss of $310,301.

We have agreed to pay Chum Capital Group, an entity owned and controlled by the Company’s Chairman and Chief Financial Officer, a total of $10,000 per month for office space, administrative services and secretarial support. For the period from January 18, 2010 (inception) to September 30, 2011 the Company has incurred $40,000 for these costs.

Liquidity and Capital Resources

As of September 30, 2011, we had cash of $565,937 and $50,253,008 investment held in trust. Until the consummation of the Offering the Company’s only source of liquidity was the initial purchase of Founder Shares by the Sponsor and an unsecured promissory note with an officer of the Company.

On June 2, 2011, we consummated the Company’s Offering of 5,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Company’s Public Offering, we consummated the private sale of 3,966,667 Insider Warrants for $2,975,000 in proceeds. We received net proceeds from the Company’s Offering and the sale of the Insider Warrants of approximately $51,145,172, net of the non-deferred portion of the underwriting commissions of $1,250,000 and offering costs and other expenses of approximately $570,860

We will depend on sufficient interest being earned on the proceeds held in the Trust Account to provide us with additional working capital we may need to identify one or more target businesses, conduct due diligence and complete our initial business combination, as well as to pay any franchise and income taxes that we may owe. As described elsewhere in this Report, the amounts in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. The current low interest rate environment may make it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close our Initial Business Combination. If we are required to seek additional capital, we would need to borrow funds from our Sponsor or management team to operate or may be forced to liquidate. Neither our Sponsor nor our management team is under any obligation to advance funds to us in such circumstances. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Cayman Island on January 18, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at September 30, 2011 and had not yet commenced any operations. All activity through September 30, 2011 relates to our formation, our Public Offering and seeking a target business. We did not have any financial instruments that were exposed to market risks at September 30, 2011.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2010, our Sponsor purchased 1,955,000 Founder Shares of our common stock for an aggregate purchase price of $25,000, or approximately $0.01 per share. Subsequently, in March and May 2011, our initial shareholders forfeited, and we cancelled, 517,500 ordinary shares. On July 28, 2011 the Company’s initial shareholders forfeited, and the Company cancelled, 187,500 shares in connection with the expiration of the underwriters’ over-allotment option.

The securities described in the preceding paragraph were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as they were sold to accredited investors.

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

We paid a total of $3,500,000 in underwriting discounts and commissions and approximately $570,860 for other costs and expenses related to the offering. In addition, the Underwriters agreed to defer $2,250,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the Business Combination if consummated. We also repaid our Sponsor $200,000 in satisfaction of an outstanding promissory note after the closing of our Public Offering.

We also consummated the simultaneous private sale of 3,966,667 Sponsor Warrants to members of our Sponsor at a price of $0.75 per warrant (for an aggregate purchase price of $2,975,000). The Sponsor Warrants (including the common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination (except, among certain other limited exceptions, to our officers and directors and other persons or entities affiliated with the members of our Sponsor) and they will not be redeemable by the Company so long as they are held by members of our Sponsor or their permitted transferees. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants, except that the Sponsor Warrants may be exercised by the holders on a cashless basis. The sale of the Sponsor Warrants was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $2,250,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the Business Combination if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the private placement of Sponsor Warrants was approximately $51,145,172 of which $50,250,000 (or approximately $10.05 per unit sold in the Public Offering) was placed in the Trust Account.

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

CHINA GROWTH EQUITY INVESTMENT LTD. (Registrant)

Date: November 14, 2011	By:	/s/ Jin Shi
Jin Shi
Director and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Xuesong Song
Xuesong Song
Chairman and Chief Financial Officer