Form 10-K
period 2011-12-31
China Growth Equity Investment Ltd
filed 2012-03-30
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒    No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes☐    No ☒.

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒    No☐

As of March 27, 2012, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 6,250,000.

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 1A. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of this report.

PART I

Item 1. Business

Overview

We were formed on January 18, 2010 with the purpose of directly or indirectly acquiring, through a merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal business and/or material operations located in the PRC (although we may acquire an entity that is not incorporated in China but has its principal business and/or material operations in China). Our efforts to identify a prospective target business will not be limited to a particular industry.

On June 2, 2011, we completed our initial public offering of 5,000,000 Units. We have neither engaged in any operations, nor generated any revenues, nor incurred any debt or expenses other than in connection with our initial public offering and, thereafter, expenses related to identifying and pursuing acquisitions of targets and expenses related to liquidating our trust fund for the benefit of our common stockholders and reconstituting the Company as an ongoing business corporation. We have incurred expenses only in connection with (i) the preparation and filing of our quarterly reports on Form 10-Q, annual reports on Form 10-K and prospectuses and (ii) travel expenses related to finding and developing acquisition candidates. Our travel expense policies are consistent with good business practice, and we try to minimize such costs to the extent possible.

Opportunities for market expansion have emerged for businesses with operations in China due to certain changes in the PRC’s political, economic and social policies as well as certain fundamental changes affecting the PRC and its neighboring countries. We believe that China represents both a favorable environment for making acquisitions and an attractive operating environment for a target business for several reasons, including, among other things, increased government focus within China on privatizing assets, improving foreign trade and encouraging business and economic activity, which have led China to have one of the highest gross domestic product growth rates among major industrial countries in the world as well as strong growth in many sectors of its economy driven, in part, by emerging private enterprises. Notwithstanding the foregoing, business combinations with companies having operations in the PRC entail special considerations and risks, including the need to obtain financial statements audited or reconciled in accordance with U.S. generally accepted accounting principles, or GAAP, or prepared or reconciled in accordance with the International Financial Reporting Standards of potential targets that have previously kept their accounts in accordance with GAAP of the PRC, the possible need for restructuring and reorganizing corporate entities and assets and the requirements of complex Chinese regulatory filings and approvals. These may make it more difficult for us to consummate our initial business combination.

Subject to the requirement that our initial business combination must be with a target business having its principal business and/or material operations in China (although we may acquire one entity that is not incorporated in China but has its principal business and/or material operations in China) our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business, subject to the limits of PRC law. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

• financial condition and results of operation;

• growth potential;

• experience and skill of management and availability of additional personnel;

• capital requirements;

• competitive position;

• barriers to entry;

• stage of development of the products, processes or services;

• degree of current or potential market acceptance of the products, processes or services;

• proprietary features and degree of intellectual property or other protection of the products, processes or services;

• regulatory environment of the industry; and

• costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting our initial business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties. We are also required to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective target business refused to execute such agreement, we would cease negotiations with such target business.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete our initial business combination.

In addition, most blank check companies are required to consummate their initial business combination with a target whose value is equal to at least 80% of the amount of money held in the trust account of the blank check company at the time of entry into a definitive agreement for a business combination. Because we are not subject to this requirement, and because we are not required to obtain a controlling interest in a target, we will have additional flexibility in identifying and selecting a prospective acquisition candidate.

We will provide holders of our public shares with the opportunity to redeem their public shares for cash equal to a pro rata share of the aggregate amount then on deposit in the trust account, less franchise and income taxes payable, upon the consummation of our initial business combination, subject to the limitations described herein. Unlike many other blank check companies that hold shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon consummation of such initial business combinations even when a vote is not required by law, we intend to consummate our initial business combination and conduct the redemptions without a shareholder vote pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which regulate issuer tender offers, and will file tender offer documents with the Securities and Exchange Commission, or SEC. The tender offer documents will contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shares shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act. If, however, a shareholder vote is required by law, or we decide to hold a shareholder vote for business or other legal reasons, we will, like other blank check companies, offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If we seek shareholder approval, we will consummate our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our initial shareholders have agreed to vote their founder shares in accordance with the majority of the votes cast by the public shareholders and to vote any public shares purchased during or after this offering in favor of our initial business combination. In the event that we qualify as a “foreign private issuer,” within the meaning of the rules promulgated under the Exchange Act, at the time we would otherwise conduct a shareholder vote, we would not be subject to the proxy rules at such time, and thus would comply with the tender offer rules as opposed to seeking a shareholder vote in connection with a business combination.

In no event, however, will we redeem the public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If we enter into an acquisition with a prospective target that requires as a closing condition to our initial business combination that we maintain a minimum net worth or certain amount of cash that is substantially greater than $5,000,001, we will communicate the details of the closing condition to our public shareholders through our tender offer or proxy solicitation materials, as applicable. We are required to provide all of our shareholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition, as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination.

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from exercising shareholder redemption rights with respect to more than 10% of the shares sold in our initial public offering. Such a public shareholder would still be entitled to vote against a proposed initial business combination with respect to all shares owned by him or his affiliates. We believe this restriction will discourage shareholders from accumulating large blocks of ordinary shares before the vote held to approve a proposed initial business combination and attempt to use the shareholder redemption right as a means to force us or our management to purchase their ordinary shares at a significant premium to the then current market price. Absent this provision, a public shareholder who owns in excess of 10% of the ordinary shares sold in our initial public offering could threaten to vote against a proposed business combination and seek conversion, regardless of the merits of the transaction, if his shares are not purchased by us or our management at a premium to the then current market price (or if management refuses to transfer to him some of their shares). By limiting a shareholder’s ability to redeem only 10% of the shares sold in our initial public offering, we believe we have limited the ability of a small group of shareholders to unreasonably attempt to block a transaction which is favored by our other public shareholders. However, we are not restricting the shareholders’ ability to vote all of their shares against the transaction.

Management

Our management team represents a mix of entrepreneurs and investment and financial professionals with extensive operating and transactional experience in the PRC. We believe that the combination of the backgrounds of our management team and their networks of contacts will provide us with access to unique opportunities to effect our initial business combination.

Our management team, including our executive officers and the majority of our directors, has already been involved in the initial public offerings and the subsequent consummation of business combinations for two U.S. listed prior blank check companies focused on acquisition targets with operations in China as well as having acted as an advisor to two companies which each completed transactions with blank check companies. ChinaGrowth North Acquisition Corporation completed an initial public offering in January 2007, raising gross proceeds of approximately $40 million at an offering price of $8.00 per unit. In January 2009, ChinaGrowth North Acquisition Corporation acquired UIB Group Limited, an insurance brokerage firm in China. The combined entity has since deregistered under the Securities Exchange Act, and there is no longer any public market for the stock of UIB Group Limited. ChinaGrowth South Acquisition Corporation completed an initial public offering in January 2007, raising gross proceeds of approximately $40 million at an offering price of $8.00 per unit. In January 2009, ChinaGrowth South Acquisition Corporation merged with Olympia Media Holdings Limited, an aggregator and operator of print media businesses in China, which was renamed China TopReach, Inc. (OTCBB: CGSXF.OB) post-acquisition. Mr. Michael W. Zhang continues to serve as an independent director of China TopReach Inc. Mr. Zhang is a Director of Chum Capital Group Limited, a merchant banking firm in China which acted as the sole advisor to Origin Agritech Ltd. (NASDAQ:SEED) and Hollysys Automation Technologies, Ltd. (NASDAQ:HOLI) in their respective mergers with Chardan China Acquisition Corporation and Chardan North China Acquisition Corporation.

We Have Not Identified a Target Business

To date, we have not selected any target business on which to concentrate our search for a business combination.

We will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. Accordingly, there is no basis for investors in this offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. To the extent we effect our initial business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

While we have not yet identified any acquisition candidates, we believe based on our management’s business knowledge and past experience that there are numerous potential acquisition candidates. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this report and know that we are searching for target businesses having principal business and/or material operations in China. Our officers and directors, as well as their affiliates and network of entrepreneurs, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Our management has experience in evaluating transactions, but will retain advisors as they deem necessary to assist them in their due diligence efforts. If we become aware of a potential business combination outside of the industries which our officers and directors have their most extensive experience, it is more likely that they would retain consultants and advisors with experience in such industries to assist in the evaluation of such business combination and in our determination of whether or not to proceed with such a business combination, although we are not required to do so and may determine that our management is able to make its own determinations based on its collective business experience. In no event, however, will any of our existing officers, directors or shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by us or a target business prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). If we determine to enter into our initial business combination with a target business that is affiliated with our officers, directors, special advisors or shareholders, we would do so only if we obtained an opinion from an independent investment banking firm reasonably acceptable to Deutsche Bank Securities Inc. that the business combination is fair to our unaffiliated shareholders from a financial point of view. However, as of the date of this report, there are no affiliated entities that we would consider as a business combination target.

We will not acquire an entity with which any of our officers or directors, through their other business activities, is currently having acquisition or investment discussions. Additionally, we do not anticipate (i) acquiring an entity with which our officers or directors, through their other business activities, had acquisition or investment discussions in the past, (ii) acquiring an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of our officers or directors or (iii) entering into a business combination where we acquire less than 100% of a target business and any of our officers, directors, initial shareholders or their affiliates acquire the remaining portion of such target business. However, if we determine to enter into such a transaction, we are required to obtain an opinion from an independent investment banking firm reasonably acceptable to Deutsche Bank Securities Inc. that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Lack of business diversification

We expect to complete only a single business combination, although this may entail a simultaneous combination with several assets or several operating businesses at the same time. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors, including complex tax, accounting or financial reporting issues. For example, we may need to present pro forma financial statements reflecting the operations of several target businesses as if they had been combined historically.

A simultaneous combination with several target businesses also presents logistical issues such as the need to coordinate the timing of negotiations, proxy statement disclosure and closings. We may also be required to comply with business combination laws in several jurisdictions.

Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if all other factors appear equal. This means that for an indefinite period of time, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after an initial business combination.

If we determine to effect business combinations simultaneously with several businesses and such businesses are owned by different sellers, we will need for each of the targets to agree that their business combination is contingent on the simultaneous closings of the other business combinations. We could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations if there are multiple sellers and the additional risks associated with the subsequent assimilation of the operations and services or products of the companies in a single operating business.

If we complete our initial business combination structured as a merger in which the consideration is our share capital, we would have a significant amount of cash available with which we could make add-on acquisitions following our initial business combination.

Limited ability to evaluate the target business’s management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our officers or directors will remain associated in some capacity with us following an initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to an initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. We also cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are 21 blank check companies with approximately $1.53 billion that are seeking to enter into a business transaction. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this report and prior to our completion of our initial business combination. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. We will only have access to up to approximately $48,000,000 in our trust account to consummate a business combination. Accordingly, if we locate a target business that is valued at substantially more than $48,000,000 and the sellers of that target business wish to be paid in cash, we will be forced to obtain third party financing to complete such a transaction. Financing may not be available to us on terms acceptable to us or at all. Other blank check companies whose trust accounts are significantly larger than ours would not have the same problem in financing such a transaction. Accordingly, this inherent competitive limitation may give others an advantage in pursuing the acquisition of a target business. However, while the size of this offering may be smaller than other similarly structured blank check companies, we believe that our size is more consistent with the types of acquisitions that are consummated in China which typically have purchase prices of under $50 million. Furthermore, our ability to issue our securities in connection with any business combination would allow us to complete our initial business combination with a much larger target business. This is consistent with other similarly structured blank check companies that have issued securities in connection with their business combination with Chinese targets. We therefore believe that this competitive disadvantage may be reduced in our situation although we cannot assure you of this fact. The following also may not be viewed favorably by certain target businesses:

• our obligation to redeem into cash ordinary shares held by our public shareholders to such holders that exercise their redemption rights may reduce the resources available to us for a business combination; and

• our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the U.S. public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting our initial business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to our initial business combination, we will have the resources or ability to compete effectively.

Liquidation if No Business Combination

If we have not completed a business combination within 21 months from the date of the consummation of this offering, public shareholders shall be entitled to receive a pro rata share of the trust account. If we are forced to liquidate, under Cayman Island Law, a liquidator would normally give at least 31 days’ notice to creditors by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in the Cayman Islands Official Gazette, that we have been placed into liquidation and such creditors are required to submit particulars of their debts or claims to us, although in practice this notice requirement need not necessarily delay the distribution of assets as the liquidator may be satisfied that no creditors would be adversely affected as consequence of a distribution before this time period has expired.

Pursuant to our memorandum and articles of association, upon the expiration of 21 months from the date of the consummation of this offering our purpose and powers will be limited to winding up our affairs and liquidating. Liquidating distributions will take place promptly after the expiration of 21 months. Also included in our memorandum and articles of association are the provisions requiring the voluntary liquidation of our company at that time. While our board of directors and our management have agreed not to propose any amendment to our memorandum and articles of association relating to our business combination or our automatic dissolution, nor to conduct a solicitation of shareholders for such purpose, our shareholders have the ability under Cayman Islands law to effect such an amendment with supermajority approval. In the event shareholders amend our memorandum and articles of association, our articles do not provide for redemption rights in connection with such amendment. All of our officers and directors directly or indirectly own ordinary shares in our company but have waived their right to receive distributions (other than with respect to ordinary shares, or any ordinary shares underlying units, they purchase in connection with this offering or in the after market) upon the liquidation of the trust account.

Facilities

We maintain our principal executive offices at A12 Jianguomenwai Avenue, NCI Tower, Suite 1602, Beijing, China 100022. We have also agreed to pay a monthly fee of $10,000 to Chum Capital Group Limited, an affiliate of Messrs. Song and Shi, for office space, utilities and for general and administrative services, including but not limited to receptionist, secretarial and general office services. This agreement commences on the date our securities are first quoted on the Nasdaq Capital Market and shall continue until the earlier of the consummation of our initial business combination and the winding-up and liquidation of our company. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business or businesses to acquire, they will spend more time investigating such target businesses and negotiating and processing the business combination (and consequently spend more time on our affairs) than they would prior to locating a suitable target business. We presently expect each of our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Available Information

We file or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. While we do not have a website with available filings, we will provide at no additional charge, copies of these reports, proxy and information statements and other information upon request to our address at A12 Jianguomenwai Avenue, NCI Tower, Suite 1602, Beijing, China 100022. You may also inspect and copy these reports, proxy and information statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy, information statements and other information filed electronically by us with the SEC which are available on the SEC’s website at http://www.sec.org.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Regulation S-K; as such, pursuant to Regulation S-K we are not required to make disclosures under this Item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive office, which is our sole office space, is located at A12 Jianguomenwai Avenue, NCI Tower, Suite 1602, Beijing, China 100022. We consider our current office space adequate for our current operations. The cost for this space is included in the $10,000 per month which is paid to Chum Capital Group Limited, an affiliate of Messrs. Song and Shi.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this report.

Item 4. Mine Safety Disclsures

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Following our initial public offering in June 2011, our units, ordinary shares and warrants were listed on the Nasdaq Capital Market under the symbols CGEIU, CGEI and CGEIW, respectively.

The following table sets forth the quarterly high and low closing prices of our units, ordinary shares and warrants on the Nasdaq Capital Market for the periods indicated:

	Ordinary Shares		Warrants		Units
	Low	High	Low	High	Low	High
Fiscal year ended December 31, 2011
Second Quarter	-	-	-	-	9.99	10.20
Third Quarter	9.49	9.50	0.39	0.53	9.95	11.00
Fourth Quarter	9.44	9.56	0.44	0.50	9.86	10.20

As of March 27, 2012, there were 4 holders of record of our ordinary shares, 4 holders of record of our warrants, and 1 holder of record of our units. Such numbers do not include beneficial owners holding shares, units or warrants through nominee names.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business transaction. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business transaction. The payment of any dividends subsequent to a business transaction will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plan

None

Performance Graph

We have not provided a line graph comparing yearly percentage change in our shareholder return on common stock against various indices or peer group because we are a smaller reporting company.

Recent Sales of Unregistered Securities

No sales of unregistered securities have been made during the applicable period.

Item 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Regulation S-K, and therefore, pursuant to Item 301 of Regulation S-K, we are not required to make disclosures under this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us” or “we” refer to China Growth Equity Investment Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.

General

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

Results of Operations

Through December 31, 2011, our efforts have been limited to organizational activities, activities relating to our Offering , activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of December 31, 2011, $50,255,577 was held in the Trust Account (including $2,250,000 of deferred underwriting discounts and commissions and $2,975,000 from the sale of the Insider Warrants) and we had cash outside of trust of $134,028, $382,830 in advances to affiliates, $100,844 in prepaid expenses and $11,500 in accrued expenses. Through December 31, 2011, the Company had not withdrawn any funds from interest earned on the Trust Account proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our Offering in the event of a business combination. For the period from January 18, 2010 (inception) through December 31, 2011, we had a net loss of $334,968.

We have agreed to pay Chum Capital Group, an entity owned and controlled by the Company’s Chairman and Chief Financial Officer, a total of $10,000 per month for office space, administrative services and secretarial support. For the period from January 18, 2010 (inception) to December 31, 2011 the Company has incurred $70,000 for these costs.

Liquidity and Capital Resources

As of December 31, 2011, we had cash of $134,028, $50,255,577 investment held in trust and a $328,830 advance to our affiliate. Until the consummation of the Offering the Company’s only source of liquidity was the initial purchase of Founder Shares by the Sponsor and an unsecured promissory note with an officer of the Company.

On June 2, 2011, we consummated the Company’s Offering of 5,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Company’s Offering, we consummated the private sale of 3,966,667 Insider Warrants  for $2,975,000 in proceeds. We received net proceeds from the Company’s Offering and the sale of the Insider Warrants of approximately $51,151,641, net of the non-deferred portion of the underwriting commissions of $1,250,000 and offering costs and other expenses of approximately $573,359.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our audited financial statements included elsewhere in this report. We believe the following critical accounting polices involved the most significant judgments and estimates used in the preparation of our financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds from our initial public offering, including the amounts held in the trust account may be invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, having a maturity of 180 days or less, or in money market funds meeting the conditions under Rule 2a-7 under the Investment Company Act, until the earlier of (i) consummation of an initial business combination, or (ii) liquidation of the Company. These funds are currently invested in U.S. government treasury bills having a maturity of three months or less.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our financial statements beginning on page F-1, following item 15, of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the conclusion of the fiscal year ended December 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on our assessment we have determined that our disclosure controls and procedures were not effective as of December 31, 2011 due to certain material weaknesses. Our material weakness results from the fact that we create, review and process financial data without internal independent review due to our limited operations and personnel.

Notwithstanding management’s assessment that our disclosure controls and procedures were ineffective as of December 31, 2011 due to the material weakness described above, we believe that the financial statements included in this Annual Report on Form 10-K present fairly our financial condition, results of operations and cash flows for the years covered thereby in all material respects.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current executive officers and directors, as of February 21, 2012, are as follows:

Name	Age	Position
Xuesong Song	42	Chairman of the Board and Chief Financial Officer
Xuechu He	48	Vice Chairman and Director
Jin Shi	41	Chief Executive Officer and Director
Michael W. Zhang	42	Director
Dongying Sun	40	Director
Teng Zhou	47	Director
Xue Bai	29	Secretary

Xuesong Song has served as our chairman of the board of directors and chief financial officer since our inception. From May 2006 through January 2009, Mr. Song served as the chairman of ChinaGrowth North Acquisition Corporation, a special purpose acquisition company, which acquired UIB Group Limited in January 2009, the second largest insurance brokerage firm in China. Following the acquisition, Mr. Song served as a director of UIB Group Limited from January 2009 through May 2010. From May 2006 through January 2009, Mr. Song also served as the executive vice president of business development and a director of the board of ChinaGrowth South Acquisition Corporation, a special purpose acquisition company, which acquired Olympia Media Holdings Ltd. in January 2009, the largest privately owned newspaper aggregator and operator in China. Mr. Song has been a principal of Chum Capital Group Limited since August 2001, a merchant banking firm that invests in growth Chinese companies and advises them in financings, mergers & acquisitions and restructurings, which successfully acted as the sole advisor of Origin Agritech Ltd. (NASDAQ: SEED) and Hollysys Automation Technologies, Ltd (NASDAQ: HOLI) in their respective mergers with Chardan China Acquisition Corporation and Chardan North China Acquisition Corporation, respectively, and chief executive officer of Beijing Chum Investment Co., Ltd. since December 2001. Mr. Song was the chairman and chief executive officer of Shanghai Jinqiaotong Enterprise Developments Corporation Ltd. from April 2005 to May 2010, a direct investment company that owned approximately 18.4% of equity interest in Hollysys Automation Technologies, Ltd. before its merger with Chardan North China Acquisition Corporation. Mr. Song has been a director of Mobile Vision Communication Ltd. since July 2004. Between February 2001 and December 2001, Mr. Song was the vice president of ZZNode Holdings Ltd. Prior to joining ZZNode, Mr. Song held various positions from president assistant, vice president to deputy executive president at China Resources Investment & Management Co., Ltd. from October 1997 to December 2000. From January 1994 to July 1995, Mr. Song assumed positions from deputy representative of Beijing Office to representative of Hainan Office at Wins Group Holdings Ltd. Between July 1989 and January 1994, Mr. Song was an engineer with Tianjin Office, General Administration of Civil Aviation of China. Mr. Song received a Masters of Business Administration degree from Oklahoma City/Tianjin Program and an Associates degree in electrical engineering from Civil Aviation University of China. We believe Mr. Song is well-qualified to serve as a member of our board of directors due to his prior service as an executive and director of special purpose acquisition companies focused on China, as well as his contacts.

Xuechu He has served as our vice-chairman of the board since March 2011. Mr. He is a permanent resident of the Hong Kong SAR. Mr. He has been engaged in direct investments in the PRC for the past six years as a successful investor and dealmaker. Mr. He earned his reputation as a value creator in the capital markets from several marquee cases in which he acted as chairman of the board and the controlling shareholder at several public companies listed on the Hong Kong Stock Exchange from June 1999 to present. Since October 2007, Mr. He has been the chairman and executive director of Honbridge Holdings Ltd. (HK:8137), a HK listed investment holding company that focuses on the new and traditional energy and resources sector, the production and development of highly purified silicon, as well as fashion and lifestyle publications. Since March 2005, Mr. He has been a director of Guorun Group Ltd., a direct investment company. From May 2006 through January 2009, Mr. He served as a director of ChinaGrowth North Acquisition Corporation, a special purpose acquisition company, which acquired UIB Group Limited in January 2009, the second largest insurance brokerage firm in China. From May 2006 through January 2009, Mr. He also served as the chairman of ChinaGrowth South Acquisition Corporation, a special purpose acquisition company, which acquired Olympia Media Holdings Ltd. in January 2009, the largest privately owned newspaper aggregator and operator in China. Mr. He was Chairman of the board of South China Information & Technology Ltd., from July 2002 to June 2005, a publicly listed company in Hong Kong Stock Exchange whose name was changed to Guorun Holdings Ltd. in July 2002 and merged with Geely Automobile Holdings Ltd. in May 2005, the largest private automobile manufacturer in the PRC. Between September 2001 and April 2003, Mr. He was Chairman of Fourseas.com Ltd., a publicly listed company on the Hong Kong Stock Exchange whose name was changed to Shanghai Century Ltd. in June 2002 and merged with Shanghai Zendai Holdings in February 2003. Between August 2000 and November 2000, Mr. He was also Chairman of Interchina Holdings Ltd., a publicly listed company on the Hong Kong Stock Exchange acquired by him and merged with an operating company in the PRC. Mr. He was also Executive Director of Interchina Holdings Ltd. from November 2000 to September 2001. Prior to becoming an active investor, Mr. He established and operated his own businesses from May 1997 to June 1999, including property development, international trade and R&D of electric-powered vehicles. From December 1989 to May 1997, Mr. He assumed various positions at Finance Department of China Resources Holdings Co., Ltd. in Hong Kong, including audit manager, assistant general manager and deputy general manager, responsible for internal auditing, setting up internal control system, financial statements analysis, evaluating investment and financing projects, and providing to the board of directors critical analysis and advice related with finance in their decision-making process. Prior to joining China Resources Holdings Co., Ltd. in Hong Kong, Mr. He was the deputy director of the accounting department at China Resources Co., Ltd. in Beijing, responsible for financing and accounting activities related with import and export business from January 1985 to December 1989. Mr. He worked at the Ministry of Commodities (currently Ministry of Commerce), responsible for structuring accounting provisions for businesses between July 1983 and January 1985. Mr. He received a B.S. degree in finance and accounting from Anhui Finance and Trade College in 1983. Mr. He speaks Mandarin and Cantonese dialects of Chinese. Mr. He also currently serves as a director for Honbridge Management Limited, a Hong Kong company, Jessicacode Limited, a Hong Kong company, Kailun Photovoltaic Materials Investments Ltd., a Hong Kong company and Superb Taste Company Limited, a Hong Kong company.

Jin Shi has served as our Chief Executive Officer since March 2011, and Mr. Shi has served as a director since our inception. Mr. Shi served as vice-chairman of our Board of Directors from our inception until March 2011. From May 2006 through January 2009, Mr. Shi served as the chief executive officer and a director of the board of ChinaGrowth North Acquisition Corporation, which acquired UIB Group Limited in January 2009, the second largest insurance brokerage firm in China. From May 2006 through January 2009, Mr. Shi also served as the chief financial officer and a director of the board of ChinaGrowth South Acquisition Corporation, which acquired Olympia Media Holdings Ltd. in January 2009, the largest privately owned newspaper aggregator and operator in China. Mr. Shi has been a principal of Chum Capital Group Limited since February 2007, a merchant banking firm that invests in growth Chinese companies and advises them in financings, mergers & acquisitions and restructurings, which successfully acted as the sole advisor of Origin Agritech Ltd. (NASDAQ: SEED) and Hollysys Automation Technologies, Ltd. (NASDAQ: HOLI) in their respective mergers with Chardan China Acquisition Corporation and Chardan North China Acquisition Corporation, respectively, and a principal of Global Vestor Capital Partners LLC since November 2005. Mr. Shi has also been the chairman of Shanghai RayChem Industries Co., Ltd., a research & development based active pharmaceutical ingredient producer, since he founded the company in January 2005. Since September 2004, Mr. Shi has been the chief executive officer of Yihua Investment Co. Ltd., a direct investment company and the parent holding company of Shanghai RayChem Industries Co. Ltd. in China. Mr. Shi is also the president of PharmaSource Inc., a company he founded in 1997. Between June 1995 and October 1997, Mr. Shi was vice president of Sales and Marketing of Darsheng Trade & Technology Development Co., Ltd., the U.S. subsidiary of Tianjin Pharmaceuticals Corporation. From August 1992 through May 1995, Mr. Shi was with Tianjin Pharmaceuticals Corporation in China. Mr. Shi received a Bachelor of Science degree in Chemical Engineering from Tianjin University. We believe Mr. Shi is well-qualified to serve as a member of our board of directors due to his prior service as an executive and director of special purpose acquisition companies focused on China, as well as his contacts.

Michael W. Zhang has served as a member of our board of directors since our inception and as our chief executive officer from January to March 2011. From May 2006 through January 2009, Mr. Zhang served as the chief executive officer and a director of the board of ChinaGrowth South Acquisition Corporation, which acquired Olympia Media Holdings Ltd. in January 2009, the largest privately owned newspaper aggregator and operator in China in which he remains as a director on the board. From May 2006 through January 2009, Mr. Zhang also served as the chief financial officer and was a director of the board of ChinaGrowth North Acquisition Corporation, which acquired UIB Group Limited in January 2009, the second largest insurance brokerage firm in China since February 2007. Mr. Zhang is the Managing Partner of Helios Capital Management Co., Ltd., a private equity firm focused on Chinese growth companies. Prior to Helios, Mr. Zhang was a partner with Chum Capital Group Limited, which successfully acted as the sole advisor of Origin Agritech Ltd. (NASDAQ: SEED) and Hollysys Automation Technologies, Ltd. (NASDAQ: HOLI) in their respective mergers with Chardan China Acquisition Corporation and Chardan North China Acquisition Corporation, respectively. He has been a principal of Global Vestor Capital Partners LLC since 2005. Prior to Global Vestor Capital Partners LLC, Mr. Zhang was an Investment Professional with Avera Global Partners LP, a hedge fund in which he screened and analyzed public equity in global markets. Prior to attaining an MBA degree from Yale University, Mr. Zhang gained rich experience in equity investment and mergers & acquisitions advisory transactions through several positions both in and outside of China, including investment manager with a wealthy family affiliated with Pacific Investment Corporation where he sourced and evaluated target companies in China, the co-founder and chief executive officer of IQBay Technology Inc., an e-commerce service provider based in Shanghai, and investment banker with Deutsche Bank Securities Inc. in the United States, where he completed more than $6 billion in mergers & acquisitions and financing transactions. Mr. Zhang received a Masters of Business Administration degree from Yale University, a Bachelor of Science in Finance from Indiana University in Bloomington and an Associate degree from the College of International Business, Shanghai University. He is currently a director of the board with China TopReach Inc., Shanghai Kinetic Medical Co., Ltd. and Chum Capital Group Limited.

Dongying Sun has been a member of our board of directors since inception. Mr. Sun has been a senior partner at Guantao Law Firm. For the past 15 years, Mr. Sun has served as PRC legal counsel to multinational corporations, both state-owned and privately-owned Chinese companies, private equity and venture capital funds as well as entrepreneurs in a wide range of industries relating to mergers & acquisitions and divestitures in China, and issuing equity and debt securities in domestic and international capital markets. From 1994 to 2000, Mr. Sun was a legal consultant in China Machine Building International Corp. Mr. Sun received the attorney qualification in 1995, an LL.M degree from Chicago-Kent College of Law in Illinois Institute of Technology in 2004, and an LL.B degree from China University of Politics and Law in 1994. We believe Mr. Sun is well-qualified to serve as a member of our board of directors due to his international legal experience, and specifically his experience advising state-owned and privately-owned Chinese companies, as well as his contacts.

Teng Zhou has served as a member of our board of directors since March 2011. Mr. Zhou is a permanent resident of the Hong Kong SAR. Mr. Zhou has been engaged in direct investments in the PRC for the past six years as a successful investor. Mr. Zhou was a key member of the team, led by Mr. He, that successfully completed various transactions of merging operating assets with listed companies on the Hong Kong Stock Exchange. Mr. Zhou has been CEO of Guorun Group Ltd. since March 2005, a direct investment company. From May 2006 through January 2009, Mr. Zhou served as an executive vice president and director of ChinaGrowth North Acquisition Corporation, a special purpose acquisition company, which acquired UIB Group Limited in January 2009, the second largest insurance brokerage firm in China. From May 2006 through January 2009, Mr. Zhou also served as a director of ChinaGrowth South Acquisition Corporation, a special purpose acquisition company, which acquired Olympia Media Holdings Ltd. in January 2009, the largest privately owned newspaper aggregator and operator in China. From July 2002 to June 2005, Mr. Zhou was Executive Director of South China Information & Technology Ltd., a publicly listed company on the Hong Kong Stock Exchange whose name was changed to Guorun Holdings Ltd. in July 2002 and merged with Geely Automobile Holdings Ltd. in May 2005, the largest private automobile manufacturer in the PRC. Between September 2001 and April 2003, Mr. Zhou was Executive Director of Fourseas.com Ltd., a publicly listed company in Hong Kong Stock Exchange whose name was changed to Shanghai Century Ltd. in June 2002 and merged with Shanghai Zendai Holdings in February 2003. Mr. Zhou was also the president and director of Lifestyle International (HK) Co., Ltd. and Triumphant Glory Investments Ltd. Prior to becoming an active investor, Mr. Zhou operated his own business in trade, food service and capital market investment from August 1997 to September 2001. Mr. Zhou was assigned by China Resources Holdings Co., Ltd. in Hong Kong to manage an industrial manufacturing subsidiary from April 1986 to August 1997, during which he assumed various positions including Finance Director, CFO, Vice President and President. Mr. Zhou joined China Resources Holdings Ltd. in January 1985. From August 1983 to January 1985, Mr. Zhou researched cost accounting framework for the construction industry at China Academy of Building Research. Mr. Zhou received a B.S. in Accounting from Hunan Finance and Economic College. Mr. Zhou speaks Mandarin and Cantonese dialects of Chinese. Mr. Zhou also serves as a director for Shandong Hengyuan New Energy Technology Ltd., Shezhen Lifestyle Fashion & Accessories Co., Ltd., Shanxi Wusheng Aluminium Ltd., Prosper Glory Holdings Ltd., and Venture Link Assets Ltd.

Xue Bai has served as the secretary since March 2011. Ms. Bai has been an associate at Chum Capital Group Limited since July 2007, a merchant banking firm that invests in growth Chinese companies and advises them in financings, mergers & acquisitions and restructurings, which successfully acted as the sole advisor of Origin Agritech Ltd. (NASDAQ: SEED) and Hollysys Automation Technologies, Ltd. (NASDAQ: HOLI) in their respective mergers with Chardan China Acquisition Corporation and Chardan North China Acquisition Corporation. Prior to joining Chum, Ms. Bai attended the University of Melbourne (Australia) from March 2002 until December 2006 and Ms. Bai received a Bachelor Degree in Commerce and a Bachelor Degree in Information Systems from the University of Melbourne (Australia).

Our board of directors is divided into three classes, with only one class of directors being elected in each year and each class serving a three-year term. Our memorandum and articles of association provide that the number of directors which may constitute the board of directors shall be two or greater. Upon completion of this offering our board of directors will have six members. The term of office of the first class of directors, consisting of Dongying Sun and Michael W. Zhang, will expire at our first annual meeting of shareholders following the completion of this offering. The term of office of the second class of directors, consisting of Mr. Xuechu He and Mr. Teng Zhou, will expire at the second annual meeting following the completion of this offering. The term of office of the third class of directors, consisting of Xuesong Song, and Jin Shi, will expire at the third annual meeting following the completion of this offering.

Board of Directors Leadership Structure

Our memorandum and articles of association provide the Board of Directors with the flexibility to combine or separate the positions of Chairman and Chief Executive Officer. Historically, these positions have been separate. Our Board believes that the separation of these positions allows us to have a Chairman focused on the leadership of the Board while allowing our Chief Executive Officer to focus more of his time and energy on managing our operations. The Board of Directors believes that Mr. Song's service as both Chairman of the Board and Chief Financial Officer is in the best interest of our company and stockholders. Mr. Song possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the company, and we believe he is the person best positioned to develop agendas that ensure that the Board's time and attention is focused on the most critical matters. Our Board believes that his combined role enables clear accountability and enhances our ability to communicate our message and strategy clearly and consistently to stockholders. Each of the directors other than Mr. Song and Mr. Shi is independent under the rules of NASDAQ and the SEC, and the board of directors believes that the independent directors provide effective oversight of management. Although the Board of Directors currently believes that the combination of the Chairman and Chief Financial Officer roles is appropriate in the current circumstances, we will maintain the flexibility to separate these positions in the future. While we do not currently intend to separate these positions, a change in leadership structure could be made if the Board of Directors determined it was in the best long-term interests of stockholders.

Board Committees

Our board of directors has formed an audit committee and a governance and nominating committee. Each committee is composed of three directors.

Audit Committee

Our audit committee consists of Michael W. Zhang, Xuechu He and Teng Zhou. As required by the rules of the Nasdaq Capital Market, each of the members of our audit committee is financially literate, and we consider Mr. He to qualify as an “audit committee financial expert” and “financially sophisticated” as defined under SEC and Nasdaq Capital Market rules, respectively. We will have an audit committee composed of three independent directors within one year of the date of our prospectus. The responsibilities of our audit committee will include:

•	meeting with our management periodically to consider the adequacy of our internal control over financial reporting and the objectivity of our financial reporting;

•	appointing the independent registered public accounting firm, determining the compensation of the independent registered public accounting firm and pre-approving the engagement of the independent registered public accounting firm for audit and non-audit services;

•	overseeing the independent registered public accounting firm, including reviewing independence and quality control procedures and experience and qualifications of audit personnel that are providing us audit services;

•	meeting with the independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters;

•	reviewing our financing plans, the adequacy and sufficiency of our financial and accounting controls, practices and procedures, the activities and recommendations of the auditors and our reporting policies and practices, and reporting recommendations to our full board of directors for approval;

•	establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls or auditing matters and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters;

•	following the completion of this offering, preparing the report required by the rules of the SEC to be included in our annual proxy statement;
•	monitoring compliance on a quarterly basis with the terms of this offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of this offering; and
•	reviewing and approving all payments made to our officers, directors and affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Governance and Nominating Committee

Our governance and nominating committee consists of Xuechu He and Teng Zhou and Dongying Sun. The functions of our governance and nominating committee include:

•	recommending qualified candidates for election to our board of directors;

•	evaluating and reviewing the performance of existing directors;

•	making recommendations to our board of directors regarding governance matters, including our memorandum and articles of association and charters of our committees; and

•	developing and recommending to our board of directors governance and nominating guidelines and principles applicable to us.

Code of Ethics and Committee Charters

We have adopted a code of ethics that applies to our officers, directors and employees. Copies of our code of ethics and our board committee charters have been filed as exhibits to the registration statement of which our prospectus is a part. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, we will provide a copy of our code of ethics upon request, without charge. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Form 8-K.

Limitation on Liability and Indemnification of Directors and Officers

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against civil fraud or the consequences of committing a crime. Our memorandum and articles of association will provide for indemnification of our officers and directors for any liability incurred in their capacities as such, except through their own fraud or willful default. We have entered into indemnification agreements with each of our officers and directors which indemnify such individuals to the extent allowable under Cayman Islands law.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is theretofore unenforceable.

ITEM 11. Executive Compensation for Officers and Directors

Our officers and directors have not received any compensation for services rendered. Commencing on June 2, 2011 and through the earlier of consummation of our initial business combination or the liquidation of our trust account, we will pay Chum Capital Group a total of $10,000 per month for accounting, legal and operational support, access to support staff, and information technology infrastructure. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. No compensation of any kind, including finders’ and consulting fees, will be paid either by us or by any affiliated entity for services rendered to us by any of our sponsor, officers and directors or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of reimbursement these individuals may receive. After an initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. We do not have a long-term incentive plan or pension plan and do not provide retirement benefits to our employees. We have no plans or arrangements that result in the compensation of an executive officer or director in the event such person’s employment is terminated following a change of control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our ordinary shares on March 27, 2012, by (1) each director and named executive officer of our Company, (2) all directors and named executive officers of our Company as a group, and (3) each person known by us to own more than 5% of our common stock. Applicable percentage ownership in the following table is based on 6,250,000 shares of common stock outstanding as of March 27, 2012.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect beneficial ownership of the 3,966,667 insider warrants because these warrants are not exercisable until the later of one year after the date of our initial public offering and 30 days following the consummation of our initial business combination.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Approximate Percentage of Outstanding Ordinary Shares
Xuesong Song	1,150,000	(3)	18.4%
Jin Shi	1,150,000	(3)	18.4%
Xuechu He	50,000		*
Teng Zhou	50,000		*
Michael W. Zhang	0		0%
Xue Bai	0		0%
Dongying Sun	0		0%
All directors and executive officers as a group (four individuals)	1,250,000		20%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is A12 Jianguomenwai Avenue, NCI Tower, Suite 1602, Chaoyang District, Beijing, PRC 100022.

(2)	Assumes no forfeiture of the founder earnout shares.

(3)	Represents shares held by Chum Capital Group Limited, an entity owned entirely by Mr. Xuesong Song and Mr. Jin Shi.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In January 2010, we issued 1,955,000 ordinary shares to Chum Capital Group Limited for $25,000 in cash, at a purchase price of approximately $0.013 per share. Chum Capital Group is controlled by Mr. Xuesong Song and Mr. Jin Shi. As of December 31, 2010, 1,955,000 ordinary shares were issued and outstanding, of which 225,000 ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full.

Chum Capital Group Limited agreed to forfeit, and we subsequently cancelled, 230,000 of these shares in March 2011. In addition, Chum Capital Group Limited transferred 50,000 shares to each of Messrs. He and Zhou for approximately $0.013 per share in March 2011. In May 2011, our initial shareholders agreed to forfeit, and we subsequently cancelled, 287,500 shares. On July 28, 2011, Chum Capital Group forfeited, and the Company cancelled, 187,500 shares in connection with the expiration of the underwriters’ over-allotment option.

On June 2, 2011, Chum Capital Group, Mr. Xuechu He and Mr. Teng Zhou purchased an aggregate of 3,966,667 warrants (the “Insider Warrants”) from the Company in a private placement pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Insider Warrants were sold for a total purchase price of $2,975,000 or $0.75 per warrant. The private placement took place simultaneously with the consummation of the Offering. All of the proceeds received from this purchase were placed into the Trust Account. The Insider Warrants are identical to the Warrants in the Offering except that the Insider Warrants may be exercisable for cash or on a cashless basis, at the holder’s option, and will not be redeemable by the Company, in each case so long as such securities are held by the Insiders or their affiliates. Additionally, all Insiders have waived their rights to receive distributions upon the Company’s liquidation prior to a Business Combination with respect to the Insider Shares. Furthermore, all Insiders have agreed that the Insider Warrants will not be sold or transferred until 30 days after the Company has completed its initial Business Combination. Except for certain permitted transferees, the Insider Warrants will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination.

The Company entered into an unsecured promissory note with Mr. Xuesong Song in an aggregate principal amount of $200,000. The note did not bear interest and was payable upon the completion of the Offering.   The loan was repaid in full in June 2011 with proceeds from the Offering.

The Company has agreed to pay Chum Capital Group Limited a total of $10,000 per month for office space, utilities, secretarial and general and administrative services for a period commencing June 2, 2011 and ending on the earlier of the consummation by the Company of an initial Business Combination or the Company’s liquidation. Chum Capital Group Limited is an affiliate of Xuesong Song, Jin Shi and Michael W. Zhang, the Company’s executives. Total expenses related to office space, utilities, secretarial and general and administrative services for the year ended December 31, 2011 was $70,000.

Other than the $10,000 per-month administrative fee which we paid Chum Capital Group Limited and the reimbursements for out-of-pocket expenses paid to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, were paid to any of our initial shareholders, officers or directors, or to any of their affiliates prior to the distribution of the trust fund.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

•	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company, although they have agreed not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 21 months of the date of the closing of this offering.

•	Other than with respect to the initial business combination, we have not adopted a policy that expressly prohibits our directors, officers, shareholders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such parties may have an interest in certain transactions in which we are involved, and may also compete with us.
•	Our directors and officers may purchase ordinary shares as part of the units sold in this offering or in the open market. Our directors and officers have agreed to vote any ordinary shares acquired by them in this offering and any ordinary shares acquired by them after this offering in favor of our initial business combination.

•	If we were to make a deposit, down payment or fund a “no shop” provision in connection with a potential business combination, we may have insufficient funds available outside of the trust account to pay for due diligence, legal, accounting and other expenses attendant to completing a business combination. In such event, our officers or directors or other parties may have to incur such expenses in order to proceed with the proposed business combination. As part of any such combination, our officers and directors or other parties may negotiate the repayment of some or all of any such expenses, without interest or other compensation, which if not agreed to by the target business’s management, could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest.

•	The founder shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed, and the insider warrants purchased by our officers and directors, and any warrants which they may purchase in the aftermarket will expire worthless if a business combination is not consummated. Additionally, our officers and directors will not receive liquidation distributions with respect to any of their founder shares. Furthermore, the purchasers of the insider warrants have agreed that such securities will not be sold or transferred by them (except to certain permitted transferees) until 30 days after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination with.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

Under Cayman Islands law, our directors have fiduciary duties to act honestly, in good faith and with a view to our best interests. Our directors also have a duty to exercise the care, diligence and skills that a reasonably prudent person would exercise in comparable circumstances. In fulfilling their duty of care to us, our directors must ensure compliance with our memorandum and articles of association. In certain limited circumstances, a shareholder has the right to seek damages if a duty owed by our directors is breached.

Under Cayman Islands law, our directors have fiduciary duties to act honestly, in good faith and with a view to our best interests. Our directors also have a duty to exercise the care, diligence and skills that a reasonably prudent person would exercise in comparable circumstances. In fulfilling their duty of care to us, our directors must ensure compliance with our memorandum and articles of association. In certain limited circumstances, a shareholder has the right to seek damages if a duty owed by our directors is breached.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations in the case of individuals, each of our officers and directors has agreed, until the earliest of our initial business combination, our liquidation or in the case of individuals such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have. The following table summarizes the relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Priority/Preference Relative to China Growth Equity Investment Ltd.
Xuesong Song	Mobile Vision Communication Ltd.	Mr. Song is a director of Mobile Vision Communication Ltd. or MVC. MVC is a mobile media content provider and distributor in the PRC. In the event that we seek to acquire an operating business in the mobile media industry in the PRC, a conflict may arise because Mr. Song has a pre-existing relationship with MVC. Such conflict is likely to be resolved in favor of MVC as Mr. Song must present acquisitions on the mobile media sector in the PRC to MVC before presenting to us.
Xuechu He	Honbridge Holdings Ltd.	Mr. He is the chairman of Honbridge Holdings Ltd., a Hong Kong listed investment holding company that focuses on the new and traditional energy and resources sector, highly purified silicon business, as well as publication. In the event that we seek to acquire an operating business in the energy industry in the PRC, a conflict may arise because Mr. He has a pre-existing relationship with Honbridge Holdings Ltd. Such conflict is like to be resolved in favor of Honbridge Holdings Ltd. as Mr. He must present acquisitions on the energy sector in the PRC to Honbridge Holdings Ltd. before presenting to us.
Michael W. Zhang	China TopReach Inc.	Mr. Zhang is a director of China TopReach Inc. or CTR. CTR is an aggregator and operator of print media businesses in the PRC. In the event that we seek to acquire an operating business in the print media sector in the PRC, a conflict may arise because Mr. Zhang has a pre-existing relationship with CTR. Such conflict is likely to be resolved in favor of CTR as Mr. Zhang must present acquisition opportunities in the print media business in the PRC to CTR before presenting to us.
	Helios Capital Management Co., Ltd.	Mr. Zhang is also the Managing Partner of Helios Capital Management Co., Ltd. or Helios, a private equity firm focused on Chinese growth companies. In the event that we seek to acquire a Chinese growth company, a conflict may arise because Mr. Zhang has a pre-existing relationship with Helios, which may be resolved in favor of Helios.

In addition, Xuesong Song, Jin Shi and Michael W. Zhang are each affiliated with Chum Capital Group Limited. Chum Capital Group Limited is a privately owned merchant bank which invests in growth companies and advises mid-market companies in accessing international capital markets through public listing or mergers and acquisitions. We do not believe there is any conflict between Messrs. Song’s, Shi’s and Zhang’s responsibilities at Chum Capital Group Limited and their obligations to our company because Chum Capital Group Limited does not make investments in excess of $15 million, and we expect that our initial business combination will be well in excess of this threshold. In addition, Chum Capital has granted us a right of first refusal for any investments in excess of $25 million and/or investments in companies seeking a public offering.

We will not acquire an entity with which any of our officers or directors, through their other business activities, is currently having acquisition or investment discussions. To further minimize potential conflicts of interest, we have agreed not to (i) acquire an entity with which our officers or directors, through their other business activities, had acquisition or investment discussions in the past, (ii) consummate an initial business combination with an entity which is, or has been within the past five years, affiliated with any of our officers, directors, initial shareholders or their affiliates, including an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with such individuals; or (iii) enter into a business combination where we acquire less than 100% of a target business and any of our officers, directors, initial shareholders or their affiliates acquire the remaining portion of such target business, unless, in any case, we obtain an opinion from an independent investment banking firm reasonably acceptable to Deutsche Bank Securities Inc. that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors, shareholders or advisors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Director Independence

At present, our board of directors has determined that each of Dongying Sun, Xuechu He, Teng Zhou and Michael W. Zhang qualify as “independent directors” within the meaning of Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002, and Rule 5605 of the Nasdaq Marketplace Rules.

Pursuant to Rule 5615(a)(3) of the Nasdaq Marketplace Rules, because we are a foreign based entity, we need only comply with Cayman Islands law, to the extent not contrary to federal securities law, with respect to the composition of our board of directors. Cayman Islands law does not require independent directors or an independent audit committee, however, pursuant to Section 10A(m) of the Securities Exchange Act of 1934, as amended, and Section 3 of the Sarbanes-Oxley Act, we are required to have an independent audit committee. As Cayman Islands law does not require us to have independent directors on our board, we are not required to comply with Rule 5615(a)(3) of the Nasdaq Marketplace Rules, which requires a Nasdaq-listed company to have a board of directors comprised of a majority of independent directors. Prior to completion of our initial business combination, we intend to be in full compliance with the standards imposed by the Securities Exchange Act of 1934 and Sarbanes-Oxley Act of 2002.

Item 14. Principal Accounting Fees and Services

The firm of Crowe Horwath LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Crowe Horwath LLP for services rendered.

The aggregate fees billed to us by Crowe Horwath LLP for the fiscal years ended December 31, 2011 and 2010, respectively, are as follows:

	2011	2010
Audit Fees(1)	$44,000	$40,000
Audit-Related Fees(2)	$2,000	$-
Total	$46,000	$40,000

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements and the review of our interim financial statements. Audit Fees also include the audits of our financial statements to be included in our Form S-1 Registration Statement.
(2)	Audit-Related Fees consist of fees incurred for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the category “Audit Fees,” and include, but are not limited to, professional services related to consultation on proposed business combinations.

We have not incurred any fees for tax services. There have been no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a). The following documents are filed as part of this Annual Report on Form 10-K.

(1) Financial Statements

Reference is made to the index to Financial Statements of the Company under Item 8 of Part II.

(2) Financial Statement Schedules:

All finanical statement schedules are omitted because they are not applicable or the amounts are immaterial, not required or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Amendment No.5 to Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on May 25, 2011)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on April 18, 2011)
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Amendment No. 4 to Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on May 20, 2011)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Amendment No.4 to Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on May 20, 2011)
4.4	Warrant Agreement and between American Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Amendment No.5 to Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on May 25, 2011)
10.1	Promissory Note by and among the Company and Xuesong Song, dated as of January 12, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Amendment No.3 to Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on May 10, 2011)
10.2	Form of Letter Agreement by and among the Company, Deutsche Bank Securities Inc. and each of the Company’s officers, directors and initial shareholders (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Amendment No. 5 to Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on May 25, 2011)
10.3	Investment Management Trust Agreement by and among the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Amendment No. 5 to Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on May 25, 2011)
10.4	Letter Agreement Regarding Administrative Support by and among the Company and Chum Capital Group Limited (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on April 6, 2011)
10.5	Registration Rights Agreement by and among the Company and the Initial Shareholders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Amendment No.4 to Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on May 20, 2011)
10.6	Securities Purchase Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Amendment No.1 to Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on April 18, 2011)
10.7	Sponsor Warrant Purchase Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Amendment No.1 to Form S-1(File No. 333-173323, filed with the Securities and Exchange Commission on April 18, 2011)
10.8	Indemnity Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on April 18, 2011)
10.9	Securities Escrow Agreement among the Company, American Stock Transfer & Trust Company and the Initial Shareholders (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Amendment No.5 to Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on May 25, 2011)
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on April 18, 2011)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C.1350

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereto duly authorized.

Dated:   March 30, 2012

China Growth Equity Investment Ltd.

By:	/s/Jin Shi
Jin Shi
Chief Executive Officer and Director

POWER OF ATTORNEY

The undersigned directors and officers of China Growth Equity Investment Ltd. hereby constitute and appoint Xuesong Song and Jin Shi, with the power to act without the other and with full power of substitution and resubstitution, our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

/s/ Xuesong Song	Chairman of the Board and Chief Financial Officer	March 30, 2012
Xuesong Song

/s/ Jin Shi	Chief Executive Officer and Director	March 30, 2012
Jin Shi

/s/ Xuechu He	Vice Chairman of the Board	March 30, 2012
Xuechu He

/s/ Dongying Sun	Director	March 30, 2012
Dongying Sun

/s/ Michael W. Zhang	Director	March 30, 2012
Michael W. Zhang

/s/ Teng Zhou	Director	March 30, 2012
Teng Zhou

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

China Growth Equity Investment, Ltd.

Beijing, PRC

We have audited the accompanying balance sheets of China Growth Equity Investment, Ltd. (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2011 and the periods from January 18, 2010 (inception) to December 31, 2010 and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011 and the periods from January 18, 2010 (inception) to December 31, 2010 and 2011, in conformity with U.S. generally accepted accounting principles.

New York, New York

March 30, 2012

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash	$134,028	$167,374
Investments held in trust at amortized cost	50,255,577	-
Advances to Affiliate	382,830
Prepaid expenses	100,844	1,098
Deferred offering costs	-	110,392

Total assets	$50,873,279	$278,864
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$11,500	$64,906
Deferred underwriter’s fee	2,250,000	-
Shareholder loan	-	192,261
Due to shareholders	206	206
Total liabilities	2,261,706	257,373

Maximum ordinary shares, subject to possible redemption 4,339,460 and 0 shares stated at conversion value, respectively	43,611,572	-

Shareholders’ equity:
Ordinary shares, $.001 par value Authorized 60,000,000 shares; 6,250,000 and 1,955,000 shares issued and outstanding respectively	1,909	1,955
Additional paid-in capital	5,333,060	42,945
Deficit accumulated during the development stage	(334,968)	(23,409)
Total shareholders’ equity	5,000,001	21,491
Total liabilities and shareholders’ equity	$50,873,279	$278,864

See accompanying notes to financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Statements of Operations

	For the year ended December 31, 2011	For the period from January 18, 2010 (Inception) to December 31, 2010	For the period from January 18, 2010 (Inception) to December 31, 2011

Formation and operating costs	$310,075	$11,248	$321,323
Interest income	(5,577)	-	(5,577)
Interest expense	7,739	12,161	19,900
Other income	(678)	-	(678)
Net loss	$(311,559)	$(23,409)	$(334,968)
Weighted average shares outstanding	4,426,677	1,955,000
Basic and diluted net loss per share	$(0.07)	$(0.01)

See accompanying notes to financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Statement of Shareholders’ Equity

For the Period January 18, 2010 (Inception) to December 31, 2011

				Deficit
				Accumulated
				During the
	Ordinary Shares		Additional	Development	Shareholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Ordinary shares issued at inception	1,955,000	$1,955	$23,045	$—	$25,000
Interest on shareholder loan	—	—	19,900	—	19,900
Net loss	—	—	—	(23,409)	(23,409)
Balance at December 31, 2010	1,955,000	1,955	42,945	(23,409)	21,491

Forfeiture of Initial Shareholders’ shares	(517,500)	(518)	518	—	—
Proceeds from initial public offering net of offering costs and underwriter discounts of $4,073,359	5,000,000	5,000	45,921,641	—	45,926,641
Proceeds from sale of warrants in private placement	—	—	2,975,000	—	2,975,000
Proceeds subject to maximum conversion of 4,367,578 shares	—	(4,368)	(43,889,791)	—	(43,894,159)
Decrease of 28,118 shares subject to possible conversion at December 31, 2011	—	28	282,559	—	282,587
Forfeiture of 187,500 Initial Shareholders’ shares due to expiration of underwriters’ over-allotment option	(187,500)	(188)	188	—	—
Net loss	—	—	—	(311,559)	(311,559)
Balance at December 31, 2011	6,250,000	$1,909	$5,333,060	$(334,968)	$5,000,001

See accompanying notes to financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Statements of Cash Flows

	For the year ended December 31, 2011	For the period from January 18, 2010 (Inception) to December 31, 2010	For the period from January 18, 2010 (Inception) to December 31, 2011

Cash flows from operating activities
Net loss	$(311,559)	$(23,409)	$(334,968)
Adjustment to reconcile net loss to net cash used in operating activities
Interest expense on shareholder loan	7,739	12,161	19,900
Foreign exchange gain	(632)	-	(632)
Changes in operating assets and liabilities
Advance to affiliate	(382,198)	-	(382,198)
Prepaid expenses	(99,746)	(1,098)	(100,844)
Accrued expenses	6,141	5,359	11,500
Due to shareholders	-	206	206
Net cash used in operating activities	(780,255)	(6,781)	(787,036)

Cash flows from investing activities
Interest reinvested in the trust account	(5,577)	-	(5,577)
Funds placed in trust account from the initial public offering	(50,250,000)	-	(50,250,000)
Net cash used in investing activities	(50,255,577)	-	(50,255,577)

Cash flows from financing activities
Proceeds from sale of ordinary shares to founding Shareholders	-	25,000	25,000
Proceeds from initial public offering	50,000,000	-	50,000,000
Proceeds from private placement of insider warrants	2,975,000	-	2,975,000
Payment of underwriters fees and offering costs	(1,772,514)	(50,845)	(1,823,359)
Proceeds from shareholder loan	-	200,000	200,000
Repayment of shareholder loan	(200,000)	-	(200,000)
Net cash provided by financing activities	51,002,486	174,155	51,176,641
Net (decrease) increase in cash	(33,346)	167,374	134,028
Cash at beginning of period	167,374	-	-
Cash at end of period	$134,028	$167,374	$134,028

Supplemental disclosure of non-cash financing activities
Deferred underwriters' commission included in proceeds from IPO	$2,250,000	$-	$2,250,000
Accrued offering costs included in proceeds from initial public offering	$-	$59,547	$-

See accompanying notes to financial statements

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

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective May 26, 2011. The Company consummated the Offering on June 2, 2011 and received net proceeds of $51,151,641, which included $2,250,000 in deferred underwriter’s fees, and $2,975,000 from the private placement sale of Insider Warrants (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business that has its principal business and/or material operations located in the People’s Republic of China (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, management has agreed that at least $10.05 per unit sold in the Offering will be held in a trust account (“Trust Account”) and invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses and other entities it engages execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. In order to protect the amounts held in the Trust Account, the Company’s officers and directors have agreed to indemnify the Company for claims of creditors, vendors, service providers and target businesses who have not executed a valid and binding waiver of their right to seek payment of amounts due to them out of the Trust Account. The only obligations not covered by such indemnity are with respect to claims of creditors, vendors, service providers and target businesses that have executed a valid and binding waiver of their right to seek payment of amounts due to them out of the Trust Account. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest income earned on the Trust Account may be released to the Company to fund working capital and to pay the Company’s tax obligations.

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

Fair Value

The Company measures fair value in accordance with generally accepted accounting principles. Fair value measurements are applied under other accounting pronouncements that require or permit fair value measurements. Financial instruments included in the Company’s balance sheets consist of cash and cash equivalents, investments held in trust, advances to affiliate, accrued expenses, and due to related parties. The carrying amounts of these instruments reasonably approximate their fair values due to their short-term maturities.

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

Although the Company does not specify a maximum redemption threshold, its Amended and Restated Articles of Incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its shareholders’ equity to be less than $5,000,001. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital. Accordingly, 4,339,460 shares of common stock sold in the offering are classified outside of permanent equity at redemption value.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary shares had been issued and if the additional ordinary shares were dilutive. For all periods presented 8,966,667 warrants to purchase ordinary shares have been excluded from the computation of potentially dilutive securities as they are antidilutive.

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

In connection with the Offering the Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units solely to cover over-allotments. On July 28, 2011 the underwriters had not exercised the over-allotment option and it expired.

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

As of December 31, 2011, investment securities in the Company’s Trust Account consist of $50,255,577 in U.S. government treasury bills (the “T-Bills”) with a maturity of March 1, 2012 and $2,280 of cash. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held-to-maturity securities at December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$2,280	$—	$—	$2,280
Held-to-Maturity:
United States Treasury Securities	50,253,297	195	—	50,253,492
Total Investments Held in Trust	$50,255,577	$195	$—	$50,255,772

The Company’s T-Bills had an originally maturity date of September 1, 2011. Upon maturity, the Company recognized $2,198 in interest income and reinvested the proceeds in six-month T-Bills with a maturity date of March 1, 2012. As of December 31, 2011, the Company has recognized $3,378 of interest income related to the T-Bills with $1,703 of the unamortized discount to be recognized over the remaining life of the securities.

Note 5 — Related Party

The Company entered into an unsecured promissory note with an officer of the Company in an aggregate principal amount of $200,000. The note did not bear interest and was payable upon the completion of the Offering.  $19,900 of interest was imputed on the note at 7% and charged to additional paid-in capital.  The discount was amortized to interest expense on a monthly basis. Interest expense for the year ended December 31, 2011 and the periods from January 18, 2010 (inception) to December 31, 2010 and December 31, 2011 was $7,739, $12,161, and $19,900, respectively. The loan was repaid in full in June 2011 with proceeds from the Offering.

The Company has agreed to pay Chum Capital Group Limited (“Chum”) a total of $10,000 per month for office space, utilities, secretarial and general and administrative services for a period commencing June 2, 2011 and ending on the earlier of the consummation by the Company of an initial Business Combination or the Company’s liquidation. Chum Capital Group Limited is an affiliate of Xuesong Song, Jin Shi and Michael W. Zhang, the Company’s executives. Total expenses related to office space, utilities, secretarial and general and administrative services for the nine months ended December 31, 2011 was $70,000.

On October 15, 2011, the Company’s Board of Directors authorized it to advance $390,000 to Chum in order to reduce potential losses incurred by Chinese currency appreciation against the U.S. dollar. The advance will be used to fund the operating expenses of the Company. During the year ended December 31, 2011 the Company advanced Chum a total of $382,198 and recognized a foreign exchange gain of $632 on the advance. As of December 31, 2011 the Company has a receivable of $382,830 from Chum.

Note 6 — Fair Value Measurements

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of December 31, 2011.

The accounting standard regarding fair value measurements discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company has no assets or liabilities carried at fair value on a recurring basis or assets carried at fair value on a non-recurring basis as of December 31, 2011.

As of December 31, 2011, $50,253,492 of the Company’s investment held in trust was invested exclusively in obligations of the U.S. government issued or guaranteed by the U.S. Treasury with the remaining amount held in cash. The Company accounts for these investments as held-to-maturity securities, which are recorded on the balance sheet at amortized cost and classified as either short term or long term based on the contractual maturity. The fair values of the Company’s investments U.S. Treasury bills are determined through observable quoted active markets and the fair value approximates carrying value due to the short term nature. As of December 31, 2011 there were no unrealized gains or losses on investments held in trust and the securities mature in March 2012.

Note 7 — Deferred Offering Costs

Deferred offering costs consist principally of legal and underwriting fees incurred through the balance sheet date that are directly related to the Offering and were charged to shareholders’ equity upon receipt of the capital raised.

Note 8 — Shareholder’s Equity

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2011 no shares of preferred stock were issued or outstanding.

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

As of December 31, 2011, 6,250,000 ordinary shares were issued and outstanding. An additional 367,647 founder shares are subject to forfeiture by the Company’s initial shareholders to the extent that certain share price targets are not achieved for any 20 trading days within at least one 30-trading day period within 36 months following the closing of the Company's initial business combination.

As of December 31, 2011, there were 8,966,667 shares of common stock reserved for issuance upon exercise of the Company’s outstanding warrants.

Note 9 — Commitments

The holders of the Company’s initial shares issued and outstanding as well as the holders of the Insider Warrants (and underlying securities), will be entitled to registration rights. The holders of the majority of these securities are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of the Company’s initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the founder shares, upon the earlier of (1) one year after the completion of our initial business combination and (2) the date on which the Company consummates a liquidation, merger, share exchange or other similar transaction after its initial Business Combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the insider warrants and the respective ordinary shares underlying such warrants, 30 days after the completion of the Company’s initial Business Combination. Notwithstanding the foregoing, in the event the sales price of the Company’s shares reaches or exceeds $12.00 for any 20 trading days within any 30-trading day period during such one year period, 50% of the founder shares shall be released from the lock-up and, if the sales price of our shares reaches or exceeds $15.00 for any 20 trading days within any 30-trading day period during such one year period, the remaining 50% of the founder shares shall be released from the lock-up. In addition, the initial shareholders have agreed not to, subject to certain limited exceptions, transfer, assign or sell any of the insider warrants (including the ordinary shares issuable upon exercise of the insider warrants) until 30 days after the completion of the Company’s initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

