Form 10-K/A
period 2011-12-31
China Growth Equity Investment Ltd
filed 2012-05-15
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒    No☐

As of March 27, 2012, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 6,250,000.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K for the period ended December 31, 2011 to include a conformed signature page (page F-2). The Form 10-K was inadvertently filed previously without a conformed signature on p. F-2.

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

Dated:   May 15, 2012

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

/s/ Xuesong Song	Chairman of the Board and Chief Financial Officer	May 15, 2012
Xuesong Song

/s/ Jin Shi	Chief Executive Officer and Director	May 15, 2012
Jin Shi

/s/ Xuechu He	Vice Chairman of the Board	May 15, 2012
Xuechu He

/s/ Dongying Sun	Director	May 15, 2012
Dongying Sun

/s/ Michael W. Zhang	Director	May 15, 2012
Michael W. Zhang

/s/ Teng Zhou	Director	May 15, 2012
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

/s/ Crowe Horwath LLP

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

