Form 10-Q
period 2012-03-31
China Growth Equity Investment Ltd
filed 2012-05-15
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 11, 2012, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 6,250,000 .

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

CHINA GROWTH EQUITY INVESTMENT LTD.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Condensed Balance Sheets

	March	December
	31, 2012 (Unaudited)	31, 2011

ASSETS
Current assets:
Cash	$85,887	$134,028
Investments held in trust at amortized cost	50,258,937	50,255,577
Advances to Affiliate	265,931	382,830
Prepaid expenses	129,375	100,844

Total assets	$50,740,130	$50,873,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$5,244	$11,500
Deferred underwriter’s fee	2,250,000	2,250,000
Due to shareholders	206	206

Total liabilities	2,255,450	2,261,706

Maximum ordinary shares, subject to possible redemption 4,326,834 and 4,339,460 shares stated at conversion value, respectively	43,484,679	43,611,572

Shareholders’ equity:
Ordinary shares, $.001 par value Authorized 60,000,000 shares; 6,250,000 and 6,250,000 shares issued and outstanding respectively	1,922	1,909
Additional paid-in capital	5,459,940	5,333,060
Deficit accumulated during the development stage	(461,861)	(334,968)
Total shareholders’ equity	5,000,001	5,000,001
Total liabilities and shareholders’ equity	$50,740,130	$50,873,279

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

			For the period
			from January 18,
			2010 (Inception)
	For the three months	For the three months	to
	ended March	ended March	March 31,
	31, 2012	31, 2011	2012

Formation and operating costs	$(130,682)	$(8,631)	$(452,005)
Interest income	3,360	-	8,937
Interest expense	-	(3,317)	(19,900)
Other income	429	-	1,107
Net loss	$(126,893)	$(11,948)	$(461,861)

Weighted average shares outstanding	6,250,000	1,878,333
Basic and diluted net loss per share	$(0.02)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Condensed Statement of Shareholders’ Equity

For the Period January 18, 2010 (Inception) to March 31, 2012

(unaudited)

				Deficit
				Accumulated
				During the
	Ordinary Shares		Additional	Development	Shareholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Ordinary shares issued at inception	1,955,000	$1,955	$23,045	$-	$25,000
Interest on shareholder loan	-	-	19,900	-	19,900
Net loss	-	-	-	(23,409)	(23,409)
Balance at December 31, 2010	1,955,000	1,955	42,945	(23,409)	21,491

Forfeiture of Initial Shareholders’ shares	(517,500)	(518)	518	-	-
Proceeds from initial public offering net of offering	5,000,000	5,000	45,921,641	-	45,926,641
costs and underwriter discounts of $4,073,359
Proceeds from sale of warrants in private placement	-	-	2,975,000	-	2,975,000
Proceeds subject to maximum conversion of 4,367,578 shares	-	(4,368)	(43,889,791)	-	(43,894,159)
Decrease of 28,118 shares subject to possible
conversion at December 31, 2011	-	28	282,559	-	282,587
Forfeiture of 187,500 Initial Shareholders’ shares due to expiration of underwriters’ over-allotment option	(187,500)	(188)	188	-	-
Net loss	-	-	-	(311,559)	(311,559)
Balance at December 31, 2011	6,250,000	1,909	5,333,060	(334,968)	5,000,001

Decrease of 12,626 shares subject to possible conversion at March 31, 2012	-	13	126,880	-	126,893
Net loss	-	-	-	(126,893)	(126,893)
Balance at March 31, 2012	6,250,000	$1,922	$5,459,940	$(461,861)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Condensed Statement of Cash Flows

(unaudited)

			For the period
			from January
	For the three	For the three	18, 2010
	months ended	months ended	(Inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012

Cash flows from operating activities
Net loss	$(126,893)	$(11,948)	$(461,861)
Adjustment to reconcile net loss to net cash used in operating activities
Interest expense on shareholder loan	-	3,317	19,900
Foreign exchange gain	(417)	-	(1,049)
Discount amortization	(1,657)		(1,657)
Changes in operating assets and liabilities
Advance to affiliate	117,316	-	(264,882)
Deferred offering costs	-	(126,503)	-
Prepaid expenses	(28,531)	1,098	(129,375)
Accrued expenses	(6,256)	113,883	5,244
Due to shareholders	-	-	206
Net cash used in operating activities	(46,438)	(20,153)	(833,474)

Cash flows from investing activities
Interest reinvested in the trust account	(1,703)	-	(7,280)
Funds placed in trust account from the initial public offering	-	-	(50,250,000)
Net cash used in investing activities	(1,703)	-	(50,257,280)

Cash flows from financing activities
Proceeds from sale of ordinary shares to founding Shareholders	-	-	25,000
Proceeds from initial public offering	-	-	50,000,000
Proceeds from private placement of insider warrants	-	-	2,975,000
Payment of underwriters fees and offering costs	-	-	(1,823,359)
Proceeds from shareholder loan	-	-	200,000
Repayment of shareholder loan	-	-	(200,000)
Net cash provided by financing activities	-	-	51,176,641
Net (decrease) increase in cash	(48,141)	(20,153)	85,887

Cash at beginning of period	134,028	167,374	-

Cash at end of period	$85,887	$147,221	$85,887

Supplemental disclosure of non-cash financing activities
Deferred underwriters' commission included in proceeds from IPO	$-	$-	$2,250,000

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

The Company will provide shareholders with the opportunity to redeem their public shares for cash equal to a pro-rata share of the aggregate amount then on deposit in the Trust Account, less franchise and income taxes payable, upon the consummation of the initial business combination, subject to the limitations described herein. The initial shareholders have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the consummation of a business combination. The founder shares will be excluded from the pro rata calculation used to determine the per-share redemption price. Unlike many other blank check companies that hold shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon consummation of such initial business combinations even when a vote is not required by law, the Company intends to consummate the initial business combination and conduct the redemptions without a shareholder vote pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and file tender offer documents with the SEC. The tender offer documents will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. In the event the Company conducts redemptions pursuant to the tender offer rules, the Company’s offer to redeem shares shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act. If, however, a shareholder vote is required by law, or the company decides to hold a shareholder vote for business or other legal reasons, the company will, like other blank check companies, offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval, it will consummate a business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, the initial shareholders have agreed to vote their founder shares in accordance with the majority of the votes cast by the public shareholders and to vote any public shares purchased during or after this offering in favor of the initial business combination.

The Company’s Memorandum and Articles of Association provides that the Company will continue in existence only until 21 months from the consummation of the Offering, which is February 26, 2013.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying condensed financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended March 31, 2012 are not necessarily indicative of the results for the full 2012 fiscal year or any other future interim periods and should be read in conjunction with the financial statements and notes included in the Company’s 10-K filed with the Securities and Exchange Commission on March 30, 2012.

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

Although the Company does not specify a maximum redemption threshold, its Amended and Restated Articles of Incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its shareholders’ equity to be less than $5,000,001. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital. Accordingly, 4,326,834 and 4,339,460 shares of common stock sold in the offering are classified outside of permanent equity at redemption value as of March 31, 2012 and December 31, 2011, respectively.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary shares had been issued and if the additional ordinary shares were dilutive. For the three months ended March 31, 2012 and the period from January 18, 2010 (inception) to March 31, 2012, 8,966,667 warrants to purchase ordinary shares have been excluded from the computation of potentially dilutive securities as they are antidilutive.

The 1,955,000 ordinary shares issued to the Company’s Initial Shareholders, of which 1,250,000 remain outstanding, were issued for $25,000, which is considerably less than the Offering per share price; such shares have been assumed to be retroactively outstanding for the period since inception.

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

As of March 31, 2012, investment securities in the Company’s Trust Account consist of $50,258,937 in U.S. government treasury bills (the “T-Bills”) with a maturity of May 31, 2012 and $362 of cash. The carrying amount, excluding accrued interest income, gross unrealized holding losses and fair value of held-to-maturity securities at March 31, 2012 are as follows:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Cash	$362	$—	$—	$362
Held-to-Maturity:
United States Treasury Securities	50,258,575	—	1,099	50,257,476
Total Investments Held in Trust	$50,258,937	$—	$1,099	$50,257,838

The Company has earned $7,280 in interest income since the closing of the Offering, all of which is reinvested, along with the proceeds, in three-month T-Bills with a maturity date of May 31, 2012.

Note 5 — Related Party Transactions

The Company entered into an unsecured promissory note with an officer of the Company in an aggregate principal amount of $200,000. The note did not bear interest and was payable upon the completion of the Offering. $19,900 of interest was imputed on the note at 7% and charged to additional paid-in capital. The discount was amortized to interest expense on a monthly basis. Interest expense for the three months ended March 31, 2012 and 2011 and the period from January 18, 2010 (inception) to March 31, 2012 was $0, $3,317 and $19,900, respectively. The loan was repaid in full in June 2011 with proceeds from the Offering.

The Company has agreed to pay Chum Capital Group Limited (“Chum”) a total of $10,000 per month for office space, utilities, secretarial and general and administrative services for a period commencing June 2, 2011 and ending on the earlier of the consummation by the Company of an initial Business Combination or the Company’s liquidation. Chum Capital Group Limited is an affiliate of Xuesong Song, Jin Shi and Michael W. Zhang, the Company’s executives. Total expenses related to office space, utilities, secretarial and general and administrative services for the three months ended March 31, 2012 was $30,000.

On October 15, 2011, the Company’s Board of Directors authorized it to advance $390,000 to Chum in order to reduce potential losses incurred by Chinese currency appreciation against the U.S. dollar. The advance will be used to fund the operating expenses of the Company. For the three months ended March 31, 2012 and 2011 and the period from January 18, 2010 (inception) to March 31, 2012, Chum paid $117,316, $0 and $117,316 in expenses on behalf of the Company. For the three months ended March 31, 2012 and 2011 and the period from January 18, 2010 (inception) to March 31, 2012, the Company recognized a foreign exchange gains of $417, $0, and $1,049 on the advance which is recorded in other income on the condensed statement of operations. As of March 31, 2012 the Company has a receivable of $265,931 from Chum.

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

The Company has no assets or liabilities carried at fair value on a recurring basis or assets carried at fair value on a non-recurring basis as of March 31, 2012.

As of March 31, 2012, $50,257,476 of the Company’s investment held in trust was invested exclusively in obligations of the U.S. government issued or guaranteed by the U.S. Treasury with the remaining amount held in cash. The Company accounts for these investments as held-to-maturity securities, which are recorded on the balance sheet at amortized cost and classified as either short term or long term based on the contractual maturity. The fair values of the Company’s investments U.S. Treasury bills are determined through observable quoted active markets and the fair value approximates carrying value due to the short term nature. As of March 31, 2012 there was an unrealized loss of $1,099 on investments held in trust. The securities mature in May 2012.

Note 7 — Shareholder’s Equity

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2012 no shares of preferred stock were issued or outstanding.

Ordinary Shares

The Company is authorized to issue up to 60,000,000 ordinary shares, par value $0.001 per share. The holders of the ordinary shares are entitled to one vote for each ordinary share.

At inception, the Company’s initial shareholders were granted 1,955,000 ordinary shares, of which 225,000 were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full.

In March and May 2011, the Company’s initial shareholders forfeited, and the Company cancelled, 517,500 ordinary shares.

On July 28, 2011, the Company’s initial shareholders forfeited, and the Company cancelled, 187,500 shares in connection with the expiration of the underwriters’ over-allotment option.

As of March 31, 2012, 6,250,000 ordinary shares were issued and outstanding. An additional 367,647 founder shares are subject to forfeiture by the Company’s initial shareholders to the extent that certain share price targets are not achieved for any 20 trading days within at least one 30-trading day period within 36 months following the closing of the Company's initial business combination.

As of March 31, 2012, there were 8,966,667 shares of common stock reserved for issuance upon exercise of the Company’s outstanding warrants.

Note 8 — Commitments

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

Results of Operations

Through March 31, 2012, our efforts have been limited to organizational activities, activities relating to our Offering, identifying and evaluating prospective acquisition candidates and general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of March 31, 2012, $50,258,937 was held in the Trust Account (including $2,250,000 of deferred underwriting discounts and commissions and $2,975,000 from the sale of the Insider Warrants). In addition we have cash outside of trust of $85,887 and advances to affiliate of $265,931 available to pay operating expenses. Through March 31, 2012, the Company had not withdrawn any funds from interest earned on the Trust Account proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our Offering in the event of a business combination. For the period from January 18, 2010 (inception) through March 31, 2012, we had a net loss of $461,861.

We have agreed to pay Chum Capital Group, an entity owned and controlled by the Company’s Chairman and Chief Financial Officer, a total of $10,000 per month for office space, administrative services and secretarial support. For three months ended March 31, 2012 and 2011 and the period from January 18, 2010 (inception) to March 31, 2012 the Company has incurred $30,000, $0 and $100,000 for these costs.

Liquidity and Capital Resources

As of March 31, 2012, we had cash of $85,887, $265,931 in advances to affiliate and $50,258,937 in investments held in trust. Until the consummation of the Offering the Company’s only source of liquidity was the initial purchase of Founder Shares by the Sponsor and an unsecured promissory note with an officer of the Company.

On June 2, 2011, we consummated the Company’s Offering of 5,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Company’s Public Offering, we consummated the private sale of 3,966,667 Insider Warrants for $2,975,000 in proceeds. We received net proceeds from the Company’s Offering and the sale of the Insider Warrants of approximately $51,151,641, net of the non-deferred portion of the underwriting commissions of $1,250,000 and offering costs and other expenses of approximately $573,359

We will depend on sufficient interest being earned on the proceeds held in the Trust Account to provide us with additional working capital we may need to identify one or more target businesses, conduct due diligence and complete our initial business combination, as well as to pay any franchise and income taxes that we may owe. As described elsewhere in this Report, the amounts in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. The current low interest rate environment may make it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close our Initial Business Combination. If we are required to seek additional capital, we would need to borrow funds from our Sponsor or management team to operate or may be forced to liquidate. Neither our Sponsor nor our management team is under any obligation to advance funds to us in such circumstances. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Cayman Island on January 18, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at March 31, 2012 and had not yet commenced any operations. All activity through March 31, 2012 relates to our formation, our Public Offering and seeking a target business.

The net proceeds from our initial public offering, including the amounts held in the trust account may be invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, having a maturity of 180 days or less, or in money market funds meeting conditions under Rule 2a-7 under the Investment Company Act, until the earlier of (i) consummation of an initial business combination, or (ii) liquidation of the Company. These funds are currently invested in U.S. government treasury bills having a maturity of three months or less.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2012 due to the material weakness described below and previously reported in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

As described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011, management identified a material weakness relating to the fact that we create, review and process financial data without internal independent review due to our limited operations and personnel. This material weakness still exists and caused management to conclude that, as of March 31, 2012, the Company’s disclosure controls and procedures were ineffective. Due to the Company’s limited operations and limited life, management does not expect that this material weakness will be remediated.

Notwithstanding management’s assessment that our disclosure controls and procedures were ineffective as of March 31, 2012 due to the material weakness described above, we believe that the financial statements included in this Quarterly Report on Form 10-Q present fairly our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d- 14(b) and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA GROWTH EQUITY INVESTMENT LTD.

(Registrant)
Date: May 15, 2012	By:	/s/ Jin Shi
Jin Shi
Director and Chief Executive Officer

Date: May 15, 2012	By:	/s/ Xuesong Song
Xuesong Song
Chairman and Chief Financial Officer

