Form 10-Q
period 2012-09-30
China Growth Equity Investment Ltd
filed 2012-11-14
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-35192

CHINA GROWTH EQUITY INVESTMENT LTD.

 (Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

CN11 Legend Town,

No.1 Balizhuangdongli, Chaoyang District,

Beijing, P.R.C. 100025

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 86-10-6550-3186

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No □

As of November 14, 2012, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 6,250,000.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, and the information incorporated by reference herein, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give current expectations or forecasts of future events. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ limited liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.

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

CHINA GROWTH EQUITY INVESTMENT LTD.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2012 (Unaudited)	December 31, 2011

ASSETS
Current assets:
Cash	$131,208	$134,028
Investments held in trust at amortized cost	50,267,002	50,255,577
Advances to Affiliate	-	382,830
Prepaid expenses	96,875	100,844

Total assets	$50,495,085	$50,873,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$29,017	$11,500
Deferred underwriter’s fee	2,250,000	2,250,000
Due to shareholders	75,343	206

Total liabilities	2,354,360	2,261,706

Maximum ordinary shares, subject to possible redemption 4,292,609 and 4,339,460 shares stated at conversion value, respectively	43,140,724	43,611,572

Shareholders’ equity:
Ordinary shares, $.001 par value Authorized 60,000,000 shares; 6,250,000 and 6,250,000 shares issued and outstanding, respectively	1,956	1,909
Additional paid-in capital	5,803,861	5,333,060
Deficit accumulated during the development stage	(805,816)	(334,968)
Total shareholders’ equity	5,000,001	5,000,001
Total liabilities and shareholders’ equity	$50,495,085	$50,873,279

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011	For the period from January 18, 2010 (Inception) to September 30, 2012

Formation and operating costs	$(163,832)	$(197,215)	$(481,183)	$(282,161)	$(802,506)
Interest income	3,178	3,008	11,425	3,008	17,002
Interest expense	-	-	-	(7,739)	(19,900)
Other expense	(366)	-	(1,090)	-	(412)
Net loss	$(161,020)	$(194,207)	$(470,848)	$(286,892)	$(805,816)

Weighted average shares outstanding	6,250,000	6,437,500	6,250,000	3,863,860
Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.08)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Condensed Statement of Shareholders’ Equity

For the Period January 18, 2010 (Inception) to September 30, 2012

(unaudited)

				Deficit
				Accumulated
				During the
	Ordinary Shares		Additional	Development	Shareholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Ordinary shares issued at inception	1,955,000	$1,955	$23,045	$-	$25,000
Interest on shareholder loan	-	-	19,900	-	19,900
Net loss	-	-	-	(23,409)	(23,409)
Balance at December 31, 2010	1,955,000	1,955	42,945	(23,409)	21,491

Forfeiture of Initial Shareholders’ shares	(517,500)	(518)	518	-	-
Proceeds from initial public offering net of offering	5,000,000	5,000	45,921,641	-	45,926,641
costs and underwriter discounts of $4,073,359
Proceeds from sale of warrants in private placement	-	-	2,975,000	-	2,975,000
Proceeds subject to maximum conversion of 4,367,578 shares	-	(4,368)	(43,889,791)	-	(43,894,159)
Decrease of 28,118 shares subject to possible		28	282,559		282,587
conversion at December 31, 2011	-			-
Forfeiture of 187,500 Initial Shareholders’ shares due to expiration of underwriters’ over-allotment option	(187,500)	(188)	188	-	-
Net loss	-	-	-	(311,559)	(311,559)
Balance at December 31, 2011	6,250,000	1,909	5,333,060	(334,968)	5,000,001

Decrease of 46,851 shares subject to possible conversion at September 30, 2012	-	47	470,801	-	470,848
Net loss	-	-	-	(470,848)	(470,848)
Balance at September 30, 2012	6,250,000	$1,956	$5,803,861	$(805,816)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Condensed Statement of Cash Flows

(unaudited)

			For the period
			from January
	For the nine	For the nine	18, 2010
	months ended	months ended	(Inception) to
	September 30,	September 30,	September 30,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(470,848)	$(286,892)	$(805,816)
Adjustment to reconcile net loss to net cash used in operating activities
Interest expense on shareholder loan	-	7,739	19,900
Foreign exchange loss	1,090	-	459
Changes in operating assets and liabilities
Advance to affiliate	381,740	-	(459)
Prepaid expenses	3,969	(88,902)	(96,875)
Accrued expenses	17,517	(5,359)	29,017
Due to directors and shareholders	-	-	206
Net cash used in operating activities	(66,532)	(373,414)	(853,568)

Cash flows from investing activities
Interest reinvested in the trust account	(11,425)	(3,008)	(17,002)
Funds placed in trust account from the initial public offering	-	(50,250,000)	(50,250,000)
Net cash used in investing activities	(11,425)	(50,253,008)	(50,267,002)

Cash flows from financing activities
Proceeds from sale of ordinary shares to founding Shareholders	-	-	25,000
Proceeds from initial public offering	-	50,000,000	50,000,000
Proceeds from private placement of insider warrants	-	2,975,000	2,975,000
Payment of underwriters fees and offering costs	-	(1,750,015)	(1,823,359)
Proceeds from shareholder loan	75,137	-	275,137
Repayment of shareholder loan	-	(200,000)	(200,000)
Net cash provided by financing activities	75,137	51,024,985	51,251,778
Net (decrease) increase in cash	(2,820)	398,563	131,208
Cash at beginning of period	134,028	167,374	-
Cash at end of period	$131,208	$565,937	$131,208

Supplemental disclosure of non-cash financing activities
Deferred underwriters' commission included in proceeds from IPO	$-	$2,250,000	$2,250,000
Accrued offering costs included in proceeds from initial public offering		$20,000

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

On October 24, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with China Dredging Group Co. Ltd., (“CDGC”), China Growth Dredging Sub Ltd. (“Merger Sub”) and Zhuo Xinrong (“Founder”). Subject to the terms and conditions of the Merger Agreement, the Merger Sub will merge (the “Merger”) with and into the CDGC, resulting in Merger Sub ceasing to exist and CDGC continuing as the surviving company in the Merger and as a wholly-owned subsidiary of the Company (the “Surviving Company”). CDGC, a British Virgin Islands holding company, is one of the leading independent (not state-owned) providers of dredging services in the PRC through its PRC subsidiary Fujian Xing Gang Port Service Co., Ltd., or Fujian Service.

Immediately following the execution of the Merger Agreement, the Company entered into a share purchase agreement (the “Share Purchase Agreement” and together with the Merger Agreement, the “Agreements”) with Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd. (“Pingtan Fishing”), Founder, Merchant Supreme Co., Ltd (“Merchant Supreme”), Prime Cheer Corporation Limited (“Prime Cheer”), Heroic Treasure Limited (“Heroic Treasure”) and Fuzhou Honglong Ocean Fishery Co., Ltd. (“Hong Long”). Subject to the terms and conditions of the Share Purchase Agreement, including pre-closing reorganization, the Company will acquire 100% of the equity interest in Merchant Supreme (which will control Pingtan Fishing) and thereby the economic interest in Pingtan Fishing (the “Share Purchase” and together with the Merger, the “Business Combination”). Pingtan Fishing is a rapidly growing fishing company and provider of quality seafood incorporated in the PRC.

The combined entity, which will be renamed “Pingtan Marine Enterprise Ltd.”, intends to apply to be listed on NASDAQ under the ticker symbol “PME”. Under the terms of the agreements, the holders of Class A preferred shares and ordinary shares of CDGC will receive 52,000,000 ordinary shares of the Company. The shareholders of Merchant Supreme will receive 25,000,000 ordinary shares of the Company.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying condensed financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended September 30, 2012 are not necessarily indicative of the results for the full 2012 fiscal year or any other future interim periods and should be read in conjunction with the financial statements and notes included in the Company’s 10-K filed with the Securities and Exchange Commission on March 30, 2012.

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

Although the Company does not specify a maximum redemption threshold, its Amended and Restated Articles of Incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its shareholders’ equity to be less than $5,000,001. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital. Accordingly, 4,292,609 and 4,339,460 shares of common stock sold in the offering are classified outside of permanent equity at redemption value as of September 30, 2012 and December 31, 2011, respectively.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary shares had been issued and if the additional ordinary shares were dilutive. For the nine months ended September 30, 2012 and the period from January 18, 2010 (inception) to September 30, 2012, 8,966,667 warrants to purchase ordinary shares have been excluded from the computation of potentially dilutive securities as they are antidilutive.

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

As of September 30, 2012, investment securities in the Company’s Trust Account consist of $50,267,002 in cash. As of December 31, 2011, investment securities in the Company’s Trust Account consisted of $50,253,297 in U.S. government treasury bills (the “T-Bills”) with a maturity of March 1, 2012 and $2,280 of cash. The carrying amount, excluding accrued interest income, gross unrealized holding losses and fair value of held-to-maturity securities at September 30, 2012, and the carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held-to-maturity securities at December 31, 2011 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2011	Cost	Gains	Losses	Fair Value
Cash	$2,280	$—	$—	$2,280
Held-to-Maturity:
United States Treasury Securities	50,253,297	195	—	50,253,492
Total Investments Held in Trust	$50,255,577	$195	$—	$50,255,772

The Company has earned $17,002 in interest income since the closing of the Offering.

Note 5 — Related Party Transactions

The Company entered into an unsecured promissory note with an officer of the Company in an aggregate principal amount of $200,000. The note did not bear interest and was payable upon the completion of the Offering. $19,900 of interest was imputed on the note at 7% and charged to additional paid-in capital. The discount was amortized to interest expense on a monthly basis. Interest expense for the nine months ended September 30, 2012 and 2011 and the period from January 18, 2010 (inception) to September 30, 2012 was $0, $7,739 and $19,900, respectively. The loan was repaid in full in June 2011 with proceeds from the Offering. On September 29, 2012, the Company entered into a new unsecured promissory note with an officer of the Company in an aggregate principal amount of $75,137. The note doesn’t bear interest and will be payable upon the closing of the business combination.

The Company has agreed to pay Chum Capital Group Limited (“Chum”) a total of $10,000 per month for office space, utilities, secretarial and general and administrative services for a period commencing June 2, 2011 and ending on the earlier of the consummation by the Company of an initial Business Combination or the Company’s liquidation. Chum Capital Group Limited is an affiliate of Xuesong Song, Jin Shi and Michael W. Zhang, the Company’s executives. Total expenses related to office space, utilities, secretarial and general and administrative services for the three months ended September 30, 2012 and 2011 were $30,000 and $30,000, respectively. Total expenses for the nine months ended September 30, 2012 and 2011 and the period from January 18, 2010 (inception) to September 30, 2012 were $90,000, $40,000 and $160,000, respectively.

On October 15, 2011, the Company’s Board of Directors authorized it to advance up to $390,000 to Chum in order to reduce potential losses incurred by Chinese currency appreciation against the U.S. dollar. The advance will be used to fund the operating expenses of the Company. Total expenses paid by Chum on behalf of the Company for the three months ended September 30, 2012 and 2011 were $230,144 and $0, respectively. For the nine months ended September 30, 2012 and 2011 and the period from January 18, 2010 (inception) to September 30, 2012, Chum paid $381,740, $0 and $381,740 in expenses on behalf of the Company. Foreign exchange losses recognized for the three months ended September 30, 2012 and 2011 were $354 and $0, respectively. For the nine months ended September 30, 2012 and 2011 and the period from January 18, 2010 (inception) to September 30, 2012, the Company recognized a foreign exchange losses of $1,090, $0, and $458 on the advance which is recorded in other income on the condensed statement of operations. As of September 30, 2012 and December 31, 2011, the Company had a receivable of $0 and $ 382,830 from Chum, respectively. As of September 30, 2012, the receivable from Chum has been used up.

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

The Company has no assets or liabilities carried at fair value on a recurring basis or assets carried at fair value on a non-recurring basis as of September 30, 2012.

As of September 30, 2012 and December 31, 2011, $50,267,002 and $2,280, respectively, of the Company’s investment held in trust was held in cash with the remaining amount invested exclusively in obligations of the U.S. government issued or guaranteed by the U.S. Treasury. The Company accounts for these investments as held-to-maturity securities, which are recorded on the balance sheet at amortized cost and classified as either short term or long term based on the contractual maturity. The fair values of the Company’s investments in U.S. Treasury bills are determined through observable quoted active markets (Level 1). The securities matured in August 2012.

Note 7 — Shareholder’s Equity

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2012 no shares of preferred stock were issued or outstanding.

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

As of September 30, 2012, 6,250,000 ordinary shares were issued and outstanding. An additional 367,647 founder shares are subject to forfeiture by the Company’s initial shareholders to the extent that certain share price targets are not achieved for any 20 trading days within at least one 30-trading day period within 36 months following the closing of the Company's initial business combination.

As of September 30, 2012, there were 8,966,667 shares of common stock reserved for issuance upon exercise of the Company’s outstanding warrants.

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

Note 9 – Subsequent Events

Business Combination

On October 24, 2012, the Company entered into agreements to acquire China Dredging Group Co. Ltd., (“CDGC”) and Merchant Supreme Co., Ltd. (“Merchant Supreme”), which will control Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd. (“Pingtan Fishing”). The combined entity, which will be renamed “Pingtan Marine Enterprise Ltd.”, intends to apply to be listed on NASDAQ under the ticker symbol “PME”. Under the terms of the agreements, the holders of Class A preferred shares and ordinary shares of CDGC will receive 52,000,000 ordinary shares of the Company. The shareholders of Merchant Supreme will receive 25,000,000 ordinary shares of the Company. After the completion of the business combination, the current shareholders of CDGC and Merchant Supreme will own approximately 62% and 30% of the Company, respectively, assuming no holders of ordinary shares exercise redemption rights. The current shareholders of the Company will own approximately 8% of the Company, assuming no redemptions.

Accounting Treatment of the Business Combination

CDGC and Merchant Supreme (which will control Pingtan Fishing) are considered entities under common control due to common majority shareholders. Since they are under common control, their assets, liabilities and results of operations will be combined at historical cost prior to the business combination.

The business combination will be accounted for as a reverse recapitalization with CDGC and Merchant Supreme considered the acquirers since, immediately following completion of the transaction, the shareholders of CDGC and Merchant Supreme immediately prior to the business combination will have effective control of the Company through (1) their approximately 92% shareholder interest in the combined entity, assuming no holders of ordinary shares exercises redemption rights, or their approximately 98% shareholder interest in the combined entity assuming the maximum number of holders of ordinary shares exercise redemption rights, (2) significant representation on the Company’s board of directors (initially three out of seven members), with the four remaining board members being independent, and three former officers of CDGC or Merchant Supreme being named to all senior executive positions of the Company following the business combination. Accordingly, the combined assets, liabilities and results of operations of CDGC and Merchant Supreme will become the historical financial statements of the Company at the closing of the transaction, and the Company’s assets (primarily cash and cash equivalents), liabilities and results of operations will be consolidated with CDGC’s and Merchant Supreme’s beginning on the closing date of the business combination. No step-up in basis or intangible assets or goodwill will be recorded in this transaction. All direct costs of the transaction will be charged to operations in the period that such costs are incurred.

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

Results of Operations

Through September 30, 2012, our efforts have been limited to organizational activities, activities relating to our Offering, identifying and evaluating prospective acquisition candidates and general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of September 30, 2012, $50,267,002 was held in the Trust Account (including $2,250,000 of deferred underwriting discounts and commissions and $2,975,000 from the sale of the Insider Warrants). In addition we have cash outside of trust of $131,208 available to pay operating expenses, including proceeds of $75,137 borrowed through entering an unsecured promissory note with an officer of the Company. Through September 30, 2012, the Company had not withdrawn any funds from interest earned on the Trust Account proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our Offering in the event of a business combination. For the period from January 18, 2010 (inception) through September 30, 2012, we had a net loss of $805,816.

We have agreed to pay Chum Capital Group, an entity owned and controlled by the Company’s Chairman and Chief Financial Officer, a total of $10,000 per month for office space, administrative services and secretarial support. For the three months ended September 30, 2012 and 2011 we have incurred $30,000 and $30,000 of these costs, respectively. Total expenses for the nine months ended September 30, 2012 and 2011 and the period from January 18, 2010 (inception) to September 30, 2012 were $90,000, $40,000 and $160,000, respectively.

Liquidity and Capital Resources

As of September 30, 2012, we had cash of $131,208 and $50,267,002 in investments held in trust. Until the consummation of the Offering the Company’s only source of liquidity was the initial purchase of Founder Shares by the Sponsor and two unsecured promissory notes with an officer of the Company.

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

Proposed Business Combination with CDGC and Pingtan Fishing

On October 24, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with China Dredging Group Co. Ltd., (“CDGC”), China Growth Dredging Sub Ltd. (“Merger Sub”) and Zhuo Xinrong (“Founder”). Subject to the terms and conditions of the Merger Agreement, the Merger Sub will merge (the “Merger”) with and into the CDGC, resulting in Merger Sub ceasing to exist and CDGC continuing as the surviving company in the Merger and as a wholly-owned subsidiary of the Company (the “Surviving Company”).

Immediately following the execution of the Merger Agreement, the Company entered into a share purchase agreement (the “Share Purchase Agreement” and together with the Merger Agreement, the “Agreements”) with Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd. (“Pingtan Fishing”), Founder, Merchant Supreme Co., Ltd (“Merchant Supreme”), Prime Cheer Corporation Limited (“Prime Cheer”), Heroic Treasure Limited (“Heroic Treasure”) and Fuzhou Honglong Ocean Fishery Co., Ltd. (“Hong Long”). Subject to the terms and conditions of the Share Purchase Agreement, including pre-closing reorganization, the Company will acquire 100% of the equity interest in Merchant Supreme (which will control Pingtan Fishing) and thereby the economic interest in Pingtan Fishing (the “Share Purchase” and together with the Merger, the “Business Combination”).

The Company is a blank check company whose ordinary shares, units and warrants are listed on The NASDAQ Capital Market. The Company was incorporated on January 18, 2010 for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more operating businesses or assets. CDGC, a British Virgin Islands holding company, is one of the leading independent (not state-owned) providers of dredging services in the PRC through its PRC subsidiary Fujian Xing Gang Port Service Co., Ltd., or Fujian Service. Pingtan Fishing is a rapidly growing fishing company and provider of quality seafood incorporated in the PRC.

The combined entity, which will be renamed “Pingtan Marine Enterprise Ltd.”, intends to apply to be listed on NASDAQ under the ticker symbol “PME”. Upon completion of the Business Combination, successful entrepreneur Xinrong Zhuo, the founder, Chairman and controlling shareholder of both CDGC and Pingtan Fishing will be the chairman of the combined company.

Consideration

At the effective time of the Merger, each ordinary share and each Class A preferred share of the CDGC (the “CDGC Shares”) issued and outstanding immediately prior to the effective time of the Merger will be redeemed and cancelled and converted into the right to receive 0.82947 of an ordinary share of the Company (“Company Shares”). No fractional Company Shares will be issued in the Merger; instead, the Company will issue one Company Share to the holder of any CDGC Shares that would otherwise be entitled to receive a fraction of a Company Share.

At the effective time of the Share Purchase, all of the issued and outstanding shares of Merchant Supreme (which will control Pingtan Fishing) will be purchased by the Company for an aggregate of 25,000,000 Company Shares.

Post-Closing Directors and Officers

The Company agreed to take such actions as may be necessary to cause each of the following persons to be appointed to the Company Board as of the effective time of the Business Combination, to serve until the next annual election of directors of the Company: Xinrong Zhuo (Chairman of the Board), Bin Lin, Lin Bao, Yeliang Zhou, Zengbiao Zhu, Xuesong Song and Jin Shi. In addition, the Company agreed to take such actions as may be necessary to cause each of the following persons to be elected as officers of the Company effective immediately after the closing under the Merger Agreement: Xinrong Zhuo, Chief Executive Officer; Bin Lin Senior Vice President; and Alfred Ho, Chief Financial Officer.

Recent accounting pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Cayman Island on January 18, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at September 30, 2012 and had not yet commenced any operations. All activity through September 30, 2012 relates to our formation, our Public Offering and seeking a target business.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2012 due to the material weakness described below and previously reported in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

As described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011, management identified a material weakness relating to the fact that we create, review and process financial data without internal independent review due to our limited operations and personnel. This material weakness still exists and caused management to conclude that, as of September 30, 2012, the Company’s disclosure controls and procedures were ineffective. Due to the Company’s limited operations and limited life, management does not expect that this material weakness will be remediated.

Notwithstanding management’s assessment that our disclosure controls and procedures were ineffective as of September 30, 2012 due to the material weakness described above, we believe that the financial statements included in this Quarterly Report on Form 10-Q present fairly our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated May 26, 2011 and proxy statement dated October 25, 2012, each of which is filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated May 26, 2011 and proxy statement dated October 25, 2012, each of which is filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

CHINA GROWTH EQUITY INVESTMENT LTD.
(Registrant)
Date: November 14, 2012	By:	/s/ Jin Shi
Jin Shi
Director and Chief Executive Officer

Date: November 14, 2012	By:	/s/ Xuesong Song
Xuesong Song
Chairman and Chief Financial Officer

