Form 10-K/A
period 2011-12-31
China Growth Equity Investment Ltd
filed 2013-01-22
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒    No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐ No ☒.

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒    No ☐

As of March 27, 2012, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 6,250,000.

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K for the period ended December 31, 2011 to restate our audited financial statements as of December 31, 2011 to correct the accounting for adjustment made on our warrants. Our original accounting treatment didn’t recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our audited statement of operations.

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K/A contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Restatement of Financial Statements

In December 2012, the Company announced that it had identified historical accounting errors relating to the accounting treatment of a warrant liability. These accounting errors have resulted in the misstatement of certain charges arising from fair value adjustments and changes to warrant liability since the third quarter of 2011. The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. The Company determined that, in the aggregate, the errors were material and would require the Company to restate certain of its previously issued financial statements, including its previously issued audited financial statements as of and for the year ended December 31, 2011, and related auditors’ report and the unaudited financial statements it previously released as of and for the periods ended June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012.

The effects of the restatement on selected statement of operation line items for the year ended December 31, 2011 are as follows:

Increase in statement of operation line items

Gain on change in fair value of warrant liability	$179,333
Net income	179,333

Basic and diluted net income per share	$0.04

Results of Operations

Through December 31, 2011, our efforts have been limited to organizational activities, activities relating to our Offering , activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account and non-cash gains related to the change in fair value of our warrant liability. As of December 31, 2011, $50,255,577 was held in the Trust Account (including $2,250,000 of deferred underwriting discounts and commissions and $2,975,000 from the sale of the Insider Warrants) and we had cash outside of trust of $134,028, $382,830 in advances to affiliates, $100,844 in prepaid expenses and $11,500 in accrued expenses. Through December 31, 2011, the Company had not withdrawn any funds from interest earned on the Trust Account proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our Offering in the event of a business combination. For the period from January 18, 2010 (inception) through December 31, 2011, we had net loss of $155,635.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to our audited financial statements included elsewhere in this report. We believe the following critical accounting polices involved the most significant judgments and estimates used in the preparation of our financial statements.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our financial statements beginning on page F-1, following item 15, of this Annual Report on Form 10-K/A.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements

As disclosed in Note 2 to the financial statements, we identified a material misstatement related to the identification of a warrant liability in our previously issued financial statements for the periods ended March 31, 2012, June 30, 2012 and 2011, September 30, 2012 and 2011, and the year ended December 31, 2011. We have concluded that the financial statements included in our annual and quarterly filings for the aforementioned periods should no longer be relied upon and that we would restate the financial statements for those periods.

Evaluation of Disclosure Controls and Procedures

At the conclusion of the fiscal year ended December 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on our assessment we have determined that our disclosure controls and procedures were not effective as of December 31, 2011 due to the following material weaknesses: (1) the fact that we create, review and process financial data without internal independent review due to our limited operations and personnel, and (2) we failed to identify a warrant liability which resulted in a restatement of previously issued financial statements.

Notwithstanding management’s assessment that our disclosure controls and procedures were ineffective as of December 31, 2011 due to the material weaknesses described above, we believe that the financial statements included in this Annual Report on Form 10-K/A present fairly our financial condition, results of operations and cash flows for the years covered thereby in all material respects.

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

(a). The following documents are filed as part of this Annual Report on Form 10-K/A.

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

Dated:   January 22, 2013

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

/s/ Xuesong Song	Chairman of the Board and Chief Financial Officer	January 22, 2013
Xuesong Song

/s/ Jin Shi	Chief Executive Officer and Director	January 22, 2013
Jin Shi

/s/ Xuechu He	Vice Chairman of the Board	January 22, 2013
Xuechu He

/s/ Dongying Sun	Director	January 22, 2013
Dongying Sun

/s/ Michael W. Zhang	Director	January 22, 2013
Michael W. Zhang

/s/ Teng Zhou	Director	January 22, 2013
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

As discussed in Note 2 to the financial statements, the accompanying 2011 financial statements have been restated to correct a misstatement.

/s/ Crowe Horwath LLP

New York, New York

March 30, 2012 (December 18, 2012 as to the effects of restatement discussed in Note 2)

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Balance Sheets

	December 31, 2011	December 31, 2010

	As Restated
ASSETS
Current assets:
Cash	$134,028	$167,374
Investments held in trust at amortized cost	50,255,577	-
Advances to Affiliate	382,830
Prepaid expenses	100,844	1,098
Deferred offering costs	-	110,392

Total assets	$50,873,279	$278,864
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$11,500	$64,906
Deferred underwriter’s fee	2,250,000	-
Shareholder loan	-	192,261
Due to shareholders	206	206
Total current liabilities	2,261,706	257,373

Warrant liability	4,483,334	-
Total liabilities	6,745,040	257,373

Maximum ordinary shares, subject to possible redemption 3,893,357 and 0 shares stated at conversion value, respectively	39,128,238	-

Shareholders’ equity:
Ordinary shares, $.001 par value Authorized 60,000,000 shares; 6,250,000 and 1,955,000 shares issued and outstanding respectively	2,359	1,955
Additional paid-in capital	5,153,277	42,945
Deficit accumulated during the development stage	(155,635)	(23,409)
Total shareholders’ equity	5,000,001	21,491
Total liabilities and shareholders’ equity	$50,873,279	$278,864

See accompanying notes to financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Statements of Operations

	For the year ended December 31, 2011	For the period from January 18, 2010 (Inception) to December 31, 2010	For the period from January 18, 2010 (Inception) to December 31, 2011
	As Restated		As Restated

Formation and operating costs	$(310,075)	$(11,248)	$(321,323)
Gain on change in fair value of warrant liability	179,333	-	179,333
Interest income	5,577	-	5,577
Interest expense	(7,739)	(12,161)	(19,900)
Other income	678	-	678
Net loss	$(132,226)	$(23,409)	$(155,635)
Weighted average shares outstanding	4,426,677	1,955,000
Basic and diluted net loss per share	$(0.03)	$(0.01)

See accompanying notes to financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Statement of Shareholders’ Equity

For the Period January 18, 2010 (Inception) to December 31, 2011

As Restated

				Deficit
				Accumulated
				During the
	Ordinary Shares		Additional	Development	Shareholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Ordinary shares issued at inception	1,955,000	$1,955	$23,045	$—	$25,000
Interest on shareholder loan	—	—	19,900	—	19,900
Net loss	—	—	—	(23,409)	(23,409)
Balance at December 31, 2010	1,955,000	1,955	42,945	(23,409)	21,491

Forfeiture of Initial Shareholders’ shares	(517,500)	(518)	518	—	—
Proceeds from initial public offering net of offering costs and underwriter discounts of $4,073,359	5,000,000	5,000	44,233,974	—	44,238,974
Proceeds subject to maximum conversion of 3,904,037 shares	—	(3,902)	(39,231,668)	—	(39,235,570)
Decrease of 10,680 shares subject to possible conversion at December 31, 2011	—	11	107,321	—	107,332
Forfeiture of 187,500 Initial Shareholders’ shares due to expiration of underwriters’ over-allotment option	(187,500)	(188)	188	—	—
Net loss as restated	—	—	—	(132,226)	(132,226)
Balance at December 31, 2011as restated	6,250,000	$2,359	$5,153,277	$(155,635)	$5,000,001

See accompanying notes to financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Statements of Cash Flows

	For the year ended December 31, 2011	For the period from January 18, 2010 (Inception) to December 31, 2010	For the period from January 18, 2010 (Inception) to December 31, 2011
	As Restated		As Restated
Cash flows from operating activities
Net loss	$(132,226)	$(23,409)	$(155,635)
Adjustment to reconcile net loss to net cash used in operating activities
Interest expense on shareholder loan	7,739	12,161	19,900
Gain on change in fair value of warrant liability	(179,333)	-	(179,333)
Foreign exchange gain	(632)	-	(632)

Changes in operating assets and liabilities
Advance to affiliate	(382,198)	-	(382,198)
Prepaid expenses	(99,746)	(1,098)	(100,844)
Accrued expenses	6,141	5,359	11,500
Due to shareholders	-	206	206
Net cash used in operating activities	(780,255)	(6,781)	(787,036)

Cash flows from investing activities
Interest reinvested in the trust account	(5,577)	-	(5,577)
Funds placed in trust account from the initial public offering	(50,250,000)	-	(50,250,000)
Net cash used in investing activities	(50,255,577)	-	(50,255,577)

Cash flows from financing activities
Proceeds from sale of ordinary shares to founding Shareholders	-	25,000	25,000
Proceeds from initial public offering	50,000,000	-	50,000,000
Proceeds from private placement of insider warrants	2,975,000	-	2,975,000
Payment of underwriters fees and offering costs	(1,772,514)	(50,845)	(1,823,359)
Proceeds from shareholder loan	-	200,000	200,000
Repayment of shareholder loan	(200,000)	-	(200,000)
Net cash provided by financing activities	51,002,486	174,155	51,176,641
Net (decrease) increase in cash	(33,346)	167,374	134,028
Cash at beginning of period	167,374	-	-
Cash at end of period	$134,028	$167,374	$134,028

Supplemental disclosure of non-cash financing activities
Deferred underwriters' commission included in proceeds from IPO	$2,250,000	$-	$2,250,000
Accrued offering costs included in proceeds from initial public offering	$-	$59,547	$-

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

 Note 2 – Restatement of Previously Issued Financial Statements

The Company has restated its financial statements as of December 31, 2011 to correct its accounting for adjustment made for its warrants. The Company’s original accounting treatment didn’t recognize a derivative liability and did not recognize changes in the fair value of that derivate liability in its condensed statement of operations.

In December 2012, the Company concluded it should correct its accounting related to the Company’s outstanding warrants. The Company had initially accounted for the warrants as a component of equity but upon further evaluation of the terms of the warrant, concluded that the warrants should be accounted for as a derivative liability. The warrants contain a restructuring price adjustment provision, such that, in the event the Company completes a business combination subsequent to the initial Business Combination which results in the Company’s shares no longer being listed on a national exchange or the OTC Bulletin Board, the exercise price of the warrants will decrease by formula that causes the warrants to not be indexed to the Company’s own shares. As a result of this provision, the Company has restated its financial statements to reflect the Company’s warrants as a derivative liability with changes in the fair value recorded in the current period earnings.

The following table summarizes the adjustments made to the previously reported December 31, 2011 balance sheet, statement of operations, statement of cash flows, and statement of shareholders’ equity.

Selected audited balance sheet information as of December 31, 2011:

	December 31, 2011 (as previously reported)	Effect of Restatement	December 31, 2011 (As Restated)

Liabilities:
Warrant liability	$—	$4,483,334	$4,483,334
Total liabilities	2,261,706	4,483,334	6,745,040

Maximum ordinary shares subject to possible redemption	43,611,572	(4,483,334)	39,128,238

Equity
Ordinary shares	1,909	450	2,359
Additional paid-in capital	5,333,060	(179,783)	5,153,277
Deficit accumulated during the development stage	(334,968)	179,333	(155,635)
Total equity	5,000,001	—	5,000,001
Total liabilities and equity	$50,873,279	$—	$50,873,279

Selected statement of operations information for the year ended December 31, 2011:

	For the year ended December 31, 2011 (as previously reported)	Effect of Restatement	For the year ended December 31, 2011 (As Restated)

Gain on change in fair value of warrant liability	$—	$179,333	$179,333
Net (loss) income	$(311,559)	$179,333	$(132,226)

Basic and diluted earnings (net loss) per share	$(0.07)	$0.04	$(0.03)

Selected statement of cash flow information for the year ended December 31, 2011:

	For the year ended December 31, 2011 (as previously reported)	Effect of Restatement	For the year ended December 31, 2011 (As Restated)

Operating activities:
Net (loss) income	$(311,559)	$179,333	$(132,226)
Loss on change in fair value of warrant liability	$—	$(179,333)	$(179,333)

Note 3 — Significant Accounting Policies

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

Warrant Liability

The Company accounts for the warrants issued in connection with the June 2011 Initial Public Offering in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with private placements of securities has been estimated using the warrants quoted market price.

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

Although the Company does not specify a maximum redemption threshold, its Amended and Restated Articles of Incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its shareholders’ equity to be less than $5,000,001. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital. Accordingly, 3,893,357 shares of common stock sold in the offering are classified outside of permanent equity at redemption value as of December 31, 2011.

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

Note 4 — Initial Public Offering

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

Note 5 — Investments Held in Trust

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

Note 6 — Related Party

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

Note 7 — Warrant Liability

In accordance with the June 2011 Offering and sale of Insider Warrants, the Company issued five-year warrants to purchase an aggregate of 8,966,667 ordinary shares at an initial exercise price of $12.00 per share. The terms of the warrants contain a restructuring price adjustment provision, such that, in the event the Company completes a business combination subsequent to the initial Business Combination that results in the Company shares no longer being listed on a national exchange or the OTC Bulletin Board, the exercise price of the warrants will decrease by formula that causes the warrants to not be indexed to the Company’s own shares. Management used the quoted market price for the valuation of the warrants to determine the warrant liability to be $4,483,334 and $0 as of December 31, 2011 and 2010, respectively. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations.

Note 8 — Fair Value of Financial Instruments

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

Warrant Liability

The fair value of the derivate warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2).

The following table presents the Company’s fair value hierarchy for these liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Fair Value December 31, 2011	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Warrant Liability	$4,483,334	$	$4,483,334	$

There were no transfers between Level 1, 2 or 3 during 2012 and 2011. There are no assets written down to fair value on non-recurring basis.

Investments Held in Trust

As of December 31, 2011, $50,253,492 of the Company’s investment held in trust was invested exclusively in obligations of the U.S. government issued or guaranteed by the U.S. Treasury with the remaining amount held in cash. The Company accounts for these investments as held-to-maturity securities, which are recorded on the balance sheet at amortized cost and classified as either short term or long term based on the contractual maturity. The fair values of the Company’s investments in U.S. Treasury bills are determined the observable, quoted active markets and the fair value approximates carrying value due to the short term nature. As of December 31, 2011 there were no unrealized gains or losses on investments held in trust and the securities mature March 2012.

Note 9 — Deferred Offering Costs

Deferred offering costs consist principally of legal and underwriting fees incurred through the balance sheet date that are directly related to the Offering and were charged to shareholders’ equity upon receipt of the capital raised.

Note 10 — Shareholder’s Equity

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

Note 11 — Commitments

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

