Form 10-Q/A
period 2012-03-31
China Growth Equity Investment Ltd
filed 2013-01-22
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q for the period ended March 31, 2012 to restate our condensed financial statements as of March 31, 2012 to correct the accounting for adjustment made on our warrants. Our original accounting treatment didn’t recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our condensed statement of operations. No other changes have been made to the Original Form 10-Q. This amendment speaks as of the filing date of the Original Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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

CHINA GROWTH EQUITY INVESTMENT LTD.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2012 (Unaudited)	December 31, 2011
	As Restated	As Restated

ASSETS
Current assets:
Cash	$85,887	$134,028
Investments held in trust at amortized cost	50,258,937	50,255,577
Advances to Affiliate	265,931	382,830
Prepaid expenses	129,375	100,844
Total assets	$50,740,130	$50,873,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$5,244	$11,500
Deferred underwriter’s fee	2,250,000	2,250,000
Due to shareholders	206	206
Total current liabilities	2,255,450	2,261,706

Warrant liability	4,931,667	4,483,334
Total liabilities	7,187,117	6,745,040

Maximum ordinary shares, subject to possible redemption 3,836,121 and 3,893,357 shares stated at conversion value, respectively	38,553,012	39,128,238

Shareholders’ equity:
Ordinary shares, $.001 par value Authorized 60,000,000 shares; 6,250,000 and 6,250,000 shares issued and outstanding respectively	2,416	2,359
Additional paid-in capital	5,728,446	5,153,277
Deficit accumulated during the development stage	(730,861)	(155,635)
Total shareholders’ equity	5,000,001	5,000,001
Total liabilities and shareholders’ equity	$50,740,130	$50,873,279

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

			For the period
			from January 18,
			2010 (Inception)

	For the three months	For the three months	to
	ended March	ended March	March 31,
	31, 2012	31, 2011	2012
	As Restated		As Restated
Formation and operating costs	$(130,682)	$(8,631)	$(452,005)
Loss on change in fair value of warrant liability	(448,333)	-	(269,000)
Interest income	3,360	-	8,937
Interest expense	-	(3,317)	(19,900)
Other income	429	-	1,107
Net loss	$(575,226)	$(11,948)	$(730,861)

Weighted average shares outstanding	6,250,000	1,878,333
Basic and diluted net loss per share	$(0.09)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Condensed Statement of Shareholders’ Equity

For the Period January 18, 2010 (Inception) to March 31, 2012

(unaudited)

As Restated

	Ordinary Shares		Additional Paid-in	Deficit Accumulated During the Development	Shareholders’
	Shares	Amount	Capital	Stage	Equity
Ordinary shares issued at inception	1,955,000	$1,955	$23,045	$-	$25,000
Interest on shareholder loan	-	-	19,900	-	19,900
Net loss	-	-	-	(23,409)	(23,409)
Balance at December 31, 2010	1,955,000	1,955	42,945	(23,409)	21,491

Forfeiture of Initial Shareholders’ shares	(517,500)	(518)	518	-	-
Proceeds from initial public offering net of offering costs and underwriter discounts of $4,073,359	5,000,000	5,000	44,233,974	-	44,238,974
Proceeds subject to maximum conversion of 3,904,037 shares	-	(3,902)	(39,231,668)	-	(39,235,570)
Decrease of 10,680 shares subject to possible conversion at December 31, 2011	-	11	107,321	-	107,332
Forfeiture of 187,500 Initial Shareholders’ shares due to expiration of underwriters’ over-allotment option	(187,500)	(188)	188	-	-
Net loss as restated	-	-	-	(132,226)	(132,226)
Balance at December 31, 2011 as restated	6,250,000	2,359	5,153,277	(155,635)	5,000,001

Decrease of 57,236 shares subject to possible conversion at March 31, 2012	-	57	575,169	-	575,226
Net loss as restated	-	-	-	(575,226)	(575,226)
Balance at March 31, 2012 as restated	6,250,000	$2,416	$5,728,446	$(730,861)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Condensed Statement of Cash Flows

(unaudited)

			For the period
			from January
	For the three	For the three	18, 2010
	months ended	months ended	(Inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012

	As Restated		As Restated
Cash flows from operating activities
Net loss	$(575,226)	$(11,948)	$(730,861)
Adjustment to reconcile net loss to net cash used in operating activities
Interest expense on shareholder loan	-	3,317	19,900
Loss on change in fair value of warrant liability	448,333	-	269,000
Foreign exchange gain	(417)	-	(1,049)
Discount amortization	(1,657)		(1,657)
Changes in operating assets and liabilities
Advance to affiliate	117,316	-	(264,882)
Deferred offering costs	-	(126,503)	-
Prepaid expenses	(28,531)	1,098	(129,375)
Accrued expenses	(6,256)	113,883	5,244
Due to shareholders	-	-	206
Net cash used in operating activities	(46,438)	(20,153)	(833,474)

Cash flows from investing activities
Interest reinvested in the trust account	(1,703)	-	(7,280)
Funds placed in trust account from the initial public offering	-	-	(50,250,000)
Net cash used in investing activities	(1,703)	-	(50,257,280)

Cash flows from financing activities
Proceeds from sale of ordinary shares to founding Shareholders	-	-	25,000
Proceeds from initial public offering	-	-	50,000,000
Proceeds from private placement of insider warrants	-	-	2,975,000
Payment of underwriters fees and offering costs	-	-	(1,823,359)
Proceeds from shareholder loan	-	-	200,000
Repayment of shareholder loan	-	-	(200,000)
Net cash provided by financing activities	-	-	51,176,641
Net (decrease) increase in cash	(48,141)	(20,153)	85,887

Cash at beginning of period	134,028	167,374	-

Cash at end of period	$85,887	$147,221	$85,887

Supplemental disclosure of non-cash financing activities
Deferred underwriters' commission included in proceeds from IPO	$-		$2,250,000

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

Note 2 – Restatement of Previously Issued Condensed Financial Statements

The Company has restated its condensed financial statements as of March 31, 2012 to correct its accounting for an adjustment made for its warrants. The Company’s original accounting treatment didn’t recognize a derivative liability and did not recognize changes in the fair value of that derivate liability in its condensed statement of operations.

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

The following table summarizes the adjustments made to the previously reported March 31, 2012 condensed balance sheet, condensed statement of operations, condensed statement of cash flows, and condensed statement of shareholders’ equity.

Selected condensed balance sheet information as of March 31, 2012:

	March 31, 2012 (as previously reported)	Effect of Restatement	March 31, 2012 (As Restated)

Liabilities:
Warrant liability	$—	$4,931,667	$4,931,667
Total liabilities	2,255,450	4,931,667	7,187,117

Maximum ordinary shares subject to possible redemption	43,484,679	(4,931,667)	38,553,012

Equity
Ordinary shares	1,922	494	2,416
Additional paid-in capital	5,459,940	268,506	5,728,446
Deficit accumulated during the development stage	(461,861)	(269,000)	(730,861)
Total equity	5,000,001	—	5,000,001
Total liabilities and equity	$50,740,130	$—	$50,740,130

Selected condensed statement of operations information for the three months period ended March 31, 2012:

	For the three months ended March 31, 2012 (as previously reported)	Effect of Restatement	For the three months ended March 31, 2012 (As Restated)

Loss on change in fair value of warrant liability	$—	$(448,333)	$(448,333)
Net loss	$(126,893)	$(448,333)	$(575,226)

Basic and diluted net loss per share	$(0.02)	$(0.07)	$(0.09)

Selected condensed statement of cash flow information for the three months period ended March 31, 2012:

	For the three months ended March 31, 2012 (as previously reported)	Effect of Restatement	For the three months ended March 31, 2012 (As Restated)

Operating activities:
Net loss	$(126,893)	$(448,333)	$(575,226)
Loss on change in fair value of warrant liability	$—	$448,333	$448,333

Note 3 — Significant Accounting Policies

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

Although the Company does not specify a maximum redemption threshold, its Amended and Restated Articles of Incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its shareholders’ equity to be less than $5,000,001. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital. Accordingly, 3,836,121 and 3,893,357 shares of common stock sold in the offering are classified outside of permanent equity at redemption value as of March 31, 2012 and December 31, 2011, respectively.

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

Note 4— Initial Public Offering

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

Note 6 — Related Party Transactions

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

Note 7 — Warrant Liability

In accordance with the June 2011 Offering and sale of Insider Warrants, the Company issued five-year warrants to purchase an aggregate of 8,966,667 ordinary shares at an initial exercise price of $12.00 per share. The terms of the warrants contain a restructuring price adjustment provision, such that, in the event the Company completes a business combination subsequent to the initial Business Combination that results in the Company shares no longer being listed on a national exchange or the OTC Bulletin Board, the exercise price of the warrants will decrease by formula that causes the warrants to not be indexed to the Company’s own shares. Management used the quoted market price for the valuation of the warrants to determine the warrant liability to be $4,931,667 and $4,483,334 as of March 31, 2012 and December 31, 2011, respectively. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations.

Note 8 — Fair Value of Financial Instruments

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of March 31, 2012.

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

The following table presents the Company’s fair value hierarchy for these liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Fair Value March 31, 2012		Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Liabilities
Warrant Liability	$4,931,667	$		$4,931,667	$

There were no transfers between Level 1, 2 or 3 during 2012 and 2011. There are no assets written down to fair value on a non-recurring basis.

Investments Held in Trust

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

Note 9 — Shareholder’s Equity

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

Note 10 — Commitments

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

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q/A including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q/A, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

Restatement of Condensed Financial Statements

In December 2012, the Company announced that it had identified historical accounting errors relating to the accounting treatment relating to the warrant liability. These accounting errors have resulted in the misstatement of certain charges arising from fair value adjustments and changes to warrant liability since the second quarter of 2011. The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. The Company determined that, in the aggregate, the errors were material and would require the Company to restate certain of its previously issued financial statements, including its previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2011, and related auditors’ report and the unaudited financial statements it previously released as of and for periods ended June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012.

The effects of the restatement on selected statement of operation line items for the three months period ended March 31, 2012 are as follows:

Decrease in statement of operation line items

Loss on change in fair value of warrant liability	$(448,333)
Net loss	(448,333)

Basic and diluted net loss per share	(0.07)

Results of Operations

Through March 31, 2012, our efforts have been limited to organizational activities, activities relating to our Offering, identifying and evaluating prospective acquisition candidates and general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of March 31, 2012, $50,258,937 was held in the Trust Account (including $2,250,000 of deferred underwriting discounts and commissions and $2,975,000 from the sale of the Insider Warrants). In addition we have cash outside of trust of $85,887 and advances to affiliate of $265,931 available to pay operating expenses. Through March 31, 2012, the Company had not withdrawn any funds from interest earned on the Trust Account proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our Offering in the event of a business combination. For the period from January 18, 2010 (inception) through March 31, 2012, we had a net loss of $730,861.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2012 due to the material weaknesses described below and previously reported in Item 9A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

As described in Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2011, management identified two material weaknesses: (1) the fact that we create, review and process financial data without internal independent review due to our limited operations and personnel, and (2) we failed to identify a warrant liability which resulted in a restatement of previously issued financial statements. These material weaknesses still exist and caused management to conclude that, as of March 31, 2012, the Company’s disclosure controls and procedures were ineffective. Due to the Company’s limited operations and limited life, management does not expect that these material weaknesses will be remediated.

Notwithstanding management’s assessment that our disclosure controls and procedures were ineffective as of March 31, 2012 due to the material weaknesses described above, we believe that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

CHINA GROWTH EQUITY INVESTMENT LTD.

(Registrant)
Date: January 22, 2013	By:	/s/ Jin Shi
Jin Shi
Director and Chief Executive Officer

Date: January 22, 2013	By:	/s/ Xuesong Song
Xuesong Song
Chairman and Chief Financial Officer

