Form 10-Q/A
period 2012-09-30
China Growth Equity Investment Ltd
filed 2013-01-22
CIK 1517130

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q for the periods ended September 30, 2012 and 2011 to restate our condensed financial statements as of September 30, 2012 and 2011 to correct the accounting for adjustment made on our warrants. Our original accounting treatment didn’t recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our condensed statement of operations. No other changes have been made to the Original Form 10-Q. This amendment speaks as of the filing date of the Original Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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

CHINA GROWTH EQUITY INVESTMENT LTD.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2012 (Unaudited)	December 31, 2011
	As Restated	As Restated
ASSETS
Current assets:
Cash	$131,208	$134,028
Investments held in trust at amortized cost	50,267,002	50,255,577
Advances to Affiliate	-	382,830
Prepaid expenses	96,875	100,844

Total assets	$50,495,085	$50,873,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$29,017	$11,500
Deferred underwriter’s fee	2,250,000	2,250,000
Due to shareholders	75,343	206
Total current liabilities:	2,354,360	2,261,706

Warrant liability	2,152,000	4,483,334
Total liabilities	4,506,360	6,745,040

Maximum ordinary shares, subject to possible redemption 4,078,480 and 3,893,357 shares stated at conversion value, respectively	40,988,724	39,128,238

Shareholders’ equity:
Ordinary shares, $.001 par value Authorized 60,000,000 shares; 6,250,000 and 6,250,000 shares issued and outstanding, respectively	2,172	2,359
Additional paid-in capital	3,292,978	5,153,277
Retained earnings (Deficit) accumulated during the development stage	1,704,851	(155,635)
Total shareholders’ equity	5,000,001	5,000,001
Total liabilities and shareholders’ equity	$50,495,085	$50,873,279

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011	For the period from January 18, 2010 (Inception) to September 30, 2012
	As Restated	As Restated	As Restated	As Restated	As Restated
Formation and operating costs	$(163,832)	$(197,215)	$(481,183)	$(282,161)	$(802,506)
Gain on change in fair value of warrant liability	2,421,000	179,333	2,331,334	179,333	2,510,666
Interest income	3,178	3,008	11,425	3,008	17,003
Interest expense	-	-	-	(7,739)	(19,900)
Other expense	(366)	-	(1,090)	-	(412)
Net income(loss)	$2,259,980	$(14,874)	$1,860,486	$(107,559)	$1,704,851

Weighted average shares outstanding	6,250,000	6,437,500	6,250,000	3,863,860
Basic and diluted earnings (net loss) per share	$0.36	$(0.00)	$0.30	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Condensed Statement of Shareholders’ Equity

For the Period January 18, 2010 (Inception) to September 30, 2012

(unaudited)

As Restated

				Retained Earnings (Deficit)
				Accumulated
				During the
	Ordinary Shares		Additional	Development	Shareholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Ordinary shares issued at inception	1,955,000	$1,955	$23,045	$-	$25,000
Interest on shareholder loan	-	-	19,900	-	19,900
Net loss	-	-	-	(23,409)	(23,409)
Balance at December 31, 2010	1,955,000	1,955	42,945	(23,409)	21,491

Forfeiture of Initial Shareholders’ shares	(517,500)	(518)	518	-	-
Proceeds from initial public offering net of offering costs and underwriter discounts of $4,073,359	5,000,000	5,000	44,233,974	-	44,238,974
Proceeds subject to maximum conversion of 3,904,037 shares	-	(3,902)	(39,231,668)	-	(39,235,570)
Decrease of 10,680 shares subject to possible		11	107,321		107,332
conversion at December 31, 2011	-			-
Forfeiture of 187,500 Initial Shareholders’ shares due to expiration of underwriters’ over-allotment option	(187,500)	(188)	188	-	-
Net loss as restated	-	-	-	(132,226)	(132,226)
Balance at December 31, 2011 as restated	6,250,000	2,359	5,153,277	(155,635)	5,000,001

Increase of 185,123 shares subject to possible conversion at September 30, 2012	-	(185)	(1,860,301)	-	(1,860,486)
Net income as restated	-	-	-	1,860,486	1,860,486
Balance at September 30, 2012 as restated	6,250,000	$2,172	$3,292,978	$1,704,851	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Condensed Statement of Cash Flows

(unaudited)

			For the period
			from January
	For the nine	For the nine	18, 2010
	months ended	months ended	(Inception) to
	September 30,	September 30,	September 30,
	2012	2011	2012
	As Restated	As Restated	As Restated
Cash flows from operating activities
Net income (loss)	$1,860,486	$(107,559)	$1,704,851
Adjustment to reconcile net loss to net cash used in operating activities
Interest expense on shareholder loan	-	7,739	19,900
Gain on change in fair value of warrant liability	(2,331,334)	(179,333)	(2,510,666)
Foreign exchange loss	1,090	-	459
Changes in operating assets and liabilities
Advance to affiliate	381,740	-	(459)
Prepaid expenses	3,969	(88,902)	(96,875)
Accrued expenses	17,517	(5,359)	29,017
Due to directors and shareholders	-	-	206
Net cash used in operating activities	(66,532)	(373,414)	(853,568)

Cash flows from investing activities
Interest reinvested in the trust account	(11,425)	(3,008)	(17,002)
Funds placed in trust account from the initial public offering	-	(50,250,000)	(50,250,000)
Net cash used in investing activities	(11,425)	(50,253,008)	(50,267,002)

Cash flows from financing activities
Proceeds from sale of ordinary shares to founding Shareholders	-	-	25,000
Proceeds from initial public offering	-	50,000,000	50,000,000
Proceeds from private placement of insider warrants	-	2,975,000	2,975,000
Payment of underwriters fees and offering costs	-	(1,750,015)	(1,823,359)
Proceeds from shareholder loan	75,137	-	275,137
Repayment of shareholder loan	-	(200,000)	(200,000)
Net cash provided by financing activities	75,137	51,024,985	51,251,778
Net (decrease) increase in cash	(2,820)	398,563	131,208
Cash at beginning of period	134,028	167,374	-
Cash at end of period	$131,208	$565,937	$131,208

Supplemental disclosure of non-cash financing activities
Deferred underwriters' commission included in proceeds from IPO	$-	$2,250,000	$2,250,000
Accrued offering costs included in proceeds from initial public offering		$20,000

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

 Note 2 – Restatement of Previously Issued Condensed Financial Statements

The Company has restated its condensed financial statements as of September 30, 2012 to correct its accounting for adjustment made for its warrants. The Company’s original accounting treatment didn’t recognize a derivative liability and did not recognize changes in the fair value of that derivate liability in its condensed statement of operations.

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

Bo

The following table summarizes the adjustments made to the previously reported September 30, 2012 condensed balance sheet, condensed statement of operations, condensed statement of cash flows, and condensed statement of shareholders’ equity.

Selected condensed balance sheet information as of September 30, 2012:

	September 30, 2012 (as previously reported)	Effect of Restatement	September 30, 2012 (As Restated)

Liabilities:
Warrant liability	$—	$2,152,000	$2,152,000
Total liabilities	2,354,360	2,152,000	4,506,360

Maximum ordinary shares subject to possible redemption	43,140,724	(2,152,000)	40,988,724

Equity
Ordinary shares	1,956	216	2,172
Additional paid-in capital	5,803,861	(2,510,883)	3,292,978
Retained earnings (Deficit) accumulated during the development stage	(805,816)	2,501,667	1,704,851
Total equity	5,000,001	—	5,000,001
Total liabilities and equity	$50,495,085	$—	$50,495,085

Selected condensed statement of operations information for the three months period and nine months period ended September 30, 2012 and 2011, respectively:

	For the three months ended September 30, 2012 (as previously reported)	Effect of Restatement	For the three months ended September 30, 2012 (As Restated)

Gain on change in fair value of warrant liability	$—	$2,421,000	$2,331,333
Net (loss) income	$(161,020)	$2,421,000	$2,259,980

Basic and diluted earnings (net loss) per share	$(0.03)	$0.39	$0.36

	For the nine months ended September 30, 2012 (as previously reported)	Effect of Restatement	For the nine months ended September 30, 2012 (As Restated)

Gain on change in fair value of warrant liability	$—	$2,331,334	$2,331,334
Net (loss) income	$(470,848)	$2,331,334	$1,860,486

Basic and diluted earnings (net loss) per share	$(0.08)	$0.38	$0.30

	For the three months ended September 30, 2011 (as previously reported)	Effect of Restatement	For the three months ended September 30, 2011 (As Restated)

Gain on change in fair value of warrant liability	$—	$179,333	$179,333
Net (loss) income	$(194,207)	$179,333	$(14,874)

Basic and diluted earnings (net loss) per share	$(0.03)	$0.03	$0.00

	For the nine months ended September 30, 2011 (as previously reported)	Effect of Restatement	For the nine months ended September 30, 2011 (As Restated)

Gain on change in fair value of warrant liability	$—	$179,333	$179,333
Net (loss) income	$(286,892)	$179,333	$(107,559)

Basic and diluted earnings (net loss) per share	$(0.07)	$0.04	$(0.03)

Selected condensed statement of cash flow information for the nine months period ended September 30, 2012 and 2011, respectively:

	For the nine months ended September 30, 2012 (as previously reported)	Effect of Restatement	For the nine months ended September 30, 2012 (As Restated)

Operating activities:
Net (loss) income	$(470,848)	$2,331,334	$1,860,486
Gain on change in fair value of warrant liability	$—	$(2,331,334)	$(2,331,334)

	For the nine months ended September 30, 2011 (as previously reported)	Effect of Restatement	For the nine months ended September 30, 2011 (As Restated)

Operating activities:
Net (loss) income	$(286,892)	$179,333	$(107,559)
Gain on change in fair value of warrant liability	$—	$(179,333)	$(179,333)

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

Although the Company does not specify a maximum redemption threshold, its Amended and Restated Articles of Incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its shareholders’ equity to be less than $5,000,001. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital. Accordingly, 4,078,480 and 3,893,357 shares of common stock sold in the offering are classified outside of permanent equity at redemption value as of September 30, 2012 and December 31, 2011, respectively.

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

Note 7 — Warrant Liability

In accordance with the June 2011 Offering and sale of insider warrants, the Company issued five-year warrants to purchase an aggregate of 8,966,667 ordinary shares at an initial exercise price of $12.00 per share. The terms of the warrants contain a restructuring price adjustment provision, such that, in the event the Company completes a business combination subsequent to the initial Business Combination that results in the Company shares no longer being listed on a national exchange or the OTC Bulletin Board, the exercise price of the warrants will decrease by formula that causes the warrants to not be indexed to the Company’s own shares. Management used the quoted market price for the valuation of the warrants to determine the warrant liability to be $2,152,000 and $4,483,334 as of September 30, 2012 and December 31, 2011, respectively. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations.

Note 8 — Fair Value of Financial Instruments

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of September 30, 2012.

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

The following table presents the Company’s fair value hierarchy for these liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Fair Value September 30, 2012	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Warrant Liability	$2,512,000	$	$2,512,000	$

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

Note 11 – Subsequent Events

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

The effects of the restatement on selected statement of operation line items for the nine months period ended September 30, 2012 are as follows:

Increase in statement of operation line items

Income on change in fair value of warrant liability	$2,331,333
Net income	2,331,333

Basic and diluted net income per share	0.30

Results of Operations

Through September 30, 2012, our efforts have been limited to organizational activities, activities relating to our Offering, identifying and evaluating prospective acquisition candidates and general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account and non-cash gains related to the change in fair value of our warrant liability. As of September 30, 2012, $50,267,002 was held in the Trust Account (including $2,250,000 of deferred underwriting discounts and commissions and $2,975,000 from the sale of the Insider Warrants). In addition we have cash outside of trust of $131,208 available to pay operating expenses, including proceeds of $75,137 borrowed through entering an unsecured promissory note with an officer of the Company. Through September 30, 2012, the Company had not withdrawn any funds from interest earned on the Trust Account proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our Offering in the event of a business combination. For the period from January 18, 2010 (inception) through September 30, 2012, we had net income of $1,704,851.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2012 due to the material weaknesses described below and previously reported in Item 9A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

As described in Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2011, management identified two material weaknesses: (1) the fact that we create, review and process financial data without internal independent review due to our limited operations and personnel, and (2) we failed to identify a warrant liability which resulted in a restatement of previously issued financial statements. These material weaknesses still exist and caused management to conclude that, as of September 30, 2012, the Company’s disclosure controls and procedures were ineffective. Due to the Company’s limited operations and limited life, management does not expect that these material weaknesses will be remediated.

Notwithstanding management’s assessment that our disclosure controls and procedures were ineffective as of September 30, 2012 due to the material weaknesses described above, we believe that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

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

