Form 10-K
period 2012-12-31
China Growth Equity Investment Ltd
filed 2013-02-06
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

CN11 Legend Town

No. 1 Balizhuangdongli, Chaoyang District

Beijing, 100025, PRC

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:   86-10-6550-3186

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒ .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐     No   ☒ ..

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No  ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the common stock on the Nasdaq Stock Exchange on such date was $49,000,000.

As of February 4, 2013, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 6,250,000.

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

On June 2, 2011, we completed our initial public offering of 5,000,000 Units. We have neither engaged in any operations, nor generated any revenues, nor incurred any debt or expenses other than in connection with our initial public offering and, thereafter, expenses related to identifying and pursuing acquisitions of targets and expenses related to liquidating our trust fund for the benefit of our common stockholders and reconstituting the Company as an ongoing business corporation. We have incurred expenses only in connection with (i) the preparation and filing of our quarterly reports on Form 10-Q, annual reports on Form 10-K and prospectuses and (ii) expenses related to finding and developing acquisition candidates. Our expense policies are consistent with good business practice, and we try to minimize such costs to the extent possible.

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

Recent Development

Proposed Business Combination with CDGC and Pingtan Fishing

On October 24, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with China Dredging Group Co. Ltd., or CDGC, China Growth Dredging Sub Ltd., or Merger Sub, and Xinrong Zhuo. Subject to the terms and conditions of the Merger Agreement, the Merger Sub will merge (the “Merger”) with and into the CDGC, resulting in Merger Sub ceasing to exist and CDGC continuing as the surviving company in the Merger and as our wholly-owned subsidiary. Immediately following the execution of the Merger Agreement, we entered into a share purchase agreement (the “Share Purchase Agreement”) with Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd., or Pingtan Fishing, Xinrong Zhuo, Merchant Supreme Co., Ltd, or Merchant Supreme, Prime Cheer Corporation Limited Heroic Treasure Limited and Fuzhou Honglong Ocean Fishery Co., Ltd. Subject to the terms and conditions of the Share Purchase Agreement, including pre-closing reorganization, we will acquire 100% of the equity interest in Merchant Supreme (which will control Pingtan Fishing) and thereby the economic interest in Pingtan Fishing (the “Share Purchase” and together with the Merger, the “Business Combination”).

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

Consideration

At the effective time of the Merger, each ordinary share and each Class A preferred share of CDGC issued and outstanding immediately prior to the effective time of the Merger will be redeemed and cancelled and converted into the right to receive 0.82947 of one of our ordinary shares. No fractional shares will be issued in the Merger; instead, we will issue one of our ordinary shares to the holder of any CDGC Shares that would otherwise be entitled to receive a fraction of an ordinary share.

At the effective time of the Share Purchase, all of the issued and outstanding shares of Merchant Supreme (which will control Pingtan Fishing) will be purchased by us for an aggregate of 25,000,000 of our ordinary shares.

Post-Closing Directors and Officers

We have agreed to take such actions as may be necessary to cause each of the following persons to be appointed to our board of directors as of the effective time of the Business Combination, to serve until the next annual election of directors: Xinrong Zhuo (Chairman of the Board), Bin Lin, Lin Bao, Yeliang Zhou, Zengbiao Zhu, Xuesong Song and Jin Shi. In addition, we have agreed to take such actions as may be necessary to cause each of the following persons to be elected as our officers effective immediately after the closing under the Merger Agreement: Xinrong Zhuo, Chief Executive Officer; Bin Lin Senior Vice President; and Alfred Ho, Chief Financial Officer.

Shareholder Redemption Rights

At the time we seek shareholder approval of any initial business combination, we will provide holders of our public shares with the opportunity to redeem their public shares for cash equal to a pro rata share of the aggregate amount then on deposit in the trust account, less franchise and income taxes payable, upon the consummation of our initial business combination, subject to the limitations described herein. We will, like other blank check companies, offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. We will consummate our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our initial shareholders have agreed to vote their founder shares in accordance with the majority of the votes cast by the public shareholders and to vote any public shares purchased during or after the initial public offering in favor of our initial business combination.

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

 Target Businesses

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

Liquidation if No Business Combination

If we have not completed a business combination within 21 months from the date of the consummation of the initial public offering, which is February 26, 2013, public shareholders shall be entitled to receive a pro rata share of the trust account. If we are forced to liquidate, under Cayman Island Law, a liquidator would normally give at least 31 days’ notice to creditors by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in the Cayman Islands Official Gazette, that we have been placed into liquidation and such creditors are required to submit particulars of their debts or claims to us, although in practice this notice requirement need not necessarily delay the distribution of assets as the liquidator may be satisfied that no creditors would be adversely affected as consequence of a distribution before this time period has expired.

Pursuant to our memorandum and articles of association, upon the expiration of 21 months from the date of the consummation of the initial public offering, on February 26, 2013, our purpose and powers will be limited to winding up our affairs and liquidating. Liquidating distributions will take place promptly after the expiration of 21 months. Also included in our memorandum and articles of association are the provisions requiring the voluntary liquidation of the Company at that time. While our board of directors and our management have agreed not to propose any amendment to our memorandum and articles of association relating to our business combination or our automatic dissolution, nor to conduct a solicitation of shareholders for such purpose, our shareholders have the ability under Cayman Islands law to effect such an amendment with supermajority approval. In the event shareholders amend our memorandum and articles of association, our articles do not provide for redemption rights in connection with such amendment. All of our officers and directors directly or indirectly own ordinary shares in our company but have waived their right to receive distributions (other than with respect to ordinary shares, or any ordinary shares underlying units, they purchase in connection with the initial public offering or in the after market) upon the liquidation of the trust account.

Facilities

We maintain our principal executive offices at CN11 Legend Town, No. 1 Balizhuangdongli, Chaoyang District, Beijing, 100025, PRC. We have also agreed to pay a monthly fee of $10,000 to Chum Capital Group Limited, an affiliate of Messrs. Song and Shi, for office space, utilities and for general and administrative services, including but not limited to receptionist, secretarial and general office services. This agreement commences on the date our securities are first quoted on the Nasdaq Capital Market and shall continue until the earlier of the consummation of our initial business combination and the winding-up and liquidation of our company. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

Available Information

We file or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. While we do not have a website with available filings, we will provide at no additional charge, copies of these reports, proxy and information statements and other information upon request to our address at CN11 Legend Town, No. 1 Balizhuangdongli, Chaoyang District, Beijing, 100025, PRC. You may also inspect and copy these reports, proxy and information statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy, information statements and other information filed electronically by us with the SEC which are available on the SEC’s website at http://www.sec.gov.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Regulation S-K; as such, pursuant to Regulation S-K we are not required to make disclosures under this Item.

Item 1B . Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive office, which is our sole office space, is located at CN11 Legend Town, No. 1 Balizhuangdongli, Chaoyang District, Beijing, 100025, PRC. We consider our current office space adequate for our current operations. The cost for this space is included in the $10,000 per month which is paid to Chum Capital Group Limited, an affiliate of Messrs. Song and Shi.

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

The following table sets forth the quarterly high and low closing prices of our units, ordinary shares and warrants on the Nasdaq Capital Market for the periods indicated:

	Ordinary Shares		Warrants		Units
	Low	High	Low	High	Low	High
Fiscal year ended December 31, 2011
First Quarter	-	-	-	-	-	-
Second Quarter	-	-	-	-	9.99	10.20
Third Quarter	9.49	9.50	0.39	0.53	9.95	11.00
Fourth Quarter	9.44	9.56	0.44	0.50	9.86	10.20
Fiscal year ended December 31, 2012
First Quarter	9.52	9.82	0.45	0.55	9.80	10.02
Second Quarter	9.61	9.80	0.40	0.60	9.92	10.08
Third Quarter	9.70	10.36	0.24	0.51	9.92	10.00
Fourth Quarter	9.91	10.36	0.19	0.25	10.00	10.20

As of February 4, 2013, there were 4 holders of record of our ordinary shares, 4 holders of record of our warrants, and 1 holder of record of our units. Such numbers do not include beneficial owners holding shares, units or warrants through nominee names.

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

Results of Operations

Through December 31, 2012, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account and non-cash gains related to the change in fair value of the warrant liability of $2,280,224, $179,333 and $2,459,557 for the years ended December 31, 2012 and 2011 and the period from January 18, 2010 (inception) through December 31, 2012, respectively. As of December 31, 2012, $50,271,988 was held in the Trust Account (including $2,250,000 of deferred underwriting discounts and commissions and $2,975,000 from the sale of the Insider Warrants) and we had cash outside of trust of $1,387, $60,000 in prepaid expenses and $335,788 in accrued expenses. Through December 31, 2012, the Company had not withdrawn any funds from interest earned on the Trust Account proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our initial public offering in the event of a business combination. For the period from January 18, 2010 (inception) through December 31, 2012, we had net income of $1,079,260.

We have agreed to pay Chum Capital Group, an entity owned and controlled by the Company’s Chairman and Chief Financial Officer, a total of $10,000 per month for office space, administrative services and secretarial support. For the period from January 18, 2010 (inception) to December 31, 2012 the Company has incurred $190,000 for these costs.

Liquidity and Capital Resources

As of December 31, 2012, we had cash of $1,387 and $50,271,988 investment held in trust. Until the consummation of the initial public offering the Company’s only source of liquidity was the initial purchase of Founder Shares by the Sponsor and an unsecured promissory note with an officer of the Company.

On June 2, 2011, we consummated our initial public offering of 5,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 3,966,667 Insider Warrants for $2,975,000 in proceeds. We received net proceeds from our initial public offering and the sale of the Insider Warrants of approximately $51,151,641, net of the non-deferred portion of the underwriting commissions of $1,250,000 and offering costs and other expenses of approximately $573,359.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 for office space, administrative services and secretarial support payable to Chum Capital Group, an entity owned and controlled by the Company’s Chairman and Chief Financial Officer. We began incurring this fee on June 2, 2011 and will continue to incur this fee monthly until the earlier of the completion of a business combination and the Company’s liquidation.

Proposed Business Combination with CDGC and Pingtan Fishing

On October 24, 2012, we entered into the Merger Agreement, with CDGC, Merger Sub and Xinrong Zhuo. Subject to the terms and conditions of the Merger Agreement, the Merger Sub will merge with and into the CDGC, resulting in Merger Sub ceasing to exist and CDGC continuing as the surviving company in the Merger and as our wholly-owned subsidiary. Immediately following the execution of the Merger Agreement, we entered into the Share Purchase Agreement with Pingtan Fishing, Xinrong Zhuo, Merchant Supreme, Prime Cheer Corporation Limited Heroic Treasure Limited and Fuzhou Honglong Ocean Fishery Co., Ltd. Subject to the terms and conditions of the Share Purchase Agreement, including pre-closing reorganization, we will acquire 100% of the equity interest in Merchant Supreme (which will control Pingtan Fishing) and thereby the economic interest in Pingtan Fishing.

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

Consideration

At the effective time of the Merger, each ordinary share and each Class A preferred share of CDGC issued and outstanding immediately prior to the effective time of the Merger will be redeemed and cancelled and converted into the right to receive 0.82947 of one of our ordinary shares. No fractional shares will be issued in the Merger; instead, we will issue one of our ordinary shares to the holder of any CDGC Shares that would otherwise be entitled to receive a fraction of an ordinary share.

At the effective time of the Share Purchase, all of the issued and outstanding shares of Merchant Supreme (which will control Pingtan Fishing) will be purchased by us for an aggregate of 25,000,000 of our ordinary shares.

Post-Closing Directors and Officers

We have agreed to take such actions as may be necessary to cause each of the following persons to be appointed to our board of directors as of the effective time of the Business Combination, to serve until the next annual election of directors: Xinrong Zhuo (Chairman of the Board), Bin Lin, Lin Bao, Yeliang Zhou, Zengbiao Zhu, Xuesong Song and Jin Shi. In addition, we have agreed to take such actions as may be necessary to cause each of the following persons to be elected as our officers effective immediately after the closing under the Merger Agreement: Xinrong Zhuo, Chief Executive Officer; Bin Lin Senior Vice President; and Alfred Ho, Chief Financial Officer.

Recent accounting pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Critical Accounting Policies

Our financial statements are prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis, including accrued transaction costs and warrant liability. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

The net proceeds from our initial public offering, including the amounts held in the trust account may be invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, having a maturity of 180 days or less, or in money market funds meeting the conditions under Rule 2a-7 under the Investment Company Act, until the earlier of (i) consummation of an initial business combination, or (ii) liquidation of the Company. These funds were invested in U.S. government treasury bills having a maturity of three months or less. In December 2012, all of the U.S. government treasury bills matured. As of December 31, 2012 the amounts held in the trust account consist of cash as we are in process of consummating our initial business combination.

Item 8. Financial Statements And Supplementary Data

Reference is made to our financial statements beginning on page F-1, following item 15, of this Annual Report on Form 10-K.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

At the conclusion of the fiscal year ended December 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on our assessment we have determined that our disclosure controls and procedures were not effective as of December 31, 2012 due to the following material weaknesses: (1) the fact that we create, review and process financial data without internal independent review due to our limited operations and personnel, and (2) we failed to identify a warrant liability which resulted in a restatement of previously issued financial statements.

Notwithstanding management’s assessment that our disclosure controls and procedures were ineffective as of December 31, 2012 due to the material weaknesses described above, we believe that the financial statements included in this Annual Report on Form 10-K present fairly our financial condition, results of operations and cash flows for the years covered thereby in all material respects.

Remediation of Material Weaknesses

Due to the small, non-complex nature of our transactions and the limited life of the company, we do not plan to remediate the identified material weaknesses mentioned above.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officer and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of December 31, 2012, such internal control over financial reporting was not effective. This was due to the material weaknesses mentioned above that existed in the design or operation of our internal control over financial reporting.

To address the material weaknesses set forth above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current executive officers and directors, as of February 4, 2013, are as follows:

Name	Age	Position
Xuesong Song	44	Chairman of the Board and Chief Financial Officer
Xuechu He	50	Vice Chairman and Director
Jin Shi	43	Chief Executive Officer and Director
Michael W. Zhang	44	Director
Dongying Sun	42	Director
Teng Zhou	49	Director
Xue Bai	30	Secretary

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

Xuechu He has served as our vice-chairman of the board since March 2011. Mr. He is a permanent resident of the Hong Kong SAR. Mr. He has been engaged in direct investments in the PRC for the past six years as a successful investor and dealmaker. Mr. He earned his reputation as a value creator in the capital markets from several marquee cases in which he acted as chairman of the board and the controlling shareholder at several public companies listed on the Hong Kong Stock Exchange from June 1999 to present. Since October 2007, Mr. He has been the chairman and executive director of Honbridge Holdings Ltd. (HK:8137), a HK listed investment holding company that focuses on the new and traditional energy and resources sector, the production and development of highly purified silicon, as well as fashion and lifestyle publications. Since March 2005, Mr. He has been a director of Guorun Group Ltd., a direct investment company. From May 2006 through January 2009, Mr. He served as a director of ChinaGrowth North Acquisition Corporation, a special purpose acquisition company, which acquired UIB Group Limited in January 2009, the second largest insurance brokerage firm in China. From May 2006 through January 2009, Mr. He also served as the chairman of ChinaGrowth South Acquisition Corporation, a special purpose acquisition company, which acquired Olympia Media Holdings Ltd. in January 2009, the largest privately owned newspaper aggregator and operator in China. Mr. He was Chairman of the board of South China Information & Technology Ltd., from July 2002 to June 2005, a publicly listed company in Hong Kong Stock Exchange whose name was changed to Guorun Holdings Ltd. in July 2002 and merged with Geely Automobile Holdings Ltd. in May 2005, the largest private automobile manufacturer in the PRC. Between September 2001 and April 2003, Mr. He was Chairman of Fourseas.com Ltd., a publicly listed company on the Hong Kong Stock Exchange whose name was changed to Shanghai Century Ltd. in June 2002 and merged with Shanghai Zendai Holdings in February 2003. Between August 2000 and November 2000, Mr. He was also Chairman of Interchina Holdings Ltd., a publicly listed company on the Hong Kong Stock Exchange acquired by him and merged with an operating company in the PRC. Mr. He was also Executive Director of Interchina Holdings Ltd. from November 2000 to September 2001. Prior to becoming an active investor, Mr. He established and operated his own businesses from May 1997 to June 1999, including property development, international trade and R&D of electric-powered vehicles. From December 1989 to May 1997, Mr. He assumed various positions at Finance Department of China Resources Holdings Co., Ltd. in Hong Kong, including audit manager, assistant general manager and deputy general manager, responsible for internal auditing, setting up internal control system, financial statements analysis, evaluating investment and financing projects, and providing to the board of directors critical analysis and advice related with finance in their decision-making process. Prior to joining China Resources Holdings Co., Ltd. in Hong Kong, Mr. He was the deputy director of the accounting department at China Resources Co., Ltd. in Beijing, responsible for financing and accounting activities related with import and export business from January 1985 to December 1989. Mr. He worked at the Ministry of Commodities (currently Ministry of Commerce), responsible for structuring accounting provisions for businesses between July 1983 and January 1985. Mr. He received a B.S. degree in finance and accounting from Anhui Finance and Trade College in 1983. Mr. He speaks Mandarin and Cantonese dialects of Chinese. Mr. He also currently serves as a director for Honbridge Management Limited, a Hong Kong company, Jessicacode Limited, a Hong Kong company, Kailun Photovoltaic Materials Investments Ltd., a Hong Kong company and Superb Taste Company Limited, a Hong Kong company. We believe Mr. He is well-qualified to serve as a member of our board of directors due to his experience with direct investment in the PRC, as well as his prior executive and board experience , including on publicly listed companies.

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

Michael W. Zhang has served as a member of our board of directors since our inception and as our chief executive officer from January to March 2011. From May 2006 through January 2009, Mr. Zhang served as the chief executive officer and a director of the board of ChinaGrowth South Acquisition Corporation, which acquired Olympia Media Holdings Ltd. in January 2009, the largest privately owned newspaper aggregator and operator in China in which he remains as a director on the board. From May 2006 through January 2009, Mr. Zhang also served as the chief financial officer and was a director of the board of ChinaGrowth North Acquisition Corporation, which acquired UIB Group Limited in January 2009, the second largest insurance brokerage firm in China since February 2007. Mr. Zhang is the Managing Partner of Helios Capital Management Co., Ltd., a private equity firm focused on Chinese growth companies. Prior to Helios, Mr. Zhang was a partner with Chum Capital Group Limited, which successfully acted as the sole advisor of Origin Agritech Ltd. (NASDAQ: SEED) and Hollysys Automation Technologies, Ltd. (NASDAQ: HOLI) in their respective mergers with Chardan China Acquisition Corporation and Chardan North China Acquisition Corporation, respectively. He has been a principal of Global Vestor Capital Partners LLC since 2005. Prior to Global Vestor Capital Partners LLC, Mr. Zhang was an Investment Professional with Avera Global Partners LP, a hedge fund in which he screened and analyzed public equity in global markets. Prior to attaining an MBA degree from Yale University, Mr. Zhang gained rich experience in equity investment and mergers & acquisitions advisory transactions through several positions both in and outside of China, including investment manager with a wealthy family affiliated with Pacific Investment Corporation where he sourced and evaluated target companies in China, the co-founder and chief executive officer of IQBay Technology Inc., an e-commerce service provider based in Shanghai, and investment banker with Deutsche Bank Securities Inc. in the United States, where he completed more than $6 billion in mergers & acquisitions and financing transactions. Mr. Zhang received a Masters of Business Administration degree from Yale University, a Bachelor of Science in Finance from Indiana University in Bloomington and an Associate degree from the College of International Business, Shanghai University. He is currently a director of the board with China TopReach Inc., Shanghai Kinetic Medical Co., Ltd. and Chum Capital Group Limited. We believe Mr. Zhang is well-qualified to serve as a member of our board of directors due to his extensive experience executive and board experience, as well as his background in equity investment and mergers and acquisitions

Dongying Sun has been a member of our board of directors since inception. Mr. Sun has been a senior partner at Guantao Law Firm. For the past 15 years, Mr. Sun has served as PRC legal counsel to multinational corporations, both state-owned and privately-owned Chinese companies, private equity and venture capital funds as well as entrepreneurs in a wide range of industries relating to mergers & acquisitions and divestitures in China, and issuing equity and debt securities in domestic and international capital markets. From 1994 to 2000, Mr. Sun was a legal consultant in China Machine Building International Corp. Mr. Sun received the attorney qualification in 1995, an LL.M degree from Chicago-Kent College of Law in Illinois Institute of Technology in 2004, and an LL.B degree from China University of Politics and Law in 1994. We believe Mr. Sun is well-qualified to serve as a member of our board of directors due to his international legal experience, and specifically his experience advising state-owned and privately-owned Chinese companies, as well as his contacts.

Teng Zhou has served as a member of our board of directors since March 2011. Mr. Zhou is a permanent resident of the Hong Kong SAR. Mr. Zhou has been engaged in direct investments in the PRC for the past six years as a successful investor. Mr. Zhou was a key member of the team, led by Mr. He, that successfully completed various transactions of merging operating assets with listed companies on the Hong Kong Stock Exchange. Mr. Zhou has been CEO of Guorun Group Ltd. since March 2005, a direct investment company. From May 2006 through January 2009, Mr. Zhou served as an executive vice president and director of ChinaGrowth North Acquisition Corporation, a special purpose acquisition company, which acquired UIB Group Limited in January 2009, the second largest insurance brokerage firm in China. From May 2006 through January 2009, Mr. Zhou also served as a director of ChinaGrowth South Acquisition Corporation, a special purpose acquisition company, which acquired Olympia Media Holdings Ltd. in January 2009, the largest privately owned newspaper aggregator and operator in China. From July 2002 to June 2005, Mr. Zhou was Executive Director of South China Information & Technology Ltd., a publicly listed company on the Hong Kong Stock Exchange whose name was changed to Guorun Holdings Ltd. in July 2002 and merged with Geely Automobile Holdings Ltd. in May 2005, the largest private automobile manufacturer in the PRC. Between September 2001 and April 2003, Mr. Zhou was Executive Director of Fourseas.com Ltd., a publicly listed company in Hong Kong Stock Exchange whose name was changed to Shanghai Century Ltd. in June 2002 and merged with Shanghai Zendai Holdings in February 2003. Mr. Zhou was also the president and director of Lifestyle International (HK) Co., Ltd. and Triumphant Glory Investments Ltd. Prior to becoming an active investor, Mr. Zhou operated his own business in trade, food service and capital market investment from August 1997 to September 2001. Mr. Zhou was assigned by China Resources Holdings Co., Ltd. in Hong Kong to manage an industrial manufacturing subsidiary from April 1986 to August 1997, during which he assumed various positions including Finance Director, CFO, Vice President and President. Mr. Zhou joined China Resources Holdings Ltd. in January 1985. From August 1983 to January 1985, Mr. Zhou researched cost accounting framework for the construction industry at China Academy of Building Research. Mr. Zhou received a B.S. in Accounting from Hunan Finance and Economic College. Mr. Zhou speaks Mandarin and Cantonese dialects of Chinese. Mr. Zhou also serves as a director for Shandong Hengyuan New Energy Technology Ltd., Shezhen Lifestyle Fashion & Accessories Co., Ltd., Shanxi Wusheng Aluminium Ltd., Prosper Glory Holdings Ltd., and Venture Link Assets Ltd. We believe Mr. Zhou is well-qualified to serve as a member of its board of directors due to his prior experience with direct investment in the PRC, as well as his executive experience, including on publicly listed companies.

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

Our board of directors is divided into three classes, with only one class of directors being elected in each year and each class serving a three-year term. Our memorandum and articles of association provide that the number of directors which may constitute the board of directors shall be two or greater. Our board of directors currently has six members. The term of office of the first class of directors, consisting of Dongying Sun and Michael W. Zhang, will expire at our first annual meeting of shareholders following the completion of the initial public offering. The term of office of the second class of directors, consisting of Mr. Xuechu He and Mr. Teng Zhou, will expire at the second annual meeting following the completion of the initial public offering. The term of office of the third class of directors, consisting of Xuesong Song, and Jin Shi, will expire at the third annual meeting following the completion of the initial public offering.

Board of Directors Leadership Structure

Our memorandum and articles of association provide the board of directors with the flexibility to combine or separate the positions of Chairman and Chief Executive Officer. Historically, these positions have been separate. Our board of directors believes that the separation of these positions allows us to have a Chairman focused on the leadership of the Board while allowing our Chief Executive Officer to focus more of his time and energy on managing our operations. The board of directors believes that Mr. Song's service as both Chairman of the board of directors and Chief Financial Officer is in the best interest of our company and stockholders. Mr. Song possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the company, and we believe he is the person best positioned to develop agendas that ensure that the board of directors’ time and attention is focused on the most critical matters. Our board of directors believes that his combined role enables clear accountability and enhances our ability to communicate our message and strategy clearly and consistently to stockholders. Each of the directors other than Mr. Song and Mr. Shi is independent under the rules of NASDAQ and the SEC, and the board of directors believes that the independent directors provide effective oversight of management. Although the board of directors currently believes that the combination of the Chairman and Chief Financial Officer roles is appropriate in the current circumstances, we will maintain the flexibility to separate these positions in the future. While we do not currently intend to separate these positions, a change in leadership structure could be made if the board of directors determined it was in the best long-term interests of stockholders.

Board Committees

Our board of directors has formed an audit committee and a governance and nominating committee. Each committee is composed of three directors.

Audit Committee

Our audit committee consists of Michael W. Zhang, Xuechu He and Teng Zhou. As required by the rules of the Nasdaq Capital Market, each of the members of our audit committee is financially literate, and we consider Mr. He to qualify as an “audit committee financial expert” and “financially sophisticated” as defined under SEC and Nasdaq Capital Market rules, respectively. All three members of the audit committee are independent under the rules of Nasdaq and the SEC. The responsibilities of our audit committee include:

•	meeting with our management periodically to consider the adequacy of our internal control over financial reporting and the objectivity of our financial reporting;

•	appointing the independent registered public accounting firm, determining the compensation of the independent registered public accounting firm and pre-approving the engagement of the independent registered public accounting firm for audit and non-audit services;

•	overseeing the independent registered public accounting firm, including reviewing independence and quality control procedures and experience and qualifications of audit personnel that are providing us audit services;

•	meeting with the independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters;

•	reviewing our financing plans, the adequacy and sufficiency of our financial and accounting controls, practices and procedures, the activities and recommendations of the auditors and our reporting policies and practices, and reporting recommendations to our full board of directors for approval;

•	establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls or auditing matters and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters;

•	preparing the report required by the rules of the SEC to be included in our annual proxy statement;
•

monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

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

Code of Ethics and Committee Charters

We have adopted a code of ethics that applies to our officers, directors and employees. Copies of our code of ethics and our board committee charters have been filed as exhibits to our Form S-1 Registration Statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov . In addition, we will provide a copy of our code of ethics upon request, without charge. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Form 8-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our ordinary shares on February 4, 2013, by (1) each director and named executive officer of our Company, (2) all directors and named executive officers of our Company as a group, and (3) each person known by us to own more than 5% of our common stock. Applicable percentage ownership in the following table is based on 6,250,000 shares of common stock outstanding as of January 28, 2013.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(2)		Approximate Percentage of Outstanding Ordinary Shares
Xuesong Song	1,150,000	(3)	18.4%
Jin Shi	1,150,000	(3)	18.4%
Xuechu He	50,000		*
Teng Zhou	50,000		*
Michael W. Zhang	0		0%
Xue Bai	0		0%
Dongying Sun	0		0%
All directors and executive officers as a group (four individuals)	1,250,000		20%
Principal Shareholders:
Polar Securities Inc. and North Pole Capital Master Fund(4)	600,000		9.6%
AQR Capital Management, LLC(5)	480,000		7.68%
Highbridge Capital Management, LLC, Highbridge International LLC and Glenn Dubin(6)	500,000		7.77%
Fir Tree Capital Opportunity Master Fund, L.P. and Fir Tree Value Master Fund, L.P.(7)	375,000		5.2%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is CN11 Legend Town, No. 1 Balizhuangdongli, Chaoyang District, Beijing, 100025, PRC.

(2)	Assumes no forfeiture of the founder earnout shares.

(3)	Represents shares held by Chum Capital Group Limited, an entity owned entirely by Mr. Xuesong Song and Mr. Jin Shi. Mr. Song and Mr. Shi have shared power to vote and dispose the shares.
(4)	Information based on the most recent Form 13G filed by such owners. Polar Securities Inc. and North Pole Capital Master Fund have shared power to vote and dispose the shares. The business address of the owner is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(5)	Information based on the most recent Form 13G filed by such owner. The business address of the owner is Two Greenwich Plaza, 3rd floor Greenwich, CT 06830 USA.

(6)	Information based on the most recent Form 13G filed by such owners. Highbridge Capital Management LLC is the trading manager of Highbridge International LLC and Glenn Dubin is the CEO of Highbridge Capital Management LLC. All three can be considered beneficial owners with shared power to vote and dispose the shares. The business address of the owners is 40 West 57th Street, 33rd Floor New York, New York 10019.

(7)	Information based on the most recent Form 13G filed by such owners. Fir Tree Inc. is the investment manager of each Fir Tree Valve Master Fund, L.P. and Fir Tree Capital Opportunity Master Fund, L.P. Fir Tree Value Fund, L.P. may direct the vote and disposition of 320,000 shares. Fir Tree Capital Opportunity Master Fund, L.P. may direct the vote and disposition of 55,000 shares. Fir Tree Inc. has been granted investment discretion over the shares held by Fir Tree Value Fund, L.P. and Fir Tree Capital Opportunity Master Fund, L.P., and thus, has the shared power to direct the vote and disposition of 375,000 shares. The business address of the owners is 505 Fifth Avenue, 23rd Floor, New York, New York 10017.

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

The Company has agreed to pay Chum Capital Group Limited a total of $10,000 per month for office space, utilities, secretarial and general and administrative services for a period commencing June 2, 2011 and ending on the earlier of the consummation by the Company of an initial Business Combination or the Company’s liquidation. Chum Capital Group Limited is an affiliate of Xuesong Song, Jin Shi and Michael W. Zhang, the Company’s executives. Total expenses related to office space, utilities, secretarial and general and administrative services were $120,000, $70,000 and $190,000 for the years ended December 31, 2012 and 2011 and the period from January 18, 2010 (inception) to December 31, 2012, respectively.

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

On October 15, 2011, our board of directors authorized it to advance up to $390,000 to Chum Capital Group Limited in order to reduce potential losses incurred by Chinese currency appreciation against the U.S. dollar. The advance has been used to fund our operating expenses, including administrative, legal, accounting and other fees. For the years ended December 31, 2012 and 2011 and the period from January 18, 2010 (inception) to December 31, 2012, we recognized foreign exchange loss of $1,350, foreign exchange gain of $678, and foreign exchange loss of $672 on the advance which is recorded in other income and expense on its statement of operations. As of December 31, 2012 and 2011, the Company had a receivable of $0 and $382,830 from Chum Capital Group Limited, respectively.

To support further operating expenses of the Company, the Company entered into several unsecured promissory notes with an officer of Mr. Xuesong Song, in an aggregate principal amount of $181,137 as listed below. These notes do not bear interest and will be payable upon the closing of the business combination.

	Date	Amount
Unsecured promissory note	September 29, 2012	$75,137
Unsecured promissory note	October 30, 2012	$40,000
Unsecured promissory note	November 29, 2012	$25,000
Unsecured promissory note	December 10, 2012	$25,000
Unsecured promissory note	December 28, 2012	$16,000

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

•	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company, although they have agreed not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 21 months of the date of the closing of our initial public offering.

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

•	Our directors and officers may purchase ordinary shares as part of the units sold in our initial public offering or in the open market. Our directors and officers have agreed to vote any ordinary shares acquired by them in our initial public offering and any ordinary shares acquired by them after our initial public offering in favor of our initial business combination.

•	If we were to make a deposit, down payment or fund a “no shop” provision in connection with a potential business combination, we may have insufficient funds available outside of the trust account to pay for due diligence, legal, accounting and other expenses attendant to completing a business combination. In such event, our officers or directors or other parties may have to incur such expenses in order to proceed with the proposed business combination. As part of any such combination, our officers and directors or other parties may negotiate the repayment of some or all of any such expenses, without interest or other compensation, which if not agreed to by the target business’s management, could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest.

•	The founder shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed, and the insider warrants purchased by our officers and directors, and any warrants which they may purchase in the aftermarket will expire worthless if a business combination is not consummated. Additionally, our officers and directors will not receive liquidation distributions with respect to any of their founder shares. Furthermore, the purchasers of the insider warrants have agreed that such securities will not be sold or transferred by them (except to certain permitted transferees) until 30 days after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination with.

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

Pursuant to Rule 5615(a)(3) of the Nasdaq Marketplace Rules, because we are a foreign based entity, we need only comply with Cayman Islands law, to the extent not contrary to federal securities law, with respect to the composition of our board of directors. Cayman Islands law does not require independent directors or an independent audit committee, however, pursuant to Section 10A(m) of the Securities Exchange Act of 1934, as amended, and Section 3 of the Sarbanes-Oxley Act, we are required to have an independent audit committee. As Cayman Islands law does not require us to have independent directors on our board, we are not required to comply with Rule 5615(a)(3) of the Nasdaq Marketplace Rules, which requires a Nasdaq-listed company to have a board of directors comprised of a majority of independent directors. We are currently in compliance with the standards imposed by the Securities Exchange Act of 1934 and Sarbanes-Oxley Act of 2002

.

Item 14. Principal Accounting Fees and Services

The firm of Crowe Horwath LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Crowe Horwath LLP for services rendered.

The aggregate fees billed to us by Crowe Horwath LLP for the fiscal years ended December 31, 2012 and 2011, respectively, are as follows:

	2012	2011
Audit Fees (1)	$46,000	$44,000
Audit-Related Fees (2)	$17,978	$2,000
Total	$63,978	$46,000

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements and the review of our interim financial statements. Audit Fees also include the audits of our financial statements that were included in our Form S-1 Registration Statement.

(2)	Audit-Related Fees consist of fees incurred for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the category “Audit Fees,” and include, but are not limited to, professional services related to consultation on proposed business combinations.

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

(2) Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of October 24, 2012, by and between China Growth Equity Investment Ltd., China Dredging Group Co., Ltd., China Growth Dredging Sub Ltd., and Zhuo Xinrong (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35192, filed with the Securities and Exchange Commission on October 30, 2011)
2.2	Share Purchase Agreement, dated as of October 24, 2012, by and among China Growth Equity Investment Ltd, Merchant Supreme Co., Ltd., Prime Cheer Corporation Limited, Zhuo Xinrong, Fujian Provincial Pingtan County Ocean Fishing Group Co., Heroic Treasure Limited and Fuzhou Honglong Ocean Fishery Co., Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-35192, filed with the Securities and Exchange Commission on October 30, 2011)
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Amendment No.5 to Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on May 25, 2011)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on April 18, 2011)
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Amendment No. 4 to Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on May 20, 2011)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Amendment No. 4 to Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on May 20, 2011)
4.4	Warrant Agreement and between American Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Amendment No.5 to Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on May 25, 2011)
10.1	Promissory Note by and among the Company and Xuesong Song, dated as of January 12, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Amendment No.3 to Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on May 10, 2011)
10.2	Form of Letter Agreement by and among the Company, Deutsche Bank Securities Inc. and each of the Company’s officers, directors and initial shareholders (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Amendment No. 5 to Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on May 25, 2011)
10.3	Investment Management Trust Agreement by and among the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Amendment No. 5 to Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on May 25, 2011)
10.4	Letter Agreement Regarding Administrative Support by and among the Company and Chum Capital Group Limited (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on April 6 , 2011)
10.5	Registration Rights Agreement by and among the Company and the Initial Shareholders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Amendment No.4 to Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on May 20, 2011)
10.6	Securities Purchase Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Amendment No.1 to Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on April 18, 2011)
10.7	Sponsor Warrant Purchase Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Amendment No.1 to Form S-1(File No. 333-173323, filed with the Securities and Exchange Commission on April 18, 2011)
10.8	Indemnity Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on April 18, 2011)
10.9	Securities Escrow Agreement among the Company, American Stock Transfer & Trust Company and the Initial Shareholders (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Amendment No.5 to Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on May 25, 2011)
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-173323, filed with the Securities and Exchange Commission on April 18, 2011)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C.1350
23

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereto duly authorized.

Dated:   February 5, 2013

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

/s/ Xuesong Song	Chairman of the Board and Chief Financial Officer	February 5, 2013
Xuesong Song

/s/ Jin Shi	Chief Executive Officer and Director	February 5, 2013
Jin Shi

/s/ Xuechu He	Vice Chairman of the Board	February 5, 2013
Xuechu He

/s/ Dongying Sun	Director	February 5, 2013
Dongying Sun

/s/ Michael W. Zhang	Director	February 5, 2013
Michael W. Zhang

/s/ Teng Zhou	Director	February 5, 2013
Teng Zhou

Item 8. Financial Statements And Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

China Growth Equity Investment, Ltd.

Beijing, PRC

We have audited the accompanying balance sheets of China Growth Equity Investment, Ltd. as of December 31, 2012 and 2011, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended and the period from January 18, 2010 (inception) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and the period from January 18, 2010 (inception) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the financial statements, the Company's articles of association provide that the Company will continue in existence only until February 26, 2013, in the event that it fails to consummate an initial business combination on or prior to February 26, 2013. Failure to consummate a business combination by this deadline will trigger the winding-up of the Company and it will be required to liquidate and distribute the proceeds held in the trust account and any remaining net assets to its public shareholders.

/s/ Crowe Horwath LLP

New York, New York

February 5, 2013

 CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash	$1,387	$134,028
Investments held in trust at amortized cost	50,271,988	50,255,577
Advances to Affiliate	-	382,830
Prepaid expenses	60,000	100,844

Total assets	$50,333,375	$50,873,279
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$335,788	$11,500
Deferred underwriter’s fee	2,250,000	2,250,000
Due to shareholders	181,343	206
Total Current Liabilities	2,767,131	2,261,706

Warrant liability	2,203,110	4,483,334
Total liabilities	4,970,241	6,745,040

Maximum ordinary shares, subject to possible redemption 4,016,232 and 3,893,357 shares stated at conversion value, respectively	40,363,133	39,128,238

Shareholders’ equity:
Ordinary shares, $.001 par value Authorized 60,000,000 shares; 6,250,000 and 1,955,000 shares issued and outstanding respectively	2,233	2,358
Additional paid-in capital	3,918,508	5,153,278
Retained earnings (Deficit) accumulated during the development stage	1,079,260	(155,635)
Total shareholders’ equity	5,000,001	5,000,001
Total liabilities and shareholders’ equity	$50,333,375	$50,873,279

See accompanying notes to financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the period from January 18, 2010 (Inception) to December 31, 2012

Formation and operating costs	$(1,060,390)	$(310,075)	$(1,381,713)
Gain on change in fair value of warrant liability	2,280,224	179,333	2,459,557
Interest income	16,411	5,577	21,988
Interest expense	-	(7,739)	(19,900)
Other (expense) income	(1,350)	678	(672)
Net income (loss)	$1,234,895	$(132,226)	$1,079,260

Weighted average shares outstanding	6,250,000	4,426,677
Basic and diluted net income (loss) per share	$0.20	$(0.03)

See accompanying notes to financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Statement of Shareholders’ Equity

For the Period January 18, 2010 (Inception) to December 31, 2012

				Retained Earnings
				(Deficit)
				Accumulated
				During the
	Ordinary Shares		Additional	Development	Shareholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Ordinary shares issued at inception	1,955,000	$1,955	$23,045	$-	$25,000
Interest on shareholder loan	-	-	19,900	-	19,900
Net loss	-	-	-	(23,409)	(23,409)
Balance at December 31, 2010	1,955,000	1,955	42,945	(23,409)	21,491

Forfeiture of Initial Shareholders’ shares	(517,500)	(518)	518	-	-
Proceeds from initial public offering net of offering costs and underwriter discounts of $4,073,359	5,000,000	5,000	44,233,974	-	44,238,974
Proceeds subject to maximum conversion of 3,904,037 shares	-	(3,902)	(39,231,668)	-	(39,235,570)
Decrease of 10,680 shares subject to possible
conversion at December 31, 2011	-	11	107,321	-	107,332
Forfeiture of 187,500 Initial Shareholders’ shares due to expiration of underwriters’ over-allotment option	(187,500)	(188)	188	-	-
Net loss	-	-	-	(132,226)	(132,226)
Balance at December 31, 2011	6,250,000	2,358	5,153,278	(155,635)	5,000,001

Increase of 122,875 shares subject to possible conversion at December 31, 2012	-	(125)	(1,234,770)	-	(1,234,895)
Net income	-	-	-	1,234,895	1,234,895
Balance at December 31, 2012	6,250,000	$2,233	$3,918,508	$1,079,260	$5,000,001

See accompanying notes to financial statements

CHINA GROWTH EQUITY INVESTMENT LTD.

(A Development Stage Company)

Statements of Cash Flows

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the period from January 18, 2010 (Inception) to December 31, 2012

Cash flows from operating activities
Net income (loss)	$1,234,895	$(132,226)	$1,079,260
Adjustment to reconcile net income (loss) to net cash used in operating activities
Interest expense on shareholder loan	-	7,739	19,900
Gain on change in fair value of warrant liability	(2,280,224)	(179,333)	(2,459,557)
Foreign exchange loss (gain)	1,090	(632)	459

Changes in operating assets and liabilities
Advance to affiliate	381,740	(382,198)	(459)
Prepaid expenses	40,844	(99,746)	(60,000)
Accrued expenses	324,288	6,141	335,788
Due to shareholders	-	-	206
Net cash used in operating activities	(297,367)	(780,255)	(1,084,403)

Cash flows from investing activities
Interest reinvested in the trust account	(16,411)	(5,577)	(21,988)
Funds placed in trust account from the initial public offering	-	(50,250,000)	(50,250,000)
Net cash used in investing activities	(16,411)	(50,255,577)	(50,271,988)

Cash flows from financing activities
Proceeds from sale of ordinary shares to founding Shareholders	-	-	25,000
Proceeds from initial public offering	-	50,000,000	50,000,000
Proceeds from private placement of insider warrants	-	2,975,000	2,975,000
Payment of underwriters fees and offering costs	-	(1,772,514)	(1,823,359)
Proceeds from shareholder loan	181,137	-	381,137
Repayment of shareholder loan	-	(200,000)	(200,000)
Net cash provided by financing activities	181,137	51,002,486	51,357,778
Net (decrease) increase in cash	(132,641)	(33,346)	1,387
Cash at beginning of period	134,028	167,374	-
Cash at end of period	$1,387	$134,028	$1,387

Supplemental disclosure of non-cash financing activities
Deferred underwriters' commission included in proceeds from IPO	$-	$2,250,000	$2,250,000
Accrued offering costs included in proceeds from initial public offering	$-	$-	$-

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

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective May 26, 2011. The Company consummated the Offering on June 2, 2011 and received net proceeds of $51,151,641, which included $2,250,000 in deferred underwriter’s fees, and $2,975,000 from the private placement sale of Insider Warrants (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business that has its principal business and/or material operations located in the People’s Republic of China (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, management has agreed that at least $10.05 per unit sold in the Offering will be held in a trust account (“Trust Account”) and invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses and other entities it engages execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. In order to protect the amounts held in the Trust Account, the Company’s officers and directors have agreed to indemnify the Company for claims of creditors, vendors, service providers and target businesses who have not executed a valid and binding waiver of their right to seek payment of amounts due to them out of the Trust Account. The only obligations not covered by such indemnity are with respect to claims of creditors, vendors, service providers and target businesses that have executed a valid and binding waiver of their right to seek payment of amounts due to them out of the Trust Account. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest income earned on the Trust Account may be released to the Company to fund working capital and to pay the Company’s tax obligations.

The Company will provide shareholders with the opportunity to redeem their public shares for cash equal to a pro rata share of the aggregate amount then on deposit in the Trust Account, less franchise and income taxes payable, upon the consummation of the initial business combination, subject to the limitations described herein. The initial shareholders have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the consummation of a business combination. The founder shares will be excluded from the pro rata calculation used to determine the per-share redemption price. Unlike many other blank check companies that hold shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon consummation of such initial business combinations even when a vote is not required by law, the Company intends to consummate the initial business combination and conduct the redemptions without a shareholder vote pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and file tender offer documents with the SEC. The tender offer documents will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. In the event the Company conducts redemptions pursuant to the tender offer rules, the Company’s offer to redeem shares shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act. If, however, a shareholder vote is required by law, or the company decides to hold a shareholder vote for business or other legal reasons, the company will, like other blank check companies, offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval, it will consummate a business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, the initial shareholders have agreed to vote their founder shares in accordance with the majority of the votes cast by the public shareholders and to vote any public shares purchased during or after the Offering in favor of the initial business combination.

The Company’s Memorandum and Articles of Association provides that the Company will continue in existence only until 21 months from the consummation of the Offering, which is February 26, 2013.

On October 24, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with China Dredging Group Co. Ltd., (“CDGC”), China Growth Dredging Sub Ltd. (“Merger Sub”) and Zhuo Xinrong (“Founder”). Subject to the terms and conditions of the Merger Agreement, the Merger Sub will merge (the “Merger”) with and into the CDGC, resulting in Merger Sub ceasing to exist and CDGC continuing as the surviving company in the Merger and as a wholly-owned subsidiary of the Company (the “Surviving Company”). CDGC, a British Virgin Islands holding company, is an independent (not state-owned) provider of dredging services in the PRC through its PRC subsidiary Fujian Xing Gang Port Service Co., Ltd., or Fujian Service.

Immediately following the execution of the Merger Agreement, the Company entered into a share purchase agreement (the “Share Purchase Agreement” and together with the Merger Agreement, the “Agreements”) with Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd. (“Pingtan Fishing”), Founder, Merchant Supreme Co., Ltd (“Merchant Supreme”), Prime Cheer Corporation Limited (“Prime Cheer”), Heroic Treasure Limited (“Heroic Treasure”) and Fuzhou Honglong Ocean Fishery Co., Ltd. (“Hong Long”). Subject to the terms and conditions of the Share Purchase Agreement, including pre-closing reorganization, the Company will acquire 100% of the equity interest in Merchant Supreme (which will control Pingtan Fishing) and thereby the economic interest in Pingtan Fishing (the “Share Purchase” and together with the Merger, the “Business Combination”). Pingtan Fishing is a fishing company and provider of seafood incorporated in the PRC.

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

Investments Held in Trust

Investment securities consist of United States Treasury securities. The Company classifies its securities as held-to-maturity in accordance with Accounting Standards Codification (“ASC”) 320 “ Investments - Debt and Equity Securities .”  Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity.  Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

Redeemable Common Stock

The Company accounts for redeemable common stock in accordance with ASC 480-10-S99-3A “ Classification and Measurement of Redeemable Securities” which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity.

Although the Company does not specify a maximum redemption threshold, its Amended and Restated Articles of Incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its shareholders’ equity to be less than $5,000,001. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital. Accordingly, 4,016,232 shares of common stock sold in the offering are classified outside of permanent equity at redemption value.

Basic and Diluted Net Income and Loss per Share

Basic net income and loss per share is computed by dividing net income or loss by the weighted-average number of ordinary shares outstanding during the period. Diluted net income and loss per share is computed similarly to basic net income and loss per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary shares had been issued and if the additional ordinary shares were dilutive. For all periods presented 8,966,667 warrants to purchase ordinary shares have been excluded from the computation of potentially dilutive securities as they are antidilutive.

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

The total underwriting fee will be 7.0%; 2.5% was paid upon completion of the Offering and 4.5% comprised of (1) 2.25% of the gross proceeds of the Offering reduced by the aggregate redemption price of the public shares redeemed in connection with the consummation of the Company’s initial Business Combination, up to $1,125,000 will be automatically released to the underwriters upon completion of the Company’s initial Business Combination, and (2) up to 2.25% of the gross proceeds of the Offering, up to a maximum of $1,125,000 payable to the underwriters at the Company’s sole discretion.

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

As of December 31, 2012, investment securities in the Company’s Trust Account consist of $50,271,988 in cash. As of December 31, 2011, investment securities in the Company’s Trust Account consisted of $50,253,297 in U.S. government treasury bills (the “T-Bills”) with a maturity of March 1, 2012 and $2,280 of cash. The carrying amount, excluding accrued interest income, gross unrealized holding gains and losses and fair value of held-to-maturity securities at December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$2,280	$—	$—	$2,280
Held-to-Maturity:
United States Treasury Securities	50,253,297	195	—	50,253,492
Total Investments Held in Trust	$50,255,577	$195	$—	$50,255,772

The Company has earned $21,988 in interest income since the closing of the Offering.

Note 5 — Related Party Transactions

The Company entered into an unsecured promissory note with an officer of the Company in an aggregate principal amount of $200,000. The note did not bear interest and was payable upon the completion of the Offering.  $19,900 of interest was imputed on the note at 7% and charged to additional paid-in capital.  The discount was amortized to interest expense on a monthly basis. Interest expense for the year ended December 31, 2012 and 2011 and the periods from January 18, 2010 (inception) to December 31, 2011 was $0, $7,739 and $19,900, respectively. The loan was repaid in full in June 2011 with proceeds from the Offering.

In June 2011, the Company has agreed to pay Chum Capital Group Limited (“Chum”) a total of $10,000 per month for office space, utilities, secretarial and general and administrative services for a period commencing June 2, 2011 and ending on the earlier of the consummation by the Company of an initial Business Combination or the Company’s liquidation. Chum Capital Group Limited is an affiliate of Xuesong Song, Jin Shi and Michael W. Zhang, the Company’s executives. Total expenses related to office space, utilities, secretarial and general and administrative services for the year ended December 31, 2012 and 2011 and the period from January 18, 2010 (inception) to December 31, 2012 were $120,000, $70,000 and $190,000, respectively.

On October 15, 2011, the Company’s Board of Directors authorized it to advance $390,000 to Chum in order to reduce potential losses incurred by Chinese currency appreciation against the U.S. dollar. The advance was used to fund the operating expenses of the Company. During the year ended December 31, 2011 the Company advanced Chum a total of $382,198 and recognized a foreign exchange gain of $632 on the advance. As of December 31, 2011 the Company had a receivable of $382,830 from Chum. These amounts were repaid during 2012 and there was no amount due as of December 31, 2012.

On September 29, 2012, the Company entered into a new unsecured promissory note with an officer of the Company in an aggregate principal amount of $75,137. The note doesn’t bear interest and will be payable upon the closing of the business combination. To support further operating expenses of the Company, the Company entered into several unsecured promissory notes with an officer of the Company in an aggregate principal amount of $106,000 as listed below. These notes don’t bear interest and will be payable upon the closing of the business combination.

	Date	Amount
Unsecured promissory note	September 29, 2012	$75,137
Unsecured promissory note	October 30, 2012	$40,000
Unsecured promissory note	November 29, 2012	$25,000
Unsecured promissory note	December 10, 2012	$25,000
Unsecured promissory note	December 28, 2012	$16,000

 Note 6 — Warrant Liability

In accordance with the June 2011 Offering and sale of Insider Warrants, the Company issued five-year warrants to purchase an aggregate of 8,966,667 ordinary shares at an initial exercise price of $12.00 per share. The terms of the warrants contain a restructuring price adjustment provision, such that, in the event the Company completes a business combination subsequent to the initial Business Combination that results in the Company’s shares no longer being listed on a national exchange or the OTC Bulletin Board, the exercise price of the warrants will decrease by a formula that causes the warrants to not be indexed to the Company’s own shares. Management used the quoted market price for the valuation of the warrants to determine the warrant liability to be $2,203,110 and $4,483,334 as of December 31, 2012 and 2011, respectively. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations.

Note 7 — Fair Value of Financial Instruments

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of December 31, 2012.

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

The following table presents the Company’s fair value hierarchy for these liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Fair Value December 31, 2012		Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Liabilities
Warrant Liability	$2,203,110	$		$2,203,110	$

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

Investments Held in Trust

As of December 31, 2012 and 2011, $50,271,988 and $2,280, respectively, of the Company’s investment held in trust was held in cash with the remaining amount invested exclusively in obligations of the U.S. government issued or guaranteed by the U.S. Treasury. The Company accounts for these investments as held-to-maturity securities, which are recorded on the balance sheet at amortized cost and classified as either short term or long term based on the contractual maturity. The fair values of the Company’s investments in U.S. Treasury bills are determined through observable quoted active markets (Level 1). The securities matured in December 2012.

Note 8 — Shareholder’s Equity

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2012 no shares of preferred stock were issued or outstanding.

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

As of December 31, 2012, 6,250,000 ordinary shares were issued and outstanding. An additional 367,647 founder shares are subject to forfeiture by the Company’s initial shareholders to the extent that certain share price targets are not achieved for any 20 trading days within at least one 30-trading day period within 36 months following the closing of the Company's initial business combination.

As of December 31, 2012, there were 8,966,667 shares of common stock reserved for issuance upon exercise of the Company’s outstanding warrants.

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

 Note 10 – Proposed Business Combination

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

