Form 10-Q
period 2013-03-31
Pingtan Marine Enterprise Ltd.
filed 2013-05-14
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-35192

PINGTAN MARINE ENTERPRISE LTD.

 (Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

18/F, Zhongshan Building A,

No. 154 Hudong Road

Fuzhou, P.R.C. 350001

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 86-591-8727-1266

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2013, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 79,055,053.

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

References in this report to “we,” “us” or “our company” refer to Pingtan Marine Enterprise Ltd. References in this report to our “public shares” are to our ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and references to “public stockholders” refer to the holders of our public shares, including our initial stockholders (as defined below) to the extent our initial stockholders purchased public shares, provided that each initial stockholder’s status as a “public stockholder” shall only exist with respect to such public shares.

CHINA GROWTH EQUITY INVESTMENT LTD.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINGTAN MARINE ENTERPRISE LTD.

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)	(A)
Assets
Current assets
Cash	$206,108,221	$175,488,715

Notes receivable (banker's acceptances) transferred from related parties	-	3,645,817
Accounts receivable - third parties	6,594,416	34,924,685
Cost and estimated earnings in excess of billings on contracts in progress	9,531,476	8,133,021
Other receivables	8,868,730	34,074
Advance to related parties	60,318,092	49,802,821
Prepaid expenses	1,444,979	410,966
Inventories	4,647,929	5,223,984
Total current assets	297,513,843	277,664,083

Other assets
Prepaid other deposits	4,830	4,430
Prepaid dredger deposits	23,346,429	23,274,105
Security deposits	21,204,998	25,087,880
Long-term investment	3,381,207	3,328,789
Deposit on setting up of Joint Venture	-	6,090,302
Deposit for BT project	67,060,604	66,852,860
Dredger, fishing vessel, motor vehicle, machinery and equipment, net	93,225,303	81,707,388
Total other assets	208,223,371	206,345,754

Total assets	$505,737,214	$484,009,837

Liabilities and equity
Current liabilities
Short-term loans	$12,020,599	$25,169,260
Long-term loans - current portion	7,499,034	8,094,308
Accounts payable - third parties	7,462,804	3,761,149
Accounts payable - related parties	4,956,093	5,765,632
Advance from related parties	19,147,153	714,177
Derivative liability	-	1,764,249
Receipt in advance - third parties	793,244	-
Receipt in advance - related parties	4,908,426	12,681,102
Income tax payable	1,584,914	5,333,519
Accrued liabilities and other payables	4,645,682	3,738,134
Deferred income	9,410,382	-
Total current liabilities	72,428,331	67,021,530
Other liabilities
Long-term loans, net of current portion	17,674,857	16,689,321
Total other liabilities	17,674,857	16,689,321
Total liabilities	90,103,188	83,710,851
Shareholders' equity
Ordinary shares, 225,000,000 shares authorized with $0.001 authorized with $0.001 per share; 79,055,053 shares issued and outstanding as of March 31, 2013 and December 31, 2012	79,055	79,055
Statutory reserves	19,481,703	19,386,642
Additional paid-in capital	141,381,098	141,381,098
Retained earnings	230,911,700	217,224,220
Accumulated other comprehensive income	23,780,470	22,227,971
Total shareholders’ equity	415,634,026	400,298,986
Total liabilities and shareholders' equity	$505,737,214	$484,009,837

(A)	Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Limited) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2012 rather than on February 25, 2013.

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD.

Consolidated Statements of Income

(unaudited)

	For the Three Months Ended March 31,
	2013	2012 (A)

Revenue	$46,408,547	$75,055,734

Cost of revenue	(30,314,630)	(37,731,229)

Gross profit	16,093,917	37,324,505

Selling and marketing expenses	(194,688)	(209,674)
		.
General and administrative expenses	(1,407,815)	(2,472,715)

Operating income	14,491,414	34,642,116

Other income/(expense)
Subsidy income	35,387	-
Interest income	170,132	150,269
Interest expenses	(685,377)	(464,614)
Sundry income	2,003	-
Gain on foreign exchange, net	207,984	51,538
Gain/(loss) on derivative	1,764,249	(192,957)
Total other income/(expense)	1,494,378	(455,764)

Income before income taxes	15,985,792	34,186,352

Income tax expense	(2,203,251)	(7,329,896)

Net income	$13,782,541	$26,856,456

Earnings per ordinary share
- Basic and diluted	$0.17	$0.34

Weighted average number of ordinary shares outstanding
- Basic and diluted	79,055,053	79,055,053

(A)	Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Limited) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2012 rather than on February 25, 2013.

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD.

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended March 31,
	2013	2012 (A)
Net income	$13,782,541	$26,856,456

Other comprehensive income
Foreign currency translation gain	1,552,499	92,635
Total comprehensive income	$15,335,040	$26,949,091

(A)	Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Limited) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2012 rather than on February 25, 2013.

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD.

Consolidated Statement of Shareholders’ Equity

(unaudited)

	Ordinary Shares,					Accumulated
	with no Par Value			Additional		other	Total
	Number of		Statutory	paid-in	Retained	comprehensive	shareholders'
	Shares	Amount	reserves	capital	earnings	income	equity

Balance as of January 1, 2013 (A)	79,055,053	$79,055	$19,386,642	$141,381,098	$217,224,220	$22,227,971	$400,298,986
Net income	-	-	-	-	13,782,541	-	13,782,541
Appropriation to statutory reserves	-	-	95,061	-	(95,061)	-	-
Foreign currency translation gain	-	-	-	-	-	1,552,499	1,552,499
Balance as of March 31, 2013	79,055,053	$79,055	$19,481,703	$141,381,098	$230,911,700	$23,780,470	$415,634,026

(A)	Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Limited) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2012 rather than on February 25, 2013.

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD.

Consolidated Statement of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2013	2012 (A)
Cash flows from operating activities
Net income	$13,782,541	$26,856,456
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation of dredger, fishing vessel, motor vehicle, machinery and equipment	2,648,376	2,701,825
(Gain)/loss on derivative	(1,764,249)	192,957

Changes in operating assets and liabilities
Accounts receivable - third parties	28,555,829	2,247,242
Accounts receivable - related parties	-	(2,168,154)
Cost and estimated earnings in excess of billings on contracts in progress	(1,371,834)	6,956,820
Other receivables	(8,825,504)	(24,668)
Prepaid expenses	(1,026,911)	3,703,227
Inventories	594,162	(1,593,977)
Accounts payable - third parties	3,685,453	750,194
Accounts payable - related parties*	5,280,689	4,822
Receipt in advance - third parties	792,465	(1,162,810)
Receipt in advance - related parties	(7,964,540)	-
Income tax payable	(3,761,484)	(958,004)
Accrued liabilities and other payables	883,230	(1,260,362)
Net cash provided by operating activities	31,508,223	36,245,568

Cash flows from investing activities
Deposit paid for other fixed assets	(386)	-
Changes in security deposits	3,956,956	-
Proceeds from deferred income**	9,401,148	-
Purchase of dredger, fishing vessels, motor vehicle machinery and equipment	(13,342,866)	(1,587,377)
Advance to related parties	(9,962,327)	(9,096,655)
Net cash used in investing activities	(9,947,475)	(10,684,032)

Cash flows from financing activities
Proceeds from short-term loans	9,727,422	9,117,597
Repayment of short-term loans	(23,259,126)	(7,607,248)
Advance from related parties	22,355,241	12,330,083
Net cash provided by financing activities	8,823,537	13,840,432
Net increase in cash	30,384,285	39,401,968

Effect of exchange rate	235,221	(32,402)

Cash at the beginning of period	175,488,715	114,204,340

Cash at the end of period	$206,108,221	$153,573,906

	For the Three Months Ended March 31,
	2013	2012 (A)
Supplemental disclosure of cash flow information:
Cash paid:
Income tax paid	$5,964,685	$8,287,901

Interest paid	$685,377	$464,614

Supplemental disclosures of non-cash transactions:
Deferred income	$7,550,451	$-

*Note 1: Deposit on setting up Joint Venture netted off with accounts payable – related parties.
**Note 2: Deferred income relates to government grants to construct new fishing vessels.

(A)	Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Limited) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2012 rather than on February 25, 2013.

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

China Equity Growth Investment Ltd. (“CGEI”) incorporated in the Cayman Islands as an exempted limited liability company, was incorporated as a blank check company on January 18, 2010 with the purpose of directly or indirectly acquiring, through a merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal business and/or material operations located in the PRC. In connection with its initial business combination, CGEI changed its name to Pingtan Marine Enterprise Ltd. (“the Company” or “PME”) in February 2013.

China Dredging Group Co., Ltd (“CDGC” or “China Dredging”) and Merchant Supreme Co., Ltd (“Merchant Supreme”) are limited liability companies incorporated on April 14, 2010 and June 25, 2012, respectively, in British Virgin Island (“BVI”).

China Dredging, through its PRC Variable Interest Entity (“VIE”), Fujian Service Port Service Co., Ltd (“Fujian Service”), provides specialized dredging services exclusively to the PRC marine infrastructure market and is, based on the number and capacity of the dredging vessels it operates, one of the leading independent (not state-owned) providers of such services in the PRC. Since its inception, China Dredging has functioned exclusively as a specialist subcontractor, performing dredging services for other companies licensed to function as general contractors. China Dredging engages in capital dredging, maintenance dredging and reclamation dredging projects and primarily sources its projects by subcontracting projects from general contractors.

Merchant Supreme, through its PRC VIE, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd. (“Pingtan Fishing”) engages in ocean fishery with its self-owned vessels within Indian EEZ and Arafura Sea of Indonesia, Pingtan Fishing is ranked as one of the leading private (not state-owned) supplier and trader of oceanic aquatic products in PRC.

CGEI and CDGC entered into the Merger Agreement dated October 24, 2012, providing for the combination of CGEI and CDGC. Pursuant to the Merger Agreement, CDGC would continue as the surviving company and a wholly-owned subsidiary of CGEI. CGEI also acquired all of the outstanding capital shares and other equity interests of Merchant Supreme as per Share Purchase Agreement dated October 24, 2012. Following the completion of the business combination held on February 25, 2013, CDGC and Merchant Supreme became the wholly-owned subsidiaries of the Company. The ordinary shares, par value $0.001 per share were listed on The NASDAQ Capital Market under the symbol “PME”.

Details of the Company’s subsidiaries and VIEs which are included in these consolidated financial statements as of March 31, 2013 are as follows:

Subsidiaries' names	Place and date of incorporation	Percentage of ownership	Principal activities

China Dredging Group Co., Ltd (“CDGC” or “China Dredging”)	BVI April 14, 2010	100% held by PME	Intermediate holding company

China Dredging (HK) Company Limited (“China Dredging HK”)	Hong Kong, PRC April 26, 2010	100% through CDGC	Intermediate holding company

Master Gold Corporation Limited (“Master Gold”)	Hong Kong, PRC June 1, 2012	100% through CDGC	Intermediate holding company

Fujian WangGang Dredging Construction Co., Ltd. (“Fujian WangGang”)	PRC June 12, 2010	100% through China Dredging H/C VIE Agreement signed with Wonder Dredging	Intermediate holding company

PingTan XingYi Port Service Co., Ltd (“PingTan XingYi”)	PRC August 6, 2012	100% through Wonder Dredging	BT project involves dredging, reclamation and cofferdam construction

PingTan ZhuoYing Dredging Engineering Construction Co., Ltd (“PingTan ZhuoYing”)	PRC September 26, 2012	100% through Master Gold	Intermediate holding company

Merchant Supreme Co., Ltd. (“Merchant Supreme”)	BVI June 25, 2012	100% held by PME	Intermediate holding company

Prime Cheer Corporation Ltd. (“Prime Cheer”)	Hong Kong, PRC, May 3, 2012	100% through Merchant Supreme	Intermediate holding company

Pingtan Guansheng Ocean Fishing Co., Ltd. (“Pingtan Guansheng”)	PRC October 12, 2012	100% through Prime Cheer	Intermediate holding company

Variable Interest Entities	Place and date of incorporation	Percentage of ownership	Remark

Wonder Dredging Engineering LLC (“Wonder Dredging”)	PRC May 10, 2010	91% owned by Qing Lin, 9% owned by Panxing Zhuo	Signed VIE agreement with Fujian WangGang

Fujian Xing Gang Port Service Co., Ltd. (“Fujian Service”)	PRC January 8, 2008	50% through Fujian WangGang, 50% through Wonder Dredging	Signed VIE agreement with WangGang. Provides specialized dredging services in the PRC

Fujian Provincial Pingtan County Fishing Group Co., Ltd. (“Pingtan Fishing”)	PRC February 27, 1998	70% owned by Honghong Zhuo, 30% owned by Zhiyan Lin	Signed VIE agreement with Pingtan Guansheng. Engaged in ocean fishing and sale of frozen marine catches

Pingtan Dingxin Fishing Information Consulting Co., Ltd. (“Pingtan Dingxin”)	PRC October 21, 2012	100% through Pingtan Fishing	No business activity

Pingtan Duoying Fishing Information Consulting Co., Ltd. (“Pingtan Duoying”)	PRC October 21, 2012	100% through Pingtan Fishing	No business activity

Pingtan Ruiying Fishing Information Consulting Co., Ltd. (“Pingtan Ruiying”)	PRC October 21, 2012	100% through Pingtan Fishing	No business activity

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

These interim consolidated financial statements of the Company and its subsidiaries and variable interest entities (each, a “VIE”, and together with the Company and its subsidiaries, the “Group”) are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included. The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and VIEs in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements of the Company have been prepared as if the existing corporate structure had been in existence throughout the periods presented and as if the reorganization had occurred as of the beginning of the earliest period presented.

.

(b)	Consolidation of VIE

The Company has no direct or indirect legal or equity ownership interest in Pingtan Fishing and it only owes 50% equity interest in Fujian Service. However, through the VIE Agreements between Fujian WangGang and the shareholders of Wonder Dredging, the shareholders of Wonder Dredging have assigned all their rights as shareholders, including voting rights and disposition rights of their equity interests in Wonder Dredging and Fujian Service to Fujian WangGang, our direct, wholly-owned subsidiary. Based on the VIE Agreements, Fujian WangGang provides management services to Fujian Service and is entitled to (1) receive all of the economic benefits from Fujian Service, (2) exercise effective control over Fujian Service and Wonder Dredging, and (3) has an exclusive option to purchase all or part of the equity interests in Fujian Service. Accordingly, by virtue of the VIE Agreements, Fujian WangGang is the primary beneficiary of Fujian Service as defined by ASC 810 "Consolidation of Variable Interest Entities". Therefore we consolidate Fujian Service and Wonder Dredging as VIEs.

Another set of VIE agreements have been entered between Pingtan Guansheng and the shareholders of Pingtan Fishing. The shareholders of Pingtan Fishing also have assigned all their rights as shareholders, including voting rights and disposition rights of their equity interest Pingtan Fishing to Pingtan Guanshen, our direct, wholly-owned subsidiary. Accordingly, by virtue of the VIE Agreements, Pingtan Guansheng is the primary beneficiary of Pingtan Fishing as defined by ASC 810 "Consolidation of Variable Interest Entities". Therefore we consolidate Pingtan Fishing as VIE.

In accordance with Accounting Standards Codification ("ASC") 810-10-15-14, Fujian Service, Wonder Dredging and Pingtan Fishing are deemed VIEs for two reasons. First, the equity stockholders of these companies do not significantly enjoy the benefits of income or suffer the consequences of losses. Second, the equity stockholders of these companies do not possess the direct or indirect ability through voting or similar rights to make decisions regarding their activities that have a significant effect on the success of the companies. Therefore, in accordance with ASC 810-10-25-38A, the Company is deemed to be the primary beneficiary of these companies and the financial statements of these companies are consolidated in the Company's consolidated financial statements.

The following tables show the assets and liabilities of the Company's VIEs after eliminating the intercompany balances as of March 31, 2013 and December 31, 2012. The VIEs include Wonder Dredging, Fujian Service and Pingtan Fishing Group which comprises of Pingtan Fishing itself and the three subsidiaries; namely Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying. The creditors of Wonder Dredging, Fujian Service and Pingtan Fishing Group do not have recourse against the general creditors of their primary beneficiaries or other Group members.

	March 31, 2013 (Unaudited)
	Wonder Dredging	Fujian Service	Pingtan Fishing Group
ASSETS
Cash	$7,225	$195,721,706	$5,703,158
Accounts receivable - third parties	-	4,245,219	2,349,197
Cost and estimated earnings in excess of billings on contracts in progress	-	9,531,476	-
Other receivables	-	2,905	7,592,191
Advance to related parties	-	-	59,763,172
Prepaid expenses	-	1,420,979	-
Inventories	-	3,922,812	725,117
Prepaid dredger deposits	-	2,415,148	-
Security deposits	-	21,204,998	-
Long-term investment	-	-	3,381,207
Dredger, fishing vessel, motor vehicle, machinery and equipment, net	-	42,833,915	49,846,411
	$7,225	$281,299,158	$129,360,453
LIABILITIES
Short-term loans	$-	$-	$12,020,599
Long-term loans	-	-	25,173,891
Accounts receivable - third parties	-	3,701,885	2,324,374
Accounts receivable - related parties	-	-	4,956,093
Advance from related parties	4,830,296	-	13,652,546
Receipt in advance - third parties	-	-	417,476
- related parties	-	-	4,908,426
Income tax payable	-	1,464,555	-
Accrued liabilities and other payables	-	2,535,753	1,631,735
Deferred income	-	-	9,410,382
	$4,830,296	$7,702,193	$74,495,522

	December 31, 2012
	Wonder Dredging	Fujian Service	Pingtan Fishing Group
ASSETS
Cash	$7,232	$164,323,611	$6,710,472
Notes receivable (banker's acceptances) transfer from related parties	-	-	3,645,817
Accounts receivable - third parties	-	23,446,249	11,478,436
Cost and estimated earnings in excess of billings on contracts in progress	-	8,133,021	-
Other receivables	-	2,868	29,885
Advance to related parties	-	-	49,802,897
Prepaid expenses	-	-	386,966
Inventories	-	5,029,653	194,331
Prepaid dredger deposits	-	2,407,666	-
Security deposits	-	25,087,880	-
Long-term investment	-	-	3,328,789
Deposit on setting up Joint Venture	-	-	6,092,302
Dredger, fishing vessel, motor vehicle, machinery and equipment, net	-	44,479,511	37,141,906
	$7,232	$272,910,459	$118,811,801
LIABILITIES
Short-term loans	$-	$-	$25,169,260
Long-term loans	-	-	24,783,629
Accounts receivable - third parties	-	3,690,417	70,732
- related parties	-	-	5,765,632
Receipt in advance - related parties	-	-	12,681,102
Income tax payable	-	5,333,519	-
Accrued liabilities and other payables	-	2,257,638	1,033,640
	$-	$11,281,574	$69,503,995

The following tables show the revenue and cost of revenues, and net income/(loss) of the Company's VIEs after eliminating the intercompany balances for the three months ended March 31, 2013 and 2012. The VIEs include Wonder Dredging, Fujian Service and Pingtan Fishing Group which comprises of Pingtan Fishing itself and the three subsidiaries; namely Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying.

	For the Three Months Ended March 31, 2013 (Unaudited)
	Wonder Dredging	Fujian Service	Pingtan Fishing Group

Revenue	$-	$20,727,042	$19,669,476

Cost of revenue	$-	$(14,292,134)	$(14,292,134)

Net (loss)/income attributable to the Company	$(29)	$6,622,723	$4,506,292

	For the Three Months Ended March 31, 2012 (Unaudited)
	Wonder Dredging	Fujian Service	Pingtan Fishing Group

Revenue	$-	$59,499,531	$15,556,203

Cost of revenue	$-	$(28,022,118)	$(9,709,111)

Net income attributable to the Company	$1,209	$21,949,737	$5,187,638

The following table shows the condensed cash flow activities of Wonder Dredging, Fujian Service and Pingtan Fishing Group for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31, 2013 (Unaudited)
	Wonder Dredging	Fujian Service	Pingtan Fishing Group

Net cash (used in)/provided by operating activities	$(29)	$22,508,474	$7,443,376
Net cash (used in)/provided by investing activities	(7,238,334)	8,762,736	(12,633,113)
Net cash provided byfinancing activities	7,238,334	-	4,077,847
Net (decrease)/increase in cash	(29)	31,271,210	(1,111,890)
Effect of exchange rate	22	126,885	104,576
Cash at the beginning of the period	7,232	164,323,611	6,710,472
Cash at the end of the period	$7,225	$195,721,706	$5,703,158

	For the Three Months Ended March 31, 2012 (Unaudited)
	Wonder Dredging	Fujian Service	Pingtan Fishing Group

Net provided by operating activities	$1,209	$34,016,901	$2,456,499
Net cash used in investing activities	-	-	(10,684,032)
Net cash (used in)/ provided by financing activities	-	(39,684)	13,840,432
Net increase in cash	1,209	33,977,217	5,612,899
Effect of exchange rate	(547)	(51,051)	19,345
Cash at the beginning of the period	957,786	110,535,418	1,794,796
Cash at the end of the period	$958,448	$144,461,584	$7,427,040

(c)	Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the years. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount and the estimated useful lives of long-lived assets; valuation allowances for receivables, and realizable values for inventories. Accordingly, actual results could differ from those estimates.

(d)	Foreign currency translation

The Company uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in their respective functional currency, Chinese Renminbi (“RMB”) and Hong Kong dollars (“HKD”), being the lawful currency in the PRC and Hong Kong, respectively. Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the period. The related transaction adjustments are reflected in “Accumulated other comprehensive income’’ in the equity section of the Company's consolidated balance sheet. A summary of exchange rate is as follows:

China Dredging
	March 31, 2013	December 31, 2012
Balance sheet items, except for equity accounts	RMB6.2108=$1	RMB6.2301=$1
	HKD7.7629=$1	HKD7.7507=$1

For the Three Months Ended March 31,
	2013	2012
Items in statements of income and cash flows	RMB6.2169=$1	RMB6.2997=$1
	HKD7.7578=$1	HKD7.7587=$1

Merchant Supreme
	March 31, 2013	December 31, 2012
Balance sheet items, except for equity accounts	RMB6.2108=$1	RMB6.3086=$1
	HKD7.7629=$1	HKD7.7507=$1

For the Three Months Ended March 31,
	2013	2012
Items in statements of income and cash flows	RMB6.2169=$1	RMB 6.2997=$1
	HKD7.7578=$1	HKD7.7587=$1

(d)	Cash

Cash consists of cash on hand and at banks.

(e)	Accounts receivable

China Dredging

Accounts receivable represent billed under the terms of contracts with customers. There is no amount related to retainage. CDGC anticipates collection of all the outstanding balances within 30 to 90 days after completion reports of the contracts are issued. The allowance for doubtful accounts is CDGC’s best estimate of the amount of probable credit losses in the CDGC’s existing receivable. CDGC provides an allowance for estimated uncollectible receivables when events or conditions indicate that amounts outstanding are not recoverable. Outstanding account balances are reviewed individually for collectability. Based on the CDGC’s assessment of collectability, there has been no allowance for doubtful accounts recognized for the three months ended March 31, 2013 and 2012.

Merchant Supreme

Accounts receivable are recognized at original sales amounts and carried at net realizable value. Merchant Supreme only grants credit periods to established customers with long and good paying history. Credit periods to independent customers are within 180 days after customers pick up purchased goods.

Merchant Supreme maintains allowances for doubtful accounts for estimated losses resulting from the inability of Merchant Supremes’ debtors to make required payments. Merchant Supreme reviews customer credit worthiness, past transaction history, and changes in payment terms when determining the adequacy of these allowances. Accounts are written off against the allowance when it becomes evident collection will not occur.

No allowance for doubtful accounts has been provided for accounts receivable from third party customers for the three months ended March 31, 2013 and 2012, respectively. Merchant Supreme collected a majority of receivable balances from third party customers as of March 31, 2013 and December 31, 2012 within 60 days subsequent to respective balance sheet dates, and historically has not experienced uncollectible accounts from customers granted with credit sales.

(f)	Revenue recognition

China Dredging

CDGC recognizes contract revenues under the percentage-of-completion method to determine the appropriate amount to be recognized in a given period. Depending on the nature of contracts, the stage of completion is measured by reference to (a) the proportion of contract costs incurred for work performed to date to estimated total contract costs; (b) the amount of work certified by a site engineer; or (c) the completion of a physical proportion of the contract work. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Provisions for estimated losses on contracts in progress are made in the period in which they are identified. In the event that contract revenue cannot be estimated reliably, contract revenue is recognized only to the extent of contract costs incurred that are likely to be recoverable.

Merchant Supreme

Merchant Supreme recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed or determinable, and collection of the resulting receivable is reasonably assured.

With respects to the sale of frozen fish and other marine catches to third party customers, most of which are sole proprietor regional wholesalers in China, Merchant Supreme recognizes revenue when customers pick up purchased goods at Merchant Supremes’ cold storage warehouse, after payment is received by Merchant Supreme or credit sale is approved by Merchant Supreme for recurring customers with excellent paying history. Merchant Supreme does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers. Merchant Supreme does not accept returns from customers. Deposits or advance payments from customers prior to delivery of goods are recorded as receipt in advance.

(g)	Cost and estimated earnings in excess of billings on contracts in progress

China Dredging

Cost and estimated earnings in excess of billings represent amounts of revenue earned under contracts in progress but not billed at the balance sheet date. These amounts become billable according to the contract terms, which usually consider passage of time, and/or completion of the project.

(h)	Government grant

Merchant Supreme

Government grants are recognized at their fair value where there is reasonable assurance that the grant will be received and all attaching conditions will be complied with. When the grant relates to an expense item, it is recognized as income over the periods necessary to match the grant on a systematic basis to the costs that it is intended to compensate. Where the grant relates to an asset, the fair value is credited to the cost of the asset and is released to the income statement over the expected useful life in a consistent manner with the depreciation method for the relevant asset.

(i)	Deferred income

Merchant Supreme

Deferred income represents income collected but not earned as of the report date. This is primarily composed of one off payment of the government grant to construct new fishing vessels. The fishing vessels were under construction. Upon the completion of the construction of fishing vessels, the grant would be deducted from the cost of the fishing vessels.

(j)	Fishing licenses

Merchant Supreme

Each of the Merchant Supremes’ fishing vessels requires an approval from Ministry of Agriculture of the Peoples' Republic of China to carry out ocean fishing project in foreign territories. These approvals are valid for a period from three to twelve months, and are awarded to Merchant Supreme at no cost. Merchant Supreme applies for the renewal of the approval prior to expiration to avoid interruptions of fishing vessels’ operations.

Each of the Merchant Supremes’ fishing vessels operated in Indonesia water requires a fishing license granted by the authority in Indonesia. Indonesia fishing licenses remain effective for a period of twelve months and Merchant Supreme applies for renewal prior to expiration. Merchant Supreme records cost of Indonesia fishing licenses in prepaid expenses and amortizes over the effective period of the licenses.

(k)	Inventories

China Dredging

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the weighted average method. Inventories comprise of consumable parts.

Merchant Supreme

Inventories are stated at the lower of cost or market. Cost comprises of fuel, depreciation, direct labor, shipping, consumables, and government levied charges and taxes. Consumables include fishing nets and metal containers used by fishing vessels and are amortized during expected useful lives of three months. Merchant Supreme’s fishing fleets in India and Indonesia waters operate around the year, although the May to July period demonstrates lower catch quantities compared to the August to December peak season. Cost incurred during a fishing vessel’s relocation period between different operating territories is deferred and amortized in ensuing six-month period. Cost of frozen fish and other marine catches at period-ends is calculated using the weighted average method.

(l)	Dredger, fishing vessel, motor vehicle, machinery and equipment

Dredger, fishing vessel, motor vehicle, machinery and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and betterments are capitalized. Depreciation of dredgers, fishing vessels, motor vehicles, machinery and equipment is computed by the straight-line method over the assets estimated useful lives ranging from five to twenty years.

Upon sale or retirement of dredgers, fishing vessels, motor vehicles, machinery and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

The estimated useful lives of the assets are as follows:

Estimated lives
Dredger	7.5-10
Fishing vessel	10-20
Major improvement on fishing vessel	4-20
Motor vehicle	3-4
Machinery	5
Office equipment	3-5

Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

(m)	Capitalized Interest

Merchant Supreme

Interest associated with the construction of a fishing vessel is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Companies outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. For the three months ended March 31, 2013 and 2012, Merchant Supreme capitalized no interest in the fishing vessels under construction, respectively.

(n)	Impairment of long-lived assets

In accordance with FASB ASC Topic 360, Property, Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less costs to sell.

Based on the Company's assessment, no triggering events for the testing of long-lived assets for impairment were identified as of March 31, 2013 and December 31, 2012.

(o) Income taxes

China Dredging

CDGC recognizes interest and penalties related to income tax matters as income tax expense. For the three months ended March 31, 2013 and 2012, there was no penalty or interest recognized as income tax expenses.

Merchant Supreme

Merchant Supreme is a qualified ocean fishing enterprise, certified by the Ministry of Agriculture of the PRC. The qualification is renewed on April 1 each year. According to Cai Shui Zi (1997) No. 114 “Notice of Ministry of Finance and the State Administration of Taxation on Relevant Issues concerning Enterprise Income Tax on Domestic Enterprises Engaged in Fishery Business” issued by the Ministry of Finance of the PRC and State Administration of Taxation in 1997, Order of the State Council of the People's Republic of China No. 512 “Regulation on the Implementation of the Enterprise Income Tax Law of the People's Republic of China” issued by the State Council in 2007, Guo Shui Fa (2005) No. 129 “Measures for the Administration of Tax Deduction or Exemption (Trial Implementation)” issued by State Administration of Taxation in 2008, and State Administration of Taxation Announcement (2011) No. 48 “Notice of the State Administration of Taxation on Relevant Issues concerning the Implementation of Preferential Policies of Enterprise Income Tax on Agriculture, Forestry, Stockbreeding and Fishery Projects”, the Company is exempt from income tax derived from its ocean fishing operations in the periods it processes a valid Ocean Fishing Enterprise Qualification Certificate issued by the Ministry of Agriculture of the PRC.

Merchant Supreme is not subject to foreign income taxes for its operations in India and Indonesia Exclusive Economic Zones.

(p)	Fair value measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU 2010-06” “Fair Value Measurements and Disclosures”. The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods thereafter. The Company adopted the amended fair value disclosures guidance on January 1, 2012.

China Dredging

CDGC's financial instruments consist principally of cash, accounts receivable, cost and estimated earnings in excess of billings on contracts in progress, accounts payable and accrued liabilities, none of which are held for trading purposes. Pursuant to Accounting Standards Codification (“ASC 820”), the fair value of the CDGC's cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. CDGC believes that the carrying amounts of the Group's financial instruments, other than derivative liability, approximate their current fair values because of their nature and respective maturity dates or durations. Derivative liability, as described in Note 2(u) below, is carried at the estimated fair value at the balance sheet date using Level 3 inputs.

Merchant Supreme

As of March 31, 2013 and December 31, 2012, none of the Merchant Supreme’s financial assets or liabilities was measured at fair value on a recurring basis. As of March 31, 2013 and December 31, 2012, none of the Company’s non-financial assets or liabilities was measured at fair value on a nonrecurring basis.

The carrying values of Merchant Supreme’s financial assets and liabilities, including accounts receivable, other receivables, other current assets, short-term loans, accounts payable, and other payables and accrued liabilities, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. It is not practicable to estimate the fair values of advance to and advance from related parties because of the related party nature of such advances.

(q)	Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter.

The Company's management has evaluated all such proceedings and claims that existed as of March 31, 2013 and December 31, 2012. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

(r)	Economic and political risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company's operation in the PRC is subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances aboard, and rates and methods of taxation, among other things.

(s)	Pension and employee benefits

China Dredging

Full time employees of CDGC’s participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require CDGC to accrue for these benefits based on certain percentages of the employees’ salaries. Cost for pension and employee benefits of CDGC was $24,945 and $22,789 for the three months ended March 31, 2013 and 2012, respectively.

(t)	Segment information

ASC 280 "Segment reporting" establishes standards for reporting information on operating segments in interim and annual financial statements. The Company has only two segments, all of the Company's operations and customers are in the PRC and all income is derived from dredging service and ocean fishery. Accordingly, segment information on products is presented.

(u)	Derivative liability

China Dredging

Under the original terms of the preferred shares, the holders of the preferred shares had the right to receive 20% of the $5.00 purchase price on the second anniversary of issuance if not yet converted. Substantially, this was the right to receive $1.00 per share if CDGC failed to have the ordinary shares underlying the preferred shares both successfully registered with the SEC and listed on a suitable exchange by October 2012. CDGC had determined that this contingent right of the holders of the preferred shares is an embedded derivative financial instrument which must, for financial reporting purposes, be separated from the host instrument (i.e. from the preferred shares) and treated as a separate instrument. Proceeds of the private placement conducted in the fourth quarter 2010 (the “2010 Private Placement”) were allocated to the derivative liability in an amount equal to its estimated fair value. Prospectively, the derivative liability was adjusted to its estimated fair value at each balance sheet date with changes in its fair value recorded in CDGC’s statements of income.

CDGC had estimated the value of the embedded derivative based on the $10,012,987 proceeds that would be paid, discounted at an interest rate of 9% and multiplied by 18%, representing the probability, viewed from the time of the 2010 Private Placement, that the underlying ordinary shares would not be registered and listed. CDGC believes the 9% interest rate, which is consistent with then-effective high-yield rates in U.S. markets, is appropriate for debt in such amount at the parent-company level that is unsecured, illiquid and structurally subordinated to creditor claims at the operating companies (the locus of substantially all of the CDGC’s assets). The probability of the CDGC not being registered and listed by October 2012 was estimated to be the same as the actual percentage of all public Form F-1 filers in 2009 and 2010 failing to achieve effectiveness of their registration statements. However, the CDGC’s actual probability of success could differ from that of companies who filed such registration statements during the reference period, or an actual market participant could take a different view. CDGC believed that, in its case, based on circumstances in the fourth quarter 2010, if its registration statement were to become effective, all other requirements to achieve a national exchange listing would be satisfied or within its control, which would is sufficient to extinguish the embedded derivative. While listing requirements relating to market capitalization are not directly in CDGC’s control, CDGC believed it should have sufficient market capitalization based on its cash alone to meet requisite listing standards.

As of December 31, 2011, CDGC estimated the fair value of the derivative using a revised estimated probability of 90% of not meeting the listing requirements, or as a permitted alternative, conducting a sufficiently large public offering. The revised estimate was based on new restrictions placed by significant exchanges on the listing of “reverse merger” companies. They included a requirement that a stock trade in an alternative market for a “seasoning” period, unless a sufficiently large public offering is conducted. There were no data upon which to base and estimate on the likelihood of fulfilling the new requirements and determine the odds of a successful offering in the time frame. CDGC, in consultation with its investment banking advisors, decided to use 90% as the probability of being unable to avoid the obligation to make the payments as of December 31, 2011. Also, the discount rate used was decreased to 8.5% reflecting closer maturity date of the potential obligation.

During the fourth quarter of 2012, CDGC failed to meet the requirements to avoid triggering the liability under the terms of the preferred shares. The Preferred Shareholders agreed to a change in the terms of the derivative rather than demand payment of the $1.00 per share. Under the revised terms, the holders of the Preferred Shares would be entitled to the $1.00 per share payment if CDGC did not meet its listing requirements by December 31, 2013. Furthermore, if the amount due under this provision is due and remains unpaid at the time of Automatic Conversion, the holders may, at the sole discretion of the holders, apply any and all such payments due to purchase additional ordinary shares at a purchase price of $5.00 per share.

The terms of the preferred shares were also changed such that Automatic Conversion would also occur if CDGC’s shares were listed on the Hong Kong Stock Exchange (“HKSE.”)

As of December 31, 2012, CDGC estimated the fair value of the revised derivative using an estimated probability of 10% of not meeting the listing requirements or, as a permitted alternative, conducting a sufficiently large public offering. The reason for such a low estimated probability was that at the time, CDGC had entered into a definitive merger agreement, under which CDGC’s ordinary shares, including those into which the preferred shares would convert, would be exchanged for shares in a Company listed on the NASDAQ capital market, thus causing Automatic Conversion. This actually occurred in February, 2013. CDGC believes that market participants would, as of December 31, 2012, have viewed the likelihood of the merger transaction being finalized as very high. CDGC also believes that market participants would have also believed that if the merger transaction did not actualize, CDGC would have good prospects for listing on the HKSE or complete a different merger transaction before December 31, 2013.

The 10% probability was applied to estimated values for two separate elements of the derivative. First was the present value of the $1.00 per share required payment at December 31, 2013 if Automatic Conversion were to not occur. The $10,012,987 that would be due was discounted at 9% per annum, compounded monthly, resulting in a present value of $9,154,255. That amount was added to an estimate of the fair value of the option feature under which the holder of the preferred would, if not paid by CDGC, effectively have the option to acquire ordinary shares for $5.00 per share.

CDGC estimated the fair value of the option feature to be $8,488,236. When added to the $9,154,255 estimated present value of the cash payment, the total value was $17,642,491. Applying to this amount, the 10% estimated probability of the payments under the derivative being triggered; the derivative liability was recorded as $1,764,249.

CDGC based the value of the option feature by estimating the value of a two-year option using the Black-Scholes formula and then subtracting from that amount, the value of a one-year option representing CDGC’s right to eliminate the holders’ option by making the payment on time. The two-year and one year Black-Scholes calculations used an estimated $8.97 value of CDGC’s ordinary share, the $5.00 exercise price, a volatility of 30.55%, risk free interest rates of 0.25% and 0.16% and an assumption that were no expected dividends. The $8.97 estimate of value assumes that the shares will not be listed. This is the appropriate assumption for estimating the share’s value as a component of the derivative as the holders of the derivative only receive the option if the shares to not become listed.

CDGC calculated the $8.97 estimated fair value of its ordinary shares (under the hypothetical assumption that they will not be listed) at December 31, 2012 by applying to its earnings for the 12 months ended September 30, 2012, the price-earnings ratio equal to the average price-earnings ratio of the only two other public companies it could identify in the dredging industry, the peer companies, after making the adjustments described below. For one of the peer companies, earnings for the 12 months ended September 30, 2012 was compared to the December 31, 2012 share price. For the other, the earnings of that period were not meaningful (the resulting price-earnings ratio was over 50) and a published analyst estimate of forward price earnings ratio was used. The peer companies, whose price-earnings ratios averaged 12.5, are domiciled in developed countries, (the Netherlands and the United States), no single shareholder or group controls them and their shares are liquid and actively traded. To adjust the price-earnings ratio for the peer companies for differences in CDGC’s circumstances, CDGC applied a 65% discount encompassing several factors. This discount is to reflect 1) the market discount applicable to Chinese companies of scale consistent with that of the CDGC, 2) the lack of marketability of CDGC shares compared to public companies generally, and 3) the lack of control of CDGC as compared with public companies generally. The lack of marketability was based on the fact that there was no ready market for the shares and would likely not be when the holder obtains the right to the option. The size of the discount needed for lack of marketability was limited by the fact that CDGC was a public company through its reverse merger with Chardan Acquisition Corp. and had plans and a clear intention to register its shares and list on an exchange. The control element of the discount was necessary because a majority of CDGC’s voting shares were controlled by Mr. Xinrong Zhuo.

The 38.06% volatility used in the Black-Scholes calculations is the average two-year volatility of the peer companies as of December 31, 2012.

The use of the 10% figure for the chance of Automatic Conversion not occurring is highly judgmental on the part of management. There are no data upon which to base the estimate that market participants would have judged the probability at that level. Also significant judgments were necessary in ascribing a two year time period to the option right. It is reasonably possible that actual market participants would have judged these matters differently and that the amount that CDGC would have had to pay to have another party assume the contingent obligation would have differed materially from the amount recorded.

The original embedded derivative is part of the preferred shares and was entered into as an inducement to the 2010 Private Placement investors to purchase the preferred shares. In its modified form it was negotiated with the holders of the original to induce them to grant an extension of time to secure a listing. It is not used for hedging purposes. The estimate of the embedded derivative’s fair value is based on “Level 3” inputs, meaning unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The embedded derivative is the only instrument held by CDGC that is carried at fair value estimated using Level 3 inputs as of December 30, 2012. The changes in the carrying value of the Level 3 instruments as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(Unaudited)

Liability balance brought forward	$1,764,249	$8,279,827
Decrease in liability fair value	-	(6,515,578)
Gain on derivative	(1,764,249)	-
Liability balance carried forward	$-	$1,764,249

Quantitative information about Level 3 fair value measurements:

The significant unobservable inputs used in the fair value measurement of the embedded derivative are discount rates, the probability that CDGC would not achieve an appropriate listing for its shares by December 31, 2013, the value of CDGC’s ordinary shares and the volatility in the value of CDGC’s ordinary shares.

An increase (decrease) in the discount rate in isolation would result in a lower (higher) fair value measurement.

An increases (decreases) in the probability that CDGC would not achieve an appropriate listing for its shares by December 31, 2013, the value of CDGC’s ordinary shares and the volatility in the value of the CDGC’s ordinary shares would result in a higher (lower) fair value measurement.

The estimate of the fair value of the derivative was prepared by a consultant to CDGC and reviewed by the CDGC’s accounting staff and Chief Financial Officer.

The conditions for Automatic Conversion of the Preferred Shares were triggered by the merger into PME on February 25, 2013. This resulted in the cancellation of the derivative liability with a $1,764,249 for CDGC in the period from January 1 to February 25, 2013.

(v)	Earnings per ordinary share

Earnings per ordinary share (basic and diluted) is based on the net income attributable to ordinary shareholders divided by the weighted average number of ordinary shares outstanding during each period. Ordinary share equivalents are not included in the calculation of diluted earnings per ordinary share if their effect would be anti-dilutive. As of December 31, 2012, the weighted average outstanding ordinary share equivalents outstanding totaled 10,012,987 consisting of Class A Preferred Shares. There was automatic conversion of preferred shares into the Company's ordinary shares after the closing of the transactions. Retroactive treatment as required by FASB ASC paragraph 260-10-55-12 has been applied in computing earning per shares to reflect the business combination held on February 25, 2013.

The following table sets forth the computation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Net income	$13,782,541	$26,856,456
Weighted average number of ordinary shares outstanding (Basic and diluted)	79,055,053	79,055,053
Earnings per ordinary share (Basic and diluted)	$0.17	$0.34

3.	SEGMENT INFORMATION

The following tables sets out the analysis of the Company's revenue and cost of revenue by segments:

a)	CDGC

b)	Pingtan Fishing

The following is an analysis of the Company's revenue and results from continuing operations by reportable segment:

China Dredging

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Contract revenue, including revenue from customers under control of a common parent company of $2,954,311 and $36,021,823 for the three months ended March 31, 2013 and 2012	$26,739,071	$59,499,531

Cost of contract revenue, including depreciation of $1,887,597 and $1,864,560 for the three months ended March 31, 2013 and 2012	(16,022,496)	(28,022,118)
	$10,716,575	$31,477,413

Merchant Supreme
	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenue
Sale of fish and marine catches to third parties	$11,704,936	$6,427,761

Sale of fish and marine catches to related parties	7,964,540	9,128,442
	19,669,476	15,556,203
Cost of revenue
Sale of fish and marine catches to third parties	(8,875,657)	(4,723,567)

Sale of fish and marine catches to related parties	(5,416,477)	(4,985,544)
	(14,292,134)	(9,709,111)
	$5,377,342	$5,847,092

4.	CASH

PME

Cash is classified by geographical areas and is denominated in the following currency:

	March 31, 2013	December 31, 2012
	(Unaudited)

Hong Kong, USD and maximum exposure to credit risk	$-	$3,565,355
China Dredging

Cash is classified by geographical areas is set out as follows:
	March 31, 2013	December 31, 2012
	(Unaudited)

Hong Kong	$3,482,245	$105,530
The PRC	196,765,676	164,957,045
Total and maximum exposure to credit risk	$200,247,921	$165,062,575

Cash is denominated in the following currencies:
	March 31, 2013	December 31, 2012
	(Unaudited)

USD	$4,037,007	$506,986
RMB	196,208,093	164,399,529
HKD	2,821	156,060
	$200,247,921	$165,062,575

Merchant Supreme

Cash is classified by geographical areas is set out as follows:

	March 31, 2013	December 31, 2012
	(Unaudited)

Hong Kong	$790	$862
The PRC	5,859,510	6,859,923
Total and maximum exposure to credit risk	$5,860,300	$6,860,785

Cash is denominated in the following currencies:

	March 31, 2013	December 31, 2012
	(Unaudited)

USD	$150,021	$150,001
RMB	5,709,489	6,709,922
HKD	790	862
	$5,860,300	$6,860,785

In the PRC and Hong Kong, there are currently no rules or regulations mandating obligatory insurance of bank accounts. Management believes these financial institutions are of high credit quality.

Renminbi is not a freely convertible currency and the remittance of funds out of the PRC is subject to the exchange restrictions imposed by the PRC government.

5.	ACCOUNTS RECEIVABLE - THIRD PARTIES

China Dredging

As of March 31, 2013 and December 31, 2012, the balance of accounts receivable of $4,245,219 and $23,446,249, respectively, was set out as follows:

March 31, 2013 (Unaudited)
Name of contract	Estimated contract value	Total revenue recognized during the three months ended March 31, 2013	Amount received in 2013	Accounts receivable	Status of contract (Completion %)

1. Yingkou Steel Harbour Reclamation VI 1	$15,996,719	$-	$5,895,999	$-	100%

2. Yingkou Steel Harbour Reclamation VII [1]	3,575,737	-	1,344,898	-	100%

3. Yingkou Steel Harbour Reclamation VIII [1]	3,293,442	-	1,222,932	-	100%

4. Panjin Vessels Ship Maintenance Area Reclamation III [1]	5,457,704	-	1,518,677	-	100%

5. Panjin Vessels Ship Maintenance Area Reclamation IV [1]	4,328,524	-	1,833,291	-	100%

6. Guangdong Shantao Huaneng Haimen Pier Maintenance I [1]	2,225,546	-	375,764	-	100%

7. Guangdong Datang Chaozhou Sanbaimen Dredging I [1]	5,134,392	-	2,500,584	-	100%

8. Guangdong Datang Chaozhou Sanbaimen Dredging II [2]	1,742,026	1,093,212	1,776,359	-	100%

9. Panjin Vessels Industrial Base Project V [1]	10,906,079	-	5,542,842	-	100%

10. Fujian Fuzhou Kemen Port Maintenance [1]	3,510,592	-	1,231,452	-	100%

12. Fujian Meizhouwan Xiuyugang Dredging I [1]	2,059,467	-	341,248	-	100%

13. Fujian Meizhouwan Xiuyugang Dredging II [2]	852,193	168,620	627,424	-	100%

14. Jiangsu Qidongshi Yuantuojiao
Reclamation II [1]	4,872,203	-	1,688,344	-	100%

15. Jiangsu Qidongshi Yuantuojiao
Reclamation III [2]	9,369,622	7,151,756	5,275,731	4,245,219	100%

	$73,324,246	$8,413,588	$31,175,545	$4,245,219

Notes:

1. The contracts commenced and were completed in 2012, but the remaining balances were fully settled during January to March 2013.

2. The contracts commenced and were completed during January to March 2013.

December 31, 2012
Name of contract	Estimated contract value	Total revenue recognized in 2012	Amount received in 2012	Accounts receivable	Status of contract (Completion %)

1. Yingkou Steel Harbour Reclamation II [1]	$8,915,701	$-	$3,268,594	$-	100%

2. Yingkou Steel Harbour Reclamation III [2]	7,615,495	5,069,630	7,604,167	-	100%

3. Yingkou Steel Harbour Reclamation IV	7,429,751	7,495,723	7,495,723	-	100%

4. Yingkou Steel Harbour Reclamation V	5,200,826	5,205,848	5,205,848	-	100%

5. Yingkou Steel Harbour Reclamation VI	15,788,220	15,856,578	9,973,071	5,883,507	100%

6. Yingkou Steel Harbour Reclamation VII	3,529,132	3,572,011	2,229,963	1,342,048	100%

7. Yingkou Steel Harbour Reclamation VIII	3,250,516	3,273,851	2,053,510	1,220,341	100%

8. Panjin Vessels Ship Maintenance Area Reclamation I	3,714,875	3,719,503	3,719,503	-	100%

9. Panjin Vessels Ship Maintenance Area Reclamation II	3,714,875	3,732,258	3,732,258	-	100%

10. Panjin Vessels Ship Maintenance Area Reclamation III	5,386,569	5,390,012	3,874,553	1,515,459	100%

11. Panjin Vessels Ship Maintenance Area Reclamation IV	4,272,107	4,365,221	2,353,814	1,829,407	100%

12. Guangdong Shantao Huaneng Haimen Pier Maintenance I	2,196,539	2,198,712	1,823,744	374,968	100%

13. Tangshan Caofeidian Port-Harbour Dredging & Reclamation XV [1]	4,408,319	-	1,911,643	-	100%

14. Tangshan Caofeidian Port-Harbour Dredging & Reclamation XVI [1]	5,694,078	-	2,812,393	-	100%

15. Tangshan Caofeidian Port-Harbour Dredging & Reclamation XVII	3,673,599	3,698,948	3,698,948	-	100%

16. Tangshan Caofeidian Port-Harbour Dredging & Reclamation XVIII	1,836,799	1,838,535	1,838,535	-	100%

17. Tangshan Caofeidian Port-Harbour Dredging & Reclamation XX	5,326,719	5,328,890	5,328,890	-	100%

18. Shandong Rizhaogang Lanshan Harbour Dredging I [1]	4,058,422	-	1,775,185	-	100%

19. Shandong Rizhaogang Lanshan Harbour Dredging II [1]	5,534,212	-	2,757,422	-	100%

20. Shandong Rizhaogang Lanshan Harbour Dredging III	2,582,632	2,625,523	2,625,523	-	100%

21. Shandong Rizhaogang Lanshan Harbour Dredging IV	2,582,632	2,595,933	2,595,933	-	100%

22. Shandong Rizhaogang Lanshan Harbour Dredging V	5,349,738	5,362,768	5,362,768	-	100%

December 31, 2012
Name of contract	Estimated contract value	Total revenue recognized in 2012	Amount received in 2012	Accounts receivable	Status of contract (Completion %)

23. Fujian Fuzhou Jiangyingang Dredging [5]	456,834	392,103	392,103	-	100%
24. Fujian Fuzhou Jiangyingang Dredging [5]	456,834	389,218	389,218	-	100%
25. Tangshan Caofeidian Port-Harbour Dredging & Reclamation XIV [2,3]	22,479,759	5,592,770	22,094,273	-	100%
26. Tangshan Caofeidian Port-Harbour Dredging & Reclamation XIV [2,3]	18,733,132	4,702,298	18,453,551	-	100%
27. Tangshan Caofeidian Port-Harbour Dredging & Reclamation XIV [2,3]	22,479,759	5,681,008	22,182,511	-	100%
28. Tangshan Caofeidian Port-Harbour Dredging & Reclamation IXX [4]	3,184,632	3,289,861	3,289,861	-	100%

29. Tangshan Caofeidian Port-Harbour Dredging & Reclamation IXX [4]	3,746,626	3,747,769	3,747,769	-	100%

30. Tangshan Caofeidian Port-Harbour Dredging & Reclamation XXI	3,184,632	3,264,032	3,264,032	-	100%

31. Qinzhou Port Channel Dredging XII [1]	5,816,796	-	2,158,982	-	100%

32. Qinzhou Port Channel Dredging XIII	5,453,247	5,459,617	5,459,617	-	100%

33. Qinzhou Port Channel Dredging IX	5,271,472	5,275,547	5,275,547	-	100%

34. Qinzhou Port Channel Dredging X	5,453,247	5,482,055	5,482,055	-	100%

35. Guangdong Shantao Passage Maintenance I	2,190,824	2,197,686	2,197,686	-	100%

36. Guangdong Shantao Passage Maintenance II	1,643,118	1,658,044	1,658,044	-	100%

37. Guangdong Datang Chaozhou Sanbaimen Dredging I	5,067,471	5,167,911	2,672,625	2,495,286	100%

38. Panjin Vessels Industrial Base Project III [1]	11,135,101	-	6,055,669	-	100%

39. Panjin Vessels Industrial Base Project IV	10,763,931	10,877,065	10,877,065	-	100%

40. Panjin Vessels Industrial Base Project V	10,763,931	10,907,442	5,376,344	5,531,098	100%

41. Zhuhai Gaolan Port Channel Dredging VII [2]	4,568,185	563,321	4,519,135	-	100%

42. Zhuhai Gaolan Port Channel Dredging VIII	1,461,819	1,472,967	1,472,967	-	100%

43. Zhuhai Gaolan Port Channel Dredging IX	1,553,183	1,586,292	1,586,292	-	100%

44. Zhuhai Gaolan Port Channel Dredging X	1,553,183	1,573,430	1,573,430	-	100%

45. Fuqing Yuanhong Pier Dredging I [1]	2,385,776	-	1,200,119	-	100%

46. Fuqing Yuanhong Pier Dredging II [2]	1,835,212	657,478	1,865,766	-	100%

47. Fuqing Yuanhong Pier Dredging III	2,385,776	2,455,707	2,455,707	-	100%

48. Fuqing Yuanhong Pier Dredging IV	2,569,297	2,592,949	2,592,949	-	100%

49. Fuqing Yuanhong Pier Dredging V	2,569,297	2,606,982	2,606,982	-	100%

50. Jiangsu Haimenshi Dongzao Harbour Dredging I	2,398,158	2,413,669	2,413,669	-	100%

51. Jiangsu Haimenshi Dongzao Harbour Dredging II	2,767,106	2,775,782	2,775,782	-	100%

52. Jiangsu Qidongshi Yuantuojiao Reclamation I	15,720,749	15,726,446	15,726,446	-	100%

53. Jiangsu Qidongshi Yuantuojiao Reclamation II	4,808,700	4,847,505	3,162,738	1,684,767	100%

54. Fujian Pingtan Jinjingwan Reclamation	690,586	691,963	691,963	-	100%

55. Fujian Fuzhou Kemen Port Maintenance	3,464,836	3,465,006	2,236,163	1,228,843	100%

56. Fujian Meizhouwan Xiuyugang Dredging I	2,032,624	2,033,039	1,692,514	340,525	100%

57. Fujian Pingtan Experimental Area Dredging II [1,6]	1,047,785	-	141,624	-	100%

58. Fujian Pingtan Experimental Area Dredging II [1,6]	1,047,785	-	157,774	-	100%

59. Jiangsu Guohua Chenjiagang Dredging II [1]	6,462,137	-	3,668,723	-	100%

	$311,665,296	$200,876,906	$257,609,683	$23,446,249

Notes:
1.	The contracts commenced and were completed in 2011, but the remaining balances were fully settled during January to March 2012.
2.	The contracts commenced in 2011 and were completed during January to March 2012.
3.	Dredgers Xinggangjun #3, #6 and #9 worked together on one project with the same customer.
4.	Dredgers Xinggangjun #3 and #6 worked together on one project with the same customer.
5, 6.	Dredgers Hengshunda #1 and Hengshunda #10 (formerly known as Liya #2) worked together on one project with the same customer.

Merchant Supreme

	March 31, 2013	December 31, 2012
	(Unaudited)

Accounts receivable held by independent third parties	$2,349,197	$11,478,436

6.	COST AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON CONTRACTS IN PROGRESS

China Dredging

Cost and estimated earnings in excess of billings on contracts in progress represent amounts of revenue earned under contracts in progress but not billed at the balance sheet date. These amounts become billable according to the contract terms, which usually consider passage of time, and/or completion of the project. As of March 31, 2013 and December 31, 2012, the balance of cost and estimated earnings in excess of billings on contracts in progress was $9,531,476 and $8,133,021, respectively. Cost and estimated earnings in excess of billings on contracts in progress include the following:

March 31, 2013 (Unaudited)
Name of contract	Estimated contract value	Total revenue recognized during the three months ended March 31, 2013	Amount received in 2013	Cost and estimated earnings in excess of billings on contracts in progress	Status of contract (Completion %)

1. Panjin Vessels Ship Maintenance Area Reclamation V	$5,269,507	$687,327	$1,476,691	$1,754,518	61%

2. Panjin Vessels Ship Maintenance Area Reclamation VI	4,893,114	652,415	950,178	775,423	35%

3. Yingkou Economic Area Xiongyue Reclamation and Bank Retrival I	7,547,170	1,006,289	1,057,797	1,355,488	32%

4. Yingkou Economic Area Xiongyue Reclamation and Bank Retrival II	3,396,226	608,279	-	608,877	18%

5. Guangdong Datang Chaozhou Sanbaimen Dredging III	6,417,990	5,501,134	2,812,270	2,688,865	86%

6. Guangdong Datang Chaozhou Sanbaimen Dredging IV	2,567,196	2,046,818	738,635	1,308,183	80%

7. Fujian Meizhouwan Xiuyugang Dredging III	1,320,899	979,288	430,545	548,743	74%

8. Fujian Meizhouwan Xiuyugang Dredging IV	1,164,664	831,903	340,524	491,379	71%

	$32,576,766	$12,313,453	$7,806,640	$9,531,476

December 31, 2012
Name of contract	Estimated contract value	Total revenue recognized in 2012	Amount received in 2012	Cost and estimated earnings in excess of billings	Status of contract (Completion %)

1. Panjin Vessels Ship Maintenance Area Reclamation V	5,200,826	2,543,882	453,400	2,090,482	49%

2. Panjin Vessels Ship Maintenance Area Reclamation VI	4,829,338	1,073,186	-	1,085,055	22%

3. Yingkou Economic Area Xiongyu Reclamation and Bank Retrival I	7,448,801	1,406,996	-	1,422,556	19%

4. Guangdong Datang Chaozhou Sanbaimen Dredging II	1,719,321	674,243	-	681,700	39%

5. Jiangsu Qidongshi Yuantuojiao Reclamation III	9,247,500	2,369,194	-	2,395,396	26%

6. Fujian Meizhouwan Xiuyugang Dredging II	841,086	675,082	217,250	457,832	80%

	$29,286,872	$8,742,583	$670,650	$8,133,021

7.	OTHER RECEIVABLES

Other receivables as of March 31, 2013 and December 31, 2012 consisted of the following:

China Dredging

	March 31, 2013	December 31, 2012
	(Unaudited)

Petty cash held for BT project	$1,272,178	$-
Social insurance prepaid for staff	4,238	4,066
Others	123	123
	$1,276,539	$4,189

Other receivables include social insurance prepaid for staff's portion by CDGC, this amount will be directly deducted from staff's salaries and it is interest free.

Merchant Supreme

	March 31, 2013	December 31, 2012
	(Unaudited)

Grants receivable from PRC Government	$7,557,867	$-
Others	34,324	29,885
	$7,592,191	$29,885

Other receivables represented grant receivables for constructing new fishing vessels.

8.	PREPAID EXPENSES

  Prepaid expenses as of March 31, 2013 and December 31, 2012 consisted of the following:

  PME

	March 31, 2013	December 31, 2012
	(Unaudited)

Annual fee to NASDAQ	$24,000	$24,000

  China Dredging

	March 31, 2013	December 31, 2012
	(Unaudited)

Prepaid to suppliers for the purchases of consumable parts	$1,420,979	$-

  Merchant Supreme

	March 31, 2013	December 31, 2012
	(Unaudited)

Indonesian fishing licenses	$-	$386,966

9.	Inventories

  Inventories as of March 31, 2013 and December 31, 2012 consisted of the following:

  China Dredging

	March 31, 2013	December 31, 2012
	(Unaudited)

Consumable parts	$3,922,812	$5,029,653

  Merchant Supreme

	March 31, 2013	December 31, 2012
	(Unaudited)

Frozen fish and marine catches in warehouse	$676,312	$161,484
Frozen fish and marine catches in transit	48,805	32,847
	$725,117	$194,331

10.	PREPAID DREDGER DEPOSITS

  Prepaid dredger deposits as of March 31, 2013 and December 31, 2012 consisted of the following:

  China Dredging

	March 31, 2013	December 31, 2012
	(Unaudited)

Non-related party	$23,346,429	$23,274,105

  Prepaid dredger deposits on March 31, 2013 and December 31, 2012 represent deposits of two new dredgers before delivery. CDGC paid deposits for the acquisition of two dredgers which will be used for the expansion of dredging operations. The total expected cost of the two dredgers was approximately $32.2 million and $41.9 million respectively. Both dredgers will be delivered in 2013 (see Note 25).

11.	SECURITY DEPOSITS

  China Dredging

  Security deposits represent amounts on deposit with the owners of dredgers leased by CDGC’s VIE, Fujian Service. Such amounts will be returned to Fujian Service when the corresponding lease ends. Security deposits were $21,204,998 and $25,087,880 as of March 31, 2013 and December 31, 2012, respectively.

12.	LONG-TERM INVESTMENT

  Merchant Supreme

  Long-term investment represents Merchant Supreme's VIE, Pingtan Fishing’s interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. ("Pingtan Rural-Commercial Bank"), a private financial institution. Pingtan Fishing paid RMB 21 million, or approximately $3.3 million to subscribe to 13,434,000 shares, or 5% of the common stock of Pingtan Rural-Commercial Bank, and completed its registration as a shareholder on October 17, 2012.

  Pingtan Fishing used the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank. Merchant Supreme determined that there was no impairment on this investment during three months ended March 31, 2013 and 2012, respectively.

  As of March 31, 2013 and December 31, 2012, Pingtan Fishing has a deposit of $728 and $764 in Pingtan Rural-Commercial Bank, respectively.

13.	DEPOSIT ON SETTING UP OF JOINT VENTURE

  Deposit on setting up of Joint Venture as of March 31, 2013 and December 2012 consisted of the following:

  Merchant Supreme

	March 31, 2013	December 31, 2012
	(Unaudited)

Deposit for an asset interest acquisition and investment in a proposed Indonesia joint venture	$-	$6,090,302

  Pursuant to a Cooperative Agreement and a Joint-Venture Contract dated March 1, 2006 entered into between the Merchant Supreme’s VIE, Pingtan Fishing and PT. Avona Mina Lestari (“Avona”), an Indonesian enterprise engaged in fishing base management and fishing vessel operations, Pingtan Fishing agreed to acquire 80% controlling interest in a fishing base owned by Avona. A joint venture company that would be controlled by Pingtan Fishing will be established between Pingtan Fishing and Avona following Pingtan Fishing’s acquisition of controlling interest in Avona’s fishing base. Total investment for the acquisition of Avona fishing base 80% interest and establishment of a joint venture company is $7,200,000, comprising $5,470,000 cash and 14 fishing vessels to be valued at $1,730,000.

  Pingtan Fishing deposited in aggregate $5,470,000 cash ($6,090,302 as of December 31, 2012) to Avona from July 2007 to November 2009, and did not transfer any fishing vessel to Avona or the proposed joint venture company as of the issuance date of these financial statements. Because of certain government restrictions on these proposed investments, the acquisition of the Avona fishing base’s 80% controlling interest and establishment of the joint-venture were not consummated. Under separate arrangements, Xinrong Zhuo and certain of his family members, the ultimate beneficial owners of Merchant Supreme obtained the management rights of the Avona fishing base and another Indonesian enterprise PT. Dwikarya Reksa Abadi (“Kimaan”)’s fishing base. Xinrong Zhuo and his family members also gained influence over Avona’ daily operations, and combined with management rights of the fishing base, they are able to provide ship agency, maintenance and other services to Merchant Supreme’s fishing vessels so that they can legally and efficiently operate in Indonesia waters. Accordingly, Avona is regarded as a related party of Merchant Supreme.

  On September 12, 2012, Pingtan Fishing and Avona entered into a Memorandum of Understanding, pursuant to which Pingtan Fishing and Avona reaffirmed the intention to complete Pingtan Fishing’s acquisition of the Avona fishing base’s interest, and establishment of a joint venture company. Avona further confirmed its equity holding structure shall remain unchanged prior to Pingtan Fishing’s successful acquisition of its fishing base interest, and any adjustments to Avona’s registered capital, acquisition or dispose of material properties, and material debt financings are subject to Merchant Supreme’s approval.

  In the first quarter of 2013, Pingtan Fishing and Avona further entered into an agreement, agreeing that the deposit on setting up of joint venture would be used for settling the purchase made by Pingtan Fishing. Should there be any news to confirm that the setting up of the joint venture is approved by the Indonesian Government, both companies would re-start this investment again.

14.	DEPOSIT FOR BT PROJECT

  Deposit for BT project as of March 31, 2013 and December 31, 2012 consisted of the following:

China Dredging

	March 31, 2013	December 31, 2012
	(Unaudited)

Investment in a Build-Transfer (BT) project	$67,060,604	$66,852,860

  On September 29, 2012, Lianjiang Kemen Port Construction Development Co., Ltd (“LKPC”) and China Gezhouba Group Co., Ltd (“CGGC”) entered into a contract for a BT project in Kemen Industrial Zone of Lianjiang County, Fujian Province, the PRC, with an estimated investment of $2 billion. The BT project undertaken by LKPC involves dredging, reclamation and cofferdam construction, with a reclamation area of 10.3 million square meters, a reclamation volume of 29.3 million cubic meters, a total cofferdam length of 4,545 meters, a total length of pioneer road of 38,948 meters and a construction period of eighteen months. On October 29, 2012, China Dredging's subsidiary PingTan XingYi entered into a supplementary contract with CGGC, Gezhouba Xinjiang Engineering Co., Ltd, which is a subsidiary of CGGC, and Fujian Yihai Investment Ltd, a related company owned and controlled by members of the family of Xinrong Zhuo. Under the supplementary contract, PingTan XingYi is responsible for part of the investment, financing, dredging and reclamation within the scope of the BT project, and will deliver the project to the tenderer LKPC after the project is completed and accepted.

  During the fourth quarter of 2012 a deposit of $67 million was placed as China Dredging’s (through its PingTan XingYi subsidiary) portion of the share capital to form a company with CGGC for the sole purpose of completing the BT project for LKPC. The formation of this new company is yet to be completed. The Group will own a 49% interest in the company and will account for its investment using the equity method. CGGC will own the other 51% interest in the company. The Group is under no legal obligation to provide additional capital in the company and it is not expected that additional capital will be needed. If, however, the project eventually requires more than the expected $2 billion, to the extent the additional funds are not provided by LKPC, China Dredging, in consultation and negotiation with CGGC, may decide that it is desirable to provide additional capital.

15.	DREDGER, FISHING VESSEL, MOTOR VECHICLE, MACHINERY AND EQUIPMENT, NET

  Dredger, fishing vessel, motor vehicle, machinery and equipment as of March 31, 2013 and December 31, 2012 consisted of the following:

China Dredging
	March 31, 2013	December 31, 2012
	(Unaudited)

Dredgers	$72,883,316	$72,657,534
Motor vehicles	560,947	85,971
Machinery	41,363	41,235
Office equipment	8,449	7,950
	73,494,075	72,792,690
Less: Accumulated depreciation	(30,115,183)	(28,227,208)
	$43,378,892	$44,565,482

  Total depreciation expenses for the three months ended March 31, 2013, and 2012 were $1,887,975 and $1,846,933, respectively, of which $1,887,597 and $1,846,560, respectively, were included in cost of revenue.

  As of March 31, 2013 and December 31, 2012, CDGC owned four dredgers. As of March 31, 2013 and December 31, 2012, the total net book value of the dredgers was $42,814,108 and $44,483,781, respectively.

Merchant Supreme
	March 31, 2013	December 31, 2012
	(Unaudited)

Externally purchased fishing vessels	$21,264,538	$20,934,880
Office and other equipment	136,803	134,684
Fishing vessels under construction	30,591,872	17,436,515
	51,993,213	38,506,079
Less: Accumulated depreciation	(2,146,802)	(1,364,173)
	$49,846,411	$37,141,906

  Depreciation expenses of Merchant Supreme was $760,401 and $854,999 for the three months ended March 31, 2013 and 2012, respectively.

  As of March 31, 2013 and December 31, 2012, Merchant Supreme had 16 fishing vessels which are fully depreciated with estimate useful lives of 10 years. These fishing vessels were contributed by registered equity owners in exchange for Merchant Supreme's paid-in capital and were recorded at the equity owners' historical cost of $nil at the time of contribution.

  As of March 31, 2013 and December 31, 2012, Merchant Supreme had 20 fishing vessels with net carrying amount of approximately of $17,395,161 and $17,334,990 pledge as collateral for term loans of Merchant Supreme and a related party in the amount of approximately $10.5 million.

16.	TERM LOANS

  Merchant Supreme

  As of March 31, 2013 and December 31, 2012, Merchant Supreme's short and long-term loans consisted of the following items:

(a)	Short term loans

	March 31, 2013	December 31, 2012
	(Unaudited)
Classified by financial institutions:
Industrial and Commercial Bank of China	$4,906,680	$14,390,323
Fujian Haixia Bank	7,113,919	7,133,120
China Minsheng Banking Corp. Limited	-	3,645,817
	$12,020,599	$25,169,260

Additional information:
Maximum balance outstanding during the period/year	$25,169,260	$25,169,260
Interest expense for the three months ended March 31, 2013 and 2012	$283,423	$414,614
Weighted average interest rate for the three months ended March 31, 2013 and 2012	0.6%	1.1%

  The principal payments for the outstanding short-term loans is as follows:

Name of Banks	Principal amount	Current annualized interest rate	Terms of loans	Collateral	Outstanding amount as of March 31, 2013
Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$1,119,870	Fixed rate at 1.502% per annum	Due on April 22,2013	N/A	$1,119,870
Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$472,153	Fixed rate at 1.501% per annum	Due on April 29,2013	N/A	472,153
Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$1,925,100	Fixed rate at 1.989% per annum	Due on May 21, 2013	N/A	1,925,100
Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$1,076,400	Fixed rate at 2.481% per annum	Due on June 6, 2013	N/A	1,076,400
Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$313,157	Fixed rate at 2.481% per annum	Due on June 6, 2013	N/A	313,157
Fujian Haixia Bank, Fuzhou Hualin Branch	RMB14,183,131	Fixed rate at 9.184% per annum	Due on April 1, 2013	Guarantee by Xinrong Zhuo	2,283,624
Fujian Haixia Bank, Fuzhou Hualin Branch	RMB30,000,000	Fixed rate at 7.000% per annum	Due on September 21, 2013	Guarantee by Xinrong Zhuo	4,830,295
					$12,020,599

(b)	Long-term loans

  The current portion of the term loans is shown in the table below:

	March 31, 2013	December 31, 2012
	(Unaudited)

Minsheng Bank of China, Fuzhou Branch	$5,888,935	$6,509,170
Fujian Haixia Bank, Fuzhou Hualin Branch	1,610,099	1,585,138
	$7,499,034	$8,094,308
Additional information:
Weighted average interest rate for the three months ended March 31, 2013 and 2012	1.6%	N/A

  The term loan amounts recorded as non-current as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)

Minsheng Bank of China, Fuzhou Branch	$14,454,660	$13,519,046
Fujian Haixia Bank, Fuzhou Hualin Branch	3,220,197	3,170,275
	$17,674,857	$16,689,321

  Interest expenses of long term loans for the three months ended March 31, 2013 and 2012 amounted to $401,954 and $nil, respectively.

  The principal payments for the outstanding term loans during the following three fiscal years is as follows:

			Principal payment due during			Total outstanding loan
Name of bank	Collateral	Term of loans	2013	2014	2015	amount
Minsheng Bank of China, Fuzhou Branch	Pingtan Fishing’s and Hong Long's fishing vessels and guaranteed by Xinrong Zhuo	May 4, 2012 to March 16, 2015	$3,630,772	$5,941,264	$2,970,632	$12,542,668

Minsheng Bank of China, Fuzhou Branch	Pingtan Fishing’s and Hong Long's fishing vessels and guaranteed by Xinrong Zhuo	June 15, 2012 to March 16, 2015	885,554	1,449,088	724,545	3,059,187

Minsheng Bank of China, Fuzhou Branch	Pingtan Fishing’s and Hong Long's fishing vessels and guaranteed by Xinrong Zhuo	June 29, 2012 to March 16, 2015	1,372,609	2,246,087	1,123,044	4,741,740

Fujian Haixia Bank, Fuzhou Hualin Branch	Guarantee by Xinrong Zhuo	April 25, 2012 to March 22, 2015	1,610,099	1,610,099	1,610,098	4,830,296
			$7,499,034	$11,246,538	$6,428,319	$25,173,891

(c)	Guarantees and collaterals provided to related parties

  In May 2012, Merchant Supreme’s VIE, Pingtan Fishing and Hong Long jointly entered into a pledge contract with Fuzhou Rural-Commercial Bank Jianxin Branch. Pursuant to the terms of the pledge contract, Pingtan Fishing put certain fishing vessels as collateral to jointly secure Haoyouli’s short-term loan from the financial institution in amount of approximately $3.8 million which is due on May 27, 2013. In addition to the collateral provided to Haoyouli, Pingtan Fishing also guaranteed the repayment of the $3.8 million short-term loan.

  In October 2012, Pingtan Fishing entered into two pledge contracts with China Minsheng Banking Corp., Ltd. Pursuant to the terms of the pledge contracts, Pingtan Fishing put 10 fishing vessels, as collateral to secure Hong Long’s long-term loans from the financial institution in amount of approximately $10.5 million, which are due on April 18, 2015. In addition to the collateral provided to Hong Long, Pingtan Fishing also guaranteed the repayment of $45.1 million long-term loans.

  As of the date of these financial statements, Pingtan Fishing had not received any demand from the lender to dispose the collateralized properties or to make any payments under the guarantee.

  In September 2012, Pingtan Fishing provided certain guarantees to Hong Long for its short-term loans from China CITIC Bank Corporation Limited, in maximum guarantee amount of approximately $24.1 million. The short-term loans are due on September 21, 2013.

  In September 2012, Pingtan Fishing provided certain guarantees to Hong Long for its short-term loans from Huaxia Bank in maximum guarantee amount of approximately $11.3 million. These short-term loans are due on September 5, 2013.

  In October 2012, Pingtan Fishing provided certain guarantees to Hong Long for its short-term loans from Shanghai Pudong Development Corporation Limited, Fuzhou Branch, in maximum guarantee amount of approximately $8.1 million. The guaranteed short-term loans are due on September 5, 2013.

  In December 2012, Pingtan Fishing provided certain guarantees to Shenzhen Western Coast Fisherman Pier Co., Ltd. for its term loans from China Construction Bank, Shenzhen Branch. The guarantee agreement will expire two years after the first drawdown.

  In December 2012, Pingtan Fishing provided a guarantees to Haoyouli for its short-term loan from Fuzhou Rural-Commercial Bank Jianxin Branch, in the amount of approximately $1 million. The short-term loan is due on May 27, 2013.

  In January 2013, Pingtan Fishing provided certain guarantees to Hong Long for its term loans from Industrial and Commercial Bank of China, Fuzhou Jinshan Branch, in maximum guarantee amount of approximately $12.9 million. The loans are due on January 28, 2016.

  As of the date of these financial statements, Pingtan Fishing was not required to make any payments under these guarantee agreements.

17.	ACCOUNTS PAYABLE - RELATED PARTIES

  Accounts payable to related parties as of March 31, 2013 and December 31, 2012 consisted of the following:

Merchant Supreme

	March 31, 2013	December 31, 2012
	(Unaudited)

PT. Avona Mina Lestari	$3,299,766	$5,589,681
Fujian Honglong Ocean Fishing Co., Ltd	599,009	175,951
Hongfa Shipping Limited	574,464	-
Haifeng Dafu Enterprise Company Limited	482,854	-
	$4,956,093	$5,765,632

  Accounts payable to related parties are not collateralized, carry no interest, and do not have specific repayment terms.

  Deposit on setting up joint venture netted off with accounts payables – related parties.

18.	RECEIPT IN ADVANCE - RELATED PARTIES

  Receipt in advance from related parties as of March 31, 2013 and December 31, 2012, consisted of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)

Shenzhen Western Coast Fisherman Pier Co., Ltd	$4,908,426	$12,681,102

19.	ACCRUED EXPENSES AND OTHER PAYABLES

  Accrued expenses and other payables as of March 31, 2013 and December 31, 2012 consisted of the following:

PME
	March 31, 2013	December 31, 2012
	(Unaudited)

Other payables	$10,059	$18

China Dredging
	March 31, 2013	December 31, 2012
	(Unaudited)

Accrued salaries and wages	$145,055	$129,633
Accrued staff benefits	265,132	253,178
Other tax payables	715,847	279,126
Accrued outsourced dredger services and labor	1,569,444	1,564,582
Other payables	258,007	477,831
	$2,953,485	$2,704,350

  Other tax payables represent payables other than income tax which consist of business tax, individual salary tax, stamp duty, embankment tax and other small local taxes. Business tax was 3% - 5% of revenue recognized, as of March 31, 2013 and December 31, 2012, and other tax payables included $703,844 and $265,847 of business tax payable, respectively.

Merchant Supreme
	March 31, 2013	December 31, 2012
	(Unaudited)

Accrued salaries and wages	$1,510,662	$673,234
Other payables	171,476	360,532
	$1,682,138	$1,033,766

20.	ADVANCE TO/FROM RELATED PARTIES

  Advance to/from related parties as of March 31, 2013 and December 31, 2012 consisted of the following:

(a)	Name and relationship of related parties

Name of related party	Relationship
Panxing Zhuo	Father of Xinrong Zhuo, a Family Member
Honghong Zhuo	Daughter of Xinrong Zhuo
Qing Lin	Brother-in-law of Xinrong Zhuo, a Family Member
Ping Lin	Sister of Qing Lin
Longfei Zhuo	Cousin of Xinrong Zhuo, a Family Member
Sunqiang Zhou	Brother-in-law of Xinrong Zhuo, a Family Member
Cheng Chen	Cousin of Xinrong Zhuo, a Family Member
Chan Kit	One of shareholders of China Dredging Co., Ltd
Xiaojie Wu	Brother-in-law of Xinrong Zhuo, a Family Member
Xiaoqin Xu	An employee of an affiliate company
Xiaomei Yang	An employee of the Company and niece of Xinrong Zhuo
Xiaofang Zhuo	Cousin of Xinrong Zhuo, a Family Member
Longhua Zhuo	Sisterof Xinrong Zhuo, a Family Member
Fujian Yihai Investment Co., Ltd.	An affiliate company majority owned by Longjie Zhuo, sibling of Xinrong Zhuo
Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd.	An affiliate company owned by Longfei Zhuo and Honghong Zhuo
Fujian Lutong Highway Engineering Construction Co., Ltd.	An affiliate company majority owned by Xiaojie Wu,brother-in-law of Xinrong Zhuo
Fujian Haiyi International Shipping Agency Co., Ltd.	An affiliate company to which the Company acted as a trustee equity owner. Haiyi International is ultimately majority owned and controlled by Sunqiang Zhou, brother-in-law of Xinrong Zhuo and a Family Member
Fujian Xinnong Ocean Fisheries Development Co., Ltd.	An affiliate company to which the Company acted as a trustee equity owner. Xinnong is ultimately owned and controlled by Xiaojie Wu
Fuzhou Haoyouli Fisheries Development Co., Ltd.	An affiliate company to which the Company acted as trustee equity owner. Haoyouli is ultimately owned and controlled by Sunqiang Zhou
Fujian Honglong Ocean Fishing Co., Ltd	An affiliate company majority owned and controlled by Ping Lin, spouse of Xinrong Zhuo and a Family Member
PT. Avona Mina Lestari	An affiliate company controlled by Xinrong Zhuo family domiciled in Indonesia, engaged in fishing base management and fishing vessel service
PT. Dwikarya Reksa Abadi	An affiliate company controlled by Xinrong Zhuo family domiciled in Indonesia, engaged in fishing base management and fishing vessel service
Haifeng Dafu Enterprise Company Limited	An affiliate company domiciled in the Hong Kong Special Administrative Region of the PRC (“Hong Kong”)
Hai Yi Shipping Limited	An affiliate company domiciled in the Hong Kong

Fuzhou Wanhao Real Estate Property Investment Co., Ltd.	An affiliate company majority-owned and controlled by Qing Lin
China Communication Materials Central and South Co., Ltd.	An affiliate company majority-owned by Lutong Highway
Fujian Gangjun Construction Co., Ltd.	An affiliate company ultimately controlled by Xinrong Zhuo
Fuzhou Baojie Haiyi Ocean Fishing Co., Ltd.	An affiliate company majority-owned and controlled by Xinrong Zhuo
Fujian International Trading and Transportation Co., Ltd.	An affiliate company owned by Yihai Investment and Longhao Zhuo, sibling of Xinrong Zhuo and a Family Member
Fuzhou Dongxing Longju Real Estate Co., Ltd.	An affiliate company owned by Xinrong Zhuo
Shenzhen Western Coast Fisherman Pier Co., Ltd.	An affiliate company owned by Xinrong Zhuo
Pingtan Heshun Fuel Co., Ltd.	An affiliate company under Xinrong Zhuo’s common control
Fuzhou Hairong Trading Co., Ltd.	An affiliate company under Xinrong Zhuo’s common control
Hongfa Shipping Limited	An affiliate company owned by Xinrong Zhuo

(b)	Advance to related parties

China Dredging

	March 31, 2013	December 31, 2012
	(Unaudited)
Cheng Chen	$805,049	$-
Merchant Supreme (eliminated in consolidation)	272,000	-
	$1,077,049	$-

  Advance to related parties represented loans to related parties. These balances are not collateralized, carry no interest, and do not have specific repayment terms.

Merchant Supreme
	March 31, 2013	December 31, 2012
	(Unaudited)
Chan Kit ($242,000 eliminated in consolidation)	$203,072	$-
Honghong Zhuo	1,668,062	1,642,203
Panxing Zhuo	4,606,144	6,196,248
Qing Lin	102,443	100,855
Xiaofang Zhuo	8,472,855	769,251
Xiaomei Yang	9,327,057	7,598,782
China Communication Materials Central and South Co., Ltd	7,003,929	6,895,349
Fujian Haiyi International Shipping Agency Co., Ltd.	246,946	243,117
Fujian Lutong Highway Engineering Construction Co., Ltd.	2,195,208	2,161,177
Fujian Yihai Investment Co., Ltd	15,031,697	13,467,150
Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd.	971,372	956,315
Fuzhou Haoyouli Fisheries Development Co., Ltd.	7,317,898	7,204,451
Fuzhou Wanhao Real Etate Property Investment Co., Ltd	2,608,360	2,567,923
	$59,755,043	$49,802,821

  Advance to related parties represented loans to related parties. These balances are not collateralized, carry no interest, and do not have specific repayment terms.

(c)	Advance from related parties

  China Dredging

	March 31, 2013	December 31, 2012
	Unaudited

Chan Kit (eliminated $242,000 in consolidation)	$752,350	$560,216
Fuzhou Dongxing Longju Real Estate Co., Ltd	1,610,099	-
Fujian Yihai Investment Co., Ltd	3,220,197	-
	$5,582,646	$560,216

  Advance from related parties are not collateralized, carry no interest, and do not have specific repayment terms.

  Merchant Supreme

	March 31, 2013	December 31, 2012
	(Unaudited)

Chan Kit	$153,961	$153,961
China Dredging (eliminated in consolidation)	272,000	-
Fuzhou Dongxing Longju Real Estate Co., Ltd	805,050	-
Fujian Honglong Ocean Fishing Co., Ltd	12,847,496	-
	$14,078,507	$153,961

  Advance from related parties are not collateralized, carry no interest, and do not have specific repayment terms.

21.	CAPITAL

(a)	Share capital

  On February 25, 2013, CGEI completed its merger with CDGC and the various transactions contemplated by the Agreement and Plan of Merger, (the “Merger Agreement”) dated as of October 24, 2012 among CGEI, CDGC, and China Dredging Sub Ltd. and the share purchase of Merchant Supreme contemplated by the share Purchase Agreement, dated as of October 24, 2012 (the “Share Purchase Agreement”), among CGEI and (collectively, the “Business Combination”) Merchant Supreme. Upon the consummation of the Business Combination, the ordinary shares, par value $0.001 per share of the Company were listed on The NASDAQ Capital Market under the symbol “PME”. Pursuant to the terms of the Merger Agreement, upon completion of the Merger, each share of then-issued outstanding ordinary shares and Class A preferred A shares of CDGC was automatically cancelled and converted into the right to receive 0.82947 Company Ordinary Shares. Pursuant to the terms of the Share Purchase Agreement, all of the issued and outstanding shares of Merchant Supreme capital shares were purchased by the Company for an aggregate of 25,000,000 Company Ordinary Shares. On February 26, 2013, the Company announced that it had completed the Business Combination.

(b)	Retained earnings and statutory reserves

  Fujian Service, Fujian WangGang, Wonder Dredging, PingTan XingYi, PingTan, ZhuoYing Pingtan Guansheng and Pingtan Fishing Group operate in the PRC, are required to transfer 10% of their net profits after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year. The statutory reserves of the Company represent the statutory reserves of the above-mentioned companies as required under the PRC law.

  The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the shareholders' equity. This statutory reserve is not distributable in the form of cash dividends.

  Retained earnings and statutory reserves as of March 31, 2013 and December 31, 2012 consisted of the following:

China Dredging
	March 31, 2013	December 31, 2012
	(Unaudited)

Retained earnings	$192,298,599	$183,053,524

Statutory reserves	$15,481,377	$15,386,316

(b)	Retained earnings and statutory reserves

  As of March 31, 2013, the statutory reserves of Fujian Service and Wonder Dredging have fulfilled the requirement of PRC accounting rules and regulations. Fujian WangGang and PingTan ZhuoYing had sustained losses since its establishment; therefore no appropriation of net profits to the statutory reserves was required.

Merchant Supreme
	March 31, 2013	December 31, 2012
	(Unaudited)

Retained earnings	$40,989,561	$36,537,115

Statutory reserves	$4,000,326	$4,000,326

  As of March 31, 2013, the statutory reserve of Pingtan Fishing has fulfilled the requirement of PRC accounting rules and regulation. Pingtan Guansheng, Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying had sustained losses since its establishment; therefore no appropriation of net profits to the statutory reserves was required.

22.	INCOME TAXES

  China Dredging

  CDGC is incorporated in the BVI, the laws of which do not require CDGC to pay any income taxes or other taxes based on revenue, business activity or assets. CDGC has subsidiaries domiciled and operating in other countries and those entities file separate tax returns in the respective jurisdictions in which they are domiciled or operate.

  Two of the CDGC’s subsidiaries, China Dredging HK and Master Gold, are domiciled in Hong Kong and would be subject to statutory profit tax in that jurisdiction of 16.5%. CDGC’s VIEs, Wonder Dredging and Fujian Service, and CDGC’s other subsidiaries, Fujian WangGang, PingTan XingYi and PingTan ZhuoYing operate in the PRC, where they are subject to a 25% statutory profit tax.

  A reconciliation of the expected income tax expense to the actual income tax expense for the three months ended March 31, 2013 and 2012 was as follows:

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Income before income tax	$11,543,387	$28,998,714

Expected PRC income tax expense at statutory tax rate of 25%	$2,885,847	$7,249,679
Add: Non-deductible expenses	59,446	80,519
Less: Non-taxable income	(491,095)	(368)
Less: Tax exemption*	(147,470)	-
Effect of exchange rate	(103,477)	66
Actual income tax expense	$2,203,251	$7,329,896

  *Note 1: Since PingTan XingYi is newly incorporated, the income tax was calculated by 2% of revenue and it is approved by the Tax Bureau.

  The PRC tax system is subject to substantial uncertainties and has been subject to recently enacted changes, the interpretation and enforcement of which are also uncertain. There can be no assurance that changes in PRC tax laws or their interpretation or their application will not subject CDGC to substantial PRC taxes in future.

  No deferred tax liability has been provided as the amount involved is estimated to be immaterial. Fujian Service and PingTan XingYi have analyzed the tax positions taken or expected to be taken in their tax filings and have concluded they have no material liability related to uncertain tax positions.

  For the three months ended March 31, 2013 and 2012, there was no unrecognized tax benefit. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its financial tax position. As of March 31, 2013 and December 31, 2012, CDGC did not accrue any interest and penalties.

23.	RELATED PARTY TRANSACTIONS

China Dredging
	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Office rental
Ping Lin (1)	$12,672	$12,505

Hire charge of crew
Fujian Haiyi International Shipping Agency Co., Ltd (2)	114,896	275,299
	$127,568	$287,804

(1)	CDGC’s VIE, Fujian Service, entered into an office rental agreement in 2008 with Ping Lin, a relative of one of the former owners, Qing Lin, which will expire on December 31, 2015. Fujian WangGang and Wonder Dredging also entered into office rental agreements in 2010 with Ping Lin. The office rental agreements between Fujian WangGang and Ping Lin, and Wonder Dredging and Ping Lin will expire on June 9, 2013 and April 30, 2013, respectively.

(2)	Fujian Service entered into four crew hire agreements with Fujian Haiyi International Shipping Agency Co., Ltd which is ultimately majority-owned and controlled by Sunqiang Zhou, brother-in-law of Xinrong Zhuo. One of the agreements expired in July 2012 and the others will expire in 2014.

Merchant Supreme
	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Sale of frozen fish and other marine catches
Shenzhen Western Coast Fisherman Pier Co., Ltd.	$7,964,540	$-
Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd. (1)	-	3,545,481
Fujian Xinnong Ocean Fisheries Development Co., Ltd.	-	5,582,961
Total sales	$7,964,540	$9,128,442
Purchase of fuel, fishing nets and other onboard consumables (2)
Fujian Honglong Ocean Fishing Co., Ltd	$598,422	$414,305
PT. Avona Mina Lestari	7,213,950	-
	7,812,372	414,305
Purchase of vessel maintenance service (3)
PT. Avona Mina Lestari	604,666	634,951
Purchase of transportation service (3)
Haifeng Dafu Enterprise Company Limited	475,550	482,537
Hai Yi Shipping Limited	472,153	158,234
Hongfa Shipping Limited	565,774	-
PT. Avona Mina Lestari	35,149	212,304
	1,548,626	853,075
Cold storage warehouse and office rental
Ping Lin (6)	3,378	-
Fujian Honglong Ocean Fishing Co., Ltd (4)	-	125,403
	3,378	125,403
Indonesia fleet vessel agency fee payable (5)
PT. Avona Mina Lestari	172,442	47,621

Crewmen compensation paid on behalf
PT. Avona Mina Lestari	-	137,500
Fujian Honglong Ocean Fishing Co., Ltd	-	101,195
	-	238,695
Indonesia fishing licenses paid on behalf
PT. Avona Mina Lestari	292,848	104,901
Total purchases and expenses	$10,434,332	$2,418,951

(1)	On January 4, 2012, Merchant Supreme’s VIE, Pingtan Fishing, and Haifeng Dafu entered into a sale agreement. Pingtan Fishing sold Haifeng Dafu 2,193,820 kilograms of frozen hairtail, at price of $2.12 per kilogram, for a total consideration of $4,582,758.

(2)	Fuel, fishing nets and other consumables were sold to Pingtan Fishing at prevailing market prices.

(3)	Vessel maintenance and transportation services were charged to Pingtan Fishing at prices mutually agreed by the related parties and Pingtan Fishing.

(4)	Pingtan Fishing sub-leased office area and cold storage warehouse cells from Hong Long. Pursuant to an Office Space Rental and Staff Dispatch Agreement entered into on January 1, 2010 with a three-year term, annual lease and facilities expenses are $158,438. Cold storage warehouse cell sub-lease contracts were entered into simultaneously with Hong Long’s lease contracts with the third party lessor, which are renewed every 12-to-16 months. The agreements were terminated on July 31, 2012.

(5)	Pursuant to Fishing Vessel Administrative Agency Agreement dated December 28, 2009, followed by a Fishery Cooperative Agreement dated July 1, 2011 with a two-year term, entered into between Pingtan Fishing and Avona, Pingtan Fishing is payable to Avona an annual agency fee, calculated at mutually agreed amount of $10,000 and $20,000, for the period from January 1, 2010 to June 30, 2011, and for the period from July 1, 2011 to July 1, 2013, respectively, for each of Pingtan Fishing’s fishing vessels Avona acts as an agent.

(6)	Pingtan Fishing leased office from Ping Lin. Pursuant to a rental agreement entered into on July 31, 2012 with three-year term, annual lease is $13,512.

24.	CERTAIN RISKS AND CONCENTRATIONS

(a)	Credit risk

  As of March 31, 2013 and December 31, 2012, a substantial portion part of the Company’s cash included bank deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company does not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

(b)	Major customers

  Customers accounting for 10% or more of the Company's revenues were as follows:

China Dredging	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

CCCC Shanghai Dredging Co., Ltd *	-	27%
CCCC Tianjin Dredging Co., Ltd *	-	19%
CCCC Guangzhou Dredging Co., Ltd *	11%	13%
Guangdong Jindonghai Holding Co. Ltd	32%	-
Nanjing Shuili Engineering Co., Ltd	27%	-
China Gezhouba Group Co., Ltd	23%	-
	93%	59%

  * Indicates customers under control of a common parent company

  The major customer of the CDGC is China Communications Construction Company Ltd (“CCCC”) and its subsidiaries, including CCCC Guangzhou Dredging Co., Ltd, CCCC Shanghai Dredging Co., Ltd, CCCC Tianjin Dredging Co., Ltd, CCCC Third Harbor Engineering Co., Ltd, CCCC Fourth Harbor Engineering Co., Ltd and SDC Waterway Construction Co., Ltd. For the three months ended March 31, 2013 and 2012, CCCC and its subsidiaries accounted for 11% and 61%, respectively, of the CDGC’s total contract revenue.

  CCCC is a state-owned enterprise that acts as a general contractor and performs in significant majority of the port infrastructure and dredging activity in the PRC. CCCC and its subsidiaries subcontract a portion of the required dredging services to specialty contractors. CDGC does not have any relationship with these customers.

Merchant Supreme
	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Shenzhen Western Coast Fisherman Pier Co., Ltd.	40%	-
Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd	-	23%
Fujian Xinnong Ocean Fisheries Development Co., Ltd	-	36%
	40%	59%

(c)	Major suppliers

  Suppliers accounting for 10% or more of the Company's total purchases were as follows:

China Dredging
	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Supplier A	-	24%
Supplier B	-	15%
Supplier C	53%	13%
Supplier D	-	12%
Supplier F	37%	-
	90%	64%

  CDGC’s VIE, Fujian Service, is dependent on third-party consumable parts manufacturers for all of its supply of dredging consumable parts. For the three months ended March 31, 2013 and 2012, products purchased from the Fujian Service's three largest suppliers accounted for 99% and 52% of product purchases, respectively. Fujian Service is dependent on the ability of its suppliers to provide products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on Fujian Service. Fujian Service believes that its relationships with its suppliers are satisfactory, and Fujian Service has never experienced inadequate supply from suppliers.

Merchant Supreme
	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

PT. Avona Mina Lestari	54%	15%
Supplier A	14%	65%
	68%	80%

25.	COMMITMENTS

(a)	Operating lease commitments

  China Dredging

  The total future minimum lease payments under non-cancellable operating leases with respect to dredgers, crew, consumable parts and office as of March 31, 2013 were payable as follows:

	Hire charge	Hire charge	Consumable
	of dredgers	of crew	parts supply	Office rental	Total
For the years ended
December 31,
2013	$4,390,001	$1,553,299	$10,853,228	$-	$16,796,528
2014	2,160,216	930,884	3,998,411	12,684	7,102,195
2015	764,797	579,635	-	12,684	1,357,116
	$7,315,014	$3,063,818	$14,851,639	$25,368	$25,255,839

  Rental expenses under non-cancellable operating leases arrangements for the three months ended March 31, 2013 and 2012 was $2,738,195 and $5,962,360, respectively, of which $127,568 and $287,804 respectively, was paid to the related parties (see Note 23).

  The operating lease commitments below include both the related parties commitments and non-related parties commitments. The total future lease payments as of March 31, 2013 are summarized as follows:

	Hire charge	Hire charge	Consumable
	of dredgers	of crew	parts supply	Office rental	Total

Related parties commitments	$-	$470,863	$-	$25,368	$496,231
Non-related parties commitments	7,315,014	2,592,955	14,851,639	-	24,759,608
	$7,315,014	$3,063,818	$14,851,639	$25,368	$25,255,839

  Merchant Supreme

  Pingtan Fishing leased office from Ping Lin. Pursuant to a rental agreement entered into on July 31, 2012 with three-year term, annual lease is $13,512. The total future minimum lease payments under non-cancellable operating leases with respect to cold storage warehouse and office as of March 31, 2013 were as follows:

	Cold storage
	warehouse	Office rental	Total
For the years ended December 31,
2013	$23,948	$10,144	$34,092
2014	-	13,525	13,525
2015	-	7,889	7,889
	$23,948	$31,558	$55,506

  Rental expenses under non-cancellable operating leases arrangements for the three months ended March 31, 2013 and 2012 was $75,153 and $125,403, respectively, of which $3,378 and $125,403 are paid to the related parties (Note 23).

  The operating lease commitments below include both the related parties commitments and non-related parties commitments. The total future lease payments as of March 31, 2013 are summarized as follows:

	Cold storage
	warehouse	Office rental	Total

Related parties commitments	$-	$31,558	$31,558
Non-related parties commitments	23,948	-	23,948
	$23,948	$31,558	$55,506

(b)	Capital commitments

  China Dredging

  CDGC had the following capital commitments as of March 31, 2013:

Contracted, but not provided for:
Acquisition of dredgers, net of deposit paid	$50,718,104
Acquisition of air-conditioning, net of deposit paid	10,892
$50,728,996

  The future payments required under the purchase contracts as of March 31, 2013 are as follows:

For the year ended December 31, 2013	$50,728,996

Merchant Supreme

Merchant Supreme had the following capital commitments as of March 31, 2013:

Contracted, but not provided for:
Acquisition of fishing vessels, net of deposit paid	$6,118,374

The future payments required under the purchase contracts as of March 31, 2013 are as follows:

For the year ended December 31, 2013	$6,118,374

26.	CONDENSED PARENT COMPANY FINANCIAL INFORMATION

  For the purpose of preparing these supplemental condensed parent company (unconsolidated) financial statements, the Company records its investment in subsidiaries under the equity method of accounting as prescribed in ASC Topic 323, “Investments - Equity Method and Joint Ventures”. Such investment and long-term loans to subsidiaries are presented on the balance sheet as “Investments in subsidiaries” and the income of the subsidiaries is presented as “Equity in income of subsidiaries” on the statements of income.

  These supplemental condensed parent company (unconsolidated) financial statements should be read in conjunction with the notes to the Company’s consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

  As of March 31, 2013, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Company’s consolidated financial statements, if any.

  CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Prepaid expenses	$24,000	$-
Investments in subsidiaries	415,620,085	400,298,968
Total assets	$415,644,085	$400,298,968

Liabilities and equity
Current liabilities
Accrued liabilities and other payables	$10,059	$-
Total current liabilities and total liabilities	10,059	-

Shareholders' equity
Total shareholders' equity	415,634,026	400,298,968
Total liabilities and equity	$415,644,085	$400,298,968

  CONDENSED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

General and administrative expenses	$10,041	$-
Equity in income of subsidiaries	13,768,326	-
Net income	$13,778,367	$-

  CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Net cash used in investing activities	$(3,565,355)	$-

Net decrease in cash	(3,565,355)	-

Cash at the beginning of the period	3,565,355	-

Cash at the end of the period	$-	$-

  ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  References to the “Company,” “us” or “we” refer to Pingtan Marine Enterprise Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

  Overview

  We are a marine enterprises group, engaging in dredging services and ocean fishing through our two wholly-owned subsidiaries, China Dredging Group, or CDGC, and Merchant Supreme, and their respective PRC operating subsidiaries or VIEs, PingTan XingYi Port Service Co., Ltd. or PingTan XingYi, Fujian Xing Gang Port Service Co., Ltd., or Fujian Service and Fujian Provincial PingTan County Ocean Fishing Group Co., Ltd., or Pingtan Fishing. PingTan XingYi and Fujian Service provides specialized dredging services exclusively to the PRC marine infrastructure market and is, based on the number and capacity of the dredging vessels it operates, one of the leading independent (not state-owned) providers of such services in the PRC. Since its inception, it has functioned exclusively as a specialist subcontractor, performing dredging services for other companies licensed to function as general contractors. Pingtan Fishing primarily engages in ocean fishing with many of its self-owned vessels operating within the Indian Exclusive Economic Zone and the Arafura Sea of Indonesia. Pingtan Fishing is a growing fishing company and provider of high quality seafood in the PRC.

  Although CDGC’s services entail dredging site surveys, project planning, engineering, and project management, these activities are all performed in support of the operations of CDGC’s dredging vessels. The number, type and capacity of those vessels determine the maximum level and scope of CDGC’s operations. Fujian Service began operations with a single dredger and acquired four more dredgers during 2008 by purchase or lease. In June 2010, CDGC leased and deployed four additional dredgers, sometimes referred to herein as the 2010 leases, bringing CDGC’s total fleet to nine. In January 2011, CDGC acquired one of the dredging vessels originally leased in 2008. From April to November 2011, CDGC entered into leases for three non-self-propelling cutter suction dredgers, one trailer suction hopper dredger and two grab dredgers, and terminated two lease agreements for one non-self-propelling cutter suction dredger and one trailer suction hopper dredger, respectively, bringing CDGC’s total fleet to thirteen. In July 2012, CDGC did not renew two dredger lease agreements when the contracts expired, and terminated another dredger lease. In December 2012, CDGC terminated one dredger lease. CDGC determined that the four dredgers were not suitable for its upcoming projects, which it intends to complete with its remaining fleet. Currently CDGC had nine dredgers and its dredging capacity has permitted CDGC to commensurately increase the volume of dredging that CDGC has performed. Contract value in CDGC’s industry is generally directly related to the quantity of material dredged, typically expressed in terms of cubic meters. Pricing for each cubic meter, or unit, dredged can vary with project conditions and complexity, the distance that dredged material must be moved after it is excavated, and other factors.

  CDGC owns and operates four non-self-propelling cutter-suction dredgers with capacity ranging from 2,000 to 3,500 cubic meters per hour. CDGC also leases and operates one non-self-propelling cutter-suction dredger whose capacity is 3800 cubic meters per hour, two trailer suction-hopper dredgers with capacities ranging from 3,500 to 6,500 cubic meters per hour, and two grab dredgers with capacities of 350 cubic meters per hour. This range of vessel types and sizes gives CDGC the flexibility to bid on different types of projects and, CDGC believes, additional opportunities to increase its profit margins. Notwithstanding CDGC’s diverse fleet and capability to handle various project types, CDGC’s business has tended to focus increasingly on reclamation projects. For three months ended March 31, 2013 and 2012, reclamation dredging projects represented approximately 60.3% and 68.4% of CDGC’s total revenues, respectively. CDGC believes that its high concentration of reclamation projects will continue because its fleet is well suited to handle reclamation work and CDGC expects the growth of such projects in the PRC to continue to outpace capital or maintenance dredging.

  Dredging projects awarded in the PRC are highly concentrated among a small number of general contractors, some of whom share a common parent company. Accordingly, as a sub-contractor, CDGC’s customer concentration is high and CDGC has little ability to negotiate differentiated terms for contracts comprising the substantial majority of its revenue. To balance this, CDGC is striving to diversify its customer base to the extent practicable, but the opportunities to do so are limited. CDGC’s concentration of revenue with CDGC’s largest customer was 31.0%, 33.5% and 36.4%, respectively, in 2012, 2011 and 2010 and 41.7% for three months ended March 31, 2013. CDGC expects its total revenues to remain heavily concentrated among a small group of customers for the foreseeable future.

  Merchant Supreme is a fast growing fishery company that harvests a variety of fish species in the Exclusive Economic Zone in Arafura Sea in Indonesia and in the Bay of Bengal in India. Merchant Supreme markets its products in China to a diverse group of customers including distributors, restaurant owners and exporters.

  As of March 31, 2013 and 2012, Merchant Supreme owns a premier fleet of 38 single trawling vessels and two drift netters, and 20 single trawling vessels and 2 drift netters, respectively. Each vessel carries crew of 10 to 15 persons. Currently, Merchant Supreme catches nearly 30 different species of fish including hairtail, squid, Spanish mackerel, spotted maigre, Indian white shrimp, octopus, red snapper and silver pomfret. All of Merchant Supreme’s catch is shipped back to China. Merchant Supreme’s fishing vessels transport frozen catch to cold storage warehouse at nearby onshore fishing bases. Merchant Supreme then arranges periodic charted transportation ships to deliver frozen stocks to its three cold storage warehouses located in one of China’s largest seafood trading centers, Mawei Seafood Market in the Fujian Province.

  Merchant Supreme derives its revenue primarily from the sales of frozen seafood products. Merchant Supreme recognizes revenues upon the delivery of products and when the title and risk of loss of the product are transferred to the buyers. Merchant Supreme sells its products directly to its customers. Customers contact Merchant Supreme’s sales department directly, making an offer for Merchant Supreme’s seafood products. Merchant Supreme’s customers include distributors, restaurant owners and exporters, and most of Merchant Supreme’s customers have long-term and trustworthy cooperative relationship with Merchant Supreme. Merchant Supreme’s existing customers also introduce new customers to Merchant Supreme from time to time. With the expansion of operating capacity and expected increasing harvest volume in the coming years, Merchant Supreme will develop new customers from existing and new territories in China. Merchant Supreme believes that its profitability and growth are depending on its ability to expand its customer base in existing and new markets.

  Merchant Supreme’s operating results are subject to seasonal variations. Harvest volume is highest in the fourth quarter of the year and harvest volume in the second and third quarters is relatively low due to the spawn season of certain fish species, including ribbonfish, cuttlefish, butterfish, and calamari. Based on past experiences, demand for seafood products is the highest from December to January due to the Chinese New Year. During the second and third quarter, Merchant Supreme’s unit cost of sales and gross margin are lower due to the decrease in harvesting amount and consistent costs.

  Significant Factors Affecting Our Results of Operations

  CDGC believes that the following primary factors affect its revenues and operating margins:

●	Governmental policies and availability of sub-contract opportunities. CDGC opportunities to bid on dredging subcontracts depends significantly upon the PRC government’s public spending on port and navigable waterway projects and for land reclamation. The nature, extent and timing of these projects, however, is affected by the interplay of a variety of factors, including the PRC government’s spending commitments to improve and maintain marine transportation infrastructure industry and the general conditions and prospects of the PRC economy. The pattern of PRC government spending and economic activity has been robust and growing since the inception of Fujian Service and CDGC expects this trend to continue for the foreseeable future, with the result that CDGC believes the demand for dredging exceeds the immediate industry capacity and will continue to do so for the foreseeable future. These constrained conditions permit dredging contractors, and sub-contractors such as CDGC, to keep their fleet utilization at high levels and give them a limited degree of positive pricing power. CDGC expects this favorable dynamic to continue, and it is the basis of and is evidenced by the positive trend of unit prices that CDGC has experienced since 2008.

●	CDGC dredging fleet capacity to undertake contracts. Since inception, CDGC has had more dredging work contracted than CDGC could immediately perform. CDGC owns or leases two trailer suction hopper dredgers, five non-self-propelling cutter suction dredgers, and two grab dredgers. Notwithstanding CDGC’s current backlog, future revenue growth largely depends on the addition of new vessels to CDGC’s fleet.

●	CDGC ability to manage its costs under fixed-price contracts. Substantially all of CDGC’s revenue-generating contracts are fixed-price contracts under which CDGC is paid a specified price for CDGC’s performance of the entire contract. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs of materials, operational difficulties and other changes that may occur during the contract period. As a result, CDGC’s can only realize profits on these contracts if CDGC successfully estimates project costs and avoid cost overruns. To limit CDGC’s exposures to fixed contract prices, CDGC strives to keep contract durations short (less than one year) and CDGC endeavors to rigorously manage each individual project. Short contract periods also limit CDGC’s exposure to uncertainties in determining final contract values.

●	Provision of key supplies and operational support by customers. By contract CDGC’s customers generally provide key operating supplies (most notably fuel) and support services (such as supply ships and tug services for repositioning non-self-propelling dredgers) for CDGC’s operations. CDGC’s believe these arrangements are typical of dredging subcontractors in the PRC, but may not reflect the standard market practice of dredging service companies operating outside of the PRC. Consequently, it may be difficult to compare CDGC’s results of operations with dredging service companies operating elsewhere or which do not enjoy similar arrangements. In CDGC’s experience, the availability of customer-provided supplies and services has lowered CDGC’s revenues, capital and working capital requirements, and reported costs relative to operations without customer-provided supplies and services. CDGC believes that such arrangements have also materially lowered CDGC’s exposure under fixed-price contracts as CDGC does not bear the risk of fluctuations in price or errors in estimating the costs of such items. The historical pattern of customer-provided supplies and support may not continue into the future, though each contract included in CDGC’s backlog provides for such arrangements.

●	CDGC’s ability to operate its dredgers at or above nameplate rates and at high levels of utilization. CDGC strives to keep CDGC’s dredgers in operation 24 hours per day, 7 days per week, the theoretical maximum, and to reduce downtime for maintenance and redeployment to new dredging sites. However, as a practical matter, CDGC believes that sustaining dredger operations in the range of 50 – 60% of the theoretical maximum constitutes full utilization of CDGC’s dredger capacity, which CDGC estimates it has achieved since the inception of Fujian Service in 2008. In general, CDGC accomplishes full utilization by concentrating its business on projects clustered in a single region or geographic area and deploying multiple dredgers to such areas. As a result, CDGC works in fewer locations and on fewer individual projects than the number of dredgers in CDGC’s fleet, thereby ensuring prompt provisioning of spare parts and reduced downtime for vessel repositioning. In addition, CDGC strives to operate and maintain CDGC’s dredgers and related capital equipment so that they achieve or exceed the manufacturers’ performance specifications. CDGC’s success in implementing these operating strategies directly affects CDGC’s effective capacity, dredging volumes and revenues. These strategies also allow CDGC to reduce unit costs and increase operating margins by spreading fixed costs over a large revenue base.

●	The increased significance of lease expense in CDGC’s operating costs. In 2009, CDGC owned three dredgers and leased two dredgers. CDGC’s number of leased dredgers increased to six in June 2010. The additional leases increased the percentage of leased vessels from 40% in 2009 to more than 60% after June 2010. In January 2011, that percentage declined to 56% after CDGC purchased one of its previously-leased dredgers. Subsequent leases of four dredgers (net of two lease terminations) have increased CDGC’s percentage of leased vessels to approximately 69%. In July 2012, that percentage declined to 60% after leases for three dredgers terminated or were not renewed. In December 2012, that percentage declined to 55.6% after the lease for one dredger terminated. This change in CDGC’s vessel ownership should be considered when making direct comparisons of expenses and margins for current and historical periods.

  Merchant Supreme believes that the following primary factors affect its revenues and operating margins:

●	Governmental Policies: Fishing is a highly regulated industry and Merchant Supreme’s operations require licenses and permits. Merchant Supreme’s ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable governments. Merchant Supreme’s inability to obtain, or loss or denial of extensions, to any of its applicable licenses or permits could hamper Merchant Supreme’s ability to generate revenues from its operations.

●	Resource & Environmental Factors: Merchant Supreme’s fishing expeditions are based in India and Indonesia. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to Merchant Supreme’s operations and could adversely affect Merchant Supreme’s sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper Merchant Supreme’s operations. Merchant Supreme’s fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may have impact on Merchant Supreme’s harvest volume.

●	Fluctuation on Fuel Prices: Merchant Supreme’s operations may be adversely affected by fluctuations in fuel prices. Changes in fuel price may ultimately result in increases in the selling prices of Merchant Supreme’s products, and may, in turn, adversely affect its sales volume, revenue and operating profit.

●	Competition: Merchant Supreme engages in fishing business in the Arafura Sea in Indonesia and the Bay of Bengal in India. Competition within Merchant Supreme’s dedicated fishing areas is not significant as the region is not overfished and regulated by the government, which limits the number of vessels that are allowed to fish in the territories. Competition in the market in China is high, as fish compete with other sources of protein. Merchant Supreme competes with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. Merchant Supreme’s catch appeals to a wide segment of consumers because of the low price points of its products. Merchant Supreme has been able to sell its catch at market prices and such market prices were quite stable during 2010 and 2011, but increased significantly during 2012.

●	Fishing Licenses: Each of Merchant Supreme’s fishing vessels requires an approval from the Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are valid for a period from three-to-twelve months, and are awarded to Merchant Supreme at no cost. Merchant Supreme applies for the renewal of the approval prior to expiration to avoid interruptions of its fishing vessels’ operations. Each of Merchant Supreme’s fishing vessels operated in Indonesian waters requires a fishing license granted by the authority in Indonesia. Indonesian fishing licenses remain effective for a period of twelve months and Merchant Supreme applies for renewal upon expiration. Merchant Supreme records cost of Indonesian fishing licenses in prepaid expenses and amortizes over the effective period of the licenses.

  PRINCIPAL INCOME STATEMENT COMPONENTS

  Revenue

  CGDC’s Revenue Recognition:

  We recognize contract revenues under the percentage-of-completion method to determine the appropriate amount to be recognized in a given period. Depending on the nature of contracts, the stage of completion is measured by reference to (a) the proportion of contract costs incurred for work performed to date to estimated total contract costs; (b) the amount of work certified by a site engineer; or (c) the completion of a physical proportion of the contract work. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Provisions for estimated losses on contracts in progress are made in the period in which they are identified. In the event that contract revenue cannot be estimated reliably, contract revenue is recognized only to the extent of contract costs incurred that are likely to be recoverable.

  Merchant Supreme’s Revenue Recognition

  Sale of frozen fish and other marine catches

  Merchant Supreme recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed or determinable, and collection of the resulting receivable is reasonably assured.

  With respects to the sale of frozen fish and other marine catches to third party customers, most of which are sole proprietor regional wholesalers in China, Merchant Supreme recognizes revenue when customers pick up purchased goods at Merchant Supreme’s cold storage warehouse, after payment is received by Merchant Supreme or credit sale is approved by Merchant Supreme for recurring customers with excellent payment history.

  Merchant Supreme does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers. Merchant Supreme does not accept returns from customers. Deposits or advance payments from customers prior to delivery of goods are recorded as receipt in advance.

  Cost of goods sold

  Our cost of sales primarily consists of fuel costs, consumable parts and maintenance fees, leasing fees, and, to a lesser extent, direct labor costs and other overhead costs. Fuel costs generally accounted for the majority of our cost of sales.

  Gross Profit

  Our gross profit is affected primarily by changes in production cost. Fuel, maintenance fee, consumable parts, leasing fee, freight and staff wages together account for about 70.5% of cost of goods sold for the three months ended March 31, 2013. The fluctuation of fuel price, freight price and the exchange rate may significantly affect the Company’s cost level.

  Operating expenses

  Our operating expenses consist of selling, general and administrative expenses.

  Selling, general and administrative expenses

  Our selling, general and administrative expenses include salaries, shipping expenses, and traveling expenses for our sales personnel, administrative staff costs and other benefits, depreciation of office equipment, professional service fees and other miscellaneous expenses related to our administrative corporate activities.

  Our sales activities are conducted through direct selling by our internal sales staff.  Because of the strong demand for our products and service, we have not had to start to aggressively market and distribute our products, and our selling expenses have been relatively small as a percentage of our revenues.

  We anticipate that our selling, general and administrative expenses will increase with the anticipated growth of our business and continued upgrades to our information technology infrastructure. We expect that our selling, general and administrative expenses will also increase as a result of compliance, investor-relations and other expenses associated with being a publicly listed company.

  Other income and expense

  Other income and expense include interest income, interest expense, merger costs, and other income.

  Our interest expense consists of expenses related to our short term and long term borrowings.  We expense all interest as it is incurred.

  Income taxes

  Under the current laws of the Cayman Islands and British Virgin Islands, we are not subject to any income or capital gains tax, and dividend payments we make are not subject to any withholding tax in the Cayman Islands or British Virgin Islands. Under the current laws of Hong Kong, we are not subject to any income or capital gains tax and dividend payments we make are not subject to any withholding tax in Hong Kong.

  PRC entities are governed by the Income Tax Law of the PRC and are subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, Pingtan Fishing is a qualified ocean fishing enterprise as certified by the Ministry of Agriculture of the PRC. The qualification is renewed on April 1 each year. According to Cai Shui Zi (1997) No. 114 “Notice of Ministry of Finance and the State Administration of Taxation on Relevant Issues concerning Enterprise Income Tax on Domestic Enterprises Engaged in Fishery Business” issued by the Ministry of Finance of the PRC and State Administration of Taxation in 1997, Order of the State Council of the People's Republic of China No. 512 “Regulation on the Implementation of the Enterprise Income Tax Law of the People's Republic of China” issued by the State Council in 2007, Guo Shui Fa (2005) No. 129 “Measures for the Administration of Tax Deduction or Exemption (Trial Implementation)” issued by State Administration of Taxation in 2008, and State Administration of Taxation Announcement (2011) No. 48 “Notice of the State Administration of Taxation on Relevant Issues concerning the Implementation of Preferential Policies of Enterprise Income Tax on Agriculture, Forestry, Stockbreeding and Fishery Projects”, Pingtan Marine is exempted from income tax derived from its ocean fishing operations in the periods it processes a valid Ocean Fishing Enterprise Qualification Certificate issued by the Ministry of Agriculture of the PRC.

  Other Comprehensive Income

  Pursuant to authoritative accounting guidance regarding comprehensive income, our comprehensive income consists of net income and foreign currency translation adjustments. We translate our assets and liabilities of foreign operation at the rate of exchange in effect on the balance sheet date. We translate income and expenses at the average rate of exchange prevailing during the period. The period-end rates for March 31, 2013 of RMB into one U.S. dollar was 6.2108. Average rates for the three month ended March 31, 2013 and 2012 were 6.2169 and 6.2997, respectively. The related translation adjustments are reflected in “Accumulated other comprehensive income” in the equity section of our consolidated balance sheets. Foreign currency gains and losses resulting from transactions are included in earnings. As of March 31, 2013 and December 31, 2012, the accumulated foreign currency translation gain was approximately $23.8 million and $22.2 million, respectively.

  Earnings per Ordinary Share

  Earnings per ordinary share (basic and diluted) is based on the net income divided by the weighted average number of ordinary shares outstanding during each period. Ordinary share equivalents are not included in the calculation of diluted earnings per ordinary share if their effect would be anti-dilutive.

  RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

  Revenue

  Revenues are derived from sale of aquatic products and contract revenue of our dredging services. Revenues decreased by 38.2% from $75.1 million in the three months ended March 31, 2012 to $46.4 million in the three months ended March 31, 2013. In the first quarter of 2013, the revenue from fishing increased by 26.4% to $19.7 million compared to $15.6 million in the same period in 2012 as a result of the acquisition of 20 new fishing vessels in 2012. However, the increase of fishing revenue was offset by a sharp decrease in the revenue of our dredging services. For three months ended March 31, 2013, revenue from the dredging services decreased to $26.7 million from $59.5 million in the same period in 2012, reflecting a decrease of 55.1%. This decrease was primarily due to the decrease of dredging volume as: i) we terminated the leasing agreements of three dredgers in July 2012 and one in December 2012 because these four dredgers did not fit our new Build-Transfer (BT) project, which has higher unit price; ii) four of our dredgers working in a project in northern China were only operated at 30% of their dredging capacity because of the unusually inclement weather in northern China during the first quarter of 2013. As the weather has improved since March 2013, we do not believe it will continuously impact our operation in the rest of the year. As a result, we only completed 12.7 million cubic meters of dredging volume in the first quarter of 2013 compared to 32.5 million in the same period last year, reflecting a decrease of 60.9%.

  The table below sets forth more detail regarding the revenue breakdown by specific category (the volume for dredging services is based on number of cubic meters and for fishing is based on number of kilograms):

	Three months ended March 31,
	2013			2012
	Revenue	Volume	Average price	Revenue	Volume	Average price

Dredging Services	$26,739,071	12,683,965	$2.11	$59,499,531	32,472,430	$1.83
Fishing	19,669,476	9,528,000	2.06	15,556,203	7,950,000	1.96
Total	$46,408,547			$75,055,734

  Cost of Sales and Gross Margin

  The following tables set forth our cost of sales and gross profit, both in amounts and as a percentage of revenue for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,				Change in three months ended March 31, 2013 compared to three months ended March 31, 2012
	2013		2012
In thousands, except for percentage	US$	% of Revenue	US$	% of Revenue	%
Revenues:
Dredging Services	26,739	57.6%	59,500	79.3%	(55.1)%
Fishing	19,669	42.4%	15,556	20.7%	26.4%
Total revenue	46,409	100.0%	75,056	100.0%	(38.2)%
Cost of goods sold
Dredging Services	16,022	34.5%	28,022	37.3%	(42.8)%
Fishing	14,292	30.8%	9,709	12.9%	47.2%
Total COGS	30,315	65.3%	37,731	50.2%	(19.7)%
Gross Profit
Dredging Services	10,717	23.1%	31,477	41.9%	(66.0)%
Fishing	5,377	11.6%	5,847	7.8%	(8.0)%
Total gross profit	16,094	34.7%	37,325	49.7%	(56.9)%

Three months ended March 31,
	2013			2012
	US$	% of COGS	% of Revenue	US$	% of COGS	% of Revenue
COGS for Dredging
Wages	$436,993	1.4%	0.9%	$348,943	0.9%	0.5%
Leasing fee	2,002,606	6.6%	4.3%	4,593,552	12.2%	6.1%
Crew hire charge	722,917	2.4%	1.5%	1,356,303	3.6%	1.8%
Consumable parts	6,412,581	21.3%	13.8%	19,876,760	52.7%	26.5%
Depreciation	1,887,597	6.2%	4.1%	1,846,560	4.9%	2.4%
Fee for reclamation	4,141,168	13.7%	8.9%	-	-%	-%
Transportation cost	31,006	0.1%	0.1%	-	-%	-%
Purchase of material	124,024	0.4%	0.3%	-	-%	-%
Other direct costs	224,239	0.7%	0.5%	-	-%	-%
Overhead expenses	39,365	0.1%	0.1%	-	-%	-%
Total COGS for Dredging	16,022,496	52.9%	34.5%	28,022,118	74.3%	37.3%
COGS for Fishing
Fuel cost	8,966,086	29.7%	19.1%	5,732,921	15.2%	7.6%
Freight	1,946,294	6.4%	4.2%	956,805	2.5%	1.3%
Labor cost	1,007,450	3.3%	2.1%	595,708	1.6%	0.8%
Maintenance fee	593,459	2.0%	1.6%	712,022	1.9%	0.9%
Spare parts	590,332	1.9%	1.3%	464,593	1.2%	0.6%
License fee	281,034	0.9%	0.6%	117,634	0.3%	0.2%
Depreciation	741,993	2.4%	1.6%	1,076,026	2.9%	1.4%
Service fee	165,486	0.5%	0.3%	53,402	0.1%	0.1%
Total COGS for Fishing	14,292,134	47.1%	30.8%	9,709,111	25.7%	12.9%
Total COGS	$30,314,630	100.0%	65.3%	$37,731,229	100.0%	50.2%

  Total cost of goods sold for the three months ended March 31, 2013 was $30.3 million, reflecting a decrease of 19.7% from the same period in 2012. As a percentage of revenues, our cost of goods sold increased to 65.3% of revenues for the three months ended March 31, 2013, compared to 50.2% of revenues in the same period in 2012. Consequently, gross margin decreased to 34.7% in the three months ended March 31, 2013 from 49.7% for the same period in 2012, principally because: i) during the first quarter of 2013, the gross margin for dredging services decreased to 40.1% compared to 52.9% in the same period in 2012 as the costs, primarily including $4.1 million fees for reclamation, for our new build-transfer project in Kemen Industrial Zone, which paid for the whole project in the first quarter, however, these payments cannot be accounted with a weighted average basis, but have to be booked into the cost of goods sold as soon as it happens as the project is working in progress; ii) for the three months ended March 31, 2013, the gross margin for fishing decrease to 27.3% from 37.6% in the same period last year, because we launched 20 new fishing vessels in the year of 2012, bringing our fishing fleet to 40 vessels, consistently our costs were up sharply. Fuel cost increase by $3.2 million, or 56.4%, to $9.0 million in the three months ended March 31, 2013, compared to $5.7 million in the same period in 2012. Freight increase by $1.0 million, or 103.4%, to $1.9 million in the three months ended March 31, 2013, compared to $1.0 million in the same period in 2012. However, these 20 new fishing vessels were broken in during the three months ended of 2013, and they were not operating at full capacity.

  Total gross profit for the three months ended March 31, 2013 was $16.1 million, down 56.9% from gross profit of $37.3 million for the same period in 2012.

  Selling, General and Administrative Expenses

  The following table sets forth operating expenses and income from operations both in amounts and as a percentage of revenue for Selling, General and Administrative Expenses for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,				Change in three months ended March 31, 2013 compared to three months ended March 31, 2012
	2013		2012
In thousands, except for percentage	US$	% of Revenue	US$	% of Revenue	%
Gross profit	$16,094	34.7%	$37,325	49.7%	(56.9)%
Operating Expenses:
Selling expenses	(195)	(0.4)%	(210)	(0.3)%	(7.1)%
General & administrative expenses
Legal and professional fees	(82)	(0.2)%	(46)	(0.1)%	78.3%
Revenue tax	(842)	(1.8)%	(2,147)	(2.9)%	(60.8)%
Other taxes	(25)	(0.1)%	(59)	(0.1)%	(57.7)%
Insurance	(45)	(0.1)%	(59)	(0.1)%	(23.7)%
Salaries and Staff welfare	(126)	(0.3)%	(103)	(0.1)%	22.3%
Others	(288)	(0.6)%	(59)	(0.1)%	388.1%
Total G&A expenses	(1,408)	(3.1)%	(2,473)	3.4%	(43.1)%
Total operating expense	(1,603)	(3.5)%	(2,683)	3.7%	(40.3)%
Income from operations	$14,491	31.2%	$34,642	46.2%	(58.2)%

  Total selling, general and administrative expenses were $1.6 million for the three months ended March 31, 2013, compared to $2.7 million for the same period in 2012, reflecting a decrease of 40.3%.

  Selling expenses were $194,688 for the three months ended March 31, 2013, a decrease of 7.1% compared to the same period in 2012. The decrease was due to positive results from cost saving initiatives.

  General and administrative expenses decreased by $1.1 million, or 43.1%, to $1.4 million in the three months ended March 31, 2013, compared to the same period in 2012. The decrease in general and administrative expenses was primarily attributable to a $1.3 million decrease in revenue tax for dredging services to $0.8 million for three months ended March 31, 2013, compared to $2.1 million in the same period in 2012, as a result of a decrease of dredging services revenue in the first quarter of 2013. The revenue tax is revenue related and calculated as 3% of revenue, excluding the impact of the revenue tax, other general and administrative expenses increased by $0.3 million to $0.6 million for the first quarter of 2013 from $0.3 million in the same period last year.  Factors which caused this increase were higher administrative and professional fees associated with the Company being a public reporting company and our expanded scale of operations.

  Other Income and Expenses

  Included in other income and expense was of gain of $1.8 million and a loss of $0.2 million in the three months ended March 31, 2013 and 2012 respectively, related to the fair value adjustment to the embedded derivatives in CDGC’s preferred shares issued in CDGC’s 2010 Private Placement, as modified in the fourth quarter of 2012. As of the end of 2011, management assessed a very high probability that the required payment to the preferred shareholders would be triggered. The loss of $0.2 million principally represented the increase in the present value of the required payment as the deadline for avoiding payment became three months closer. The liability was trigged in the fourth quarter 2012, but the preferred shareholders agreed to modify the terms so that the contingent benefits to the preferred shareholders would be greater, but the Company would have more time to cause the ordinary shares to be listed and thereby avoid any payment. As of December 31, 2012, the fair value of the derivative liability was estimated at approximately $1.8 million. The conditions for automatic conversion of the preferred shares were triggered by the merger of CDGC into Pingtan Marine Enterprise Ltd. on February 25, 2013. This resulted in the cancellation of the embedded derivative and the related liability with a $1.8 million gain for the Company.

  Income tax

  For the three months ended March 31, 2013, income tax expense was $2.2 million. The tax expense was all from the dredging services as fishing is exempted from income tax, reflecting an effective tax rate of 13.8% from operation.  The effective tax rate for the same period in 2012 was 21.4%.

  Net Income

  Net income for the three months ended March 31, 2013 was $13.8 million, or 29.7% of revenue, compared to $26.9 million, or 35.8% of revenue, in the same period in 2012.

	Three months ended March 31,
	2013			2012
	Revenue	Net income	Net margin	Revenue	Net income	Net margin

Dredging Services	$26,739,071	$9,335,115	34.9%	$59,499,531	$21,668,818	36.4%
Fishing	$19,669,476	$4,447,426	22.6%	$15,556,203	$5,187,638	33.3%
Total	$46,408,547	$13,782,541	29.7%	$75,055,734	$26,856,456	35.8%

  Foreign Currency Translation Gain

  During the three months ended March 31, 2013, the RMB rose slightly against the US dollar, and we recognized a foreign currency translation gain of $1.6 million.

  LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 2013 we had cash of $206.1 million, an increase of $30.6 million from December 31, 2012. Our current assets totaled $297.5 million as of March 31, 2013 while our current liabilities totaled $72.4 million. We have financed our activities to date primarily through cash generated from operating activities and private placements of our securities.  Between October 2010 and December 2010, we completed multiple closings of our 2010 Private Placement and received net proceeds of approximately $46.4 million, which substantially increased our cash balance and strengthened our liquidity position.  We believe that our available working capital will be sufficient to maintain our operations at the current level for at least the next 12 months.

  As part of our efforts to expand our dredging and fishing capacity, we are continuing to actively explore opportunities to expand our fleet.  We intend to use the remaining proceeds from our 2010 Private Placement to finance further expansion of our fleet.  In the event that we are unable to fund our planned fleet expansion in a timely manner, we intend to use cash generated from operating activities and pursue alternative sources of financing, such as loan facilities from financial institutions.  As of the date of this Form 10-Q, we have no arrangements in place for such alternative sources of financing, which may not be available to us on reasonable terms, if at all.

  In accordance with the terms of the share purchase agreement under which we acquired Merchant Supreme, 70% of the net amount due from related parties per Merchant Supreme’s September 30, 2012 balance sheet, or $48.3 million, should have been repaid in connection with the consummation of the share purchase. As of March 31, 2013, $23.2 million had already been repaid by the applicable related parties. The remaining $25.1 million was not fully repaid in cash upon the consummation of the Merchant Supreme share purchase, and we have agreed with Xinrong Zhuo that the outstanding amount can be repaid with fishing vessels from Fuzhou Honglong Ocean Fishery Co., Ltd., or Hong Long, an affiliate of the Company, instead of cash, since Hong Long’s fishing vessels have licenses and will help Merchant Supreme increase its operations in the short term. Additional fishing vessels with licenses will enable Merchant Supreme to increase its harvest volume, revenue and net income. The fair value of such fishing vessels will be determined by an independent appraisal company hired by the independent directors of the board of directors of the combined company, Pingtan Marine. On May 13, 2013, we entered into an engagement letter with BMI Appraisal Limited for the performance of such appraisals.

  As of March 31, 2013, we had approximately $206.1 million in cash, up $30.6 million from $175.5 million at December 31, 2012. The following table summarizes our cash flows for each of the periods indicated:

	For the three months ended March 31,
	2013	2012

Net cash provided by operating activities	$31,508,223	$36,245,568
Net cash used in investing activities	(9,947,475)	(10,684,032)
Net cash provided by financing activities	8,823,537	13,840,432
Effect of exchange rate on cash and cash equivalents	235,221	(32,402)
Cash and cash equivalents at beginning of period	175,488,715	114,204,340
Cash and cash equivalents at end of period	$206,108,221	$153,573,906

  Operating activities

  For the three months ended March 31, 2013, cash provided by operating activities totaled $31.5 million compared to $36.2 million in the same period in 2012. This was primarily attributable to:

●	$13.8 million of earnings earned in the first quarter of 2013;

●	$28.6 million decrease in accounts receivable driven by the decrease of revenues in the first quarter of 2013, which includes a $19.3 million decrease in accounts receivable from dredging services and a $9.3 million decrease in accounts receivable from fishing. Most of our dredging customers are PRC state-owned enterprises and they settle the balances according to the percentage of completion of the contracts and the date of settlement specified in the contracts. Fishing product purchases are generally accorded 90 to 180 day payment terms, depending upon the creditworthiness of the customer. We have not experienced any uncollectible payment from the customers with credit terms;

●	$7.2 million decrease in receipt in advance, caused by reduction of advanced payments from customers;

●	$8.8 million increase in other receivables due to a $1.3 million increase in petty cash held for the B.T. project and a $7.6 million increase in grants receivable from the Government for constructing the new vessels;

●	$9.0 million increase in accounts payable due to the growth of revenue from fishing and the expansion of our fishing fleet; and

●	$3.8 million decrease in income tax payable.

  Investing activities

  For the three months ended March 31, 2013, we had a net cash outflow of $9.9 million from investing activities. That was primarily attributable to: i) a $4.0 million decrease in security deposits as one dredger’s lease contract terminated in December 2012; ii) a $9.4 million increase in proceeds from deferred income; iii) $13.3 million capital investment in purchase of new fishing vessels as a part of our planned expansion and ; iv) $10.0 million advances to related parties.

  Financing activities

  For the three months ended March 31, 2013, we had a net cash inflow of $8.8 million from financing activities which was primly driven by: i) $9.7 million proceeds from short-term loans; and ii) $23.3 million outflow for the repayment of short-term loans; iii) $22.4 million advanced from related parties.

  Nasdaql listing

  The Company’s Ordinary Shares are currently listed for trading on The NASDAQ Capital Market under the symbol “PME”. As previously disclosed, the Company’s continued listing was subject to confirmation by NASDAQ that the Company satisfied the initial listing requirement of 300 round lot shareholders. The NASDAQ Staff has since notified the Company that it has determined that the Company demonstrated compliance with this requirement. However, the NASDAQ Staff has raised concerns regarding the Company’s trading volume and liquidity. Accordingly, following a review of the Company’s plans for addressing these concerns, the NASDAQ Listing Qualifications Panel has determined to continue the listing of the Company’s shares subject to their review of information, once available, related to the Company’s bid price and trading volume following the effectiveness of the Company’s currently pending Registration Statement on Form S-3.

  Off-Balance Sheet Arrangements

  Guarantees and collateral provided to related parties

   In May 2012, Merchant Supreme’s VIE, Pingtan Fishing, and Hong Long jointly entered into a pledge contract with Fuzhou Rural-Commercial Bank Jianxin Branch. Pursuant to the terms of the pledge contract, Pingtan Fishing put certain fishing vessels as collateral to jointly secure Haoyouli’s short-term loan from the financial institution in amount of approximately $3.8 million which is due on May 27, 2013. In addition to the collateral provided to Haoyouli, Pingtan Fishing also guaranteed the repayment of the $3.8 million short-term loan.

  In October 2012, Pingtan Fishing entered into two pledge contracts with China Minsheng Banking Corp., Ltd. Pursuant to the terms of the pledge contracts, Pingtan Fishing put 10 fishing vessels, as collateral to secure Hong Long’s long-term loans from the financial institution in amount of approximately $10.5 million, which are due on April 18, 2015. In addition to the collateral provided to Hong Long, Pingtan Fishing also guaranteed the repayment of $45.1 million long-term loans.

  As of the date of this Form 10-Q, Pingtan Fishing had not received any demand from the lender to dispose the collateralized properties or to make any payments under the guarantee.

  In September 2012, Pingtan Fishing provided certain guarantees Hong Long for its short-term loans from China CITIC Bank Corporation Limited, in maximum guarantee amount of approximately $24.1 million. The short-term loans are due on September 21, 2013.

  In September 2012, Pingtan Fishing provided certain guarantees Hong Long for its short-term loans from Huaxia Bank in maximum guarantee amount of approximately $11.3 million. These short-term loans are due on September 5, 2013.

  In October 2012, Pingtan Fishing provided certain guarantees Hong Long for its short-term loans from Shanghai Pudong Development Corporation Limited, Fuzhou Branch, in maximum guarantee amount of approximately $8.1 million. The guaranteed short-term loans are due on September 5, 2013.

  In December 2012, Pingtan Fishing provided certain guarantees Shenzhen Western Coast Fisherman Pier Co., Ltd. for its term loans from China Construction Bank, Shenzhen Branch.

  In December 2012, Pingtan Fishing provided guarantee Haoyouli for its short-term loan from Fuzhou Rural-Commercial Bank Jianxin Branch, in the amount of approximately $1 million. The short-term loan is due on May 27, 2013.

  In January 2013, Pingtan Fishing provided certain guarantees Hong Long for its term loans from Industrial and Commercial Bank of China, Fuzhou Jinshan Branch, in maximum guarantee amount of approximately $12.9 million. The loans are due on January 28, 2016.

  As of the date of this Form 10-Q, Pingtan Fishing was not required to make any payments under these guarantee agreements.

  Recent accounting pronouncements

  Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

  ITEM 4. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

  In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2013, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2013, due to the identification of a material weakness. The material weakness we identified was that none of our employees had any formal training in U.S. GAAP and SEC rules and regulations. Our Chief Financial Officer, as of March 31, 2013, did not have such training, but we have appointed a new Chief Financial Officer that does, as discussed below. CDGC has identified similar material weaknesses in the past.

  Notwithstanding management’s assessment that our disclosure controls and procedures were ineffective as of March 31, 2013 due to the material weaknesses described above, we believe that the financial statements included in this Quarterly Report on Form 10-Q present fairly our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

  We have undertaken significant steps to remediate the material weakness described above and to improve our internal control over financial reporting. On April 18, 2013, we appointed Mr. Roy Yu as Chief Financial Officer of the Company. Mr. Yu has over 8 years’ experience in senior management roles in U.S. listed companies and served as Chief Financial Officer or senior financial executive for three companies. Prior to joining the Company, Mr. Yu served as the Chief Financial Officer of Lihua International, Inc. (NASDAQ: LIWA). Mr. Yu attended London Southbank University from 2001 to 2004, where he holds a degree in accounting and finance. In 2005, Mr. Yu was trained in Sarbanes-Oxley Act compliance. On May 6, 2013, the Company appointed Mr. Lam Man Fung as Financial Controller of the company. Prior to joining the Company, Mr. Lam served as Financial Controller of Shouguang Dili Agri-products Group Company Limited. From 2005 to 2009, Mr. Lam was a senior auditor of Ernst & Young. Management believes Mr. Yu and Mr. Lam will bring to the Company necessary professional knowledge and will lead the Company in taking remediation steps necessary to address the material weakness described above, regarding that none of the Company’s employees had any formal training in U.S. GAAP and SEC rules and regulations. We will take further steps to improve our internal control over financial reporting. We have engaged a PCAOB registered and inspected public accounting firm in the United States to provide consulting services to us in matters involving U.S. GAAP and SEC rules and regulations. We also plan to take other important steps, including training our accounting, internal audit and finance staff, engaging consultants to assist with these functions, and implementing additional financial and management controls, reporting systems and procedures.

  We expect that our remediation measures and our continuing plan will fully remediate the material weakness described above by September 30, 2013. However, if we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal control over financial reporting. As a result, our failure to achieve and maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the value of our securities.

  Changes in Internal Control over Financial Reporting

  Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  PART II — OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  None.

  ITEM 1A. RISK FACTORS

  Factors that could cause our actual results to differ materially from those in this report are any of the risks described in proxy statement dated October 25, 2012 and our registration statement on Form S-3 dated April 19, 2013, each of which is filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in proxy statement dated October 25, 2012 and our registration statement on Form S-3 dated April 19, 2013, each of which is filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  On October 24, 2012, we entered into an Agreement and Plan of Merger with China Dredging Group Co., Ltd., or CDGC (the “Merger Agreement”) and a Share Purchase Agreement with Merchant Supreme Co. Ltd, or Merchant Supreme (the “Share Purchase Agreement”), pursuant to which both CDGC and Merchant Supreme became our wholly-owned subsidiaries. In accordance with the terms of the Merger Agreement and the Share Purchase Agreement, at the closing, an aggregate of 52,215,000 shares of our ordinary shares were issued to the holders of CDGC’s ordinary and preferred shares in exchange for their shares in CDGC, and an aggregate of 25,000,000 shares of our ordinary shares were issued to the holders of Merchant Supreme’s ordinary shares in exchange for their shares in Merchant Supreme

  These issuances were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering, the investors were accredited investors and / or qualified institutional buyers, the investors had access to information about the Company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: May 14, 2013	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman and Chief Executive Officer

Date: May 14, 2013	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer

