Form 10-Q
period 2013-06-30
Pingtan Marine Enterprise Ltd.
filed 2013-08-09
CIK 1517130

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 8, 2013, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 79,055,053.

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

PINGTAN MARINE ENTERPRISE LTD.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINGTAN MARINE ENTERPRISE LTD.

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)	(A)
Assets
Current assets
Cash	$20,806,414	$175,488,715
Notes receivable (banker's acceptances) transferred from related parties	-	3,645,817
Accounts receivable - third parties	18,603,522	34,924,685
Cost and estimated earnings in excess of billings on contracts in progress	8,341,705	8,133,021
Other receivables	10,661,783	34,074
Advance to related parties	-	49,802,821
Prepaid expenses	24,000	410,966
Inventories	7,344,328	5,223,984
Total current assets	65,781,752	277,664,083

Other assets
Prepaid other deposits	-	4,430
Prepaid dredger deposits	23,625,640	23,274,105
Prepaid fishing vessel deposits	410,017,680	-
Security deposits	18,607,228	25,087,880
Long-term investment	3,421,644	3,328,789
Deposit on setting up of Joint Venture	-	6,090,302
Deposit for BT project	67,862,613	66,852,860
Property, plant and equipment, net	93,958,771	81,707,388
Total other assets	617,493,576	206,345,754
Total assets	$683,275,328	$484,009,837

Liabilities and equity
Current liabilities
Accounts payable - third parties	$8,875,293	$3,761,149
- related parties	-	5,765,632
Receipt in advance - third parties	2,452,945	-
- related parties	-	12,681,102
Short-term loans	20,144,510	25,169,260
Long-term loans - current portion	11,381,041	8,094,308
Income tax payable	5,395,826	5,333,519
Accrued liabilities and other payables	13,046,446	3,738,134
Advance from a shareholder	480,472	714,177
Derivative liability	-	1,764,249
Deferred income	9,522,925	-
Total current liabilities	71,299,458	67,021,530

Other liabilities
Note payable	155,166,195	-
Long-term loans, net of current portion	12,195,718	16,689,321
Total other liabilities	167,361,913	16,689,321
Total liabilities	238,661,371	83,710,851

Shareholders' equity
Ordinary shares, 225,000,000 shares authorized with $0.001 authorized with $0.001 per share; 79,055,053 shares issued and outstanding as of June 30, 2013 and December 31, 2012	79,055	79,055
Additional paid-in capital	141,381,098	141,381,098
Statutory reserves	19,770,660	19,386,642
Retained earnings	255,400,496	217,224,220
Accumulated other comprehensive income	27,982,648	22,227,971
Total shareholders’ equity	444,613,957	400,298,986
Total liabilities and shareholders' equity	$683,275,328	$484,009,837

(A)
Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Ltd.) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2012 rather than on February 25, 2013.

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD.

Consolidated Statements of Income
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012 (A)	2013	2012 (A)

Revenue	$71,909,988	$69,925,881	$118,318,535	$144,981,615

Cost of revenue	(37,453,696)	(36,743,216)	(67,768,326)	(74,474,445)

Gross profit	34,456,292	33,182,665	50,550,209	70,507,170

Selling and marketing expenses	(174,046)	(252,168)	(368,734)	(461,842)

General and administrative expenses	(3,174,413)	(2,549,009)	(4,582,228)	(5,021,724)

Operating income	31,107,833	30,381,488	45,599,247	65,023,604

Other income/(expense)
Dividend income	69,071	-	69,071	-
Interest income	216,768	183,026	386,900	333,295
Interest expenses	(914,419)	(894,036)	(1,599,796)	(1,358,650)
Subsidy income	205	-	35,592	-
Sundry income	11	-	2,014	-
Gain on investment	-	15,126	-	15,126
Loss on foreign exchange, net	(428,389)	(82,133)	(220,405)	(30,595)
(Loss)/gain on derivative	-	(728,720)	1,764,249	(921,677)
Total other income/(expense)	(1,056,753)	(1,506,737)	437,625	(1,962,501)

Income before income taxes	30,051,080	28,874,751	46,036,872	63,061,103

Income tax expense	(5,273,327)	(7,533,940)	(7,476,578)	(14,863,836)

Net income	$24,777,753	$21,340,811	$38,560,294	$48,197,267

Earnings per ordinary share
- Basic and diluted	$0.31	$0.27	$0.49	$0.61

Weighted average number of ordinary shares outstanding
- Basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053

(A)
Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Ltd.) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2012 rather than on February 25, 2013.

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD.

Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012 (A)	2013	2012 (A)

Net income	$24,777,753	$21,340,811	$38,560,294	$48,197,267

Other comprehensive income
Foreign currency translation gain/(loss)	4,202,178	(3,020,912)	5,754,677	(2,928,277)
Total comprehensive income	$28,979,931	$18,319,899	$44,314,971	$45,268,990

(A)
Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Ltd.) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2012 rather than on February 25, 2013.

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD.

Consolidated Statement of Changes in Shareholders’ Equity
(unaudited)

	Ordinary Shares,					Accumulated
	with no Par Value		Additional			other	Total
	Number of		paid-in	Statutory	Retained	comprehensive	shareholders'
	Shares	Amount	capital	reserves	earnings	income	equity

Balance as of January 1, 2013 (A)	79,055,053	$79,055	$141,381,098	$19,386,642	$217,224,220	$22,227,971	$400,298,986

Net income	-	-	-	-	38,560,294	-	38,560,294

Appropriation to statutory reserves	-	-	-	384,018	(384,018)	-	-

Foreign currency translation gain	-	-	-	-	-	5,754,677	5,754,677

Balance as of June 30, 2013	79,055,053	$79,055	$141,381,098	$19,770,660	$255,400,496	$27,982,648	$444,613,957

(A)
Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Ltd.) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2012 rather than on February 25, 2013.

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD.

Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2013	2012 (A)
Cash flows from operating activities
Net income	$38,560,294	$48,197,267
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	5,347,650	5,555,301
(Gain)/loss on derivative	(1,764,249)	921,677
Available-for-sale financial instrument fair value adjustment	-	(721)

Changes in operating assets and liabilities
Accounts receivable - third parties	16,875,326	(14,880)
- related parties	-	(1,688,997)
Cost and estimated earnings in excess of billings on contracts in progress	(85,235)	(5,749,657)
Other receivables	(2,957,500)	(4,526,907)
Prepaid expenses	394,949	5,165,650
Inventories	(2,024,538)	951,295
Accounts payable - third parties	5,020,682	1,715,489
- related parties *	331,367	907,893
Receipt in advance - third parties	2,435,603	(1,064,711)
- related parties	(12,942,680)	-
Income tax payable	(18,121)	(712,176)
Accrued liabilities and other payables	9,180,577	(177,157)
Net cash provided by operating activities	58,354,125	49,479,366

Cash flows from investing activities
Deposit paid for acquisition of fishing vessels	(200,000,000)	-
Changes in security deposits	6,811,085	-
Payment for long-term investment	-	(2,992,116)
Proceeds from disposition of short-term investment	-	792,286
Proceeds from deferred income	1,861,416	-
Purchase of property, plant and equipment	(15,360,530)	(5,330,180)
Advance to related parties	(8,731,951)	(35,700,532)
Net cash used in investing activities	(215,419,980)	(43,230,542)

PINGTAN MARINE ENTERPRISE LTD.

Consolidated Statements of Cash Flows
(unaudited) (…/cont’d)

	For the Six Months Ended June 30,
	2013	2012 (A)
Cash flows from financing activities
Proceeds from short-term loans	24,994,395	28,556,774
Repayment of short-term loans	(30,680,742)	(30,928,269)
Proceeds from long-term loans	-	21,688,883
Repayment of long-term loans	(1,884,778)	-
Advance from related parties	8,571,161	20,139,296
Advance from a shareholder	(233,705)	1,006
Net cash provided by financing activities	766,331	39,457,690

Net (decrease)/increase in cash	(156,299,524)	45,706,514

Effect of exchange rate	1,617,223	(1,275,105)

Cash at the beginning of period	175,488,715	114,204,340

Cash at the end of period	$20,806,414	$158,635,749

Supplemental disclosure of cash flow information:
Cash paid:
Income tax paid	$7,494,648	$15,576,011

Interest paid	$1,395,742	$1,358,650

*Deposit on setting up Joint Venture netted off with accounts payable – related parties.

(A)       Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Ltd.) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2012 rather than on February 25, 2013.

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

China Equity Growth Investment Ltd. ("CGEI") incorporated in the Cayman Islands as an exempted limited liability company, was incorporated as a blank check company on January 18, 2010 with the purpose of directly or indirectly acquiring, through a merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal business and/or material operations located in the PRC. In connection with its initial business combination, CGEI changed its name to Pingtan Marine Enterprise Ltd. (“the Company” or “PME”) in February 2013.

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

Merchant Supreme, through its PRC VIE, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd. (“Pingtan Fishing”) engages in ocean fishery with many of its self-owned vessels within Indian EEZ and Arafura Sea of Indonesia. Pingtan Fishing is ranked highly as one of the leading private (not state-owned) supplier and trader of oceanic aquatic products in PRC.

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

Details of the Company’s subsidiaries and VIEs which are included in these consolidated financial statements as of June 30, 2013 are as follows:

Name of subsidiaries	Place and date of incorporation	Percentage of ownership	Principal activities

China Dredging Group Co., Ltd	BVI	100% held by PME	Intermediate holding
(“CDGC” or “China	April 14, 2010		company
Dredging”)

China Dredging (HK)	Hong Kong,	100% through CDGC	Intermediate holding
Company Limited	April 26, 2010		company
(“China Dredging HK”)

Master Gold Corporation	Hong Kong,	100% through CDGC	Intermediate holding
Limited (“Master Gold”)	June 1, 2012		company

Fujian Wanggang Dredging	PRC	100% through China	Intermediate holding
Construction Co., Ltd	June 12, 2010	Dredging HK;	company
(“Fujian Wanggang”)		VIE Agreement signed with Wonder Dredging

Pingtan Xingyi Port Service	PRC	100% through Wonder	BT project involves
Co., Ltd (“Pingtan Xingyi”)	August 6, 2012	Dredging	dredging, reclamation and
cofferdam construction

Pingtan Zhuoying Dredging	PRC	100% through Master	Intermediate holding
Engineering Construction	September 26, 2012	Gold	company
Co., Ltd (“Pingtan Zhuoying”)

Merchant Supreme Co., Ltd.	BVI,	100% held by PME	Intermediate holding
(“Merchant Supreme”)	June 25, 2012		company

Prime Cheer Corporation	Hong Kong,	100% held by Merchant	Intermediate holding
Ltd. (“Prime Cheer”)	May 3, 2012	Supreme	company

Pingtan Guansheng Ocean	PRC	100% held by Prime	Intermediate holding
Fishing Co., Ltd.	October 12, 2012	Cheer	company
("Pingtan Guansheng")

Name of Variable Interest Entities	Place and date of incorporation	Percentage of ownership	Principal activities

Wonder Dredging Engineering	PRC	91% owned by Qing Lin and	Intermediate holding
LLC (“Wonder Dredging”)	May 10, 2010	9% owned by Panxing Zhuo; VIE agreement signed with Fujian Wanggang	company

Fujian Xinggang Port Service	PRC	50% through Fujian	Provides specialized
Co., Ltd. (“Fujian Service”)	January 8, 2008	Wanggang and 50% through Wonder Dredging; VIE agreement signed with Fujian Wanggang	dredging services

Fujian Provincial Pingtan	PRC	70% owned by Honghong	Engages in ocean fishing
County Fishing Group Co., Ltd. (“Pingtan Fishing”)	February 27, 1998	Zhuo and 30% owned by Zhiyan Lin; VIE agreement signed with Pingtan Guansheng	and sale of frozen marine catches

Pingtan Dingxin Fishing	PRC	100% through Pingtan	No business activity
Information Consulting Co.,	October 21, 2012	Fishing
Ltd. (“Pingtan Dingxin”)

Pingtan Duoying Fishing	PRC	100% through Pingtan	No business activity
Information Consulting Co.,	October 21, 2012	Fishing
Ltd. (“Pingtan Duoying”)

Pingtan Ruiying Fishing	PRC	100% through Pingtan	No business activity
Information Consulting Co.,	October 21, 2012	Fishing
Ltd. (“Pingtan Ruiying”)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

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

  The Company has no direct or indirect legal or equity ownership interest in Pingtan Fishing and it only owes 50% equity interest in Fujian Service. However, through the VIE Agreements between Fujian Wanggang and the shareholders of Wonder Dredging, the shareholders of Wonder Dredging have assigned all their rights as shareholders, including voting rights and disposition rights of their equity interests in Wonder Dredging and Fujian Service to Fujian Wanggang, our direct, wholly-owned subsidiary. Based on the VIE Agreements, Fujian Wanggang provides management services to Fujian Service and is entitled to (1) receive all of the economic benefits from Fujian Service, (2) exercise effective control over Fujian Service and Wonder Dredging, and (3) has an exclusive option to purchase all or part of the equity interests in Fujian Service. Accordingly, by virtue of the VIE Agreements, Fujian Wanggang is the primary beneficiary of Fujian Service as defined by ASC 810 “Consolidation of Variable Interest Entities”. Therefore we consolidate Fujian Service and Wonder Dredging as VIEs.

 Another set of VIE agreements have been entered between Pingtan Guansheng and the shareholders of Pingtan Fishing. The shareholders of Pingtan Fishing also have assigned all their rights as shareholders, including voting rights and disposition rights of their equity interest Pingtan Fishing to Pingtan Guanshen, our direct, wholly-owned subsidiary. Accordingly, by virtue of the VIE Agreements, Pingtan Guansheng is the primary beneficiary of Pingtan Fishing as defined by ASC 810 “Consolidation of Variable Interest Entities”. Therefore we consolidate Pingtan Fishing as VIE.

 In accordance with Accounting Standards Codification (“ASC”) 810-10-15-14, Fujian Service, Wonder Dredging and Pingtan Fishing are deemed VIEs for two reasons. First, the equity stockholders of these companies do not significantly enjoy the benefits of income or suffer the consequences of losses. Second, the equity stockholders of these companies do not possess the direct or indirect ability through voting or similar rights to make decisions regarding their activities that have a significant effect on the success of the companies. Therefore, in accordance with ASC 810-10-25-38A, the Company is deemed to be the primary beneficiary of these companies and the financial statements of these companies are consolidated in the Company’s consolidated financial statements.

 The following tables show the assets and liabilities of the Company’s VIEs after eliminating the intercompany balances as of June 30, 2013 and December 31, 2012. The VIEs include Wonder Dredging, Fujian Service and Pingtan Fishing Group which comprises of Pingtan Fishing itself and the three subsidiaries; namely Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying. The creditors of Wonder Dredging, Fujian Service and Pingtan Fishing Group do not have recourse against the general creditors of their primary beneficiaries or other Group members.

	June 30, 2013 (Unaudited)
	Wonder	Fujian	Pingtan Fishing
	Dredging	Service	Group
ASSETS
Cash	$6,992	$16,879,547	$455,104
Accounts receivable - third parties	-	14,297,260	4,306,262
Cost and estimated earnings in excess of billings on contracts in progress	-	8,341,705	-
Other receivables	-	2,919	7,659,717
Advance to related parties	-	-	8,226
Inventories	-	5,104,738	2,239,590
Prepaid dredger deposits	-	2,444,032	-
Prepaid fishing vessel deposits	-	-	410,017,680
Security deposits	-	18,607,228	-
Long-term investment	-	-	3,421,644
Property, plant and equipment, net	-	41,812,940	51,573,980
	$6,992	$107,490,369	$479,682,203

LIABILITIES
Accounts payable - third parties	$-	$3,505,737	$2,703,021
Receipt in advance - third parties	-	-	360,726
Short-term loans	-	-	20,144,510
Income tax payable	-	5,062,545	-
Accrued liabilities and other payables	-	2,202,403	10,120,061
Advance from related parties	4,888,063	-	155,388,195
Deferred income	-	-	9,522,925
Long-term loans	-	-	23,576,759
	$4,888,063	$10,770,685	$221,816,197

	December 31, 2012
	Wonder	Fujian	Pingtan Fishing
	Dredging	Service	Group
ASSETS
Cash	$7,232	$164,323,611	$6,710,472
Notes receivable (banker's acceptances) transferred from related parties	-	-	3,645,817
Accounts receivable - third parties	-	23,446,249	11,478,436
Cost and estimated earnings in excess of billings on contracts in progress	-	8,133,021	-
Other receivables	-	2,868	29,885
Advance to related parties	-	-	49,802,897
Prepaid expenses	-	-	386,966
Inventories	-	5,029,653	194,331
Prepaid dredger deposits	-	2,407,666	-
Security deposits	-	25,087,880	-
Long-term investment	-	-	3,328,789
Deposit on setting up Joint Venture	-	-	6,092,302
Property, plant and equipment, net	-	44,479,511	37,141,906
	$7,232	$272,910,459	$118,811,801

LIABILITIES
Accounts payable - third parties	$-	$3,690,417	$70,732
- related parties	-	-	5,765,632
Receipt in advance - related parties	-	-	12,681,102
Short-term loans	-	-	25,169,260
Income tax payable	-	5,333,519	-
Accrued liabilities and other payables	-	2,257,638	1,033,640
Long-term loans	-	-	24,783,629
	$-	$11,281,574	$69,503,995

The following tables show the revenue and cost of revenues, and net income/(loss) of the Company’s VIEs after eliminating the intercompany balances for the three and six months ended June 30, 2013 and 2012. The VIEs include Wonder Dredging, Fujian Service and Pingtan Fishing Group which comprises of Pingtan Fishing itself and the three subsidiaries, namely Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying.

	For the Three Months Ended June 30, 2013 (Unaudited)
	Wonder	Fujian	Pingtan Fishing
	Dredging	Service	Group

Revenue	$-	$38,855,181	$21,362,357

Cost of revenue	$-	$(17,249,269)	$(12,235,475)

Net (loss)/income attributable to the Company	$(6,674)	$15,137,209	$7,727,927

	For the Three Months Ended June 30, 2012 (Unaudited)
	Wonder	Fujian	Pingtan Fishing
	Dredging	Service	Group

Revenue	$-	$59,594,550	$10,331,331

Cost of revenue	$-	$(27,573,111)	$(9,170,105)

Net (loss)/income attributable to the Company	$(5,267)	$22,535,808	$(383,106)

	For the Six Months Ended June 30, 2013 (Unaudited)
	Wonder	Fujian	Pingtan Fishing
	Dredging	Service	Group

Revenue	$-	$59,549,223	$41,031,833

Cost of revenue	$-	$(28,628,115)	$(26,527,609)

Net (loss)/income attributable to the Company	$(6,703)	$21,759,932	$12,234,219

	For the Six Months Ended June 30, 2012 (Unaudited)
	Wonder	Fujian	Pingtan Fishing
	Dredging	Service	Group

Revenue	$-	$119,094,081	$25,887,534

Cost of revenue	$-	$(55,595,229)	$(18,879,216)

Net (loss)/income attributable to the Company	$(4,058)	$44,485,545	$4,804,532

The following table shows the condensed cash flow activities of Wonder Dredging, Fujian Service and Pingtan Fishing Group for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30, 2013 (Unaudited)
	Wonder	Fujian	Pingtan Fishing
	Dredging	Service	Group

Net cash (used in)/provided by operating activities	$(6,703)	$34,280,668	$18,944,116
Net cash used in investing activities	(7,280,258)	(182,671,235)	(221,709,655)
Net cash provided by financing activities	7,286,614	-	195,850,824
Net decrease in cash	(347)	(148,390,567)	(6,914,715)
Effect of exchange rate	107	946,503	659,347
Cash at the beginning of the period	7,232	164,323,611	6,710,472
Cash at the end of the period	$6,992	$16,879,547	$455,104

	For the Six Months Ended June 30, 2012 (Unaudited)
	Wonder	Fujian	Pingtan Fishing
	Dredging	Service	Group

Net cash (used in)/provided by operating activities	$(4,068)	$47,704,970	$2,182,667
Net cash used in investing activities	-	-	(43,230,542)
Net cash provided by/(used in) financing activities	6,468	(94,617)	39,456,684
Net increase/(decreased) in cash	2,400	47,610,353	(1,591,191)
Effect of exchange rate	(8,923)	(1,274,412)	10,673
Cash at the beginning of the period	957,786	110,535,418	1,794,796
Cash at the end of the period	$951,263	$156,871,359	$214,278

(c)	Use of estimates

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

  The Company uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in their respective functional currency, Chinese Renminbi (“RMB”) and Hong Kong dollars (“HKD”), being the lawful currency in the PRC and Hong Kong, respectively. Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the period. The related transaction adjustments are reflected in “Accumulated other comprehensive income’’ in the equity section of the Company’s consolidated balance sheet. A summary of exchange rate is as follows:

China Dredging
	June 30, 2013	December 31, 2012
Balance sheet items, except for equity accounts	RMB6.1374=$1	RMB6.2301=$1
	HKD7.756=$1	HKD7.7507=$1

	For the Three Months Ended June 30,
	2013	2012
Items in statements of income and cash flows	RMB6.1454=$1	RMB6.3335=$1
	HKD7.7597=$1	HKD7.7592=$1

	For the Six Months Ended June 30,
	2013	2012
Items in statements of income and cash flows	RMB6.1811=$1	RMB6.3166=$1
	HKD7.7588=$1	HKD7.7590=$1

Merchant Supreme
	June 30, 2013	December 31, 2012
Balance sheet items, except for equity accounts	RMB6.1374=$1	RMB6.3086=$1
	HKD7.756=$1	HKD7.7507=$1

	For the Three Months Ended June 30,
	2013	2012
Items in statements of income and cash flows	RMB6.1454=$1	RMB6.3335=$1
	HKD7.7597=$1	HKD7.7592=$1

	For the Six Months Ended June 30,
	2013	2012
Items in statements of income and cash flows	RMB6.1811=$1	RMB6.3166=$1
	HKD7.7588=$1	HKD7.7590=$1

(e)	Cash

Cash consists of cash on hand and at banks.

(f)	Accounts receivable

  China Dredging

  Accounts receivable represent billed under the terms of contracts with customers. There is no amount related to retainage. CDGC anticipates collection of all the outstanding balances within 30 to 120 days after completion reports of the contracts are issued. The allowance for doubtful accounts is CDGC’s best estimate of the amount of probable credit losses in the CDGC’s existing receivable. CDGC provides an allowance for estimated uncollectible receivables when events or conditions indicate that amounts outstanding are not recoverable. Outstanding account balances are reviewed individually for collectability. Based on the CDGC’s assessment of collectability, there has been no allowance for doubtful accounts recognized for the three and six months ended June 30, 2013 and 2012.

  Merchant Supreme

  Merchant Supreme only grants credit periods to established customers with long and good paying history. Credit periods to independent customers are within 180 days after customers pick up purchased goods.

  Merchant Supreme maintains allowances for doubtful accounts for estimated losses resulting from the inability of Merchant Supreme’s debtors to make required payments. Merchant Supreme reviews customer credit worthiness, past transaction history, and changes in payment terms when determining the adequacy of these allowances. Accounts are written off against the allowance when it becomes evident collection will not occur.

  No allowance for doubtful accounts has been provided for accounts receivable from third party customers for the three and six months ended June 30, 2013 and 2012, respectively. Merchant Supreme collected a majority of receivable balances from third party customers as of June 30, 2013 and December 31, 2012 within 60 days subsequent to respective balance sheet dates, and historically has not experienced uncollectible accounts from customers granted with credit sales.

(g)	Revenue recognition

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

(h)	Cost and estimated earnings in excess of billings on contracts in progress

  China Dredging

  Cost and estimated earnings in excess of billings represent amounts of revenue earned under contracts in progress but not billed at the balance sheet date. These amounts become billable according to the contract terms, which usually consider passage of time, and/or completion of the project.

(i)	Government grant

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

(j)	Deferred income

  Merchant Supreme

  Deferred income represents income collected but not earned as of the report date. This is primarily composed of one off payment of the government grant to construct new fishing vessels. The fishing vessels were under construction. Upon the completion of the construction of fishing vessels, the grant would be deducted from the cost of the fishing vessels.

(k)	Fishing licenses

  Merchant Supreme

  Each of the Merchant Supreme’s fishing vessels requires an approval from Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are valid for a period from three to twelve months, and are awarded to Merchant Supreme at no cost. Merchant Supreme applies for the renewal of the approval prior to expiration to avoid interruptions of fishing vessels’ operations.

  Each of the Merchant Supreme’s fishing vessels operated in Indonesia water requires a fishing license granted by the authority in Indonesia. Indonesia fishing licenses remain effective for a period of twelve months and Merchant Supreme applies for renewal prior to expiration. Merchant Supreme records cost of Indonesia fishing licenses in prepaid expenses and amortizes over the effective period of the licenses.

(l)	Inventories

  China Dredging

  Inventories are stated at the lower of cost and net realizable value. Cost is determined using the weighted average method. Inventories comprise consumable parts.

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

(m)	Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and betterments are capitalized. Depreciation of dredgers, fishing vessels, motor vehicles, machinery and equipment is computed by the straight-line method over the assets estimated useful lives.

Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

The estimated useful lives of the assets are as follows:

Estimated lives
Dredger	7.5-10
Fishing vessel	10-20
Major improvement on fishing vessel	4-20
Motor vehicle	3-5
Machinery	3-5
Office equipment	3-5

Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

(n)	Capitalized Interest

  Merchant Supreme

  Interest associated with the construction of a fishing vessel is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Companies outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. Merchant Supreme capitalized interest of $25,220 for the three and six months ended June 30, 2013 and $83,524 for the three and six months ended June 30, 2012, respectively, in the fishing vessels under construction.

(o)	Impairment of long-lived assets

  In accordance with FASB ASC Topic 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less costs to sell.

Based on the Company’s assessment, no triggering events for the testing of long-lived assets for impairment were identified as of June 30, 2013 and December 31, 2012.

(p)	Income taxes

  China Dredging

  CDGC recognizes interest and penalties related to income tax matters as income tax expense. For the three and six months ended June 30, 2013 and 2012, there was no penalty or interest recognized as income tax expenses.

  Merchant Supreme

  Merchant Supreme’s VIE, Pingtan Fishing, is a qualified ocean fishing enterprise certified by the Ministry of Agriculture of the PRC. The qualification is renewed on April 1 each year. According to Cai Shui Zi (1997) No. 114 “Notice of Ministry of Finance and the State Administration of Taxation on Relevant Issues concerning Enterprise Income Tax on Domestic Enterprises Engaged in Fishery Business” issued by the Ministry of Finance of the PRC and State Administration of Taxation in 1997, Order of the State Council of the People's Republic of China No. 512 “Regulation on the Implementation of the Enterprise Income Tax Law of the People’s Republic of China” issued by the State Council in 2007, Guo Shui Fa (2005) No. 129 “Measures for the Administration of Tax Deduction or Exemption (Trial Implementation)” issued by State Administration of Taxation in 2008, and State Administration of Taxation Announcement (2011) No. 48 “Notice of the State Administration of Taxation on Relevant Issues concerning the Implementation of Preferential Policies of Enterprise Income Tax on Agriculture, Forestry, Stockbreeding and Fishery Projects”, Pingtan Fishing is exempt from income tax derived from its ocean fishing operations in the periods it processes a valid Ocean Fishing Enterprise Qualification Certificate issued by the Ministry of Agriculture of the PRC.

  Pingtan Fishing is not subject to foreign income taxes for its operations in India and Indonesia Exclusive Economic Zones.

(q)	Fair value measurements

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

  China Dredging

  CDGC's financial instruments consist principally of cash, accounts receivable, cost and estimated earnings in excess of billings on contracts in progress, accounts payable and accrued liabilities, none of which are held for trading purposes. Pursuant to Accounting Standards Codification (“ASC 820”), the fair value of the CDGC’s cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. CDGC believes that the carrying amounts of the Group's financial instruments, other than derivative liability, approximate their current fair values because of their nature and respective maturity dates or durations.

  Merchant Supreme

  As of June 30, 2013 and December 31, 2012, none of the Merchant Supreme’s financial assets or liabilities was measured at fair value on a recurring basis. As of June 30, 2013 and December 31, 2012, none of the Company’s non-financial assets or liabilities was measured at fair value on a nonrecurring basis.

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

(r)	Commitments and contingencies

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

  The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2013 and December 31, 2012. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

(s)	Economic and political risks

  The Company's operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

  The Company’s operation in the PRC is subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances aboard, and rates and methods of taxation, among other things.

(t)	Pension and employee benefits

  China Dredging

  Full time employees of CDGC’s participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require CDGC to accrue for these benefits based on certain percentages of the employees’ salaries. Cost for pension and employee benefits of CDGC was $28,679 and $24,758 for the three months ended June 30, 2013 and 2012, respectively; $53,624 and 47,547 for the six months ended June 30, 2013 and 2012, respectively.

Merchant Supreme

Cost for pension and employee benefits of Merchant Supreme was $5,268 for the three and six months ended June 30, 2013 and $nil for the three and six months ended June 30, 2012, respectively.

(u)	Segment information

  ASC 280 “Segment reporting” establishes standards for reporting information on operating segments in interim and annual financial statements. The Company has only two segments, all of the Company’s operations and customers are in the PRC and all income is derived from dredging service and ocean fishery. Accordingly, segment information on products is presented.

(v)	Earnings per ordinary share

  Earnings per ordinary share (basic and diluted) is based on the net income attributable to ordinary shareholders divided by the weighted average number of ordinary shares outstanding during each period. Ordinary share equivalents are not included in the calculation of diluted earnings per ordinary share if their effect would be anti-dilutive. As of December 31, 2012, the weighted average outstanding ordinary share equivalents outstanding totaled 10,012,987 consisting of Class A Preferred Shares. There was automatic conversion of preferred shares into the Company’s ordinary shares after the closing of the transactions. Retroactive treatment as required by FASB ASC paragraph 260-10-55-12 has been applied in computing earnings per share to reflect the business combination held on February 25, 2013.

  The following table sets forth the computation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$24,777,753	$21,340,811	$38,560,294	$48,197,267

Weighted average number of ordinary shares outstanding (Basic and diluted)	79,055,053	79,055,053	79,055,053	79,055,053

Earnings per ordinary share (Basic and diluted)	$0.31	$0.27	$0.49	$0.61

3.	SEGMENT INFORMATION

The following tables sets out the analysis of the Company's revenue and cost of revenue by segments:

a)	Dredging service
b)	Ocean fishery

The following is an analysis of the Company's revenue and results from continuing operations by reportable segment :

China Dredging

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Dredging service

Contract revenue, including revenue from customers under control of a common parent company of $21,263,194 and $33,852,176 for the three months ended June 30, 2013 and 2012, respectively; $24,217,505 and $69,873,999 for the six months ended June 30 2013 and 2012, respectively	$50,547,631	$59,594,550	$77,286,702	$119,094,081

Cost of contract revenue, including depreciation of $1,929,569 and $1,836,678 for the three months ended June 30, 2013 and 2012 respectively; $3,817,166 and $3,683,238 for the six months ended June 30 2013 and 2012, respectively	(25,218,221)	(27,573,111)	(41,240,717)	(55,595,229)
	$25,329,410	$32,021,439	$36,045,985	$63,498,852

Merchant Supreme

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ocean Fishery
Revenue
Sale of fish and marine catches to third parties	$19,021,243	$5,946,532	$30,726,179	$12,374,293
Sale of fish and marine catches to related parties	2,341,114	4,384,799	10,305,654	13,513,241
	21,362,357	10,331,331	41,031,833	25,887,534
Cost of revenue
Sale of fish and marine catches to third parties	(11,201,784)	(4,613,613)	(20,077,441)	(9,337,180)
Sale of fish and marine catches to related parties	(1,033,691)	(4,556,492)	(6,450,168)	(9,542,036)
	(12,235,475)	(9,170,105)	(26,527,609)	(18,879,216)
	$9,126,882	$1,161,226	$14,504,224	$7,008,318

4.	CASH

PME

Cash is classified by geographical areas is set out as follows:

	June 30, 2013	December 31, 2012
	(Unaudited)

Hong Kong	$-	$3,565,355

Maximum exposure to credit risk	$-	$3,565,355

Cash is denominated in the following currency:

	June 30, 2013	December 31, 2012
	(Unaudited)

USD	$-	$3,565,355

China Dredging

Cash is classified by geographical areas is set out as follows:

	June 30, 2013	December 31, 2012
	(Unaudited)

Hong Kong	$2,404,303	$105,530
The PRC	17,792,088	164,957,045
	$20,196,391	$165,062,575

Maximum exposure to credit risk	$20,196,391	$165,062,575

Cash is denominated in the following currencies:

	June 30, 2013	December 31, 2012
	(Unaudited)

USD	$2,919,092	$506,986
RMB	17,234,437	164,399,529
HKD	42,862	156,060
	$20,196,391	$165,062,575

Merchant Supreme

	June 30, 2013	December 31, 2012
	(Unaudited)

Hong Kong	$704	$862
The PRC	609,319	6,859,923
	$610,023	$6,860,785

Maximum exposure to credit risk	$610,023	$6,860,785

Cash is denominated in the following currencies:

	June 30, 2013	December 31, 2012
	(Unaudited)

USD	$150,038	$150,001
RMB	459,281	6,709,922
HKD	704	862
	$610,023	$6,860,785

In the PRC and Hong Kong, there are currently no rules or regulations mandating obligatory insurance of bank accounts. Management believes these financial institutions are of high credit quality.

Renminbi is not a freely convertible currency and the remittance of funds out of the PRC is subject to the exchange restrictions imposed by the PRC government.

5.	ACCOUNTS RECEIVABLE - THIRD PARTIES

China Dredging

As of June 30, 2013 and December 31, 2012, the balance of accounts receivable of $14,297,260 and $23,446,249, respectively, is set out as follows:

June 30, 2013 (Unaudited)
Name of contract	Estimated contract value	Total revenue recognized during the six months ended June 30, 2013	Amount received in 2013	Accounts receivable	Status of contract (Completion %)

1. Yingkou Steel Harbour Reclamation VI [1]	$16,089,369	$-	$5,930,148	$-	100%

2. Yingkou Steel Harbour Reclamation VII [1]	3,596,447	-	1,352,687	-	100%

3. Yingkou Steel Harbour Reclamation VIII [1]	3,312,517	-	1,230,015	-	100%

4. Yingkou Economic Area Xiongyue Reclamation and Bank Retrival I	7,590,882	6,285,983	5,485,715	2,207,264	100%

5. Yingkou Economic Area Xiongyue Reclamation and Bank Retrival II	3,415,897	3,430,417	2,589,406	841,011	100%

6. Panjin Vessels Ship Maintenance Area Reclamation III [1]	5,489,314	-	1,527,473	-	100%

7. Panjin Vessels Ship Maintenance Area Reclamation IV [1]	4,353,594	-	1,843,910	-	100%

8. Panjin Vessels Ship Maintenance Area Reclamation V2	5,300,028	2,737,524	4,032,094	1,249,312	100%

9. Panjin Vessels Ship Maintenance Area Reclamation VI2	4,921,454	3,885,489	3,203,828	1,754,847	100%

10. Guangdong Shantao Huaneng Haimen Pier Maintenance I [1]	2,238,437	-	377,941	-	100%

11. Guangdong Datang Chaozhou Sanbaimen Dredging I [1]	5,164,129	-	2,515,067	-	100%

12. Guangdong Datang Chaozhou Sanbaimen Dredging II [2]	1,752,115	1,099,544	1,786,648	-	100%

13. Guangdong Datang Chaozhou Sanbaimen Dredging III	6,455,162	6,528,498	6,528,498	-	100%

14. Guangdong Datang Chaozhou Sanbaimen Dredging IV	2,582,065	2,598,619	2,598,619	-	100%

15. Panjin Vessels Industrial Base Project V [1]	10,969,245	-	5,574,945	-	100%

16. Fujian Fuzhou Kemen Port Maintenance [1]	3,530,925	-	1,238,584	-	100%

17. Fujian Meizhouwan Xiuyugang Dredging I [1]	2,071,395	-	343,224	-	100%

18. Fujian Meizhouwan Xiuyugang Dredging II [2]	857,129	169,596	631,058	-	100%

19. Fujian Meizhouwan Xiuyugang Dredging III	1,328,550	1,329,923	1,107,147	222,776	100%

20. Fujian Meizhouwan Xiuyugang Dredging IV	1,171,410	1,172,265	976,185	196,080	100%

21. Fujian Meizhouwan Xiuyugang Dredging V	657,132	657,850	257,689	400,161	100%

22. Jiangsu Qidongshi Yuantuojiao Reclamation II [1]	4,900,422	-	1,698,123	-	100%

23. Jiangsu Qidongshi Yuantuojiao Reclamation III [2]	9,423,889	7,193,178	9,607,563	-	100%

24. Jiangsu Qidongshi Yuantuojiao Reclamation IV	7,539,111	7,588,725	3,448,235	4,140,490	100%

25. Guangdong Huidong Pinghai Power Port Dredging I	2,593,390	2,604,358	1,241,147	1,363,211	100%

26. Yantai Port (Western) 30 Tons Dredging	2,833,638	2,843,653	1,380,322	1,463,331	100%

27. San Du Ao Port Area No. 8 & 9 Docking	654,900	655,521	196,744	458,777	100%

	$120,792,546	$50,781,143	$68,703,015	$14,297,260

Notes:
1.	The contracts commenced and were completed in 2012, but the remaining balances were fully settled during January to March 2013.
2.	The contracts commenced in 2012 and were completed during January to June 2013.

December 31, 2012
Name of contract	Estimated contract value	Total revenue recognized in 2012	Amount received in 2012	Accounts receivable	Status of contract (Completion %)

1. Yingkou Steel Harbour Reclamation II [1]	$8,915,701	$-	$3,268,594	$-	100%

2. Yingkou Steel Harbour Reclamation III [2]	7,615,495	5,069,630	7,604,167	-	100%

3. Yingkou Steel Harbour Reclamation IV	7,429,751	7,495,723	7,495,723	-	100%

4. Yingkou Steel Harbour Reclamation V	5,200,826	5,205,848	5,205,848	-	100%

5. Yingkou Steel Harbour Reclamation VI	15,788,220	15,856,578	9,973,071	5,883,507	100%

6. Yingkou Steel Harbour Reclamation VII	3,529,132	3,572,011	2,229,963	1,342,048	100%

7. Yingkou Steel Harbour Reclamation VIII	3,250,516	3,273,851	2,053,510	1,220,341	100%

8. Panjin Vessels Ship Maintenance Area Reclamation I	3,714,875	3,719,503	3,719,503	-	100%

9. Panjin Vessels Ship Maintenance Area Reclamation II	3,714,875	3,732,258	3,732,258	-	100%

10. Panjin Vessels Ship Maintenance Area Reclamation III	5,386,569	5,390,012	3,874,553	1,515,459	100%

11. Panjin Vessels Ship Maintenance Area Reclamation IV	4,272,107	4,365,221	2,353,814	1,829,407	100%

12. Guangdong Shantao Huaneng Haimen Pier Maintenance I	2,196,539	2,198,712	1,823,744	374,968	100%

13. Tangshan Caofeidian Port- Harbour Dredging & Reclamation XV [1]	4,408,319	-	1,911,643	-	100%

14. Tangshan Caofeidian Port- Harbour Dredging & Reclamation XVI [1]	5,694,078	-	2,812,393	-	100%

15. Tangshan Caofeidian Port- Harbour Dredging & Reclamation XVII	3,673,599	3,698,948	3,698,948	-	100%

16. Tangshan Caofeidian Port- Harbour Dredging & Reclamation XVIII	1,836,799	1,838,535	1,838,535	-	100%

17. Tangshan Caofeidian Port- Harbour Dredging & Reclamation XX	5,326,719	5,328,890	5,328,890	-	100%

18. Shandong Rizhaogang Lanshan Harbour Dredging I [1]	4,058,422	-	1,775,185	-	100%

19. Shandong Rizhaogang Lanshan Harbour Dredging II [1]	5,534,212	-	2,757,422	-	100%

20. Shandong Rizhaogang Lanshan Harbour Dredging III	2,582,632	2,625,523	2,625,523	-	100%

21. Shandong Rizhaogang Lanshan Harbour Dredging IV	2,582,632	2,595,933	2,595,933	-	100%

22. Shandong Rizhaogang Lanshan Harbour Dredging V	5,349,738	5,362,768	5,362,768	-	100%

23. Fujian Fuzhou Jiangyingang Dredging [5]	456,834	392,103	392,103	-	100%

24. Fujian Fuzhou Jiangyingang Dredging [5]	456,834	389,218	389,218	-	100%

25. Tangshan Caofeidian Port- Harbour Dredging & Reclamation XIV [2,3]	22,479,759	5,592,770	22,094,273	-	100%

26. Tangshan Caofeidian Port- Harbour Dredging & Reclamation XIV [2,3]	18,733,132	4,702,298	18,453,551	-	100%

27. Tangshan Caofeidian Port- Harbour Dredging & Reclamation XIV [2,3]	22,479,759	5,681,008	22,182,511	-	100%

28. Tangshan Caofeidian Port- Harbour Dredging & Reclamation IXX [4]	3,184,632	3,289,861	3,289,861	-	100%

29. Tangshan Caofeidian Port- Harbour Dredging & Reclamation IXX [4]	3,746,626	3,747,769	3,747,769	-	100%

30. Tangshan Caofeidian Port- Harbour Dredging & Reclamation XXI	3,184,632	3,264,032	3,264,032	-	100%

31. Qinzhou Port Channel Dredging XII [1]	5,816,796	-	2,158,982	-	100%

32. Qinzhou Port Channel Dredging XIII	5,453,247	5,459,617	5,459,617	-	100%

33. Qinzhou Port Channel Dredging IX	5,271,472	5,275,547	5,275,547	-	100%

34. Qinzhou Port Channel Dredging X	5,453,247	5,482,055	5,482,055	-	100%

35. Guangdong Shantao Passage Maintenance I	2,190,824	2,197,686	2,197,686	-	100%

36. Guangdong Shantao Passage Maintenance II	1,643,118	1,658,044	1,658,044	-	100%

37. Guangdong Datang Chaozhou Sanbaimen Dredging I	5,067,471	5,167,911	2,672,625	2,495,286	100%

38. Panjin Vessels Industrial Base Project III [1]	11,135,101	-	6,055,669	-	100%

39. Panjin Vessels Industrial Base Project IV	10,763,931	10,877,065	10,877,065	-	100%

40. Panjin Vessels Industrial Base Project V	10,763,931	10,907,442	5,376,344	5,531,098	100%

41. Zhuhai Gaolan Port Channel Dredging VII [2]	4,568,185	563,321	4,519,135	-	100%

42. Zhuhai Gaolan Port Channel Dredging VIII	1,461,819	1,472,967	1,472,967	-	100%

43. Zhuhai Gaolan Port Channel Dredging IX	1,553,183	1,586,292	1,586,292	-	100%

44. Zhuhai Gaolan Port Channel Dredging X	1,553,183	1,573,430	1,573,430	-	100%

45. Fuqing Yuanhong Pier Dredging I [1]	2,385,776	-	1,200,119	-	100%

46. Fuqing Yuanhong Pier Dredging II [2]	1,835,212	657,478	1,865,766	-	100%

47. Fuqing Yuanhong Pier Dredging III	2,385,776	2,455,707	2,455,707	-	100%

48. Fuqing Yuanhong Pier Dredging IV	2,569,297	2,592,949	2,592,949	-	100%

49. Fuqing Yuanhong Pier Dredging V	2,569,297	2,606,982	2,606,982	-	100%

50. Jiangsu Haimenshi Dongzao Harbour Dredging I	2,398,158	2,413,669	2,413,669	-	100%

51. Jiangsu Haimenshi Dongzao Harbour Dredging II	2,767,106	2,775,782	2,775,782	-	100%

52. Jiangsu Qidongshi Yuantuojiao Reclamation I	15,720,749	15,726,446	15,726,446	-	100%

53. Jiangsu Qidongshi Yuantuojiao Reclamation II	4,808,700	4,847,505	3,162,738	1,684,767	100%

54. Fujian Pingtan Jinjingwan Reclamation	690,586	691,963	691,963	-	100%

55. Fujian Fuzhou Kemen Port Maintenance	3,464,836	3,465,006	2,236,163	1,228,843	100%

56. Fujian Meizhouwan Xiuyugang Dredging I	2,032,624	2,033,039	1,692,514	340,525	100%

57. Fujian Pingtan Experimental Area Dredging II [1,6]	1,047,785	-	141,624	-	100%

58. Fujian Pingtan Experimental Area Dredging II [1,6]	1,047,785	-	157,774	-	100%

59. Jiangsu Guohua Chenjiagang Dredging II [1]	6,462,137	-	3,668,723	-	100%

	$311,665,296	$200,876,906	$257,609,683	$23,446,249

Notes:
1.	The contracts commenced and were completed in 2011, but the remaining balances were fully settled during January to March 2012.
2.	The contracts commenced in 2011 and were completed during January to March 2012.
3.	Dredgers Xinggangjun #3, #6 and #9 worked together on one project with the same customer.
4.	Dredgers Xinggangjun #3 and #6 worked together on one project with the same customer.
5, 6.	Dredgers Hengshunda #1 and Hengshunda #10 (formerly known as Liya #2) worked together on one project with the same customer.

Merchant Supreme
	June 30, 2013	December 31, 2012
	(Unaudited)

Accounts receivable held by independent third parties	$4,306,262	$11,478,436

6.	COST AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON CONTRACTS IN PROGRESS

China Dredging

Cost and estimated earnings in excess of billings on contracts in progress represent amounts of revenue earned under contracts in progress but not billed at the balance sheet date. These amounts become billable according to the contract terms, which usually consider passage of time, and/or completion of the project. As of June 30, 2013 and December 31, 2012, the balance of cost and estimated earnings in excess of billings on contracts in progress was $8,341,705 and $8,133,021, respectively. Cost and estimated earnings in excess of billings on contracts in progress include the following:

June 30, 2013 (Unaudited)

Name of contract	Estimated contract value	Total revenue recognized during the six months ended June 30, 2013	Amount received in 2013	Cost and estimated earnings in excess of billings on contracts in progress	Status of contract (Completion %)
1. Panjin Vessels Ship Maintenance Area Reclamation VII	$4,353,594	$3,294,612	$465,348	$2,829,264	76%

2. Yingkou Economic Area Steel Port Dredging I	5,300,028	1,648,897	-	2,295,290	31%

3. Yingkou Economic Area Steel Port Dredging II	13,060,782	2,279,063	-	1,660,638	17%

4. Jiangsu Nantong Dredging I	7,882,092	1,545,508	-	1,556,513	20%
	$30,596,496	$8,768,080	$465,348	$8,341,705

December 31, 2012

Name of contract	Estimated contract value	Total revenue recognized in 2012	Amount received in 2012	Cost and estimated earnings in excess of billings	Status of contract (Completion %)
1. Panjin Vessels Ship Maintenance Area Reclamation V	$5,200,826	$2,543,882	$453,400	$2,090,482	49%

2. Panjin Vessels Ship Maintenance Area Reclamation VI	4,829,338	1,073,186	-	1,085,055	22%

3. Yingkou Economic Area Xiongyu Reclamation and Bank Retrival I	7,448,801	1,406,996	-	1,422,556	19%

4. Guangdong Datang Chaozhou Sanbaimen Dredging II	1,719,321	674,243	-	681,700	39%

5. Jiangsu Qidongshi Yuantuojiao Reclamation III	9,247,500	2,369,194	-	2,395,396	26%

6. Fujian Meizhouwan Xiuyugang Dredging II	841,086	675,082	217,250	457,832	80%
	$29,286,872	$8,742,583	$670,650	$8,133,021

7.	OTHER RECEIVABLES

Other receivables as of June 30, 2013 and December 31, 2012 consisted of the following:

China Dredging

	June 30, 2013	December 31, 2012
	(Unaudited)

Petty cash held for BT project	$1,668,500	$-
Social insurance prepaid for staff	4,713	4,066
Loan to unrelated parties	1,328,607	-
Others	123	123
	$3,001,943	$4,189

Other receivables include social insurance prepaid for staff's portion by CDGC, this amount will be directly deducted from staff's salaries and it is interest free.

Loan to unrelated parties represented the Company assisted these unrelated parties for their operation cash flows. In the opinion of management, the amounts will be recoverable in the next twelve months.

Merchant Supreme

	June 30, 2013	December 31, 2012
	(Unaudited)

Grants receivable from the PRC Government	$7,648,256	$-
Others	11,584	29,885
	$7,659,840	$29,885

Other receivables represented grant receivables for restructuring new fishing vessels.

8.	INVENTORIES

Inventories as of June 30, 2013 and December 31, 2012 consisted of the following:

China Dredging

	June 30, 2013	December 31, 2012
	(Unaudited)

Consumable parts	$5,104,738	$5,029,653

Merchant Supreme

	June 30, 2013	December 31, 2012
	(Unaudited)

Frozen fish and marine catches in warehouse	$2,239,590	$161,484
Frozen fish and marine catches in transit	-	32,847
	$2,239,590	$194,331

9.	PREPAID DREDGER DEPOSITS

Prepaid dredger deposits as of June 30, 2013 and December 31, 2012 consisted of the following:

China Dredging

	June 30, 2013	December 31, 2012
	(Unaudited)

Non-related party	$23,625,640	$23,274,105

Prepaid dredger deposits on June 30, 2013 and December 31, 2012 represent deposits of two new dredgers before delivery. CDGC paid deposits for the acquisition of two dredgers which will be used for the expansion of dredging operations. The total expected cost of the two dredgers was approximately $42.4 million and $32.6 million respectively. Both dredgers will be delivered in 2013 (see Note 26(b)).

10.	PREPAID FISHING VESSEL DEPOSITS

Prepaid fishing vessel deposits as of June 30, 2013 and December 31, 2012 consisted of the following:

Merchant Supreme

	June 30, 2013	December 31, 2012
	(Unaudited)

Fuzhou Honglong Ocean Fishery Co., Ltd.	$410,017,680	$-

On June 19, 2013, the Company signed Master Agreement to acquire 46 vessels amounted to $ 410 million from Fuzhou Honglong Ocean Fishery Co., Ltd. The purchase price was determined by reference to the valuation reports dated June 6, 2013. The ownership of these 46 fishing vessels has not yet been transferred and the transfer takes time.

11.	SECURITY DEPOSITS

China Dredging

Security deposits represent amounts on deposit with the owners of dredgers leased by CDGC’s VIE, Fujian Service. Such amounts will be returned to Fujian Service when the corresponding lease ends. Security deposits were $18,607,228 and $25,087,880 as of June 30, 2013 and December 31, 2012, respectively.

12.	LONG-TERM INVESTMENT

Merchant Supreme

Long-term investment represents Merchant Supreme’s VIE, Pingtan Fishing’s interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing paid RMB 21 million, or approximately $3.4 million to subscribe to 13,434,000 shares, or 5% of the common stock of Pingtan Rural-Commercial Bank, and completed its registration as a shareholder on October 17, 2012.

Pingtan Fishing used the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank. Merchant Supreme determined that there was no impairment on this investment during three and six months ended June 30, 2013 and 2012, respectively.

13.	DEPOSIT ON SETTING UP OF JOINT VENTURE

Deposit on setting up of Joint Venture as of June 30, 2013 and December 31, 2012 consisted of the following:

Merchant Supreme

	June 30, 2013	December 31, 2012
	(Unaudited)
Deposit for an asset interest acquisition and investment in a proposed Indonesia joint venture	$-	$6,090,302

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

Pingtan Fishing deposited in aggregate $5,470,000 cash ($6,090,302 as of December 31, 2012) to Avona from July 2007 to November 2009, and did not transfer any fishing vessel to Avona or the proposed joint venture company as of the issuance date of these financial statements. Because of certain government restrictions on these proposed investments, the acquisition of the Avona fishing base’s 80% controlling interest and establishment of the joint-venture were not consummated. Under separate arrangements, Xinrong Zhuo and certain of his family members, the ultimate beneficial owners of Merchant Supreme obtained the management rights of the Avona fishing base and another Indonesian enterprise PT. Dwikarya Reksa Abadi (“Kimaan”)’s fishing base. Xinrong Zhuo and his family members also gained influence over Avona’s daily operations, and combined with management rights of the fishing base, they are able to provide ship agency, maintenance and other services to Merchant Supreme’s fishing vessels so that they can legally and efficiently operate in Indonesia waters. Accordingly, Avona is regarded as a related party of Merchant Supreme.

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

14.	DEPOSIT FOR BT PROJECT

Deposit for BT project as of June 30, 2013 and December 31, 2012 consisted of the following:

China Dredging

	June 30, 2013	December 31, 2012
	(Unaudited)

Investment in a Build-Transfer (BT) project	$67,862,613	$66,852,860

On September 29, 2012, Lianjiang Kemen Port Construction Development Co., Ltd (“LKPC”) and China Gezhouba Group Co., Ltd (“CGGC”) entered into a contract for a BT project in Kemen Industrial Zone of Lianjiang County, Fujian Province, the PRC, with an estimated investment of $201 million. The BT project undertaken by LKPC involves dredging, reclamation and cofferdam construction, with a reclamation area of 10.3 million square meters, a reclamation volume of 29.3 million cubic meters, a total cofferdam length of 4,545 meters, a total length of pioneer road of 38,948 meters and a construction period of eighteen months. On October 29, 2012, China Dredging's subsidiary Pingtan Xingyi entered into a supplementary contract with CGGC, Gezhouba Xinjiang Engineering Co., Ltd, which is a subsidiary of CGGC, and Fujian Yihai Investment Ltd, a related company owned and controlled by members of the family of Xinrong Zhuo. Under the supplementary contract, Pingtan Xingyi is responsible for part of the investment, financing, dredging and reclamation within the scope of the BT project, and will deliver the project to the tenderer LKPC after the project is completed and accepted.

During the fourth quarter of 2012, a deposit of $67 million has been placed as China Dredging’s (through its Pingtan Xingyi subsidiary) portion of the share capital to form a company with CGGC for the sole purpose of completing the BT project for LKPC. The formation of this new company is yet to be completed. The Group will own a 49% interest in the company and will account for its investment using the equity method. CGGC will own the other 51% interest in the company. The Group is under no legal obligation to provide additional capital in the company and it is not expected that additional capital will be needed. If, however, the project eventually requires more than the expected $201 million, to the extent the additional funds are not provided by LKPC, China Dredging, in consultation and negotiation with CGGC, may decide that it is desirable to provide additional capital.

As of June 30, 2013, Pingtan Xingyi has RMB 246.5 million in the custody of Fujian Yihai.

15.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of June 30, 2013 and December 31, 2012 consisted of the following:

China Dredging

	June 30, 2013	December 31, 2012
	(Unaudited)

Dredgers	$73,754,961	$72,657,534
Motor vehicles	555,839	85,971
Machinery	86,339	41,235
Office equipment	32,787	7,950
	74,429,926	72,792,690
Less: Accumulated depreciation	(32,045,135)	(28,227,208)
	$42,384,791	$44,565,482

Total depreciation expenses for the three months ended June 30, 2013 and 2012 were $1,929,952 and $1,837,050, respectively, of which $1,929,569 and $1,836,678, respectively, were included in cost of revenue.

Total depreciation expenses for the six months ended June 30, 2013 and 2012 were $3,817,927 and $3,683,983, respectively, of which $3,817,166 and $3,683,238, respectively, were included in cost of revenue.

As of June 30, 2013 and December 31, 2012, CDGC owned four dredgers. As of June 30, 2013 and December 31, 2012, the total net book value of the dredgers was $41,794,911 and $44,483,781, respectively.

Merchant Supreme

	June 30, 2013	December 31, 2012
	(Unaudited)

Externally purchased fishing vessels	$21,518,850	$20,934,880
Office and other equipment	140,166	134,684
Fishing vessels under construction	32,857,805	17,436,515
	54,516,821	38,506,079
Less: Accumulated depreciation	(2,942,841)	(1,364,173)
	$51,573,980	$37,141,906

Depreciation expenses were $769,322 and $905,691 for the three months ended June 30, 2013 and 2012, respectively; $1,529,723 and $1,871,318 for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013 and December 31, 2012, Merchant Supreme had 16 fishing vessels which were fully depreciated with estimated useful lives of 10 years. These fishing vessels were contributed by registered equity owners in exchange for Merchant Supreme's paid-in capital and were recorded at the equity owners' historical cost of $nil at the time of contribution.

As of June 30, 2013 and December 31, 2012, Merchant Supreme had 20 fishing vessels with net carrying amount of $17,387,855 and $17,334,990 pledge as collateral for term loans of Merchant Supreme and of a related party in the amount of approximately $10.6 million.

16.	ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable to related parties as of June 30, 2013 and December 31, 2012 consisted of the following:

Merchant Supreme

	June 30, 2013	December 31, 2012
	(Unaudited)

PT. Avona Mina Lestari	$-	$5,589,681
Fuzhou Honglong Ocean Fishery Co., Ltd.	-	175,951
	$-	$5,765,632

Accounts payable to related parties are not collateralized, carry no interest, and do not have specific repayment terms.

Deposit on setting up Joint venture netted off with accounts payables – related parties.

17.	RECEIPT IN ADVANCE - RELATED PARTIES

Receipt in advance from related parties as of June 30, 2013 and December 31, 2012 consisted of the following:

Merchant Supreme

	June 30, 2013	December 31, 2012
	(Unaudited)

Shenzhen Western Coast Fisherman Pier Co., Ltd	$-	$12,681,102

18.	TERM LOANS

Merchant Supreme

As of June 30, 2013 and December 31, 2012, Merchant Supreme’s short and long-term loans consisted of the following items:

(a)   Short-term loans

	June 30, 2013	December 31, 2012
	(Unaudited)
Classified by financial institutions:
Industrial and Commercial Bank of China	$11,183,061	$14,390,323
Fujian Haixia Bank	8,961,449	7,133,120
China Minsheng Banking Corporation Limited	-	3,645,817
	$20,144,510	$25,169,260
Additional information:
Maximum balance outstanding during the period/year	$25,169,260	$25,169,260
Interest expense for the three months ended June 30, 2013 and 2012	$277,794	$499,728
Interest expense for the six months ended June 30, 2013 and 2012	$561,217	$914,342
Weighted average interest rate for the six months ended June 30, 2013 and 2012	1.3%	2.0%

The principal payments for the outstanding short-term loans are as follows:

Name of Banks	Principal amount	Current annualized interest rate	Terms of loans	Collateral	Outstanding amount as of June 30, 2013
Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$1,999,620	Fixed rate at 2.4826% per annum	Due on July 2, 2013	N/A	$1,999,620

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$565,774	Fixed rate at 2.4811% per annum	Due on July 7, 2013	N/A	565,774

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$1,209,915	Fixed rate at 2.4771% per annum	Due on July 18, 2013	N/A	1,209,915

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$1,096,065	Fixed rate at 2.2756% per annum	Due on August 2, 2013	N/A	1,096,065

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$1,447,965	Fixed rate at 2.7741% per annum	Due on August 23, 2013	N/A	1,447,965

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$1,508,505	Fixed rate at 2.7741% per annum	Due on August 23, 2013	N/A	1,508,505

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$475,550	Fixed rate at 2.7741% per annum	Due on August 23, 2013	N/A	475,550

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$1,236,375	Fixed rate at 2.77395% per annum	Due on September 6, 2013	N/A	1,236,375

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$604,292	Fixed rate at 2.77395% per annum	Due on September 6, 2013	N/A	604,292

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$1,039,000	Fixed rate at 2.77445% per annum	Due on September 7, 2013	N/A	1,039,000

Fujian Haixia Bank, Fuzhou Hualin Branch	RMB30,000,000	Fixed rate at 8.4000% per annum	Due on September 21, 2013	Guarantee by Xinrong Zhuo	4,888,063

Fujian Haixia Bank, Fuzhou Hualin Branch	RMB15,000,000	Fixed rate at 9.0000% per annum	Due on April 23, 2014	Guarantee by Xinrong Zhuo	2,444,032

Fujian Haixia Bank, Fuzhou Hualin Branch	RMB10,000,000	Fixed rate at 9.0000% per annum	Due on May 9, 2014	Guarantee by Xinrong Zhuo	1,629,354
					$20,144,510

Short-term loans of US$1,999,620, US$565,774, US$1,209,915 and US$1,096,065 from Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch repaid on July 2, July 5, July 18 and August 2, 2013 respectively.

Merchant Supreme has raised short-term loans amounted to US$5,873,210 from Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch in July 2013 and these amounts will be due in October 2013.

(b)	Long-term loans

The current portion of the term loans is shown in the table below:

	June 30, 2013	December 31, 2012
	(Unaudited)

China Minsheng Banking Corporation Limited, Fuzhou Branch	$9,751,686	$6,509,170
Fujian Haixia Bank, Fuzhou Hualin Branch	1,629,355	1,585,138
	$11,381,041	$8,094,308
Additional information:
Weighted average interest rate for the six months ended June 30, 2013 and 2012	3.6%	1.1%

The term loan amounts recorded as non-current as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
China Minsheng Banking Corporation Limited, Fuzhou Branch	$9,751,686	$13,519,046
Fujian Haixia Bank, Fuzhou Hualin Branch	2,444,032	3,170,275
	$12,195,718	$16,689,321

Interest expenses of long-term loans for the six months ended June 30, 2013 and 2012 amounted to $834,525 and $151,200, respectively. Interest expenses of long-term loans for the three months ended June 30, 2013 and 2012 amounted to $432,571 and $151,200, respectively. Interest expenses of $25,220 and $83,524 are capitalized to construction in progress both for the three and six months ended June 30, 2013 and 2012, respectively.

A summary of the principal payments for the outstanding term loans during the following three fiscal years is as follows:

						Total
		Term of	Principal payment due during			outstanding loan
Name of bank	Collateral	loans	2013	2014	2015	amount

China Minsheng Banking Corporation Limited, Fuzhou Branch	Pingtan Fishing’s and Hong Long’s fishing vessels and guaranteed by Xinrong Zhuo	May 4, 2012 to March 16, 2015	$3,006,159	$6,012,318	$3,006,159	$12,024,636

China Minsheng Banking Corporation Limited, Fuzhou Branch	Pingtan Fishing’s and Hong Long’s fishing vessels and guaranteed by Xinrong Zhuo	June 15, 2012 to March 16, 2015	733,210	1,466,419	733,210	2,932,839

China Minsheng Banking Corporation Limited, Fuzhou Branch	Pingtan Fishing’s and Hong Long’s fishing vessels and guaranteed by Xinrong Zhuo	June 29, 2012 to March 16, 2015	1,136,475	2,272,949	1,136,475	4,545,899

Fujian Haixia Bank, Fuzhou Hualin Branch	Guaranteed by Xinrong Zhuo	April 25, 2012 to March 22, 2015	814,677	1,629,354	1,629,354	4,073,385
			$5,690,521	$11,381,040	$6,505,198	$23,576,759

(c)	Guarantees and collaterals provided to related parties

In October 2012, Pingtan Fishing entered into two pledge contracts with China Minsheng Banking Corp., Ltd. Pursuant to the terms of the pledge contracts, Pingtan Fishing put 10 fishing vessels, as collateral to secure Hong Long’s long-term loans from the financial institution in amount of approximately $10.6 million, which are due on April 18, 2015. In addition to the collateral provided to Hong Long, Pingtan Fishing also guaranteed the repayment of $45.6 million long-term loans.

As of the date of these financial statements, Pingtan Fishing had not received any demand from the lender to dispose the collateralized properties or to make any payments under the guarantee.

In September 2012, Pingtan Fishing provided certain guarantees to Hong Long for its short-term loans from China CITIC Bank Corporation Limited, in maximum guarantee amount of approximately $24.4 million. The short-term loans are due on September 21, 2013.

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

In January 2013, Pingtan Fishing provided certain guarantees to Hong Long for its term loans from Industrial and Commercial Bank of China. Fuzhou Jinshan Branch, in maximum guarantee amount of approximately $13.0 million. The loans are due on January 28, 2016.

As of the date of these financial statements, Pingtan Fishing was not required to make any payments under these guarantee agreements.
19.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of June 30, 2013 and December 31, 2012 consisted of the following:

PME

	June 30, 2013	December 31, 2012
	(Unaudited)

Accrued interest	$204,054	$-
Accrued salaries and wages	20,000	-
Other payables	132,059	18
	$356,113	$18

China Dredging

	June 30, 2013	December 31, 2012
	(Unaudited)

Accrued salaries and wages	$160,615	$129,633
Accrued staff benefits	279,467	253,178
Other tax payables	455,190	279,126
Accrued outsourced dredger services and labor	1,475,462	1,564,582
Other payables	199,131	477,831
	$2,569,865	$2,704,350

Other tax payables represent payables other than income tax which consist of business tax, individual salary tax, stamp duty, embankment tax and other small local taxes. Business tax was 3% - 5% of revenue recognized, as of June 30, 2013 and December 31, 2012, and other tax payables included $441,591 and $265,847 of business tax payable, respectively.

Merchant Supreme

	June 30, 2013	December 31, 2012
	(Unaudited)

Accrued salaries and wages	$2,178,017	$673,234
Other payables	7,942,451	360,532
	$10,120,468	$1,033,766

20.	NOTE PAYABLE

PME

Note payable as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
Promissory note:
Fuzhou Honglong Ocean Fishery Co., Ltd ("Hong Long")	$155,166,195	$-

Additional information:
Maximum balance outstanding during the period/year	$155,166,195	$-
Interest expense	$-	$-
Flat rate per annum	4.00%	-

An amount of approximately $155.2 million of a promissory note issued by Hong Long on June 19, 2013 on the acquisition of fishing vessels for PME’s subsidiary, Pingtan Fishing.

PME promised to pay to Hong Long the aforementioned principal sum. Interest accrued from the date of the unsecured promissory note on the unpaid principal amount at a rate equal to four percent (4.0%) per annum, simple interest. All principal and interest shall be due and payable on June 19, 2015.

For the period ended June 30, 2013, PME did not repay any principal and interest. The outstanding principal and interest have been included in the capital commitment (see Note 26(b)).

21.	ADVANCED TO/FROM RELATED PARTIES

Advanced to/from related parties as of June 30, 2013 and December 31, 2012 consisted of the following:

(a)	Name and relationship of related parties

Name of related party	Relationship
Panxing Zhuo	Father of Xinrong Zhuo, a Family Member
Honghong Zhuo	Daughter of Xinrong Zhuo
Qing Lin	Brother-in-law of Xinrong Zhuo, a Family Member
Longfei Zhuo	Cousin of Xinrong Zhuo, a Family Member
Sunqiang Zhou	Brother-in-law of Xinrong Zhuo, a Family Member
Cheng Chen	Cousin of Xinrong Zhuo, a Family Member
Xiaojie Wu	Brother-in-law of Xinrong Zhuo, a Family Member
Xiaoqin Xu	An employee of an affiliate company
Xiaomei Yang	An employee of the Company and niece of Xinrong Zhuo
Xiaofang Zhuo	Cousin of Xinrong Zhuo, a Family Member
Longhua Zhuo	Sister of Xinrong Zhuo,a Family Member

Fujian Yihai Investment Co., Ltd.	An affiliate company majority owned by Longjie Zhuo, sibling of Xinrong Zhuo
Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd.	An affiliate company owned by Longfei Zhuo and Honghong Zhuo
Fujian Lutong Highway Engineering	An affiliate company majority owned by Xiaojie Wu, brother-in-law of Xinrong Zhuo
Fujian Haiyi International Shipping Agency Co., Ltd.
An affiliate company to which the Company acted as a trustee equity owner. Haiyi International is ultimately majority owned and controlled by Sunqiang Zhou, brother-in-law of Xinrong Zhuo and a Family Member

Fujian Xinnong Ocean Fisheries Development Co., Ltd.	An affiliate company to which the Company acted as a trustee equity owner. Xinnong is ultimately owned and controlled by Xiaojie Wu

Fuzhou Haoyouli Fisheries Development Co., Ltd.	An affiliate company to which the Company acted as trustee equity owner. Haoyouli is ultimately owned and controlled by Sunqiang Zhou

Fuzhou Honglong Ocean Fishery Co., Ltd.	An affiliate company majority owned and controlled by Ping Lin, spouse of Xinrong Zhuo and a Family Member
PT. Avona Mina Lestari	An affiliate company controlled by Xinrong Zhuo family domiciled in Indonesia, engaged in fishing base management and fishing vessel service
PT. Dwikarya Reksa Abadi	An affiliate company controlled by Xinrong Zhuo family domiciled in Indonesia, engaged in fishing base management and fishing vessel service
Haifeng Dafu Enterprise Company Limited	An affiliate company domiciled in the Hong Kong Special Administrative Region of the PRC (“Hong Kong”)
Hai Yi Shipping Limited	An affiliate company domiciled in the Hong Kong
Fuzhou Wanhao Real Estate Property Investment Co., Ltd.	An affiliate company majority-owned and controlled by Qing Lin
China Communication Materials Central and South Co., Ltd.	An affiliate company majority-owned by Lutong Highway
Fujian Gangjun Construction Co., Ltd.	An affiliate company ultimately controlled by Xinrong Zhuo
Fuzhou Baojie Haiyi Ocean Fishing Co., Ltd.	An affiliate company majority-owned and controlled by Xinrong Zhuo
Fujian International Trading and Transportation Co., Ltd.	An affiliate company owned by Yihai Investment and Longhao Zhuo, sibling of Xinrong Zhuo and a Family Member
Fuzhou Dongxing Longju Real Estate Co., Ltd.	An affiliate company owned by Xinrong Zhuo
Shenzhen Western Coast Fisherman Pier Co., Ltd.	An affiliate company owned by Xinrong Zhuo
Pingtan Heshun Fuel Co., Ltd.	An affiliate company under Xinrong Zhuo’s common control
Fuzhou Hairong Trading Co., Ltd.	An affiliate company under Xinrong Zhuo’s common control
Hongfa Shipping Limited	An affiliate company owned by Xinrong Zhuo

(b)	Advance to related parties

PME

	June 30, 2013	December 31, 2012
	(Unaudited)

Merchant Supreme (eliminated in consolidation)	$155,102,195	$-

China Dredging

	June 30, 2013	December 31, 2012
	(Unaudited)

Merchant Supreme (eliminated in consolidation)	$200,337,190	$-
PME (eliminated in consolidation)	242,137	-
	$200,579,327	$-

Merchant Supreme

	June 30, 2013	December 31, 2012
	(Unaudited)

Honghong Zhuo	$-	$1,642,203
Panxing Zhuo	-	6,196,248
Qing Lin	-	100,855
Xiaofang Zhuo	-	769,251
Xiaomei Yang	-	7,598,782
China Communication Materials Central and South Co., Ltd	-	6,895,349
China Dredging (eliminated in consolidation)	4,888,063	-
Fujian Haiyi International Shipping Agency Co., Ltd.	-	243,117
Fujian Lutong Highway Engineering Construction Co., Ltd.	-	2,161,177
Fujian Yihai Investment Co., Ltd	-	13,467,150
Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd.	-	956,315
Fuzhou Haoyouli Fisheries Development Co., Ltd.	-	7,204,451
Fuzhou Wanhao Real Estate Property Investment Co., Ltd	-	2,567,923
	$4,888,063	$49,802,821

Advance to related parties represented loans to related parties. These balances are not collateralized, carry no interest, and do not have specific repayment terms.

(c)	Advance from related parties

PME

	June 30, 2013	December 31, 2012
	(Unaudited)

China Dredging (eliminated in consolidation)	$242,137	$-

China Dredging

	June 30, 2013	December 31, 2012
	(Unaudited)

Merchant Supreme (eliminated in consolidation)	$4,888,063	$-

Merchant Supreme

	June 30, 2013	December 31, 2012
	(Unaudited)

China Dredging (eliminated in consolidation)	$200,337,190	$-
PME (eliminated in consolidation)	155,102,195	-
	$355,439,385	$-

Advance from related parties are not collateralized, carry no interest, and do not have specific repayment terms.

22.	CAPITAL

(a)	Share capital

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

An aggregate of 30,329,883 ordinary shares and 3,966,667 warrants that were originally issued by CGEI, to Chum Capital Group Limited, in connection with a private placement prior to CGEI’s initial public offering, and that became exercisable for the Company’s ordinary shares beginning on March 27, 2013 (the “Sponsor Warrants”). have been registered for resale by the selling security-holders under Form S-3 filed on June 17, 2013 and declared effective on June 19, 2013. The Company also registered an aggregate of 8,966,667 ordinary shares that are issuable by the Company upon exercise of the 3,966,667 Sponsor Warrants and 5,000,000 warrants that were issued in the CGEI’s initial public offering (the “Public Warrants”) and that became exercisable upon the consummation of the transactions contemplated by that certain Agreement and Plan of Merger, dated as of October 24, 2012, between CGEI, CDGC, China Growth Dredging Sub Ltd. and Xinrong Zhuo and by that certain Share Purchase Agreement, dated as of October 24, 2012, between CGEI and Merchant Supreme. .

Each Public Warrants and Sponsor Warrant (the “Warrants”) entitles the registered holder thereof to purchase one of the Company’s ordinary shares upon payment of the exercise price of $12.00 per share.

The Sponsor Warrants are identical to the Public Warrants except that the Sponsor Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will not be redeemable by the Company, in each case so long as they are still held by these purchases or their transferees.

The fair value of Warrants amounted to approximately $18,255,237 which was calculated by using Black-Scholes Option Calculator. The fair value of each of warrant was estimated using the following assumptions:

A summary of all Warrants outstanding as of June 30, 2013 and actions relating thereto during the period then ended is presented below:

June 30, 2013
(Unaudited)

Expected volatility	89%
Expected term (in years)	4.7
Risk free rate	1.41%

A summary of all Warrants outstanding as of June 30, 2013 is presented below:

	Number of Warrants	Exercise Price	Terms

Issued on May 26, 2011 and outstanding as of June 30, 2013	8,966,667	$12.00	4.7 years

During the period ended June 30, 2013, no warrant was exercised or expired.

(b)	Retained earnings and statutory reserves

Fujian Service, Fujian Wanggang, Wonder Dredging, Pingtan Xingyi, Pingtan Zhuoying, Pingtan Guansheng and Pingtan Fishing Group operate in the PRC, are required to transfer 10% of their net profits after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year. The statutory reserves of the Company represent the statutory reserves of the above-mentioned companies as required under the PRC law.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the shareholders’ equity. This statutory reserve is not distributable in the form of cash dividends.

Retained earnings/(accumulated losses) and statutory reserves as of June 30, 2013 and December 31, 2012 consisted of the following:

PME

	June 30, 2013	December 31, 2012
	(Unaudited)

Accumulated losses	$(3,284,651)	$(2,366,419)

Statutory reserves	$-	$-

China Dredging

	June 30, 2013	December 31, 2012
	(Unaudited)

Retained earnings	$209,972,814	$183,053,524

Statutory reserves	$15,770,334	$15,386,316

As of June 30, 2013, the statutory reserves of Fujian Service and Wonder Dredging have fulfilled the requirement of PRC accounting rules and regulations. Fujian Wanggang and Pingtan Zhuoying had sustained losses since its establishment; therefore no appropriation of net profits to the statutory reserves was required.

Merchant Supreme

	June 30, 2013	December 31, 2012
	(Unaudited)

Retained earnings	$48,712,333	$36,537,115

Statutory reserves	$4,000,326	$4,000,326

As of June 30, 2013, the statutory reserve of Pingtan Fishing has fulfilled the requirement of PRC accounting rules and regulations. Pingtan Guansheng, Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying had sustained losses since its establishment; therefore no appropriation of net profits to the statutory reserves was required.

23.	INCOME TAXES

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

A reconciliation of the expected income tax expense to the actual income tax expense for the three and six months ended June 30, 2013 and 2012 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income before tax	$23,236,499	$29,257,857	$34,779,886	$58,256,571

Expected PRC income tax expense at statutory tax rate of 25%	$5,809,125	$7,314,464	$8,694,972	$14,564,143
Add: Non-deductible expenses	30,344	213,493	58,878	294,012
Less: Non-taxable income	(4,269)	(650)	(464,456)	(1,021)
Less: Tax exemption*	(546,511)	-	(693,981)	-
Effect of exchange rate	(15,362)	6,633	(118,835)	6,702
Actual income tax expense	$5,273,327	$7,533,940	$7,476,578	$14,863,836

* The income tax of Pingtan Xingyi was calculated by 2% of revenue and it was approved by the Tax Bureau.

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

For the three and six months ended June 30, 2013 and 2012, there was no unrecognized tax benefit. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its financial tax position. As of June 30, 2013 and December 31, 2012, CDGC did not accrue any interest and penalties.

24.	RELATED PARTY TRANSACTIONS

China Dredging

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Office rental Ping Lin (1)	$13,881	$13,583	$26,626	$26,055

Hire charge of crew Fujian Haiyi International Shipping Agency Co., Ltd (2)	116,228	273,826	231,124	549,125
	$130,109	$287,409	$257,750	$575,180

(1)
CDGC’s VIE, Fujian Service, entered into an office rental agreement in 2008 with Ping Lin, a relative of one of the former owners, Qing Lin, which will expire on December 31, 2015. Fujian Wanggang and Wonder Dredging also entered into office rental agreements in 2010 with Ping Lin. The office rental agreements between Fujian Wanggang and Ping Lin, and Wonder Dredging and Ping Lin will expire on June 9, 2014 and April 30, 2014, respectively.

(2)
Fujian Service entered into four crew hire agreements with Fujian Haiyi International Shipping Agency Co., Ltd which is ultimately majority-owned and controlled by Sunqiang Zhou, brother-in-law of Xinrong Zhuo. One of the agreements expired in July 2012 and the others will expire in 2014.

Merchant Supreme

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sale of frozen fish and other marine catches
Shenzhen Western Coast Fisherman Pier Co., Ltd.	$2,341,114	$-	$10,305,654	$-
Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd. (1)	-	1,026,086	-	4,571,567
Fujian Xinnong Ocean Fisheries Development Co., Ltd.	-	3,358,713	-	8,941,674
Total sales	$2,341,114	$4,384,799	$10,305,654	$13,513,241

Purchase of fuel, fishing nets and other on board consumables (2)
Fuzhou Honglong Ocean Fishery Co., Ltd.	$419,909	$494,728	$1,018,331	$909,033
PT. Avona Mina Lestari	4,402,490	1,806,771	11,616,440	1,806,771
	4,822,399	2,301,499	12,634,771	2,715,804

Purchase of vessel maintenance service (3)
PT. Avona Mina Lestari	710,708	631,553	1,315,374	1,266,504

Purchase of transportation service (3)
Haifeng Dafu Enterprise Company Limited	1,248,310	536,726	1,723,860	1,019,263
Hai Yi Shipping Limited	263,737	-	735,890	158,234
Hongfa Shipping Limited	604,291	-	1,170,065	-
PT. Avona Mina Lestari	-	31,725	35,149	244,029
	2,116,338	568,451	3,664,964	1,421,526

Cold storage warehouse and office rental Ping Lin (6)	3,417	-	6,795	-
Fuzhou Honglong Ocean Fishery Co., Ltd. (4)	-	67,739	-	193,142
	3,417	67,739	6,795	193,142

Indonesia fleet vessel agency fee payable (5)
PT. Avona Mina Lestari	172,595	56,866	345,037	104,487

Crewmen compensation paid on behalf Fuzhou Honglong Ocean Fishery Co., Ltd.	-	131,785	-	232,980
PT. Avona Mina Lestari	-	82,500	-	220,000
	-	214,285	-	452,980
Indonesia fishing licenses paid on behalf
PT. Avona Mina Lestari	293,600	132,836	586,448	237,737
Total purchases and expenses	$8,119,057	$3,973,229	$18,553,389	$6,392,180

(1)
On January 4, 2012, Merchant Supreme’s VIE, Pingtan Fishing, and Haifeng Dafu entered into a sale agreement. Pingtan Fishing sold Haifeng Dafu 2,193,820 kilograms of frozen hairtail, at price of $2.08 per kilogram, for a total consideration of $4,570,497.

(2)	Fuel, fishing nets and other consumables were sold to Pingtan Fishing at prevailing market prices.

(3)	Vessel maintenance and transportation services were charged to Pingtan Fishing at prices mutually agreed by the related parties and Pingtan Fishing.

(4)
The Company sub-leased office area and cold storage warehouse cells from Hong Long. Pursuant to an Office Space Rental and Staff Dispatch Agreement entered into on January 1, 2010 with a three-year term, annual lease and facilities expenses are RMB1,000,000. Cold storage warehouse cell sub-lease contracts were entered into simultaneously with Hong Long’s lease contracts with the third party lessor, which are renewed every 12-to-16 months. The agreements were terminated on July 31, 2012.

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

(6)	Pingtan Fishing leased office from Ping Lin. Pursuant to a rental agreement entered into on July 31, 2012 with three-year term, annual lease is $13,590.

25.	CERTAIN RISKS AND CONCENTRATIONS

(a)	Credit risk

As of June 30, 2013 and December 31, 2012, a substantial portion part of the Company’s cash included bank deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company does not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

(b)	Major customers

Customers accounting for 10% or more of the Company's revenues were as follows:

China Dredging

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

CCCC Shanghai Dredging Co., Ltd *	-	14%	-	21%
CCCC Tianjin Dredging Co., Ltd *	-	17%	-	18%
CCCC Guangzhou Dredging Co., Ltd *	41%	23%	31%	18%
Guangdong Jindonghai Holding Co. Ltd	-	10%	17%	-
Nanjing Shuili Engineering Co., Ltd	15%	13%	19%	11%
China Gezhouba Group Co., Ltd	23%	-	23%	-
	79%	77%	90%	68%

* Indicates customers under control of a common parent company

The major customer of the CDGC is China Communications Construction Company Ltd (“CCCC”) and its subsidiaries, including CCCC Guangzhou Dredging Co., Ltd, CCCC Shanghai Dredging Co., Ltd, CCCC Tianjin Dredging Co., Ltd, CCCC Second Harbor Engineering Co., Ltd, CCCC Third Harbor Engineering Co., Ltd and CCCC Fourth Harbor Engineering Co., Ltd. For the three months ended June 30, 2013 and 2012, CCCC and its subsidiaries accounted for 42% and 57%, respectively, of the CDGC’s total contract revenue. For the six months ended June 30, 2013 and 2012, CCCC and its subsidiaries accounted for 31% and 59%, respectively, of the CDGC’s total contract revenue.

CCCC is a state-owned enterprise that acts as a general contractor and performs in significant majority of the port infrastructure and dredging activity in the PRC. CCCC and its subsidiaries subcontract a portion of the required dredging services to specialty contractors. CDGC does not have any relationship with these customers.

Merchant Supreme

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Fujian Xinnong Ocean Fisheries Development Co., Ltd	-	33%	-	35%
Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd	-	10%	-	18%
Shenzhen Western Coast Fisherman Pier Co., Ltd.	11%	-	25%	-
	11%	43%	25%	53%

(c)	Major suppliers

Suppliers accounting for 10% or more of the Company's total purchases were as follows:

China Dredging

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Supplier A	23%	11%	16%	18%
Supplier B	-	18%	-	16%
Supplier C	21%	16%	30%	15%
Supplier D	14%	-	-	10%
Supplier F	13%	11%	20%	10%
Supplier H	21%	16%	17%	11%
	92%	72%	83%	80%

CDGC’s VIE, Fujian Service, is dependent on third-party consumable parts manufacturers for all of its supply of dredging consumable parts. For the three months ended June 30, 2013 and 2012, products purchased from the Fujian Service's three largest suppliers accounted for 65% and 50% of product purchases, respectively. For the six months ended June 30, 2013 and 2012, products purchased from the Fujian Service's three largest suppliers accounted for 67% and 49% of product purchases, respectively. Fujian Service is dependent on the ability of its suppliers to provide products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on Fujian Service. Fujian Service believes that its relationships with its suppliers are satisfactory, and Fujian Service has never experienced inadequate supply from suppliers.

Merchant Supreme

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PT. Avona Mina Lestari	41%	31%	49%	22%
Supplier A	29%	42%	21%	50%
	70%	73%	70%	72%

26.	COMMITMENTS

(a)	Operating lease commitments

China Dredging

The total future minimum lease payments under non-cancellable operating leases with respect to dredgers, crew, consumable parts and office as of June 30, 2013 were payable as follows:

	Hire charge	Hire charge	Consumable
	of dredgers	of crew	parts supply	Office rental	Total
For the years ended
December 31,
2013	$2,505,133	$868,217	$6,069,345	$-	$9,442,695
2014	2,186,050	942,018	4,046,230	12,836	7,187,134
2015	773,943	586,568	-	12,836	1,373,347
	$5,465,126	$2,396,803	$10,115,575	$25,672	$18,003,176

The operating lease commitments below include both the related parties commitments and non-related parties commitments. The total future lease payments as of June 30, 2013 are summarized as follows:

	Hire charge	Hire charge	Consumable
	of dredgers	of crew	parts supply	Office rental	Total

Related parties commitments	$-	$360,109	$-	$25,672	$385,781
Non-related parties commitments	5,465,126	2,036,694	10,115,575	-	17,617,395
	$5,465,126	$2,396,803	$10,115,575	$25,672	$18,003,176

Rental expenses under non-cancellable operating leases arrangements for the three months ended June 30, 2013 and 2012 was $2,659,020 and $5,931,600, respectively, of which $130,109 and $287,409 respectively, was paid to the related parties (see Note 24).

Rental expenses under non-cancellable operating leases arrangements for the six months ended June 30, 2013 and 2012 was $5,397,288 and $11,893,927, respectively, of which $257,750 and $575,180, respectively, was paid to the related parties (see Note 24).

Merchant Supreme

Pingtan Fishing leased office from Ping Lin. Pursuant to a rental agreement entered into on July 31, 2012 with three-year term, annual lease is $13,590. The total future minimum lease payments under non-cancellable operating leases with respect to the office as of June 30, 2013 were as follows:

	Office rental	Total
For the years ended December 31,
2013	$6,843	$6,843
2014	13,687	13,687
2015	7,984	7,984
	$28,514	$28,514

The operating lease commitments below include both the related parties commitments and non-related parties commitments. The total future lease payments as of June 30, 2013 are summarized as follows:

	Office rental	Total

Related parties commitments	$28,514	$28,514
Non-related parties commitments	-	-
	$28,514	$28,514

Rental expenses under non-cancellable operating leases arrangements for the three months ended June 30, 2013 and 2012 was $76,024 and $114,834, respectively, of which $3,417 and $67,739 are paid to the related parties (Note 24).

Rental expenses under non-cancellable operating leases arrangements for the six months ended June 30, 2013 and 2012 was $151,177 and $240,237, respectively, of which $6,795 and $193,142 are paid to the related parties (Note 24).

(b)	Capital commitments

PME

PME had the following capital commitments as of June 30, 2013:

Promissory note:
Outstanding principal	$155,166,195
Outstanding interest	12,430,301
$167,596,496

The future payments required under the promissory note as of June 30, 2013 are as follows:

For the years ended December 31,
2013	$3,332,885
2014	6,206,648
2015	158,056,963
$167,596,496

China Dredging

CDGC had the following capital commitments as of June 30, 2013:

Contracted, but not provided for: Acquisition of dredgers, net of deposit paid	$51,324,665

The future payments required under the construction contracts as of June 30, 2013 are as follows:

For the year ended December 31, 2013	$51,324,665

Merchant Supreme

Merchant Supreme had the following capital commitments as of June 30, 2013:

Contracted, but not provided for: Acquisition of fishing vessels, net of deposit paid	$4,316,877

The future payments required under the purchase contracts as of June 30, 2013 are as follows:

For the year ended December 31, 2013	$4,316,877

27.	CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

As of June 30, 2013, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Company’s consolidated financial statements, if any.

CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)

Assets
Prepaid expenses	$24,000	$-
Investments in subsidiaries	600,368,265	400,298,968
Total assets	$600,392,265	$400,298,968

Liabilities and equity
Current liabilities
Accrued liabilities and other payables	$356,113	$-
Advance from a shareholder	256,000	-
Total current liabilities	612,113	-

Other liabilities
Note payable	155,166,195	-
Total liabilities	155,778,308	-

Shareholders' equity
Total shareholders' equity	444,613,957	400,298,968
Total liabilities and equity	$600,392,265	$400,298,968

CONDENSED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General and administrative expenses	$(704,137)	$-	$(714,178)	$-
Other expenses	(204,054)	-	(204,054)	-
Equity in income of subsidiaries	25,685,944	-	39,478,526	-
Net income	$24,777,753	$-	$38,560,294	$-

CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(562,137)	$-
Net cash used in investing activities	(3,501,355)	-
Net cash provided by financing activities	498,137	-
Net decrease in cash	(3,565,355)	-
Cash at the beginning of the period	3,565,355	-
Cash at the end of the period	$-	$-

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

Overview

We are a marine enterprises group, engaging in dredging services and ocean fishing through our two wholly-owned subsidiaries, China Dredging Group, or CDGC, and Merchant Supreme, and their respective PRC operating subsidiaries or VIEs, Pingtan Xingyi Port Service Co., Ltd. or Pingtan Xingyi, Fujian Xinggang Port Service Co., Ltd., or Fujian Service and Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd., or Pingtan Fishing. Pingtan Xingyi and Fujian Service provides specialized dredging services exclusively to the PRC marine infrastructure market and is, based on the number and capacity of the dredging vessels it operates, one of the leading independent (not state-owned) providers of such services in the PRC. Since its inception, it has functioned exclusively as a specialist subcontractor, performing dredging services for other companies licensed to function as general contractors. Pingtan Fishing primarily engages in ocean fishing with many of its self-owned vessels operating within the Indian Exclusive Economic Zone and the Arafura Sea of Indonesia. Pingtan Fishing is a growing fishing company and provider of high quality seafood in the PRC.

Although CDGC’s services entail dredging site surveys, project planning, engineering, and project management, these activities are all performed in support of the operations of CDGC’s dredging vessels. The number, type and capacity of those vessels determine the maximum level and scope of CDGC’s operations. Fujian Service began operations with a single dredger and acquired four more dredgers during 2008 by purchase or lease. In June 2010, CDGC leased and deployed four additional dredgers, sometimes referred to herein as the 2010 leases, bringing CDGC’s total fleet to nine. In January 2011, CDGC acquired one of the dredging vessels originally leased in 2008. From April to November 2011, CDGC entered into leases for three non-self-propelling cutter suction dredgers, one trailer suction hopper dredger and two grab dredgers, and terminated two lease agreements for one non-self-propelling cutter suction dredger and one trailer suction hopper dredger, respectively, bringing CDGC’s total fleet to thirteen. In July 2012, CDGC did not renew two dredger lease agreements when the contracts expired, and terminated another dredger lease. In December 2012, CDGC terminated one dredger lease. CDGC determined that the four dredgers were not suitable for its upcoming projects, which it intended to complete with its remaining fleet. In June 2013, CDGC chose not to renew dredger lease agreements for three dredgers when the respective contracts expired. Contract value in CDGC’s industry is generally directly related to the quantity of material dredged, typically expressed in terms of cubic meters. Pricing for each cubic meter, or unit, dredged can vary with project conditions and complexity, the distance that dredged material must be moved after it is excavated, and other factors.

CDGC owns and operates four non-self-propelling cutter-suction dredgers with capacity ranging from 2,000 to 3,500 cubic meters per hour. CDGC also leases and operates one non-self-propelling cutter-suction dredger with capacity of 3800 cubic meters per hour, and one trailer suction-hopper dredger whose capacity is 3,500 cubic meters per hour. CDGC believes this range of vessel types and sizes gives it the flexibility to bid on different types of projects and additional opportunities to increase its profit margins. Notwithstanding CDGC’s diverse fleet and capability to handle various project types, CDGC’s business has tended to focus increasingly on reclamation projects. For the six months ended June 30, 2013 and 2012, reclamation dredging projects represented approximately 74.6% and 68.4% of CDGC’s total revenues, respectively. CDGC believes that its high concentration of reclamation projects will continue because its fleet is well suited to handle reclamation work and CDGC expects the growth of such projects in the PRC to continue to outpace capital or maintenance dredging.

Dredging projects awarded in the PRC are highly concentrated among a small number of general contractors, some of whom share a common parent company. Accordingly, as a sub-contractor, CDGC’s customer concentration is high and CDGC has little ability to negotiate differentiated terms for contracts comprising the substantial majority of its revenue. To balance this, CDGC is striving to diversify its customer base to the extent practicable, but the opportunities to do so are limited. CDGC’s concentration of revenue with CDGC’s largest customer was 31.0%, 33.5% and 36.4%, respectively, in 2012, 2011 and 2010 and 30.5% for the six months ended June 30, 2013. CDGC expects its total revenues to remain heavily concentrated among a small group of customers for the foreseeable future.

Merchant Supreme is a fast growing fishery company that harvests a variety of fish species in the Exclusive Economic Zone in the Arafura Sea in Indonesia and in the Bay of Bengal in India. Merchant Supreme markets its products in China to a diverse group of customers including distributors, restaurant owners and exporters.

In June 2013, Merchant Supreme expanded its fleet from 40 to 86 through a purchase transaction of 46 fishing trawlers for a total consideration of $410.1 million. The transaction is subject to the receipt of government approvals; however Merchant Supreme began operating the vessels and was entitled to their net profits upon the signing of purchase agreement. The primary barrier to enter the ocean fishing industry has been obtaining the necessary licenses to operate these vessels because the number of such licenses is limited by government authorities so as to prevent overfishing. The newly acquired vessels are fully licensed to fish in Indonesian waters and a fishing license can be transferred to a new vessel when an old vessel retires. These vessels have an average age of 10.3 years and each vessel carries a crew of 10 to 15 persons. Merchant Supreme expects that the addition of these vessels and valuable licenses will greatly increase its fish harvest volume, with the addition of carrying capacity by approximately 45,000 to 50,000 tons (effectively doubling the existing capacity).

Currently Merchant Supreme catches nearly 30 different species of fish including hairtail, squid, Spanish mackerel, spotted maigre, Indian white shrimp, octopus, red snapper and silver pomfret. All of Merchant Supreme’s catch is shipped back to China. Merchant Supreme’s fishing vessels transport frozen catch to cold storage warehouses at nearby onshore fishing bases. Merchant Supreme then arranges periodic charted transportation ships to deliver frozen stocks to its three cold storage warehouses located in one of China’s largest seafood trading centers, Mawei Seafood Market in the Fujian Province.

Merchant Supreme derives its revenue primarily from the sales of frozen seafood products. Merchant Supreme sells its products directly to customers including distributors, restaurant owners and exporters, and most of Merchant Supreme’s customers have long-term and trustworthy cooperative relationship with Merchant Supreme. Merchant Supreme’s existing customers also introduce new customers to Merchant Supreme from time to time. Merchant Supreme’s operating results are subject to seasonal variations. Harvest volume is the highest in the fourth quarter of the year and harvest volumes in the second and third quarters are relatively low due to the spawn season of certain fish species, including ribbonfish, cuttlefish, butterfish, and calamari. Based on past experiences, demand for seafood products is the highest from December to January due to the Chinese New Year. Merchant Supreme believes that its profitability and growth are depending on its ability to expand its customer base. With the expansion of operating capacity and expected increasing harvest volume in the coming years, Merchant Supreme will continue to develop new customers from existing and new territories in China.

Significant Factors Affecting Our Results of Operations

CDGC believes that the following primary factors affect its revenues and operating margins:

⋅
Governmental policies and availability of sub-contract opportunities. CDGC’s opportunities to bid on dredging subcontracts depends significantly upon the PRC government’s public spending on port and navigable waterway projects and for land reclamation. The nature, extent and timing of these projects, however, is affected by the interplay of a variety of factors, including the PRC government’s spending commitments to improve and maintain marine transportation infrastructure industry and the general conditions and prospects of the PRC economy. The pattern of the PRC government spending and economic activity has been robust and growing since the inception of Fujian Service, and CDGC believes the demand for dredging exceeds the immediate industry capacity, therefore CDGC expects the PRC government’s public spending pattern will continue in the foreseeable future. These constrained conditions permit dredging contractors, and sub-contractors such as CDGC, to keep their fleet utilization at high levels and give them a limited degree of positive pricing power. CDGC expects this favorable dynamic to continue, and it is the basis of and is evidenced by the positive trend of unit prices that CDGC has experienced since 2008. CDGC owns or leases two trailer suction hopper dredgers, five non-self-propelling cutter suction dredgers, and two grab dredgers. Notwithstanding CDGC’s current backlog, future revenue growth largely depends on the addition of new vessels to CDGC’s fleet.

⋅
CDGC’s dredging fleet capacity to undertake contracts. Since inception, CDGC has had more dredging work contracted than CDGC could immediately perform. CDGC owns or leases five non-self-propelling cutter suction dredgers and one trailer suction hopper dredgers. Notwithstanding CDGC’s current backlog, future revenue growth largely depends on the addition of new vessels to CDGC’s fleet.

⋅
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

⋅
Provision of key supplies and operational support by customers. By contract CDGC’s customers generally provide key operating supplies (most notably fuel) and support services (such as supply ships and tug services for repositioning non-self-propelling dredgers) for CDGC’s operations. CDGC believes these arrangements are typical of dredging subcontractors in the PRC, but may not reflect the standard market practice of dredging service companies operating outside of the PRC. Consequently, it may be difficult to compare CDGC’s results of operations with dredging service companies operating elsewhere or which do not enjoy similar arrangements. In CDGC’s experience, the availability of customer-provided supplies and services has lowered CDGC’s revenues, capital and working capital requirements, and reported costs relative to operations without customer-provided supplies and services. CDGC believes that such arrangements have also materially lowered CDGC’s exposure under fixed-price contracts as CDGC does not bear the risk of fluctuations in price or errors in estimating the costs of such items. The historical pattern of customer-provided supplies and support may not continue into the future, though each contract included in CDGC’s backlog provides for such arrangements.

⋅
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

⋅
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

⋅
Resource & Environmental Factors: Merchant Supreme’s fishing expeditions are based in India and Indonesia. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to Merchant Supreme’s operations and could adversely affect Merchant Supreme’s sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper Merchant Supreme’s operations. Merchant Supreme’s fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also impact Merchant Supreme’s harvest volume.

⋅
Fluctuation in Fuel Prices: Merchant Supreme’s operations may be adversely affected by fluctuations in fuel prices. Changes in fuel price may ultimately result in increases in the selling prices of Merchant Supreme’s products, and may, in turn, adversely affect its sales volume, revenue and operating profit.

⋅
Competition: Merchant Supreme engages in fishing business in the Arafura Sea in Indonesia and the Bay of Bengal in India. Competition within Merchant Supreme’s dedicated fishing areas is not significant as the region is not overfished and regulated by the government, which limits the number of vessels that are allowed to fish in the territories. Competition in the Chinese market is high, as fish competes with other sources of protein. Merchant Supreme competes with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. Merchant Supreme’s catch appeals to a wide segment of consumers because of the low price points of its products. Merchant Supreme has been able to sell its catch at market prices and such market prices were quite stable during 2010 and 2011, but increased significantly during 2012.

⋅
Fishing Licenses: Each of Merchant Supreme’s fishing vessels requires an approval from the Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are valid for a period of three to twelve months, and are awarded to Merchant Supreme at no cost. Merchant Supreme applies for the renewal of the approval prior to expiration to avoid interruptions of its fishing vessels’ operations. Each of Merchant Supreme’s fishing vessels which operate in Indonesian waters requires a fishing license granted by the authority in Indonesia. Indonesian fishing licenses remain effective for a period of twelve months and Merchant Supreme applies for renewal upon expiration. Merchant Supreme records the cost of Indonesian fishing licenses in prepaid expenses and amortizes over the effective period of the licenses.

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

Merchant Supreme’s Revenue Recognition

Merchant Supreme recognizes sales in accordance with ASC 605, “Revenue Recognition.” Merchant Supreme recognizes revenue from sales of frozen fish and other marine catches when persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed or determinable, and collection of the resulting receivable is reasonably assured.

With respect to the sales to third party customers whose majority are sole proprietor regional wholesalers in China, Merchant Supreme recognizes revenue when customers pick up purchased goods at Merchant Supreme’s cold storage warehouse, after payment is received by Merchant Supreme or credit sale is approved by Merchant Supreme for recurring customers with excellent payment histories.

Merchant Supreme does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers. Merchant Supreme does not accept returns from customers. Deposits or advance payments from customers prior to delivery of goods are recorded as receipts in advance.

Cost of goods sold

Our cost of sales primarily consists of fuel costs, consumable parts and maintenance fees, leasing fees, and, to a lesser extent, direct labor costs and other overhead costs. Fuel costs generally accounted for the majority of our cost of sales.

Gross Profit

Our gross profit is affected primarily by changes in production cost. Fuel, maintenance fee, consumable parts, leasing fee, freight and staff wages together account for about 70% of cost of sales for the six months ended June 30, 2013. The fluctuation of fuel price, freight price and exchange rates may significantly affect the Company’s cost level and gross profit.

Selling, general and administrative expenses

Our selling, general and administrative expenses include salaries, shipping expenses, and traveling expenses for our sales personnel, administrative staff costs and other benefits, depreciation of office equipment, professional service fees and other miscellaneous expenses related to our administrative corporate activities.

Our sales activities are conducted through direct selling by our internal sales staff.  Because of the strong demand for our products and services, we do not have to aggressively market and distribute our products, thus our selling expenses have been relatively small as a percentage of our revenue.

We anticipate that our selling, general and administrative expenses will increase with the anticipated growth of our business and continued upgrades to our information technology infrastructure. We expect that our selling, general and administrative expenses will also increase as a result of compliance, investor-relations and other expenses associated with being a publicly listed company.

Other income and expense

Other income and expenses mainly include interest income from bank deposits, interest expenses of short term and long term borrowings, foreign exchange differences, and fair value adjustments on derivative.

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

PRC entities are governed by the Income Tax Law of the PRC and are subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, Pingtan Fishing is a qualified ocean fishing enterprise as certified by the Ministry of Agriculture of the PRC. The qualification is renewed on April 1 each year. According to Cai Shui Zi (1997) No. 114 “Notice of Ministry of Finance and the State Administration of Taxation on Relevant Issues concerning Enterprise Income Tax on Domestic Enterprises Engaged in Fishery Business” issued by the Ministry of Finance of the PRC and State Administration of Taxation in 1997, Order of the State Council of the People's Republic of China No. 512 “Regulation on the Implementation of the Enterprise Income Tax Law of the People's Republic of China” issued by the State Council in 2007, Guo Shui Fa (2005) No. 129 “Measures for the Administration of Tax Deduction or Exemption (Trial Implementation)” issued by State Administration of Taxation in 2008, and State Administration of Taxation Announcement (2011) No. 48 “Notice of the State Administration of Taxation on Relevant Issues concerning the Implementation of Preferential Policies of Enterprise Income Tax on Agriculture, Forestry, Stockbreeding and Fishery Projects”, Merchant Supreme's VIE, Pingtan Fishing is exempted from income tax derived from its ocean fishing operations in the periods it processes a valid Ocean Fishing Enterprise Qualification Certificate issued by the Ministry of Agriculture of the PRC.

Other Comprehensive Income

Pursuant to authoritative accounting guidance regarding comprehensive income, our comprehensive income consists of net income and foreign currency translation adjustments. We translate our assets and liabilities of foreign operations at the rate of exchange in effect on the balance sheet date. We translate income and expenses at the average rate of exchange prevailing during the period. The period-end rate as of June 30, 2013 for RMB into one U.S. dollar was 6.1374. Average rates for the six months ended June 30, 2013 and 2012 were 6.1811 and 6.3166, respectively. The related translation adjustments are reflected in “Accumulated other comprehensive income” in the equity section of our consolidated balance sheets. Foreign currency gains and losses resulting from transactions are included in earnings. As of June 30, 2013 and December 31, 2012, the accumulated foreign currency translation gain was approximately $28.0 million and $22.2 million, respectively.

Earnings per Ordinary Share

Earnings per ordinary share (basic and diluted) is based on the net income divided by the weighted average number of ordinary shares outstanding during each period. Ordinary share equivalents are not included in the calculation of diluted earnings per ordinary share if their effect would be anti-dilutive.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

Revenue

Revenues are derived from sales of aquatic products and contract revenue of our dredging services. Revenues in the three months ended June 30, 2013 increased by 2.8% to $71.9 million from $69.9 million in the three months ended June 30, 2012. In the second quarter of 2013, revenue from fishing increased by 106.8% to $21.4 million from $10.3 million in the same period of 2012, primarily due to an increase in sales volume as a result of the acquisition of 20 new fishing vessels in 2012, 10 of which were acquired in the second half of the year, and increased unit selling price. However, the increase in fishing revenue was offset by the decrease in revenue of our dredging services. For the three months ended June 30, 2013, revenue from dredging services decreased by 15.2% to $50.5 million from $59.6 million in the same period of 2012. This decrease was primarily due to decrease of dredging volume as we terminated the leasing agreements of three dredgers in July 2012 and one in December 2012 because these four dredgers did not fit our new Build-Transfer (BT) project, which has higher unit price. As a result, we only completed 23.3 million cubic meters of dredging volume in the second quarter of 2013, compared to 32.8 million cubic meters in the same period of 2012, representing a decrease of 28.9%.

The table below sets forth more detail regarding the revenue breakdown by specific category (the volume for dredging services is based on number of cubic meters and for fishing is based on number of kilograms):

	Three months ended June 30,
	2013			2012
	Revenue	Volume	Average price	Revenue	Volume	Average price

Dredging Services	$50,547,631	23,293,629	$2.17	$59,594,550	32,751,127	$1.82
Fishing	21,362,357	6,761,555	3.16	10,331,331	4,835,873	2.14
Total revenue	$71,909,988			$69,925,881

Cost of Sales and Gross Margin

The following tables set forth our cost of sales and gross profit, both in amounts and as a percentage of revenue for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,				Change in three months ended June 30, 2013 compared to three months ended June 30,
	2013		2012		2012
In thousands, except for percentage	US$	% of Revenue	US$	% of Revenue	%
Revenue:
Dredging Services	$50,548	70.3%	$59,595	85.2%	(15.2)%
Fishing	21,362	29.7%	10,331	14.8%	106.8%
Total revenue	71,910	100.0%	69,926	100.0%	2.8%
Cost of sales
Dredging Services	25,219	35.1%	27,573	39.4%	(8.5)%
Fishing	12,235	17.0%	9,170	13.1%	33.4%
Total cost of sales	37,454	52.1%	36,743	52.5%	1.9%
Gross profit
Dredging Services	25,329	35.2%	32,022	45.8%	(20.9)%
Fishing	9,127	12.7%	1,161	1.7%	686.0%
Total gross profit	$34,456	47.9%	$33,183	47.5%	3.8%

	Three months ended June 30,
	2013			2012
	US$	% of COS	% of Revenue	US$	% of COS	% of Revenue
Cost of sales for Dredging
Wages	$451,941	1.2%	0.6%	$351,598	1.0%	0.5%
Leasing fee	1,940,597	5.2%	2.7%	4,568,972	12.4%	6.5%
Crew hire charge	704,542	1.9%	1.0%	1,349,045	3.6%	2.0%
Consumable parts	12,336,678	32.9%	17.2%	19,466,818	53.0%	27.8%
Depreciation	1,929,569	5.2%	2.7%	1,836,678	5.0%	2.6%
Reclamation cost	6,112,931	16.3%	8.5%	-	-	-
Transportation cost	162,532	0.4%	0.2%	-	-	-
Purchase of materials	721,342	1.9%	1.0%	-	-	-
Other direct costs	726,211	1.9%	1.0%	-	-	-
Overhead expenses	131,878	0.4%	0.2%	-	-	-
Total COS for Dredging	25,218,221	67.3%	35.1%	27,573,111	75.0%	39.4%
Cost of sales for Fishing
Fuel cost	7,657,178	20.4%	10.6%	5,455,498	14.8%	7.8%
Freight	1,640,952	4.4%	2.3%	930,287	2.5%	1.3%
Labor cost	871,392	2.3%	1.2%	630,618	1.7%	0.9%
Maintenance fee	624,318	1.7%	0.9%	646,357	1.8%	1.0%
Spare parts	355,764	1.0%	0.5%	510,384	1.4%	0.7%
License fee	263,814	0.7%	0.4%	137,349	0.4%	0.2%
Depreciation	666,981	1.8%	0.9%	800,948	2.2%	1.1%
Service fee	155,076	0.4%	0.2%	58,664	0.2%	0.1%
Total COS for Fishing	12,235,475	32.7%	17.0%	9,170,105	25.0%	13.1%
Total cost of sales	$37,453,696	100.0%	52.1%	$36,743,216	100.0%	52.5%

Cost of sales for the three months ended June 30, 2013 was $37.5 million, representing an increase of 1.9% as compared to $36.7 million in the same period of 2012. The increase was principally due to an increase in fuel costs of fishing vessels as a result of fleet expansion of the fishing segment, being offset by decreases in costs of consumable parts and leasing fees for dredgers which were in line with the drop in revenue of the dredging segment.

Gross margin increased slightly to 47.9% in the three months ended June 30, 2013 from 47.5% in the same period of 2012. In the second quarter of 2013, gross margin of the fishing segment increased to 42.7% from 11.2% in the same period of 2012 as a result of an increase in unit selling price. However, the increase was offset by a decrease in gross margin of the dredging segment as the Company incurred $6.1 million in reclamation costs during the period for its BT project.

Total gross profit for the three months ended June 30, 2013 was $34.5 million, representing an increase of 3.8% as compared to $33.2 million in the same period of 2012.

Selling, General and Administrative Expenses

The following table sets forth selling, general and administrative (SG&A) expenses, and income from operations both in amounts and as a percentage of revenue for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,				Change in three months ended June 30, 2013 compared to three months ended June 30, 2012
	2013		2012
In thousands, except for percentage	US$	% of Revenue	US$	% of Revenue	%
Gross profit	$34,456	47.9%	$33,183	47.5%	3.8%
Operating expenses:
Selling expenses	(174)	(0.2)%	(252)	(0.4)%	(31.0)%
General & administrative expenses
Legal and professional fees	(325)	(0.4)%	(158)	(0.2)%	106.3%
Revenue tax	(1,698)	(2.4)%	(1,922)	(2.7)%	(11.7)%
Other taxes	(167)	(0.2)%	(46)	(0.1)%	258.5%
Insurance	(420)	(0.6)%	(92)	(0.1)%	357.5%
Salaries and staff welfare	(231)	(0.3)%	(182)	(0.3)%	27.4%
Others	(333)	(0.5)%	(149)	(0.2)%	123.4%
Total G&A expenses	(3,174)	(4.4)%	(2,549)	(3.6)%	24.5%
Total SG&A expenses	(3,348)	(4.6)%	(2,801)	(4.0)%	19.5%
Income from operations	$31,108	43.3%	$30,382	43.4%	2.4%

Total SG&A expenses increased by 19.5% to $3.3 million in the three months ended June 30, 2013 from $2.8 million in the same period of 2012. Excluding the impact of revenue tax, SG&A expenses increased by $0.8 million, mainly due to higher administrative costs associated with the company being a publicly listed company, as well as our expanded scale of operations. The increase was partly offset by a decrease in revenue tax for dredging services of $0.2 million as a result of a decrease in revenue of dredging services. The tax is calculated as 3% of revenue of dredging services. As a percentage of total revenue, SG&A expenses were 4.6% in the three months ended June 30, 2013, slightly up from 4.0% in the same period of 2012.

Other Income and Expenses

Net other expenses in the three months ended June 30, 2013 were $1.1 million, as compared to $1.5 million in the same period of 2012. Included in other income and expenses in the second quarter of 2012, there was a loss of $0.7 million related to the fair value adjustment to the embedded derivatives in CDGC’s preferred shares issued in CDGC’s 2010 Private Placement. As of the end of 2011, management assessed a very high probability that the required payment to the preferred shareholders would be triggered. The loss of $0.7 million principally represented the increase in the present value of the required payment as the deadline for avoiding payment became closer.

Income tax

Income tax expense for the three months ended June 30, 2013 was $5.3 million, compared to $7.5 million in the same period of 2012. The tax expense was all from dredging services as fishing is exempted from income tax, resulting in an effective tax rate of 17.5% from operations in the three months ended June 30, 2013, compared to 26.1% in the same period of 2012.

Net Income

Net income for the three months ended June 30, 2013 was $24.8 million, or 34.5% of revenue, compared to $21.3 million, or 30.5% of revenue, in the same period of 2012.

	Three months ended June 30,
	2013			2012
	Revenue	Net income	Net margin	Revenue	Net income	Net margin

Dredging Services	$50,547,631	$17,968,193	35.5%	$59,594,550	$21,723,917	36.5%
Fishing	21,362,357	7,727,792	36.2%	10,331,331	(383,106)	(3.7)%
Holding company	-	(918,232)	-	-	-	-
Total	$71,909,988	$24,777,753	34.5%	$69,925,881	$21,340,811	30.5%

Foreign Currency Translation Gain

During the three months ended June 30, 2013, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $4.2 million.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

Revenue

Revenues in the six months ended June 30, 2013 decreased by 18.4% to $118.3 million from $145.0 million in the six months ended June 30, 2012. In the first half of 2013, revenue from fishing increased by 58.5% to $41.0 million from $25.9 million in the same period of 2012, primarily due to an increase in sales volume as a result of the acquisition of 20 new fishing vessels in 2012, 10 of which were acquired in the second half of the year, and an increased unit selling price. However, the increase in fishing revenue was offset by the decrease in revenue of our dredging services. For the six months ended June 30, 2013, revenue from dredging services decreased by 35.1% to $77.3 million from $119.1 million in the same period of 2012. This decrease was primarily due to a decrease in dredging volume as: i) we terminated the leasing agreements of three dredgers in July 2012 and one in December 2012 because these four dredgers did not fit our new Build-Transfer (BT) project, which has a higher unit price; ii) four of our dredgers working in a project in northern China were only operated at 30% of their dredging capacity because of the unusually inclement weather in northern China during the first quarter of 2013. As a result, we only completed 36.0 million cubic meters of dredging volume in the first half of 2013, compared to 65.2 million cubic meters in the same period of 2012, representing a decrease of 44.8%.

The table below sets forth more detail regarding the revenue breakdown by specific category (the volume for dredging services is based on number of cubic meters and for fishing is based on number of kilograms):

	Six months ended June 30,
	2013			2012
	Revenue	Volume	Average price	Revenue	Volume	Average price

Dredging Services	$77,286,702	35,977,594	$2.15	$119,094,081	65,223,557	$1.83
Fishing	41,031,833	16,289,319	2.52	25,887,534	12,785,750	2.02
Total revenue	$118,318,535			$144,981,615

Cost of Sales and Gross Margin

The following tables set forth our cost of sales and gross profit, both in amounts and as a percentage of revenue for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,				Change in six months ended June 30, 2013 compared to six months ended June 30,
	2013		2012		2012
In thousands, except for percentage	US$	% of Revenue	US$	% of Revenue	%
Revenues:
Dredging Services	$77,287	65.3%	$119,094	82.1%	(35.1)%
Fishing	41,032	34.7%	25,888	17.9%	58.5%
Total revenue	118,319	100.0%	144,982	100.0%	(18.4)%
Cost of sales
Dredging Services	41,241	34.9%	55,595	38.3%	(25.8)%
Fishing	26,528	22.4%	18,880	13.1%	40.5%
Total cost of sales	67,769	57.3%	74,475	51.4%	(9.0)%
Gross profit
Dredging Services	36,046	30.4%	63,499	43.8%	(43.2)%
Fishing	14,504	12.3%	7,008	4.8%	107.0%
Total gross profit	$50,550	42.7%	$70,507	48.6%	(28.3)%

	Six months ended June 30,
	2013			2012
	US$	% of COS	% of Revenue	US$	% of COS	% of Revenue
Cost of sales for Dredging
Wages	$888,934	1.3%	0.8%	$700,541	1.0%	0.5%
Leasing fee	3,943,203	5.8%	3.3%	9,162,524	12.3%	6.3%
Crew hire charge	1,427,459	2.1%	1.2%	2,705,348	3.6%	1.9%
Consumable parts	18,749,259	27.7%	15.8%	39,343,578	52.8%	27.1%
Depreciation	3,817,166	5.7%	3.2%	3,683,238	5.0%	2.5%
Reclamation cost	10,254,099	15.1%	8.7%	-	-	-
Transportation cost	193,538	0.3%	0.2%	-	-	-
Purchase of materials	845,366	1.2%	0.7%	-	-	-
Other direct costs	950,450	1.4%	0.8%	-	-	-
Overhead expenses	171,243	0.3%	0.2%	-	-	-
Total COS for Dredging	41,240,717	60.9%	34.9%	55,595,229	74.7%	38.3%
Cost of sales for Fishing
Fuel cost	16,623,264	24.5%	14.0%	11,188,419	15.0%	7.7%
Freight	3,587,246	5.3%	3.0%	1,887,092	2.5%	1.3%
Labor cost	1,878,842	2.8%	1.6%	1,226,326	1.7%	0.9%
Maintenance fee	1,217,777	1.8%	1.0%	1,358,379	1.8%	0.9%
Spare parts	946,096	1.4%	0.8%	974,977	1.3%	0.7%
License fee	544,848	0.8%	0.5%	254,983	0.3%	0.2%
Depreciation	1,408,974	2.1%	1.2%	1,876,974	2.5%	1.3%
Service fee	320,562	0.4%	0.3%	112,066	0.2%	0.1%
Total COS for Fishing	26,527,609	39.1%	22.4%	18,879,216	25.3%	13.1%
Total cost of sales	$67,768,326	100.0%	57.3%	$74,474,445	100.0%	51.4%

Cost of sales for the six months ended June 30, 2013 was $67.8 million, representing a decrease of 9.0% as compared to $74.5 million in the same period of 2012. The decrease was primarily due to decreases in costs of consumable parts and leasing fees for dredgers which were in line with the drop in revenue of the dredging segment; being partly offset by increases in fuel costs of fishing vessels as a result of fleet expansion and revenue growth of the fishing segment.

Gross margin decreased to 42.7% in the six months ended June 30, 2013 from 48.6% in the same period of 2012, principally due to lower gross margin for the dredging segment. During the first half of 2013, gross margin of the dredging segment decreased to 46.6% from 53.3% in the same period of 2012 because the Company incurred $10.3 million in reclamation costs during the period for its BT project. As a result, total gross profit for the six months ended June 30, 2013 decreased by 28.3% to $50.6 million from $70.5 million in the same period of 2012.

Selling, General and Administrative Expenses

The following table sets forth selling, general and administrative (SG&A) expenses, and income from operations both in amounts and as a percentage of revenue for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,				Change in six months ended June 30, 2013 compared to six months ended June
	2013		2012		30, 2012
In thousands, except for percentage	US$	% of Revenue	US$	% of Revenue	%
Gross profit	$50,550	42.7%	$70,507	48.6%	(28.3)%
Operating expenses:
Selling expenses	(369)	(0.3)%	(462)	(0.3)%	(20.1)%
General & administrative expenses
Legal and professional fees	(408)	(0.3)%	(203)	(0.1)%	100.5%
Revenue tax	(2,539)	(2.2)%	(4,069)	(2.8)%	(37.6)%
Other taxes	(192)	(0.2)%	(106)	(0.1)%	81.8%
Insurance	(464)	(0.4)%	(151)	(0.1)%	207.8%
Salaries and staff welfare	(358)	(0.3)%	(285)	(0.2)%	25.74%
Others	(621)	(0.5)%	(208)	(0.2)%	198.8%
Total G&A expenses	(4,852)	(3.9)%	(5,022)	(3.5)%	(8.8)%
Total SG&A expenses	(4,951)	(4.2)%	(5,484)	(3.8)%	(9.7)%
Income from operations	$45,599	38.5%	$65,023	44.8%	(29.9)%

Total SG&A expenses decreased by 9.7% to $5.0 million in the six months ended June 30, 2013 from $5.5 million in the same period of 2012. The decrease in SG&A expenses was primarily attributable to a decrease in revenue tax for dredging services of $1.5 million as a result of a decrease in revenue of dredging services. The tax is calculated as 3% of the revenue of the dredging services. Excluding the impact of revenue tax, SG&A expenses increased by $1.0 million, which was mainly due to higher administrative costs associated with the company being a publicly listed company, as well as our expanded scale of operations. As a percentage of total revenue, SG&A expenses were 4.2% in the six months ended June 30, 2013, slightly up from 3.8% in the same period of 2012.

Other Income and Expenses

Net other income in the six months ended June 30, 2013 was $0.4 million, as compared to net other expenses of $2.0 million in the same period of 2012. Included in other income and expenses, there was of gain of $1.8 million and loss of $0.9 million in the six months ended June 30, 2013 and 2012 respectively, related to the fair value adjustment to the embedded derivatives in CDGC’s preferred shares issued in CDGC’s 2010 Private Placement. As of the end of 2011, management assessed a very high probability that the required payment to the preferred shareholders would be triggered. The loss of $0.9 million principally represented the increase in the present value of the required payment as the deadline for avoiding payment became closer. The liability was trigged in the fourth quarter of 2012, but the preferred shareholders agreed to modify the terms so that the contingent benefits to the preferred shareholders would be greater, and the Company would have more time to cause the ordinary shares to be listed and thereby avoid any payment. As of December 31, 2012, the fair value of the derivative liability was estimated at approximately $1.8 million. The conditions for automatic conversion of the preferred shares were triggered by the merger of CDGC into Pingtan Marine Enterprise Ltd. on February 25, 2013. This resulted in the cancellation of the embedded derivative and the related liability resulting in a $1.8 million gain for the Company.

Income Tax

Income tax expense for the six months ended June 30, 2013 was $7.5 million, compared to $14.9 million in the same period of 2012. The tax expense was all from dredging services as fishing is exempted from income tax, resulting in an effective tax rate of 16.2% from operation in the six months ended June 30, 2013, compared to 23.6% in the same period of 2012.

Net Income

Net income for the six months ended June 30, 2013 was $38.6 million, or 32.6% of revenue, compared to $48.2 million, or 33.2% of revenue, in the same period of 2012.

	Six months ended June 30,
	2013			2012
	Revenue	Net income	Net margin	Revenue	Net income	Net margin

Dredging Services	$77,286,702	$27,303,308	35.3%	$119,094,081	$43,392,735	36.4%
Fishing	41,031,833	12,175,218	29.7%	25,887,534	4,804,532	18.6%
Holding company	-	(918,232)	-	-	-	-
Total	$118,318,535	$38,560,294	32.6%	$144,981,615	$48,197,267	33.2%

Foreign Currency Translation Gain

During the six months ended June 30, 2013, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $5.8 million.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013 we had cash of $20.8 million, a decrease of $154.7 million from December 31, 2012. Our current assets totaled $65.8 million as of June 30, 2013 while our current liabilities totaled $71.3 million. We have financed our activities to date primarily through cash generated from operating activities and private placements of our securities. In the final quarter of 2010, we completed multiple closings of our 2010 Private Placement and received net proceeds of approximately $46.4 million, which substantially increased our cash balance and strengthened our liquidity position. We believe that our available working capital and operating cash flows will be sufficient to maintain our operations at the current level for at least the next 12 months.

As part of our efforts to expand our dredging and fishing capacity, we are continuing to actively explore opportunities to expand our fleet, and in June 2013, we expanded our fishing fleet from 40 to 86 through a purchase transaction of 46 fishing trawlers for a total consideration of $410.1 million. We financed the transaction through i) $200.0 million of cash generated from operating activities; ii) the relief of $54.9  million of outstanding related party debt to be repaid by Fuzhou Honglong Ocean Fishery Co., Ltd., or Hong Long, the seller of the vessels; and iii) an amount of $155.2 million in accordance with the terms of a promissory note issued by the Company to Hong Long. The total transaction value equals the fair value of such fishing vessels that was determined by an independent, globally recognized appraiser, BMI Appraisals Limited.

As of June 30, 2013, we had approximately $20.8 million in cash, down $154.7 million from $175.5 million at December 31, 2012. The following table summarizes our cash flows for each of the periods indicated:

	For the six months ended June 30,
	2013	2012

Net cash provided by operating activities	$58,354,125	$49,479,366
Net cash used in investing activities	(215,419,980)	(43,230,542)
Net cash provided by financing activities	766,331	39,457,690
Effect of exchange rate on cash and cash equivalents	1,617,223	(1,275,105)
Cash and cash equivalents at beginning of period	175,488,715	114,204,340
Cash and cash equivalents at end of period	$20,806,414	$158,635,749

Operating activities

For the six months ended June 30, 2013, cash provided by operating activities totaled $58.4 million compared to $49.5 million in the same period of 2012. This was primarily attributable to:

⋅	$38.6 million of earnings in the first half of 2013;

⋅
$16.9 million decrease in accounts receivable, mainly due to decrease of revenue of dredging services in the first half of 2013. Most of our dredging customers are PRC state-owned enterprises and they settle the balances according to the percentage of completion of the contracts and the date of settlement specified in the contracts. Fishing product sales are generally accorded 90 to 180 day payment terms, depending upon the creditworthiness of the customer. We have not experienced any uncollectible payments from the customers with credit terms;

⋅	$10.5 million decrease in receipts in advance from customers; and

⋅	$5.4 million increase in accounts payable due to the growth of revenue from fishing and the expansion of our fishing fleet.

Investing activities

For the six months ended for the June 30, 2013, we had a net cash outflow of $215.4 million from investing activities. That was primarily attributable to: i) $200.0 million capital investment for the acquisition of new fishing vessels as a part of our planned expansion; ii) $15.4 million purchases of property, plant and equipment; iii) $8.7 million in advances to related parties; and iv) $6.9 million decrease in security deposits as 4 dredgers’ lease contracts were terminated or expired in December 2012 and June 2013.

Financing activities

For the six months ended June 30, 2013, we had a net cash inflow of $0.8 million from financing activities which was primarily driven by: i) $25.0 million proceeds from short-term loans; ii) $32.6 million outflow for the repayments of loans; and iii) $8.6 million advances from related parties.

Nasdaq listing

The Company’s ordinary shares are currently listed for trading on The NASDAQ Capital Market under the symbol “PME”. As previously disclosed, the Company’s continued listing was subject to the review of the Nasdaq Listing Qualifications Panel (the “Panel”) who raised concerns regarding the Company’s trading volume and liquidity. On July 3, 2013, the Company was notified by the Panel that it has concluded that the Company has demonstrated compliance with all applicable listing requirements. Accordingly, the listing review has been closed.

Off-Balance Sheet Arrangements

Guarantees and collateral provided to related parties

In October 2012, Pingtan Fishing entered into two pledge contracts with China Minsheng Banking Corp., Ltd. Pursuant to the terms of the pledge contracts, Pingtan Fishing put 10 fishing vessels, as collateral to secure Hong Long’s long-term loans from the financial institution in amount of approximately $10.6 million, which are due on April 18, 2015. In addition to the collateral provided to Hong Long, Pingtan Fishing also guaranteed the repayment of $45.6 million long-term loans.

As of the date of this Form 10-Q, Pingtan Fishing had not received any demand from the lender to dispose the collateralized properties or to make any payments under the guarantee.

In September 2012, Pingtan Fishing provided certain guarantees to Hong Long for its short-term loans from China CITIC Bank Corporation Limited, in maximum guarantee amount of approximately $24.4 million. The short-term loans are due on September 21, 2013.

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

In January 2013, Pingtan Fishing provided certain guarantees to Hong Long for its term loans from Industrial and Commercial Bank of China. Fuzhou Jinshan Branch, in maximum guarantee amount of approximately $13.0 million. The loans are due on January 28, 2016.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2013, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2013, due to the identification of a material weakness. The material weakness we identified was that none of our employees had any formal training in U.S. GAAP and SEC rules and regulations.

Notwithstanding management’s assessment that our disclosure controls and procedures were ineffective as of June 30, 2013 due to the material weaknesses described above, we believe that the financial statements included in this Quarterly Report on Form 10-Q present fairly our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

We have undertaken significant steps to remediate the material weakness described above and to improve our internal control over financial reporting. On April 18, 2013, we appointed Mr. Roy Yu as Chief Financial Officer of the Company. Mr. Yu has over 8 years’ experience in senior management roles in U.S. listed companies and served as Chief Financial Officer or senior financial executive for three companies. Prior to joining the Company, Mr. Yu served as the Chief Financial Officer of Lihua International, Inc. (NASDAQ: LIWA). Mr. Yu attended London Southbank University from 2001 to 2004, where he holds a degree in accounting and finance. In 2005, Mr. Yu was trained in Sarbanes-Oxley Act compliance. On May 6, 2013, the Company appointed Mr. Lam Man Fung as Financial Controller of the Company. Prior to joining the Company, Mr. Lam served as Financial Controller of Shouguang Dili Agri-products Group Company Limited. From 2005 to 2009, Mr. Lam was a senior auditor of Ernst & Young. Management believes Mr. Yu and Mr. Lam will bring to the Company necessary professional knowledge and will lead the Company in taking remediation steps necessary to address the material weakness described above, regarding that none of the Company’s employees had any formal training in U.S. GAAP and SEC rules and regulations. On May 16, 2013, the Company appointed Great Wall Internal Audit Services Ltd. as compliance consultant of the Company to review and advise on the Company’s system of internal control over financing reporting pursuant to the Section 404 requirements of the Sarbanes-Oxley. We will take further steps to improve our internal control over financial reporting. We have engaged a PCAOB registered and inspected public accounting firm in the United States to provide consulting services to us in matters involving U.S. GAAP and SEC rules and regulations. We also plan to take other important steps, including training our accounting, internal audit and finance staff, engaging consultants to assist with these functions, and implementing additional financial and management controls, reporting systems and procedures.

We expect that our remediation measures and our continuing plan will fully remediate the material weakness. However, if we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal control over financial reporting. As a result, our failure to achieve and maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the value of our securities.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in the proxy statement dated February 5, 2013 and our registration statement on Form S-3 dated June 19, 2013, each of which is filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in proxy statement dated February 5, 2013 and our registration statement on Form S-3 dated June 19, 2013, each of which is filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d- 14(b) and 18 U.S.C. 1350.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith

** Furnished herewith

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: August 9, 2013	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman and Chief Executive Officer

Date: August 9, 2013	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer