Form 10-Q
period 2013-09-30
Pingtan Marine Enterprise Ltd.
filed 2013-11-14
CIK 1517130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 14, 2013, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 79,055,053.

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

PINGTAN MARINE ENTERPRISE LTD.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN U.S. DOLLARS)

	September 30, 2013	December 31, 2012
	(Unaudited)	(A)
Assets
Current assets
Cash	$10,832,000	$10,426,140
Notes receivable (banker's acceptances) transferred from related parties	-	3,645,817
Accounts receivable - third parties	10,252,829	11,478,436
Other receivables	11,015	29,885
Advance to related parties	-	49,802,821
Prepaid expenses	4,932,497	410,966
Inventories	5,427,251	194,331
Assets of discontinued operations	250,209,548	361,460,444
Total current assets	281,665,140	437,448,840

Other assets
Long-term investment	3,431,373	3,328,789
Deposit on setting up of Joint Venture	-	6,090,302
Property, plant and equipment, net	66,979,281	37,141,906
Other receivables	3,283,333	-
Total other assets	73,693,987	46,560,997

Total assets	$355,359,127	$484,009,837

Liabilities and equity
Current liabilities
Accounts payable - third parties	$151,000	$70,732
- related parties	163,303	5,765,632
Receipt in advance - third parties	476,399	-
- related parties	-	12,681,102
Short-term loans	22,363,811	25,169,260
Long-term loans - current portion	11,413,399	8,094,308
Accrued liabilities and other payables	3,684,872	1,033,784
Advance from related parties	115,472	153,961
Deferred income	1,714,706	-
Liabilities of discontinued operations	181,463,364	14,052,751
Total current liabilities	221,546,326	67,021,530

Other liabilities
Long-term loans, net of current portion	58,431,373	16,689,321
Total other liabilities	58,431,373	16,689,321
Total liabilities	279,977,699	83,710,851

Shareholders' equity
Ordinary shares, 225,000,000 shares authorized with $0.001 authorized with $0.001 per share; 79,055,053 shares issued and outstanding as of September 30, 2013 and December 31, 2012	79,055	79,055
Additional paid-in capital	26,645,687	141,381,098
Statutory reserves	19,877,314	19,386,642
Retained earnings	-	217,224,220
Accumulated other comprehensive income	28,779,372	22,227,971
Total shareholders’ equity	75,381,428	400,298,986

Total liabilities and shareholders' equity	$355,359,127	$484,009,837

(A)  Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Limited) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2012 rather than on February 25, 2013. Assets and liabilities of discontinued operations are retrospectively restated as of December 31, 2012 after taking into account of the Group’s plan to sell China Dredging Group Co., Ltd. and its subsidiaries to the Company’s Chairman, CEO and major shareholder, Mr Xinrong Zhuo.

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN U.S. DOLLARS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012 (A)	2013	2012 (A)

Revenue	$20,609,107	$13,152,223	$61,640,940	$39,039,757

Cost of revenue	(12,446,879)	(9,693,182)	(38,974,488)	(28,572,398)

Gross profit	8,162,228	3,459,041	22,666,452	10,467,359

Selling and marketing expenses	(361,999)	(146,641)	(730,734)	(608,483)

General and administrative expenses	(1,178,035)	(209,633)	(2,345,569)	(578,544)

Operating income	6,622,194	3,102,767	19,590,149	9,280,332

Other income/(expense)
Investment income	218	20	69,289	15,146
Interest income	2,306	678	4,861	2,888
Interest expenses	(1,049,041)	(1,079,474)	(2,444,782)	(2,438,124)
Subsidy income	168,900	3,783,578	204,492	3,783,578
Sundry income	8	-	2,021	-
Gain/(Loss) on foreign exchange, net	194,433	(21,051)	(25,972)	(52,770)
Total other income/(expense)	(683,176)	2,683,751	(2,190,091)	1,310,718

Income from continuing operations before income taxes	5,939,018	5,786,518	17,400,058	10,591,050

Income tax expense	-	-	-	-

Net income from continuing operations	5,939,018	5,786,518	17,400,058	10,591,050

Net income from discontinued operations, net of taxes	12,362,523	17,375,250	39,461,777	60,773,049

Consolidated net income	$18,301,541	$23,161,768	$56,861,835	$71,364,099

Basic and diluted earnings per share
- From continuing operations	$0.08	$0.07	$0.22	$0.13
- From discontinued operations	0.15	0.22	0.50	0.77
- Net income	$0.23	$0.29	$0.72	$0.90
Weighted average number of ordinary shares outstanding
- Basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053

(A)  Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Ltd.) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2012 rather than on February 25, 2013.

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN U.S. DOLLARS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012 (A)	2013	2012 (A)

Net income	$18,301,541	$23,161,768	$56,861,835	$71,364,099

Other comprehensive income
Foreign currency translation gain	796,724	3,870,683	6,551,401	942,406
Total comprehensive income	$19,098,265	$27,032,451	$63,413,236	$72,306,505

(A)  Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Ltd.) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2012 rather than on February 25, 2013.

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN U.S. DOLLARS)

	Ordinary Shares,					Accumulated
	with no Par Value		Additional			other	Total
	Number of		paid-in	Statutory	Retained	comprehensive	shareholders'
	Shares	Amount	capital	reserves	earnings	income	equity

Balance as of January 1, 2013 (A)	79,055,053	$79,055	$141,381,098	$19,386,642	$217,224,220	$22,227,971	$400,298,986

Net income	-	-	-	-	56,861,835	-	56,861,835

Appropriation to statutory reserves	-	-	-	490,672	(490,672)	-	-

Foreign currency translation gain	-	-	-	-	-	6,551,401	6,551,401

Acquisition of fishing vessels from related party	-	-	(114,735,411)	-	(273,595,383)	-	(388,330,794)

Balance as of September 30, 2013	79,055,053	$79,055	$26,645,687	$19,877,314	$-	$28,779,372	$75,381,428

(A)  Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Ltd.) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2012 rather than on February 25, 2013.

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN U.S. DOLLARS)

	For the Nine Months Ended September 30,
	2013	2012 (A)

Cash flows from operating activities
Net income	$56,861,835	$71,364,099
Discontinued operations, net of tax	(39,461,777)	(60,773,049)
Income from continuing operations	17,400,058	10,591,050

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	2,268,063	2,596,876
Short term investment income	-	(15,868)

Changes in operating assets and liabilities
Accounts receivable - third parties	1,568,675	(4,240,254)
- related parties	-	4,586,762
Other receivables	19,657	6,766,975
Prepaid expenses	(4,479,159)	336,543
Inventories	(5,191,641)	756,413
Accounts payable - third parties	77,561	2,498,040
- related parties	494,616	3,443,700
Receipt in advance - third parties	473,183	(382,150)
- related parties	(12,983,365)	-
Accrued liabilities and other payables	2,602,770	1,146,071
Net cash provided by operating activities from continuing operations	2,250,418	28,084,158

Cash flows from investing activities
Payment for long term investment	-	(2,995,958)
Proceeds from disposition of short-term investment	-	808,449
Proceeds from deferred income	6,224,357	-
Purchase of property, plant and equipment	(216,850,307)	(6,574,964)
Advance to related parties	(4,044,837)	(52,772,881)
Net cash used in investing activities from continuing operations	(214,670,787)	(61,535,354)

Cash flows from financing activities
Proceeds from short-term loans	43,439,587	51,478,882
Repayment of short-term loans	(46,996,499)	(36,078,434)
Proceeds from long-term loans	45,889,055	26,630,736
Repayment of long-term loans	(1,890,743)	-
Proceeds from additional paid in capital	-	13
Advance from related parties, net of reception in form of note receivable	3,847,492	(10,222,164)
Net cash provided by financing activities from continuing operations	44,288,892	31,809,033

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN U.S. DOLLARS)

	For the Nine Months Ended September 30,
	2013	2012 (A)

Cash flow from discontinued operations
Net cash provided by operating activities from discontinued operations	71,420,962	73,322,045
Net cash provided by investing activities from discontinued operations	7,624,250	23,934,193
Net cash (used in)/provided by financing activities from discontinued
operations	(560,216)	168,559
Net cash provided by discontinued operations	78,484,996	97,424,797

Effect of exchange rate	1,977,422	732,443

Net (decrease)/increase in cash	(87,669,059)	96,515,077

Cash at the beginning of period (1)	175,488,715	114,204,340

Cash at the end of period (2)	$87,819,656	$210,719,417

Supplemental disclosure of cash flow information:

Cash paid:
From discontinued operations
Income tax paid	$12,814,679	$23,111,634

From continuing operations
Interest paid	$2,325,864	$2,559,454

Supplemental disclosure of non-cash transaction eliminated in above:

Note payable-related party	$155,166,195	$-

Purchase of property, plant and equipment by setting off advances to
related parties	$54,882,642	$-
Deposit on setting up Joint Venture netted of accounts
payable-related parties	$6,090,302	$-

(1)   Includes cash and cash equivalents of discontinued operations of 165,062,575 and $112,409,544 at the beginning of the year in 2013 and 2012 respectively.
(2)   Includes cash and cash equivalents of discontinued operations of 76,987,656 and $210,552,835 at the nine months ended September 30, 2013 and 2012 respectively.

(A)  Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Limited) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2012 rather than on February 25, 2013.

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

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

China Dredging, through its PRC Variable Interest Entity (“VIE”), Fujian Xinggang Port Service Co., Ltd (“Fujian Service”), provides specialized dredging services exclusively to the PRC marine infrastructure market and is, based on the number and capacity of the dredging vessels it operates, one of the leading independent (not state-owned) providers of such services in the PRC. Since its inception, China Dredging has functioned exclusively as a specialist subcontractor, performing dredging services for other companies licensed to function as general contractors. China Dredging engages in capital dredging, maintenance dredging and reclamation dredging projects and primarily sources its projects by subcontracting projects from general contractors.

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

On October 28, 2013, the Company announced that the independent members of the Company's Board of Directors ("the Board") agreed to sell PME's 100% owned dredging subsidiary, CDGC and its PRC operating subsidiaries, including Fujian Xinggang Port Service Co., Ltd. business and operating assets to an affiliate of the Company's Chairman, CEO and majority shareholder Mr. Xinrong Zhuo.  The transaction is expected to close during the fourth quarter of 2013. Under the terms of the proposed transaction, the consideration to be received by PME is approximately $365.5 million with an expected gain on the sale to be $140.3 million. As the result of this transaction, the activities of CDGC and its PRC operating subsidiaries have been classified as discontinued operations in our statements of operations for all periods presented. The assets and liabilities of CDGC and its subsidiaries have been classified on the balance sheet as assets and liabilities of discontinued operations. The discontinued operations have been disclosed in Note 2.

Merchant Supreme, through its PRC VIE, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd. (“Pingtan Fishing”) engages in ocean fishery with many of its self-owned vessels within Indian EEZ and Arafura Sea of Indonesia. Pingtan Fishing is ranked highly as one of the leading private (not state-owned) supplier and trader of oceanic aquatic products in PRC.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

1.     DESCRIPTION OF BUSINESS AND ORGANIZATION (…/Cont’d)

On June 19, 2013, the Company entered into a master agreement with a related company, Fuzhou Honglong Ocean Fishery Co.,Ltd (“Hong Long”) to acquire 46 fishing vessels with total consideration of $410.1 million that was based on independant valuation reports dated June 6, 2013. The major shareholder of Hong Long is Ms. Ping Lin, spouse of Xingrong Zhuo, the Company’s Chairman and CEO, who holds 66.47% whereas the remaining two shareholders hold 33.53% during the second quarter of 2013. Mr. Zhuo currently holds about 56.2% of PME. The transaction between PME and Hong Long is accounted as common control transaction. Based on Accounting Standards Codification (“ASC”) 805-50, PME recorded the value of $21.8 million (RMB 133,701,821) as the cost of the vessels which was the net carrying amount recorded in Hong Long’s books at the date of transfer. The balance of $388.3 million above carrying amount treated as a return of capital in the equity accounts. $273.6 million was recorded as a reduction in retained earnings and the balance of $114.7 million applied to additional paid-in capital.

On September 1, 2013, the Company further entered a Memorandum with Hong Long that Hong Long transferred the operating right of vessels to Fujian Provincial Pingtan County Fishing Group Co., Ltd. (“Pingtan Fishing”). The ownership of fishing vessels belongs to Pingtan Fishing. Pingtan Fishing is entitled to 100% of the net profit reported by each the vessels from September 1, 2013 onwards.

On October 28, 2013, the Company announced that 25-year exclusive right of 20 new fishing vessels will be transferred from Xinrong Zhuo, the Company’s CEO and Chairman, to the Company as part of the sale consideration of China Dredging Group Co., Ltd in next quarter. Such operating rights were appraised at $216.1 million by an independent valuation firm.

Details of the Company’s subsidiaries and VIEs which are included as continuing operations in these consolidated financial statements as of September 30, 2013 are as follows:

Continuing operations

Name of subsidiaries	Place and date of incorporation	Percentage of ownership	Principal activities

Merchant Supreme Co., Ltd. (“Merchant Supreme”)	BVI, June 25, 2012	100% held by PME	Intermediate holding company

Prime Cheer Corporation Ltd. (“Prime Cheer”)	Hong Kong, May 3, 2012	100% held by Merchant Supreme	Intermediate holding company

Pingtan Guansheng Ocean Fishing Co., Ltd. ("Pingtan Guansheng")	PRC October 12, 2012	100% held by Prime Cheer	Intermediate holding company

The following wholly owned or majority owned VIE’s are consolidated into financial statements:

Name of VIEs

Fujian Provincial Pingtan County Fishing Group Co., Ltd. (“Pingtan Fishing”)

Pingtan Dingxin Fishing Information Consulting Co., Ltd. (“Pingtan Dingxin”)

Pingtan Duoying Fishing Information Consulting Co., Ltd. (“Pingtan Duoying”)

Pingtan Ruiying Fishing Information Consulting Co., Ltd. (“Pingtan Ruiying”)

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

2.    DISCONTINUED OPERATIONS

The Company announced on October 28, 2013 that they will exit and sell specialized dredging services currently operated China Dredging to its majority shareholder, Mr. Xinrong Zhuo. The Company anticipates the sale to be completed during the fourth quarter of 2013.

Total considerations of the transaction are as followings:

(a)   forgiveness of the PME's current $155.2 million 4% promissory note 1 due on June 19, 2015.
(b)  the transfer to PME of the 25-year exclusive operating rights (see description of operating rights below) for 20 new fishing vessels, with such rights appraised at $216.1 million.
(c)   forgiveness of the PME’s current accounts due to China Dredging Group Co., Ltd. with amount $172.1 million.

Therefore, with the net asset of China Dredging Group Co., Ltd and its subsidiaries of $397.3 million as at September 30, 2013, this transaction is expected to result in a net gain on disposal of $140.3 million.

The following entities represent the discontinued operations:

Name of subsidiaries

China Dredging Group Co., Ltd(“CDGC” or “China Dredging)

China Dredging (HK) Company Limited (“China Dredging HK”)

Master Gold Corporation Limited (“Master Gold”)

Fujian Wanggang Dredging Construction Co., Ltd (“Fujian Wanggang”)

Pingtan Xingyi Port Service Co., Ltd (“Pingtan Xingyi”)

Pingtan Zhuoying Dredging Engineering Construction Co., Ltd (“Pingtan Zhuoying”)

Name of VIEs

Wonder Dredging Engineering LLC (“Wonder Dredging”)

Fujian Xinggang Port Service Co., Ltd. (“Fujian Service”)

Notes:
1.	Principal amount per the Company’s SEC filings as of June 30, 2013.

A summary of the discontinued operations is presented below.

The Company has reflected the results of the business as discontinued operations in the consolidated statements of income for the period ended September 30, 2013 and 2012 (Unaudited).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$54,323,389	$46,892,465	$131,610,091	$165,986,546

Cost of revenue	(33,520,993)	(20,942,489)	(74,761,710)	(76,537,718)

Gross profit	20,802,396	25,949,976	56,848,381	89,448,828

General and administrative expenses	(2,200,183)	(1,900,068)	(5,614,875)	(6,544,286)

Operating income	18,602,213	24,049,908	51,233,506	82,904,542

Other income/(expense)	(1,513,074)	(577,851)	431,465	(1,170,850)

Income before income taxes	17,089,139	23,472,057	51,664,971	81,733,692

Income tax expense	(4,726,616)	(6,096,807)	(12,203,194)	(20,960,643)

Net income from discontinued operation, net of taxes	$12,362,523	$17,375,250	$39,461,777	$60,773,049

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

2.    DISCONTINUED OPEATIONS (…/Cont’d)

The assets and liabilities held for sale in the consolidated balance sheet as of September 30, 2013 and December 31, 2012 are comprised of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash	$76,987,656	$165,062,575
Accounts receivable - third parties	4,399,624	23,446,249
Cost and estimated earnings in excess of billings on contracts in progress	14,208,348	8,133,021
Other receivables	466,284	4,189
Inventories	4,415,589	5,029,653
Total current assets	100,477,501	201,675,687

Other assets
Prepaid other deposits	-	4,430
Prepaid dredger deposits	24,190,023	23,274,105
Security deposits	16,830,065	25,087,880
Deposit for BT project	68,055,556	66,852,860
Property, plant and equipment, net	40,656,403	44,565,482
Total other assets	149,732,047	159,784,757

Total assets	$250,209,548	$361,460,444

Liabilities
Current liabilities
Accounts payable - third parties	$10,549,864	$3,690,417
Income tax payable	4,813,797	5,333,519
Accrued liabilities and other payables	4,011,855	2,704,350
Accrued interest - related party	1,768,470	-
Receipt in advance - third parties	5,153,183	-
Advance from related parties	-	560,216
Derivative liability	-	1,764,249
Note payable - related party	155,166,195	-
Total current liabilities	$181,463,364	$14,052,751

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

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

In October, 2013 the Company decided to sell its 100% interest in China Dredging Group Co., Ltd. and its subsidiaries to the Company’s Chairman, CEO and major shareholder, Mr. Xinrong Zhuo. As such, China Dredging Group Co., Ltd’s assets and liabilities have been classified on the balance sheet as assets and liabilities of discontinued operations. The operating results of China Dredging Group Co., Ltd have been classified as discontinued operations in our statements of operations for all periods presented. Unless otherwise indicated, all disclosures and amounts in the Notes to the Consolidated Financial Statements relate to the Company’s continuing operations.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and in China Dredging’s Annual Report on Form 20-F for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 6, 2013 and April 27, 2013, respectively.

Reclassifications

Certain prior year information has been reclassified to be comparable with the current period presentation. This reclassification has no effect on previously reported net income.

(b)        Consolidation of VIE

The Company has no direct or indirect legal or equity ownership interest in Pingtan Fishing. Moreover, another set of VIE agreements have been entered between Pingtan Guansheng and the shareholders of Pingtan Fishing. The shareholders of Pingtan Fishing also have assigned all their rights as shareholders, including voting rights and disposition rights of their equity interest Pingtan Fishing to Pingtan Guansheng, our direct, wholly-owned subsidiary. Accordingly, by virtue of the VIE Agreements, Pingtan Guansheng is the primary beneficiary of Pingtan Fishing as defined by ASC 810 “Consolidation of Variable Interest Entities”. Therefore we consolidate Pingtan Fishing as VIE.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(b)        Consolidation of VIE (…/Cont’d)

In accordance with Accounting Standards Codification (“ASC”) 810-10-15-14, Pingtan Fishing is deemed VIEs for two reasons. First, the equity stockholders of Pingtan Fishing do not significantly enjoy the benefits of income or suffer the consequences of losses. Second, the equity stockholders of Pingtan Fishing do not possess the direct or indirect ability through voting or similar rights to make decisions regarding their activities that have a significant effect on the success of Pingtan Fishing. Therefore, in accordance with ASC 810-10-25-38A, the Company is deemed to be the primary beneficiary of Pingtan Fishing and the financial statements of Pingtan Fishing are consolidated in the Company’s consolidated financial statements.

The following tables show the assets and liabilities of the Company’s VIEs after eliminating the intercompany balances as of September 30, 2013 and December 31, 2012. The VIEs include Pingtan Fishing Group which comprises of Pingtan Fishing itself and the three subsidiaries; namely Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying. The creditors of Pingtan Fishing Group do not have recourse against the general creditors of their primary beneficiaries or other Group members.

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash	$10,678,707	$6,710,472
Notes receivable (banker's acceptances) transferred from related parties	-	3,645,817
Accounts receivable - third parties	10,252,829	11,478,436
Other receivables	3,294,318	29,885
Advance to related parties	-	49,802,897
Inventories	5,427,251	194,331
Prepaid expenses - third parties	4,908,497	386,966
Long-term investment	3,431,373	3,328,789
Deposit on setting up Joint Venture	-	6,092,302
Property, plant and equipment, net	66,979,281	37,141,906
	$104,972,256	$118,811,801

LIABILITIES
Accounts payable - third parties	$151,000	$70,732
- related parties	163,303	5,765,632
Receipt in advance - third parties	476,399	-
- related parties	-	12,681,102
Short-term loans	22,363,811	25,169,260
Accrued liabilities and other payables	3,462,405	1,033,640
Long-term loans	69,844,772	24,783,629
	$96,461,690	$69,503,995

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(b)       Consolidation of VIE (…/Cont’d)

The following tables show the revenue and cost of revenues, and net income of the Company’s VIEs after eliminating the intercompany balances for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$20,609,107	$13,152,223	$61,640,940	$39,039,757

Cost of revenue	$(12,446,879)	$(9,693,182)	$(38,974,488)	$(28,572,398)

Net income attributable to the Company	$6,868,193	$5,789,531	$19,102,412	$10,594,063

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(d)	Foreign currency translation (…/Cont’d)

	September 30, 2013	December 31, 2012
Balance sheet items, except for equity accounts	RMB6.12=$1	RMB6.3086=$1
	HKD7.7551=$1	HKD7.7507=$1

	For the Three Months Ended September 30,
	2013	2012
Items in statements of income and cash flows	RMB6.1226=$1	RMB6.2923=$1
	HKD7.7551=$1	HKD7.7546=$1

	For the Nine Months Ended September 30,
	2013	2012
Items in statements of income and cash flows	RMB6.1616=$1	RMB6.3085=$1
	HKD7.7575=$1	HKD7.7575=$1

(e)        Cash

Cash consists of cash on hand and at banks.

(f)         Accounts receivable

Merchant Supreme only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to independent customers are within 180 days after customers received the purchased goods.

Merchant Supreme maintains allowances for doubtful accounts for estimated losses. Merchant Supreme reviews customer credit worthiness, past transaction history, and changes in payment terms when determining the adequacy of these allowances. Accounts are written off against the allowance when it becomes evident collection will not occur.

No allowance for doubtful accounts has been provided for accounts receivable from third party customers for the three and nine months ended September 30, 2013 and 2012, respectively. Merchant Supreme collected a majority of receivable balances from third party customers as of September 30, 2013 and December 31, 2012 within 60 days subsequent to respective balance sheet dates, and historically has not experienced uncollectible accounts from customers granted with credit sales.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(g)	Revenue recognition

Merchant Supreme recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed or determinable, and collection of the resulting receivable is reasonably assured.

With respects to the sale of frozen fish and other marine catches to third party customers, most of which are sole proprietor regional wholesalers in China, Merchant Supreme recognizes revenue when delivery to customers occur at Merchant Supreme’s cold storage warehouse, after payment is received by Merchant Supreme or credit sale is approved by Merchant Supreme for recurring customers who have history of financial responsibility. Merchant Supreme does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers. Merchant Supreme does not accept returns from customers. Deposits or advance payments from customers prior to delivery of goods are recorded as receipt in advance.

(h)	Government grant

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

Deferred income represents income collected but not earned as of the report date. This is primarily composed of payments of the government grants to construct new fishing vessels. Upon the completion of the construction of the fishing vessels, the grant would be deducted from the gross cost of the fishing vessels.

(j)	Fishing licenses

Each of the Merchant Supreme’s fishing vessels requires an approval from Ministry of Agriculture of the People's Republic of China to carry out ocean fishing projects in foreign territories. These approvals are valid for a period from three to twelve months, and are awarded to Merchant Supreme at no cost. Merchant Supreme applies for the renewal of the approval prior to expiration to avoid interruptions of fishing vessels’ operations.

Each of the Merchant Supreme’s fishing ~~vessels~~ operated in Indonesia water requires a fishing license granted by the authority in Indonesia. Indonesia fishing licenses remain effective for a period of twelve months and Merchant Supreme applies for renewal prior to expiration. Merchant Supreme records cost of Indonesia fishing licenses in prepaid expenses and amortizes over the effective period of the licenses.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(k)	Inventories

Inventories are stated at the lower of cost or market. Cost comprises of fuel, depreciation, direct labor, shipping, consumables, and government levied charges and taxes. Consumables include fishing nets and metal containers used by fishing vessels and are amortized during expected useful lives of three months. Merchant Supreme’s fishing fleets in India and Indonesia waters operate around the year, although the May to July period demonstrates lower catch quantities compared to the August to December peak season. Cost incurred during a fishing vessel’s relocation period between different operating territories is deferred and amortized in ensuring twelve-month period. Cost of frozen fish and other marine catches at period-ends is calculated using the weighted average method.

(l)	Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and betterments are capitalized. Depreciation of property, plant and equipment is computed by the straight-line method over the assets estimated useful lives.

Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

The estimated useful lives of the assets are as follows:

Estimated lives
Fishing vessel	10-20
Major improvement on fishing vessel	4-20
Motor vehicle	3-5
Ship and office equipments	3-5

Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

(m)      Capitalized Interest

Interest associated with the construction of a fishing vessel is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Companies outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. Merchant Supreme capitalized interest of $482,671 and $40,694 for the three months ended September 30, 2013 and 2012, respectively; $507,891 and $124,218 for the nine months ended September 30, 2013 and 2012, respectively in the fishing vessels under construction.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(n)	Impairment of long-lived assets

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

(o)	Income taxes

Merchant Supreme's VIE, Pingtan Fishing, is a qualified ocean fishing enterprise certified by the Ministry of Agriculture of the PRC. The qualification is renewed on April 1 each year. Pingtan Fishing is exempt from income tax derived from its ocean fishing operations in the periods it processes a valid Ocean Fishing Enterprise Qualification Certificate issued by the Ministry of Agriculture of the PRC.

In addition, Pingtan Fishing is not subject to foreign income taxes for its operations in India and Indonesia Exclusive Economic Zones.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(p)	Fair value measurements

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

As of September 30, 2013 and December 31, 2012, none of the Merchant Supreme’s financial assets or liabilities was measured at fair value on a recurring basis. As of September 30, 2013 and December 31, 2012, none of the Company’s non-financial assets or liabilities was measured at fair value on a nonrecurring basis.

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

The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2013 and December 31, 2012. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(r)	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

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

Cost for pension and employee benefits of Merchant Supreme was $9,498 and $14,766 for the three and nine months ended September 30, 2013 respectively and $nil for the three and nine months ended September 30, 2012, respectively.

(t)	Segment information

ASC 280 “Segment reporting” establishes standards for reporting information on operating segments in interim and annual financial statements. The Company currently has only one segment, all of the Company’s continuing operations and customers are in the PRC and all income is derived from ocean fishery.

(u)	Earnings per ordinary share

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(u) Earnings per ordinary share (…/Cont’d)

The following table sets forth the computation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$18,301,541	$23,161,768	$56,861,835	$71,364,099

Weighted average number of ordinary shares outstanding (Basic and diluted)	79,055,053	79,055,053	79,055,053	79,055,053

Earnings per ordinary share (Basic and diluted)
- From continuing operations	$0.08	$0.07	$0.22	$0.13
- From discontinued operations	0.15	0.22	0.50	0.77
- Net income	$0.23	$0.29	$0.72	$0.90

For the three and nine months ended September 30, 2013 and 2012, the number of securities convertible into common shares not included in diluted EPS because the effect would have been anti-dilutive consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Warrants to purchase common stock	8,966,667	8,966,667	8,966,667	8,966,667

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

4.	CASH

PME

Cash is classified by geographical areas is set out as follows:

	September 30, 2013	December 31, 2012
	(Unaudited)

Hong Kong	$-	$3,565,355

Maximum exposure to credit risk	$-	$3,565,355

Cash is denominated in the following currency:

	September 30, 2013	December 31, 2012
	(Unaudited)

USD	$-	$3,565,355

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

4.	CASH (…/Cont’d)

Merchant Supreme

	September 30, 2013	December 31, 2012
	(Unaudited)

Hong Kong	$678	$862
The PRC	10,831,322	6,859,923
	$10,832,000	$6,860,785

Maximum exposure to credit risk	$10,832,000	$6,860,785

Cash is denominated in the following currencies:

	September 30, 2013	December 31, 2012
	(Unaudited)

USD	$150,057	$150,001
RMB	10,681,265	6,709,922
HKD	678	862
	$10,832,000	$6,860,785

In the PRC and Hong Kong, there are currently no rules or regulations mandating obligatory insurance of bank accounts. Management believes these financial institutions are of high credit quality.

Renminbi is not a freely convertible currency and the remittance of funds out of the PRC is subject to the exchange restrictions imposed by the PRC government.

5.	ACCOUNTS RECEIVABLE - THIRD PARTIES

Merchant Supreme

	September 30, 2013	December 31, 2012
	(Unaudited)

Accounts receivable held by independent third parties	$10,252,829	$11,478,436

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

6.	OTHER RECEIVABLES

Other receivables as of September 30, 2013 and December 31, 2012 consisted of the following:

Merchant Supreme

Non-current portion

	September 30, 2013	December 31, 2012
	(Unaudited)

Grants receivable from the PRC Government	$3,283,333	$-

Other receivables represented grant receivables for restructuring new fishing vessels.

7.	INVENTORIES

Inventories as of September 30, 2013 and December 31, 2012 consisted of the following:

Merchant Supreme

	September 30, 2013	December 31, 2012
	(Unaudited)

Frozen fish and marine catches in warehouse	$5,427,251	$161,484
Frozen fish and marine catches in transit	-	32,847
	$5,427,251	$194,331

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

8.	LONG-TERM INVESTMENT

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

Pingtan Fishing used the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank.  Merchant Supreme determined that there was no impairment on this investment as of September 30, 2013 and December 31, 2012.

Long-term investment for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs.

9.	DEPOSIT ON SETTING UP OF JOINT VENTURE

Deposit on setting up of Joint Venture as of September 30, 2013 and December 31, 2012 consisted of the following:

Merchant Supreme

	September 30, 2013	December 31, 2012
	(Unaudited)
Deposit for an asset interest acquisition and investment in a proposed Indonesia joint venture	$-	$6,090,302

Pursuant to a Cooperative Agreement and a Joint-Venture Contract dated March 1, 2006 entered into between the Merchant Supreme’s VIE, Pingtan Fishing and PT. Avona Mina Lestari (“Avona”), a related party, and an Indonesian enterprise engaged in fishing base management and fishing vessel operations, Pingtan Fishing agreed to acquire 80% controlling interest in a fishing base owned by Avona. A joint venture company that would be controlled by Pingtan Fishing will be established between Pingtan Fishing and Avona following Pingtan Fishing’s acquisition of controlling interest in Avona’s fishing base. Total investment for the acquisition of Avona fishing base 80% interest and establishment of a joint venture company is $7,200,000, comprising $5,470,000 cash and 14 fishing vessels to be valued at $1,730,000.

In the first quarter of 2013, Pingtan Fishing and Avona entered into an agreement, agreeing that the deposit on setting up of joint venture would be used for settling the accounts payable of Avona that Avona has provided ship agency, maintenance and other services to Pingtan Fishing. Should there be any news to confirm that the setting up of the joint venture is approved by the Indonesian Government, both companies would re-start this investment again.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

10.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of September 30, 2013 and December 31, 2012 consisted of the following:

Merchant Supreme
	September 30, 2013	December 31, 2012
	(Unaudited)

Externally purchased fishing vessels	$61,807,621	$20,934,880
Office and other equipments	140,564	134,684
Fishing vessels under construction	8,720,789	17,436,515
	70,668,974	38,506,079
Less: Accumulated depreciation	(3,689,693)	(1,364,173)
	$66,979,281	$37,141,906

Depreciation expense was $738,340 and $725,558 for the three months ended September 30, 2013 and 2012, respectively; $2,268,063 and $2,596,876 for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013 and December 31, 2012, Merchant Supreme had 16 fishing vessels which were fully depreciated which had estimated useful lives of 10 years.  These fishing vessels were contributed by registered equity owners in exchange for Merchant Supreme's paid-in capital and were recorded at the equity owners' historical cost of $nil at the time of contribution.

As of September 30, 2013 and December 31, 2012, Merchant Supreme had 38 and 20 fishing vessels with net carrying amount of $33,270,299 and $17,334,990 pledge as collateral for term loans of Merchant Supreme and term loans of a related party in the amount of approximately $20.5 million and $10.6 million respectively (Note 13(c)).

11.	ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable to related parties as of September 30, 2013 and December 31, 2012 consisted of the following:

Merchant Supreme

	September 30, 2013	December 31, 2012
	(Unaudited)

PT. Avona Mina Lestari (see Note 15 (a))	$61,419	$5,589,681
Fujian Honglong Ocean Fishery Co., Ltd. (“Hong Long”) (see Note 15 (a))	101,884	175,951
	$163,303	$5,765,632

Accounts payable to related parties are not collateralized, carry no interest, and do not have specific repayment terms.

Deposit on setting up joint venture was netted off with balances of accounts payable - related parties.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

12. RECEIPT IN ADVANCE - RELATED PARTIES

Receipt in advance from related parties as of September 30, 2013 and December 31, 2012, consisted of the following:

Merchant Supreme

	September 30, 2013	December 31, 2012
	(Unaudited)

Shenzhen Western Coast Fisherman Pier Co., Ltd (see Note 15 (a))	$-	$12,681,102

13.  TERM LOANS

Merchant Supreme

As of September 30, 2013 and December 31, 2012, Merchant Supreme’s short and long-term loans consisted of the following items:

(a)	Short-term loans

	September 30, 2013	December 31, 2012
	(Unaudited)
Classified by financial institutions:
Industrial and Commercial Bank of China	$13,376,883	$14,390,323
Fujian Haixia Bank	8,986,928	7,133,120
China Minsheng Banking Corporation Limited	-	3,645,817
	$22,363,811	$25,169,260

Additional information:
Maximum balance outstanding during the period/year	$25,169,260	$25,169,260
Interest expense for the three months ended September 30, 2013 and 2012	$422,912	$525,986
Interest expense for the nine months ended September 30, 2013 and 2012	$984,129	$1,440,328
Weighted average interest rate for the nine months ended September 30, 2013 and 2012	1.6%	2.7%

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

13.  TERM LOANS (.../Cont'd)

(a)	Short-term loans (.../Cont'd)

The principal payments for the outstanding short-term loans are as follows:

Name of Banks	Principal amount	Current annualized interest rate	Terms of loans	Collateral	Outstanding amount as of September 30, 2013

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$1,744,330	Fixed rate at 2.7731% per annum	Due on October 3, 2013	N/A	$1,744,330

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$242,000	Fixed rate at 2.7729% per annum	Due on October 4, 2013	N/A	242,000

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$516,256	Fixed rate at 2.7729% per annum	Due on October 4, 2013	N/A	516,256

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$263,737	Fixed rate at 2.7729% per annum	Due on October 4, 2013	N/A	263,737

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$790,774	Fixed rate at 2.7729% per annum	Due on October 4, 2013	N/A	790,774

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$1,500,410	Fixed rate at 2.4647% per annum	Due on October 23, 2013	N/A	1,500,410

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

13. TERM LOANS (…/Cont’d)

(a)	Short-term loans (.../Cont'd)

Name of Banks	Principal amount	Current annualized interest rate	Terms of loans	Collateral	Outstanding amount as of September 30, 2013

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$1,079,440	Fixed rate at 2.4647% per annum	Due on October 23, 2013	N/A	1,079,440

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$2,022,740	Fixed rate at 2.3519% per annum	Due on December 18, 2013	N/A	2,022,740

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$2,000,250	Fixed rate at 2.3519% per annum	Due on December 18, 2013	N/A	2,000,250

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$1,061,852	Fixed rate at 2.3519% per annum	Due on December 18, 2013	N/A	1,061,852

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$1,615,950	Fixed rate at 2.3476% per annum	Due on December 27, 2013	N/A	1,615,950

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	US$539,144	Fixed rate at 2.3476% per annum	Due on December 27, 2013	N/A	539,144

Fujian Haixia Bank, Fuzhou Hualin Branch	RMB30,000,000	Fixed rate at 8.400% per annum	Due on March 22, 2014	Guarantee by Xinrong Zhuo	4,901,961

Fujian Haixia Bank, Fuzhou Hualin Branch	RMB10,000,000	Fixed rate at 9.000% per annum	Due on May 9, 2014	Guarantee by Xinrong Zhuo	1,633,987

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

13. TERM LOANS (…/Cont’d)

(a)	Short-term loans (.../Cont'd)

Name of banks	Principal amount	Current Annualized interest rate	Terms of loans	Collateral	Outstanding amount as of September 30, 2013

Fujian Haixia Bank, Fuzhou Hualin Branch	RMB15,000,000	Fixed rate at 9.000% per annum	Due on April 23, 2014	Guarantee by Xinrong Zhuo	2,450,980
					$22,363,811

Short-term loans of US$6,136,947 from Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch have repaid in October, 2013.

        (b)     Long-term loans

The current portion of the term loans is shown in table below :

	September 30, 2013	December 31, 2012
	(Unaudited)

China Minsheng Banking Corporation Limited, Fuzhou Branch	$9,779,412	$6,509,170
Fujian Haixia Bank, Fuzhou Hualin Branch	1,633,987	1,585,138
	$11,413,399	$8,094,308

Additional information:
Weighted average interest rate for the nine months ended September 30, 2013 and 2012	3.2%	2.7%

The term loan amounts recorded as non-current as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)

China Minsheng Banking Corporation Limited, Fuzhou Branch	$9,779,412	$13,519,046
Fujian Haixia Bank, Fuzhou Hualin Branch	2,450,980	3,170,275
The Export-Import Bank of China	46,200,981	-
	$58,431,373	$16,689,321

Interest expenses of long-term loans for the three months ended September 30, 2013 and 2012 amounted to $626,129 and $454,350, respectively. Interest expenses of long-term loans for the nine months ended September 30, 2013 and 2012 amounted to $1,460,654 and $605,550, respectively. Interest expenses of $482,671 and $40,694 are capitalized to construction in progress for the three months ended September 30, 2013 and 2012, respectively. Interest expenses of $507,891 and $124,218 are capitalized to construction in progress for the nine months ended September 30, 2013 and 2012, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

13. TERM LOANS (…/Cont'd)

(b)	Long-term loans (…/Cont’d)

A summary of the principal payments for the outstanding term loans during the following five fiscal years is as follows:

								Total
			Principal payment due during					outstanding
Name of bank	Collateral	Term of loans	2013	2014	2015	2016	2017	loan amount

China Minsheng Banking Corporation Limited, Fuzhou Branch	Pingtan Fishing’s and Hong Long’s fishing vessels and guaranteed by Xinrong Zhuo	May 4, 2012 to March 16, 2015	$3,014,706	$6,029,412	$3,014,706	$-	$-	12,058,824

China Minsheng Banking Corporation Limited, Fuzhou Branch	Pingtan Fishing’s and Hong Long’s fishing vessels and guaranteed by Xinrong Zhuo	June 15, 2012 to March 16, 2015	735,294	1,470,588	735,294	-	-	2,941,176

China Minsheng Banking Corporation Limited, Fuzhou Branch	Pingtan Fishing’s and Hong Long’s fishing vessels and guaranteed by Xinrong Zhuo	June 29, 2012 to March 16, 2015	1,139,706	2,279,412	1,139,706	-	-	4,558,824

Fujian Haixia Bank, Fuzhou Hualin Branch	Guaranteed by Xinrong Zhuo	April 25, 2012 to March 22, 2015	816,993	1,633,987	1,633,987	-	-	4,084,967

The Export- Import Bank of China	Share right owned by Hong Long	July 5, 2013 to December 10, 2017	-	3,349,673	4,673,203	5,359,477	6,045,752	19,428,105

The Export- Import Bank of China	Share right owned by Hong Long	July 5, 2013 to December 10, 2017	-	122,549	179,739	196,078	212,418	710,784

The Export- Import Bank of China	Share right owned by Fujian International Trading and Transportation Company Ltd	July 5, 2013 to December 10, 2017	-	653,595	915,032	1,013,072	1,160,131	3,741,830

The Export- Import Bank of China	Guaranteed by Hong Long	July 5, 2013 to December 10, 2017	-	3,235,294	4,542,483	5,163,399	2,745,098	15,686,274

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

13.  TERM LOANS (…/Cont'd)

(b)     Long-term loans(…/Cont’d)

								Total
			Principal payment due during					outstanding
Name of bank	Collateral	Term of loans	2013	2014	2015	2016	2017	loan amount

The Export- Import Bank of China	Share right owned by Fujian International Trading and Transportation Company Ltd	September 29, 2013 to December 10, 2017	-	81,699	98,039	130,719	147,060	457,517

The Export- Import Bank of China	Share right owned by Hong Long	September 29, 2013 to December 10, 2017	-	212,418	294,118	359,477	375,819	1,241,832

The Export- Import Bank of China	Guaranteed by Hong Long	September 29, 2013 to December 10, 2017	-	-	-	-	2,630,719	2,630,719

The Export- Import Bank of China	Share right owned by Pingtan Fishing	September 29, 2013 to December 10, 2017	-	392,157	555,556	653,595	702,612	2,303,920

			$5,706,699	$19,460,784	$17,781,863	$12,875,817	$14,019,609	$69,844,772

(c)     Guarantees and collaterals provided to related parties (…/Cont’d)

In October 2012, Pingtan Fishing entered into two pledge contracts with China Minsheng Banking Corp., Ltd. Pursuant to the terms of the pledge contracts, Pingtan Fishing assigned 10 fishing vessels, as collateral to secure Hong Long’s long-term loans from the financial institution in amount of approximately $10.6 million, which are due on April 18, 2015. In addition to the collateral provided to Hong Long, Pingtan Fishing also guaranteed the repayment of $45.8 million long-term loans.

In December, 2012, Pingtan Fishing provided certain guarantees to Shenzhen Western Coast Fisherman Pier Co., Ltd. for its term loans from China Construction Bank, Shenzhen Branch, in guarantee amount of approximately $40.8 million. The agreement will expire on December 18, 2013.

In January, 2013, Pingtan Fishing provided certain guarantees to Hong Long’s term loans from Industrial and Commercial Bank of China. Fuzhou Jinshan Branch, in maximum guarantee amount of approximately $13.1 million. The loans are due on January 28, 2016.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

13.  TERM LOANS (…/Cont'd)

(c)     Guarantees and collaterals provided to related parties (…/Cont’d)

In August and September 2013, Pingtan Fishing entered into two pledge contracts with China Minsheng Banking Corp., Ltd. Pursuant to the terms of the pledge contract, Pingtan Fishing assigned 12 fishing vessels, as collateral to provide maximum guarantees of $22.9 million to Hong Long’s term loans, which are due on December 26, 2013.

As of the issuance date of these financial statements, Pingtan Fishing did not receive any demand from the lender that collateralized properties are intended to be disposed of or to make any payments under the guarantee.

14.   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables as of September 30, 2013 and December 31, 2012 consisted of the following:

PME

	September 30, 2013	December 31, 2012
	(Unaudited)

Accrued salaries and wages	$20,000	$-
Other payables	202,059	18
	$222,059	$18

Merchant Supreme

	September 30, 2013	December 31, 2012
	(Unaudited)

Accrued salaries and wages	$2,609,300	$673,234
Other payables	853,513	360,532
	$3,462,813	$1,033,766
Total	$3,684,872	$1,033,784

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

15. ADVANCE TO/FROM RELATED PARTIES

Advance to/from related parties as of September 30, 2013 and December 31, 2012 consisted of the following:

(a)       Name and relationship of related parties

Name of related party	Relationship
Panxing Zhuo	Father of Xinrong Zhuo, a Family Member
Honghong Zhuo	Daughter of Xinrong Zhuo
Qing Lin	Brother-in-law of Xinrong Zhuo, a Family Member
Longfei Zhuo	Cousin of Xinrong Zhuo, a Family Member
Sunqiang Zhou	Brother-in-law of Xinrong Zhuo, a Family Member
Cheng Chen	Cousin of Xinrong Zhuo, a Family Member
Xiaojie Wu	Brother-in-law of Xinrong Zhuo, a Family Member
Xiaoqin Xu	An employee of an affiliate company
Xiaomei Yang	An employee of the Company and niece of Xinrong Zhuo
Xiaofang Zhuo	Cousin of Xinrong Zhuo, a Family Member
Longhua Zhuo	Sister of Xinrong Zhuo,a Family Member
Kit Chan	One of shareholders of China Dredging Co., Ltd
Fujian Yihai Investment Co., Ltd.	An affiliate company majority owned by Longjie Zhuo, sibling of Xinrong Zhuo
Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd.	An affiliate company owned by Longfei Zhuo and Honghong Zhuo
Fujian Lutong Highway Engineering Construction Co., Ltd	An affiliate company majority owned by Xiaojie Wu, brother-in-law of Xinrong Zhuo
Fujian Haiyi International Shipping Agency Co., Ltd.
An affiliate company to which the Company acted as a trustee equity owner. Haiyi International is ultimately majority owned and controlled by Sunqiang Zhou, brother-in-law of Xinrong Zhuo and a Family Member

Fujian Xinnong Ocean Fisheries Development Co., Ltd.	An affiliate company to which the Company acted as a trustee equity owner. Xinnong is ultimately owned and controlled by Xiaojie Wu
Fuzhou Haoyouli Fisheries Development Co., Ltd.	An affiliate company to which the Company acted as trustee equity owner. Haoyouli is ultimately owned and controlled by Sunqiang Zhou
Fuzhou Honglong Ocean Fishery Co., Ltd.	An affiliate company majority owned and controlled by Ping Lin, spouse of Xinrong Zhuo and a Family Member
PT. Avona Mina Lestari	An affiliate company controlled by Xinrong Zhuo family domiciled in Indonesia, engaged in fishing base management and fishing vessel service
PT. Dwikarya Reksa Abadi	An affiliate company controlled by Xinrong Zhuo family domiciled in Indonesia, engaged in fishing base management and fishing vessel service
Haifeng Dafu Enterprise Company Limited	An affiliate company domiciled in the Hong Kong Special Administrative Region of the PRC (“Hong Kong”)
Hai Yi Shipping Limited	An affiliate company domiciled in Hong Kong
Fuzhou Wanhao Real Estate Property Investment Co., Ltd.	An affiliate company majority-owned and controlled by Qing Lin
China Communication Materials Central and South Co., Ltd.	An affiliate company majority-owned by Lutong Highway
Fujian Gangjun Construction Co., Ltd.	An affiliate company ultimately controlled by Xinrong Zhuo

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

15.  ADVANCE TO/FROM RELATED PARTIES (…/Cont’d)

(a)        Name and relationship of related parties (…/Cont’d)

Name of related party	Relationship
Fuzhou Baojie Haiyi Ocean Fishing Co., Ltd.	An affiliate company majority-owned and controlled by Xinrong Zhuo
Fujian International Trading and Transportation Co., Ltd.	An affiliate company owned by Yihai Investment and Longhao Zhuo, sibling of Xinrong Zhuo and a Family Member
Fuzhou Dongxing Longju Real Estate Co., Ltd.	An affiliate company owned by Xinrong Zhuo
Shenzhen Western Coast Fisherman Pier Co., Ltd.	An affiliate company owned by Xinrong Zhuo
Pingtan Heshun Fuel Co., Ltd.	An affiliate company under Xinrong Zhuo’s common control
Fuzhou Hairong Trading Co., Ltd.	An affiliate company under Xinrong Zhuo’s common control
Hongfa Shipping Limited	An affiliate company owned by Xinrong Zhuo

(b)       Advance to related parties

Merchant Supreme

	September 30, 2013	December 31, 2012
	(Unaudited)

Honghong Zhuo	$-	$1,642,203
Panxing Zhuo	-	6,196,248
Qing Lin	-	100,855
Xiaofang Zhuo	-	769,251
Xiaomei Yang	-	7,598,782
China Communication Materials Central and South Co., Ltd	-	6,895,349
Fujian Haiyi International Shipping Agency Co., Ltd.	-	243,117
Fujian Lutong Highway Engineering Construction Co., Ltd.	-	2,161,177
Fujian Yihai Investment Co., Ltd	-	13,467,150
Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd.	-	956,315
Fuzhou Haoyouli Fisheries Development Co., Ltd.	-	7,204,451
Fuzhou Wanhao Real Estate Property Investment Co., Ltd	-	2,567,923
	$-	$49,802,821

Advance to related parties represented loans to related parties. These balances are not collateralized, carry no interest, and do not have specific repayment terms.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

15. ADVANCE TO/FROM RELATED PARTIES (…/Cont’d)

(c)        Advance from related parties (…/Cont’d)

PME

	September 30, 2013	December 31, 2012
	(Unaudited)
Hai Yi Shipping Limited	115,472	-

Merchant Supreme

	September 30, 2013	December 31, 2012
	(Unaudited)
Kit Chan	$-	$153,961

  Advance from related parties are not collateralized, carry no interest, and do not have specific repayment terms.

16.  CAPITAL

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

16.    CAPITAL (…/Cont’d)

(a)   Share Capital (…/Cont’d)

An aggregate of 30,329,883 ordinary shares and 3,966,667 warrants of $0.75 per warrant that were originally issued by CGEI, to Chum Capital Group Limited, in connection with a private placement prior to CGEI’s initial public offering, and that became exercisable for the Company’s ordinary shares beginning on March 27, 2013 (the “Sponsor Warrants”). The sponsor warrants have been registered for resale by the selling security-holders under Form S-3 filed on June 17, 2013 and declared effective on June 19, 2013. On June 2, 2011, the Company sold 5,000,000 Units, at an Offering price of $10.00 per unit, generating gross proceeds of $50,000,000. Each Unit consists of one ordinary share, $0.001 par value, of the Company and one Redeemable Purchase Warrant. Each Warrant will entitle the holder to purchase from the Company one ordinary share at an exercise price of $12.00 commencing upon the completion of a Business Combination and expiring five years from the consummation of a Business Combination. The Company also registered an aggregate of 8,966,667 ordinary shares that are issuable by the Company upon exercise of the 3,966,667 Sponsor Warrants and 5,000,000 warrants that were issued in the CGEI’s initial public offering (the “Public Warrants”) and that became exercisable upon the consummation of the transactions contemplated by that certain Agreement and Plan of Merger, dated as of October 24, 2012, between CGEI, CDGC, China Growth Dredging Sub Ltd. and Xinrong Zhuo and by that certain Share Purchase Agreement, dated as of October 24, 2012, between CGEI and Merchant Supreme.

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

In accordance with GAAP, the Company accounted for the Warrants as equity instruments.

A summary of all Warrants outstanding as of September 30, 2013 is presented below:

	Number of
	Warrants	Exercise Price	Terms

Issued on May 26, 2011 and outstanding as of September 30, 2013	8,966,667	$12	4.4 years

During the period ended September 30, 2013, no warrant was exercised or expired.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

16. CAPITAL (…/Cont’d)

(b)   Retained earnings and statutory reserves

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

As of September 30, 2013, the statutory reserve of Pingtan Fishing has fulfilled the requirement of PRC accounting rules and regulations. Pingtan Guansheng, Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying had sustained losses since its establishment; therefore no appropriation of net profits to the statutory reserves was required.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

17.     RELATED PARTY TRANSACTIONS

PME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest expense
Fuzhou Honglong Ocean Fishery Co., Ltd. (1)	$1,464,416	$-	$1,768,470	$-

Service fee
Hai Yi Shipping Limited (2)	115,437	-	115,437	-
	$1,579,853	$-	$1,883,907	$-

(1)     On June 19, 2013, the Company issued note payable in the principal sum of $155.2 million to Hong Long. Interest has accrued from the date of this unsecured promissory note on the unpaid principal amount at a rate equal to four percent (4.0%) per annum, simple interest.

(2)     On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office, and clerical and administrative support and consultation services. The agreement will expire on December 31, 2014.

Merchant Supreme

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sale of frozen fish and other marine catches
Shenzhen Western Coast Fisherman Pier Co., Ltd.	$32,615	$-	$10,338,269	$-
Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd.	-	5,869	-	4,577,436
Fujian Xinnong Ocean Fisheries Development Co., Ltd.	-	11,482	-	8,953,156

Total sales	$32,615	$17,351	$10,338,269	$13,530,592

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

17.  RELATED PARTY TRANSACTIONS (…/Cont’d)

  Merchant Supreme (…/Cont’d)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Purchase of fuel, fishing nets and other on board consumables (1)
Fuzhou Honglong Ocean Fishery Co., Ltd.	$454,701	$2,896,847	$1,473,032	$3,805,880
PT. Avona Mina Lestari	4,080,300	4,543,402	15,696,740	6,350,173
PT. Dwikarya Reksa Abadi	752,850	-	752,850	-
	5,287,851	7,440,249	17,922,622	10,156,053

Purchase of vessel maintenance service (2)
PT. Avona Mina Lestari	1,099,929	635,691	2,415,303	1,902,195

Purchase of transportation service (2)
Haifeng Dafu Enterprise Company Limited	539,144	216,002	2,263,004	1,235,265
Hai Yi Shipping Limited	-	-	735,890	158,234
Hongfa Shipping Limited	1,061,852	472,214	2,231,917	472,214
PT. Avona Mina Lestari	-	144,373	35,149	388,402
	1,600,996	832,589	5,265,960	2,254,115

Cold storage warehouse and office rental
Ping Lin (5)	3,430	2,219	10,225	2,219
Fuzhou Honglong Ocean Fishery Co., Ltd. (3)	-	13,458	-	206,600
	3,430	15,677	10,225	208,819

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

17.  RELATED PARTY TRANSACTIONS (…/Cont’d)

  Merchant Supreme (…/Cont’d)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Indonesia fleet vessel agency fee payable (4)
PT. Avona Mina Lestari	248,479	181,703	593,516	286,190

Crewmen compensation paid on behalf
Fuzhou Honglong Ocean Fishery Co., Ltd.	-	161,212	-	394,192
PT. Avona Mina Lestari	-	192,500	-	412,500
	-	353,712	-	806,692
Indonesia fishing licenses paid on behalf
PT. Avona Mina Lestari	399,921	171,344	986,369	409,081
Total purchases and expenses	$8,640,606	$9,630,965	$27,193,995	$16,023,145

(1)	Fuel, fishing nets and other consumables were sold to Pingtan Fishing at prevailing market prices.

(2)	Vessel maintenance and transportation services were charged to Pingtan Fishing at prices mutually agreed by the related parties and Pingtan Fishing.

(3)
The Company sub-leased office area and cold storage warehouse cells from Hong Long. Pursuant to an Office Space Rental and Staff Dispatch Agreement entered into on January 1, 2010 with a three-year term, annual lease and facilities expenses are $162,296. Cold storage warehouse cell sub-lease contracts were entered into simultaneously with Hong Long’s lease contracts with the third party lessor, which are renewed every 12 to 16 months. The agreements were terminated on July 31, 2012.

(4)
Pursuant to Fishing Vessel Administrative Agency Agreement dated December 28, 2009, followed by a Fishery Cooperative Agreement dated July 1, 2011 with a two-year term, entered into between Pingtan Fishing and Avona, Pingtan Fishing is payable to Avona an annual agency fee, calculated at mutually agreed amount of $10,000 and $20,000, for the period from January 1, 2010 to June 30, 2011, and for the period from July 1, 2011 to July 1, 2013, respectively, Avona acts as an agent for each of Pingtan Fishing’s fishing vessels. The agreement continues to be executed without disagreement from both parties.

(5)	Pingtan Fishing entered a three-year term office rental lease with Ping Lin on July 31, 2012. The annual lease is $13,632.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

18.	CERTAIN RISKS AND CONCENTRATIONS

(a)	Credit risk

As of September 30, 2013 and December 31, 2012, a substantial portion part of the Company’s cash included bank deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company does not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

(b)	Major customers

Customers accounting for 10% or more of the Company’s revenues were as follows:

Merchant Supreme

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Fujian Xinnong Ocean Fisheries Development Co., Ltd	-	-	-	23%
Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd	-	-	-	12%
Shenzhen Western Coast Fisherman Pier Co., Ltd. (Related Party)	-	-	17%	-
	-	-	17%	35%

(b)	Major suppliers

Suppliers accounting for 10% or more of the Company’s total purchases were as follows:

Merchant Supreme

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Fuzhou Honglong Ocean Fishery Co., Ltd (“Hong Long”) (Related Party)	-	24%	-	14%
PT. Avona Mina Lestari (Related Party)	37%	47%	45%	32%
Supplier A	28%	22%	24%	38%
	65%	93%	69%	84%

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

19.	COMMITMENTS

(a) Operating lease commitments

Merchant Supreme

Pingtan Fishing leased office from Ping Lin. Pursuant to a rental agreement entered into on July 31, 2012 with three-year term, annual lease is $13,632. The total future minimum lease payments under non-cancellable operating leases with respect to office as of September 30, 2013 were as follows:

	Office rental	Total
For the years ended December 31,
2013	$3,431	$3,431
2014	13,725	13,725
2015	8,007	8,007
	$25,163	$25,163

The operating lease commitments below include both the related parties commitments and non-related parties commitments. The total future lease payments as of September 30, 2013 are summarized as follows:

	Office rental	Total
Related parties commitments	$25,163	$25,163
Non-related parties commitments	-	-
	$25,163	$25,163

Rental expenses under non-cancellable operating leases arrangements for the three months ended September 30, 2013 and 2012 was $116,540 and $96,382, respectively, of which $3,430 and $15,677 are paid to the related parties (Note 17).

Rental expenses under non-cancellable operating leases arrangements for the nine months ended September 30, 2013 and 2012 was $267,717 and $336,619, respectively, of which $10,225 and $208,819 are paid to the related parties (Note 17).

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

19.	COMMITMENTS (…/Cont’d)

(b) Capital commitments

Merchant Supreme

Merchant Supreme had the following capital commitments as of September 30, 2013:

Contracted, but not provided for:
Acquisition of fishing vessels, net of deposit paid	$2,864,052

The future payments required under the purchase contracts as of September 30, 2013 are as follows:

For the year ended December 31, 2013	$2,864,052

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

20.	CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

As of September 30, 2013, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Company’s consolidated financial statements, if any.

CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)

Assets
Prepaid expenses	$24,000	$-
Investments in subsidiaries	232,629,624	400,298,968
Total assets	$232,653,624	$400,298,968

Liabilities and equity
Current liabilities
Accrued liabilities and other payables	$222,059	$-
Advance from related parties	115,472	-
Liabilities for discontinued operations	156,934,665	-
Total current liabilities	157,272,196	-

Total liabilities	157,272,196	-

Shareholders' equity
Total shareholders' equity	75,381,428	400,298,968
Total liabilities and equity	$232,653,624	$400,298,968

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

20.	CONDENSED PARENT COMPANY FINANCIAL INFORMATION (…/Cont’d)

CONDENSED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General and administrative expenses	$(926,771)	$-	$(1,640,949)	$-
Other expenses	(1,564,416)	-	(1,768,470)	-
Equity in income of subsidiaries	20,792,728	-	60,271,254	-
Net income	$18,301,541	$-	$56,861,835	$-

CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)

Net cash used in operating activities	$(1,418,908)	$-
Net cash used in investing activities	(203,565,355)	-
Net cash provided by financing activities	201,418,908	-
Net decrease in cash	(3,565,355)	-
Cash at the beginning of the period	3,565,355	-
Cash at the end of the period	$-	$-

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

Overview

We are a marine enterprises group primarily engaging in ocean fishing through our wholly-owned PRC operating subsidiary or VIE, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd., or Pingtan Fishing. We harvest a variety of fish species with many of our self-owned vessels operating within the Indian Exclusive Economic Zone and the Arafura Sea of Indonesia. We provide high quality seafood to a diverse group of customers including distributors, restaurant owners and exporters in the PRC.

In June 2013, we expanded our fleet from 40 to 86 through a purchase of 46 fishing trawlers for a total consideration of $410.1 million. The transaction is subject to the receipt of government approvals; however we began operating the vessels in the third quarter of 2013 and since then we have been entitled to their net profits. These vessels are fully licensed to fish in Indonesian waters. Each vessel carries crew of 10 to 15 persons. These vessels have resulted in additional carrying capacity of approximately 45,000 to 50,000 tons for us.

In September 2013, we further increased our fleet to 106 vessels with the addition of 20 newly-built fishing vessels, which were initially ordered in September 2012. These vessels have an expected run-in period of 3 - 6 months, during which each is placed into the sea for testing prior to full operation. These vessels are fully licensed to fish in Indian and Indonesian waters. At full operation, each vessel is capable of harvesting 900 to 1,000 tons of fish. We expect that the expansions of our fleet will greatly increase our fish harvest volume and revenue.

Subsequent to our fleet expansions, in September 2013, the Ministry of Agriculture of the People’s Republic of China (“MOA”) issued a notification that it would suspend accepting shipbuilding applications for tuna harvesting vessels, squid harvesting vessels, Pacific saury harvesting vessels, trawlers operating on international waters, seine on international waters, and trawlers operating on the Arafura Sea, Indonesia. We believe the announcement is a positive indicator for long-term stability and balance in China’s fishing industry. We believe that this has helped to ensure our fishing productivity in international waters, while also serving as a major barrier to entry for competitors in our industry and strengthening our competitive position in the markets.

Currently we catch nearly 30 different species of fish including ribbon fish, Indian white shrimp, croaker fish, pomfret, Spanish mackerel, conger eel, squid and red snapper. All of our catch is shipped back to China. Our fishing vessels transport frozen catch to cold storage warehouse at nearby onshore fishing bases. We then arrange periodic charted transportation ships to deliver frozen stocks to its three cold storage warehouses located in one of China’s largest seafood trading centers, Mawei Seafood Market in Fujian Province.

We derive our revenue primarily from the sales of frozen seafood products. We sell our products directly to customers including distributors, restaurant owners and exporters, and most of our customers have long-term and trustworthy cooperative relationship with us. Our existing customers also introduce new customers to us from time to time. Our operating results are subject to seasonal variations. Harvest volume is the highest in the fourth quarter of the year and harvest volumes in the second and third quarters are relatively low due to the spawn season of certain fish species, including ribbon fish, cuttlefish, butterfish, and calamari. Based on past experiences, demand for seafood products is the highest from December to January due to the Chinese New Year. We believe that our profitability and growth are depending on our ability to expand the customer base. With the expansions of operating capacity and expected increasing harvest volume in the coming years, we will continue to develop new customers from existing and new territories in China.

Discontinued operations

The China Dredging Group (“CDGC”) business has been reported as a discontinued operation since the third quarter of 2013.

In July 2013, we received an offer from our Chairman and CEO, Mr. Xinrong Zhuo, to acquire the business and operating assets of our wholly-owned dredging subsidiary, CDGC and its PRC operating subsidiaries in exchange for (i) forgiveness of our current $155.2 million 4% promissory note due on June 19, 2015; (ii) the transfer of the 25-year exclusive operating rights for 20 new fishing vessels to us, with such rights appraised at $216.1 million by an independent, globally recognized appraiser, BMI Appraisals Limited; and (iii) forgiveness of the PME’s current accounts due to China Dredging Group Co., Ltd. with amount $172.1 million.The value of the operating rights of $216.1 million will be amortized over the lease term of 25 years. These 20 fishing vessels received subsidies from China’s central government budget in 2012, and a recent notification from the Government prohibits the sale or transfer of ownership for a period of 10 years for fishing vessels that have received such subsidies.

The Board, excluding Mr. Zhuo and our Senior Officer, Mr. Bin Lin, retained Duff & Phelps LLC, as our independent financial advisor to provide a fairness opinion on the transaction proposed by Mr. Zhuo. Subsequent to the receipt of the fairness opinion from Duff & Phelps LLC on October 28, 2013, the Board, excluding Mr. Zhuo and Mr. Lin approved moving forward with the transaction. The Board will evaluate any potential alternative proposals received during the next 30 days and the transaction is expected to close during the fourth quarter of 2013. Under the existing terms of the proposed transaction, the consideration to be received by us is approximately $543.4 million with an expected gain on sales to be $140.3 million.

Significant Factors Affecting Our Results of Operations

☐   Governmental Policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable governments. Our inability to obtain, or loss or denial of extensions, to any of its applicable licenses or permits could hamper our ability to generate revenues from its operations.

☐   Resource & Environmental Factors: Our fishing expeditions are based in India and Indonesia. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also impact our harvest volume.

☐   Fluctuation on Fuel Prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel price may ultimately result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

☐   Competition: We engage in fishing business in the Arafura Sea in Indonesia and the Bay of Bengal in India. Competition within our dedicated fishing areas is not significant as the region is not overfished and regulated by the government, which limits the number of vessels that are allowed to fish in the territories. Competition in the market in China is high, as fish compete with other sources of protein. We compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. Our catch appeals to a wide segment of consumers because of the low price points of our products. We have been able to sell our catch at market prices and such market prices were quite stable during 2010 and 2011, but increased significantly during 2012 and 2013.

☐   Fishing Licenses: Each of our fishing vessels requires an approval from the Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are valid for a period of three to twelve months, and are awarded to us at no cost. We apply for the renewal of the approval prior to expiration to avoid interruptions of our fishing vessels’ operations. Each of our fishing vessels operating in Indonesian waters requires a fishing license granted by the authority in Indonesia. Indonesian fishing licenses remain effective for a period of twelve months and we apply for renewal upon expiration. We record cost of Indonesian fishing licenses in prepaid expenses and amortizes over the effective period of the licenses.

PRINCIPAL INCOME STATEMENT COMPONENTS

Revenue

We recognize revenue from sales of frozen fish and other marine catches when persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed or determinable, and collection of the resulting receivable is reasonably assured.

With respect to the sales to third party customers the majority of whom are sole proprietor regional wholesalers in China, we recognize revenue when customers receive purchased goods at our cold storage warehouse, after payment is received or credit sale is approved for recurring customers with excellent payment histories.

We do not offer promotional payments, customer coupons, rebates or other cash redemption offers to customers. We do not accept returns from customers. Deposits or advance payments from customers prior to delivery of goods are recorded as receipt in advance.

Cost of Sales

Our cost of sales primarily consists of fuel costs, freight, direct labor costs, depreciation, maintenance fees and other overhead costs. Fuel costs generally accounted for the majority of our cost of sales.

Gross Profit

Our gross profit is affected primarily by changes in production cost. Fuel, freight and labor costs together account for about 80% of cost of sales for the nine months ended September 30, 2013. The fluctuation of fuel price, freight price and exchange rates may significantly affect the Company’s cost level and gross profit.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include salaries and staff welfare, professional service fees, traveling expenses for our sales personnel, insurance and other miscellaneous expenses related to our administrative corporate activities.

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

Other Income and Expenses

Other income and expenses mainly include interest income from bank deposits, interest expenses of short term and long term borrowings, foreign exchange differences and subsidy income.

Income Tax

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

Merchant Supreme's VIE, Pingtan Fishing, is a qualified ocean fishing enterprise certified by the Ministry of Agriculture of the PRC. The qualification is renewed on April 1 each year. Pingtan Fishing is exempt from income tax derived from its ocean fishing operations in the periods it processes a valid Ocean Fishing Enterprise Qualification Certificate issued by the Ministry of Agriculture of the PRC.

Pingtan Fishing is not subject to foreign income taxes for its operations in India and Indonesia Exclusive Economic Zones.

Other Comprehensive Income

Pursuant to authoritative accounting guidance regarding comprehensive income, our comprehensive income consists of net income and foreign currency translation adjustments. We translate our assets and liabilities of foreign operations at the rate of exchange in effect on the balance sheet date. We translate income and expenses at the average rate of exchange prevailing during the period. The period-end rate as of September 30, 2013 for RMB into one U.S. dollar was 6.1200. Average rates for the nine months ended September 30, 2013 and 2012 were 6.1616 and 6.3215, respectively. The related translation adjustments are reflected in “Accumulated other comprehensive income” in the equity section of our consolidated balance sheets. Foreign currency gains and losses resulting from transactions are included in earnings. As of September 30, 2013 and December 31, 2012, the accumulated foreign currency translation gain was approximately $28.8 million and $22.2 million, respectively.

Earnings per Ordinary Share

Earnings per ordinary share (basic and diluted) is based on the net income divided by the weighted average number of ordinary shares outstanding during each period. Ordinary share equivalents are not included in the calculation of diluted earnings per ordinary share if their effect would be anti-dilutive.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

Revenue

Revenue is derived from sales of aquatic products. Revenue in the three months ended September 30, 2013 increased by 56.7% to $20.6 million from $13.2 million in the three months ended September 30, 2012, primarily due to increase in sales volume as a result of the acquisition of 46 new fishing vessels in June 2013, which began operating in the third quarter of the year, and increased unit selling prices.
Our top 6 species of fish sold including ribbon fish, Indian white shrimp, croaker fish, black pomfret, threadfin and red fish together accounted for about 75% of revenue for the three months ended September 30, 2013. The table below sets forth more detail regarding the revenue breakdown by different species of fish:

(Amounts in thousands, except for percentage and per unit data)

		Three months ended September 30,
	2013				2012
			Average	% of			Average	% of
	Revenue	Volume(KG)	price	Revenue	Revenue	Volume(KG)	price	Revenue
Ribbon fish	$6,406	2,270,353	2.82	31.1%	$6,286	3,012,734	2.09	47.8%
Indian white shrimp	2,204	193,774	11.37	10.7%	1,702	193,350	8.80	12.9%
Croaker fish	2,154	929,572	2.32	10.5%	1,085	573,874	1.89	8.2%
Black pomfret	1,903	811,050	2.35	9.2%	474	273,091	1.74	3.6%
Threadfin	1,364	410,322	3.32	6.6%	147	50,085	2.94	1.1%
Red fish	1,230	232,800	5.28	6.0%	206	38,400	5.36	1.6%
Others	5,348	1,682,732	3.18	25.9%	3,252	1,213,559	2.68	24.8%
Total	$20,609	6,530,603	3.16	100.0%	$13,152	5,355,093	2.46	100.0%

Cost of Sales and Gross Margin

The following tables set forth our cost of sales and gross profit, both in amounts and as a percentage of revenue for the three months ended September 30, 2013 and 2012:

(Amounts in thousands, except for percentage)

					Change in
					three months
					ended
					September
					30, 2013
					compared to
					three months
					ended
	Three months ended September 30,				September
	2013		2012		30, 2012
		% of		% of
	US$	Revenue	US$	Revenue	%
Revenue	$20,609	100.0%	$13,152	100.0%	56.7%
Cost of sales	12,447	60.4%	9,693	73.7%	28.4%
Gross profit	8,162	39.6%	3,459	26.3%	136.0%

	Three months ended September 30,
	2013			2012
	US$	% of COS	% of Revenue	US$	% of COS	% of Revenue

Fuel cost	$7,422	59.6%	36.0%	$6,226	64.2%	47.3%
Freight	1,264	10.2%	6.1%	702	7.2%	5.3%
Labor cost	1,100	8.8%	5.3%	522	5.4%	4.0%
Maintenance fee	908	7.3%	4.4%	581	6.0%	4.4%
Spare parts	650	5.2%	3.2%	549	5.7%	4.2%
License fee	326	2.6%	1.6%	163	1.7%	1.2%
Depreciation	575	4.6%	2.8%	770	7.9%	5.9%
Service fee	202	1.7%	1.0%	180	1.9%	1.4%
Total cost of sales	$12,447	100.0%	60.4%	$9,693	100.0%	73.7%

Cost of sales for the three months ended September 30, 2013 was $12.4 million, representing an increase of 28.4% as compared to $9.7 million in the same period of 2012. The increase was principally due to increase in fuel cost for our fishing vessels as a result of the fleet expansion. Freight, labor cost and maintenance fee also increased which was in line with the increase in revenue.

Gross margin increased to 39.6% in the three months ended September 30, 2013 from 26.3% in the same period of 2012, primarily due to increases in unit selling price and change in products mix. Gross profit for the three months ended September 30, 2013 was $8.2 million, representing an increase of 136.0% as compared to $3.5 million in the same period of 2012 as a result of business expansion.

Selling, General and Administrative Expenses

The following table sets forth selling, general and administrative (SG&A) expenses, and income from operations both in amounts and as a percentage of revenue for the three months ended September 30, 2013 and 2012:

(Amounts in thousands, except for percentage)

					Change in three
					months ended
					September 30,
					2013 compared to
					three months
	Three months ended September 30,				ended September
	2013		2012		30, 2012
		% of		% of
	US$	Revenue	US$	Revenue	%
Gross profit	$8,162	39.6%	$3,459	26.3%	136.0%
Operating Expenses:
Selling expenses	(362)	(1.8)%	(147)	(1.1)%	146.3%
General & administrative expenses
Legal and professional fees	(843)	(4.1)%	(232)	(1.8)%	263.4%
Salaries and staff welfare	(164)	(0.7)%	68	0.5%	(341.2)%
Service fee	(115)	(0.6)%	-	-	100.0%
Others	(56)	(0.3)%	(45)	(0.3)%	24.4%
Total G&A expenses	(1,178)	(5.7)%	(209)	(1.6)%	463.6%
Total SG&A expenses	(1,540)	(7.5)%	(356)	(2.7)%	332.6%
Income from operations	$6,622	32.1%	$3,103	23.6%	113.4%

Total SG&A expenses increased by 332.6% to $1.5 million in the three months ended September 30, 2013 from $0.4 million in the same period of 2012. The increase in SG&A expenses was primarily attributable to higher professional fees and administrative costs associated with the company being a publicly listed company, as well as our expanded scale of operations. As a percentage of revenue, SG&A expenses were 7.5% in the three months ended September 30, 2013, compared to 2.7% in the same period of 2012.

Other Income and Expenses

Net other expenses in the three months ended September 30, 2013 were $0.7 million, as compared to net other income of $2.7 million in the same period of 2012. Included in other income and expenses, there was government subsidy of $0.2 million and $3.8 million in the three months ended September 30, 2013 and 2012 respectively. Excluding the impact of subsidy income, net other expenses decreased by $0.2 million, mainly due to increase in gain on foreign exchange of $0.2 million.

Income Tax

We are exempted from income tax derived from our ocean fishing operations.
Net Income
Net income from continuing operations for the three months ended September 30, 2013 was $5.9 million, or 28.8% of revenue, compared to $5.8 million, or 44.0% of revenue, in the same period of 2012. Included in net income, there was government subsidy of $0.2 million and $3.8 million in the three months ended September 30, 2013 and 2012 respectively. Excluding the impact of subsidy income, the net income from operation for the three months ended September 30, 2013 increased by 190.0% to $5.8 million from $2.0 million in the same period of 2012. In October 2013, we were notified by the Fujian Provincial Government of the grant of subsidy of $6.5 million which would be expected to be received at the end of November or in December 2013.

(Amounts in thousands, except for percentage)

Three months ended September 30,
2013			2012
Revenue	Net income	Net margin	Revenue	Net income	Net margin

$20,609	$5,939	28.8%	$13,152	$5,787	44.0%

Foreign Currency Translation Gain

During the three months ended September 30, 2013, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $0.8 million.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

Revenue

Revenue is derived from sales of aquatic products. Revenue in the nine months ended September 30, 2013 increased by 57.9% to $61.6 million from $39.0 million in the nine months ended September 30, 2012, primarily due to increase in sales volume as a result of the acquisition of 46 new fishing vessels in June 2013, which began operating in the third quarter of the year, and increased unit selling price.
Our top 6 species of fish sold including ribbon fish, Indian white shrimp, croaker fish, black pomfret, threadfin and red fish together accounted for about 80% of revenue for the nine months ended September 30, 2013. The table below sets forth more detail regarding the revenue breakdown by different species of fish:

(Amounts in thousands, except for percentage and per unit data)

	Nine months ended September 30,
	2013				2012
			Average	% of			Average	% of
	Revenue	Volume(KG)	price	Revenue	Revenue	Volume(KG)	price	Revenue

Ribbon fish	$20,025	9,296,266	$2.15	32.5%	$18,910	9,880,734	1.91	48.4%
Indian white shrimp	10,409	1,282,892	8.11	16.9%	3,932	475,349	8.27	10.1%
Croaker fish	8,285	4,230,120	1.96	13.4%	5,091	3,102,874	1.64	13.0%
Black pomfret	5,732	2,474,892	2.32	9.3%	1,186	746,085	1.59	3.1%
Threadfin	2,326	722,850	3.22	3.8%	599	240,275	2.49	1.5%
Red fish	2,298	479,550	4.79	3.7%	406	135,900	2.99	1.1%
Others	12,566	4,333,350	2.90	20.4%	8,916	3,559,625	2.50	22.8%
Total	$61,641	22,819,920	2.70	100.0%	$39,040	18,140,842	2.15	100.0%

Cost of Sales and Gross Margin

The following tables set forth our cost of sales and gross profit, both in amounts and as a percentage of revenue for the nine months ended September 30, 2013 and 2012:

(Amounts in thousands, except for percentage)

					Change in
					nine months
					ended
					September
					30, 2013
					compared to
					nine months
					ended
	Nine months ended September 30,				September
	2013		2012		30, 2012
		% of		% of
	US$	Revenue	US$	Revenue	%
Revenues	$61,641	100.0%	$39,040	100.0%	57.9%
Cost of sales	38,975	63.2%	28,573	73.2%	36.4%
Gross profit	22,666	36.8%	10,467	26.8%	116.5%

	Nine months ended September 30,
	2013			2012
	US$	% of COS	% of Revenue	US$	% of COS	% of Revenue
Fuel cost	$24,045	61.7%	39.0%	$17,415	60.9%	44.6%
Freight	4,851	12.5%	7.9%	2,589	9.1%	6.6%
Labor cost	2,979	7.6%	4.8%	1,749	6.1%	4.5%
Maintenance fee	2,126	5.5%	3.5%	1,939	6.8%	5.0%
Spare parts	1,596	4.1%	2.6%	1,524	5.3%	3.9%
License fee	870	2.2%	1.4%	418	1.5%	1.1%
Depreciation	1,984	5.1%	3.2%	2,647	9.3%	6.8%
Service fee	524	1.3%	0.8%	292	1.0%	0.7%
Total cost of sales	$38,975	100.0%	63.2%	$28,573	100.0%	73.2%

Cost of sales for the nine months ended September 30, 2013 was $39.0 million, representing an increase of 36.4% as compared to $28.6 million in the same period of 2012. The increase was principally due to increase in fuel cost for our fishing vessels as a result of the fleet expansion. Freight, labor cost and maintenance fee also increased which was in line with the increase in revenue.

Gross margin increased to 36.8% in the nine months ended September 30, 2013 from 26.8% in the same period of 2012, primarily due to of increase in unit selling price and change in products mix. Gross profit for the nine months ended September 30, 2013 was $22.7 million, representing an increase of 116.5% as compared to $10.5 million in the same period of 2012 as a result of the expansion of operation.

Selling, General and Administrative Expenses

The following table sets forth selling, general and administrative (SG&A) expenses, and income from operations both in amounts and as a percentage of revenue for the nine months ended September 30, 2013 and 2012:

(Amounts in thousands, except for percentage)

					Change in
					nine
					months
					ended
					September
					30, 2013
					compared
					to nine
					months
					ended
					September
	Nine months ended September 30,				30, 2012
	2013		2012
		% of		% of
	US$	Revenue	US$	Revenue	%
Gross profit	$22,666	36.8%	$10,467	26.8%	116.5%
Operating Expenses:
Selling expenses	(731)	(1.2)%	(608)	(1.6)%	20.2%
General & administrative expenses
Legal and professional fees	(1,315)	(2.1)%	(358)	(0.9)%	267.3%
Insurance	(320)	(0.5)%	-	-	100.0%
Salaries and staff welfare	(302)	(0.5)%	(12)	-	2416.7%
Service fee	(115)	(0.2)%	-	-	100.0%
Others	(293)	(0.5)%	(209)	(0.5)%	40.2%
Total G&A expenses	(2,345)	(3.8)%	(579)	(1.4)%	305.0%
Total SG&A expenses	(3,076)	(5.0)%	(1,187)	(3.0)%	159.1%
Income from operations	$19,590	31.8%	$9,280	23.8%	111.1%

Total SG&A expenses increased by 159.1% to $3.1 million in the nine months ended September 30, 2013 from $1.2 million in the same period of 2012. The increase in SG&A expenses was primarily attributable to higher professional fees and administrative costs associated with the company being a publicly listed company, as well as our expanded scale of operations. As a percentage of revenue, SG&A expenses were 5.0% in the nine months ended September 30, 2013, compared to 3.0% in the same period of 2012.

Other Income and Expenses

Net other expenses in the nine months ended September 30, 2013 were $2.2 million, as compared to net other income of $1.3 million in the same period of 2012. Included in other income and expenses, there was government subsidy of $0.2 million and $3.8 million in the nine months ended September 30, 2013 and 2012 respectively. Excluding the impact of subsidy income, net other expenses slightly decreased by $0.08 million.

Income Tax

We are exempted from income tax derived from our ocean fishing operations.

Net Income

Net income from continuing operations for the nine months ended September 30, 2013 was $17.4 million, or 28.2% of revenue, compared to $10.6 million, or 27.1% of revenue, in the same period of 2012. Included in net income, there was government subsidy of $0.2 million and $3.8 million in the nine months ended September 30, 2013 and 2012 respectively. Excluding the impact of subsidy income, the net income from operation for the nine months ended September 30, 2013 increased by 153.0% to $17.2 million from $6.8 million in the same period of 2012. In October 2013, we were notified by the Fujian Provincial Government of the grant of a subsidy of $6.5 million which would be expected to be received in at the end of November or in December 2013.

(Amounts in thousands, except for percentage)

Nine months ended September 30,
2013			2012
Revenue	Net income	Net margin	Revenue	Net income	Net margin

$61,641	17,400	28.2%	$39,040	10,591	27.1%

Foreign Currency Translation Gain

During the nine months ended September 30, 2013, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $6.6 million.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013 we had total cash of $87.8 million, including $10.8 million from continuing operation and $77.0 million from discontinued operation, a slight increase of $0.4 million from cash of continuing operation at December 31, 2012. Our current assets from continuing operations totaled $31.5 million as of September 30, 2013 while our current liabilities from continuing operations totaled $40.1 million. We have financed our activities to date primarily through cash generated from operating activities and loans from the banks and related parties, private placements of our securities. In the final quarter of 2010, we completed multiple closings of our 2010 Private Placement and received net proceeds of approximately $46.4 million, which substantially increased our cash balance and strengthened our liquidity position. We believe that our available working capital and operating cash flows will be sufficient to maintain our operations at the current level for at least the next 12 months.

As part of our efforts to expand our fishing capacity, we are continuing to actively explore opportunities to expand our fleet, and in June 2013, we expanded our fishing fleet from 40 to 86 vessels through a purchase transaction of 46 fishing trawlers for a total consideration of $410.1 million. We have financed the transaction through i) $200.0 million cash generated from operating activities; ii) the relief of $54.9 million outstanding amount of related party debt to be repaid by Fuzhou Honglong Ocean Fishery Co., Ltd., or “Hong Long”, the seller of vessels; and iii) an amount of $155.2 million in accordance with the terms of a promissory note issued by the Company to Hong Long. The total transaction value equals the fair value of such fishing vessels that was determined by an independent, globally recognized appraiser, BMI Appraisals Limited.

As of September 30, 2013, we had approximately $10.8 million in cash from continuing operation, up $0.4 million from $10.4 million from continuing operation at December 31, 2012. The following table summarizes our cash flows for each of the periods indicated:

(Amounts in thousands)

	For the nine months ended
	September 30,
	2013	2012
Net cash provided by operating activities	$2,250	$28,084
Net cash used in investing activities	(214,671)	(61,535)
Net cash provided by financing activities	44,289	31,809
Net cash provided by discontinued operations	78,485	97,425
Effect of exchange rate on cash and cash equivalents	1,977	732
Cash and cash equivalents at beginning of period	175,489	114,204
Cash and cash equivalents at end of period	$87,819	$210,719

Operating activities

For the nine months ended September 30, 2013, cash provided by operating activities totaled $2.3 million compared to $28.1 million in the same period of 2012. This was primarily attributable to i) $17.4 million of earnings in the first nine months of 2013; ii) a $12.5 million decrease in receipt in advance from customers as a result of delivery of our products; and iii) a $5.2 million increase in inventory due to the expansion of our fleet and growth of operations.

Investing activities

For the nine months ended September 30, 2013, we had a net cash outflow of $214.7 million from investing activities. This was primarily attributable to: i) $200.0 million capital investment in acquisition of new fishing vessels as a part of our planned expansion; ii) a $16.9 million purchases of property, plant and equipment; iii) $6.2 million proceeds from deferred income; and iv) $4.0 million in advances to related parties.

Financing activities

For the nine months ended September 30, 2013, we had a net cash inflow of $44.3 million from financing activities which was primarily driven by: i) $89.3 million in proceeds from term loans; ii) $48.8 million outflow for the repayments of loans; and iii) $3.8 million in advances from related parties.

Off-Balance Sheet Arrangements

Guarantees and collateral provided to related parties

In October 2012, Pingtan Fishing entered into two pledge contracts with China Minsheng Banking Corp., Ltd. Pursuant to the terms of the pledge contracts, Pingtan Fishing put 10 fishing vessels as collateral to secure Hong Long’s long-term loans from the financial institution in amount of approximately $10.6 million, which are due on April 18, 2015. In addition to the collateral provided to Hong Long, Pingtan Fishing also guaranteed the repayment of $45.8 million of Hong Long’s long-term loans.

In December, 2012, Pingtan Fishing provided certain guarantees to Shenzhen Western Coast Fisherman Pier Co., Ltd. for its term loans from China Construction Bank, Shenzhen Branch in guarantee amount of approximately $40.8 million. The guarantee agreement will expire on December 18, 2013.

In January, 2013, Pingtan Fishing provided certain guarantees to Hong Long’s term loans from Industrial and Commercial Bank of China. Fuzhou Jinshan Branch, in maximum guarantee amount of approximately $13.1 million. The loans are due on January 28, 2016.

In August and September 2013, Pingtan Fishing entered into two pledge contracts with China Minsheng Banking Corp., Ltd. Pursuant to the terms of the pledge contract, Pingtan Fishing put 12 fishing vessels, as collateral to provide maximum guarantees of $ 22.9 million to Hong Long’s term loans, which are due on December 26, 2013.

As of the date of this Form 10-Q, Pingtan Fishing had not received any notice from the lenders that collateralized properties are intended to be disposed of or any demand to make any payments under the guarantees.

Recent accounting pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

RESULTS OF OPERATIONS-DISCONTINUED OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

Revenue is derived from contract revenue of our dredging services. For the three months ended September 30, 2013, revenue from dredging services increased by 15.8% to $54.3 million from $46.9 million in the same period of 2012, primarily due to increased unit price contributed by our new Build-Transfer (BT) project. The BT project which accounted for 37.1% of revenue of our dredging services in the third quarter of the year has higher unit price than regular dredging contracts. The table below sets forth more detail regarding the revenue of our dredging services:

(Amounts in thousands, except for percentage)

					Change in
					three months
					ended
					September
					30, 2013
					compared
					to three months
					ended
					September
	Three months ended September 30,				30, 2012
	2013		2012
		% of		% of
	US$	Revenue	US$	Revenue	%
Revenues	$54,323	100.0%	$46,892	100.0%	15.8%
Cost of sales	33,521	61.7%	20,942	44.7%	60.1%
Gross profit	20,802	38.3%	25,950	55.3%	(19.8)%

Cost of sales for the three months ended September 30, 2013 was $33.5 million, representing an increase of 60.1% as compared to $20.9 million in the same period of 2012. The increase was principally because the Company incurred $15.1 million in reclamation cost during the period for our BT project.

Gross margin decreased to 38.3% in the three months ended September 30, 2013 from 55.3% in the same period of 2012, primarily due to the low gross margin of the BT project which accounted for 36.8% of revenue of our dredging services in the third quarter of the year. In spite of the relatively high unit price, the BT project has a gross margin of about 12%, which is lower than that of regular dredging contracts. Gross profit for the three months ended September 30, 2013 was $20.8 million, representing a decrease of 19.8% as compared to $26.0 million in the same period of 2012.

(Amounts in thousands, except for percentage)

					Change in
					three
					months
					ended
					September
					30, 2013
					compared
					to three
					months
					ended
					September
	Three months ended September 30,				30, 2012
	2013		2012
		% of		% of
	US$	Revenue	US$	Revenue	%
Gross profit	$20,802	38.3%	$25,950	55.3%	(19.8)%
Operating Expenses:
Total G&A expenses	(2,200)	(4.1)%	(1,900)	(4.0)%	15.8%
Total operating expense	(2,200)	(4.1)%	(1,900)	(4.0)%	15.8%
Income from operations	$18,602	34.2%	$24,050	51.3%	(22.7)%

Total SG&A expenses increased by 15.8% to $2.2 million in the three months ended September 30, 2013 from $1.9 million in the same period of 2012. The increase in SG&A expenses was primarily attributable to increase in revenue tax for dredging services as a result of increase in revenue of dredging services. The tax is calculated as 3% of revenue of dredging services. As a percentage of revenue of dredging services, SG&A expenses were 4.1% in the three months ended September 30, 2013, slightly up from 4.0% in the same period of 2012.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

Revenue is derived from contract revenue of our dredging services. For the nine months ended September 30, 2013, revenue from dredging services decreased by 20.7% to $131.6 million from $166.0 million in the same period of 2012. This decrease was primarily due to decrease of dredging volume as: i) we terminated the leasing agreements of three dredgers in July 2012 and one in December 2012 because these four dredgers did not fit our new BT project which has higher unit price; ii) four of our dredgers working in a project in northern China were only operated at 30% of their dredging capacity because of the unusually inclement weather in northern China during the first quarter of 2013. As a result, we only completed 58.1 million cubic meters of dredging volume in the nine months ended September 30, 2013, compared to 91.1 million cubic meters in the same period of 2012, representing a decrease of 36.2%.

(Amounts in thousands, except for percentage)

					Change in
					nine months
					ended
					September
					30, 2013
					compared
					to nine months
					ended
	Nine months ended September 30,				September 30, 2012
	2013		2012
		% of		% of
In thousands	US$	Revenue	US$	Revenue	%
Revenues	$131,610	100.0%	$165,987	100.0%	(20.7)%
Cost of sales	74,762	56.8%	76,538	46.1%	(2.3)%
Gross profit	56,848	43.2%	89,449	53.9%	(36.4)%

Cost of sales for the nine months ended September 30, 2013 was $74.8 million, representing a slight decrease of 2.3% as compared to $76.5 million in the same period of 2012. The decrease was primarily due to decreases in costs of consumable parts and leasing fees for dredgers of $30.7 million which were in line with the drop in revenue of our dredging services; being partly offset by reclamation cost of $25.4 million incurred during the period for the BT project.

Gross margin decreased to 43.2% in the nine months ended September 30, 2013 from 53.9% in the same period of 2012, primarily due to the low gross margin of the BT project which accounted for 28.8% of revenue of our dredging services in the nine months ended September 30, 2013. In spite of the relatively high unit price, the BT project has a gross margin of about 20%, which is lower than that of regular dredging contracts. Gross profit for the nine months ended September 30, 2013 was $56.8 million, representing a decrease of 36.4% as compared to $89.4 million in the same period of 2012.

(Amounts in thousands, except for percentage)

					Change in
					nine
					months
					ended
					September
					30, 2013
					compared
					to nine
					months
					ended
	Nine months ended September 30,				September 30, 2012
	2013		2012
		% of		% of
	US$	Revenue	US$	Revenue	%
Gross profit	$56,848	43.2%	$89,449	53.9%	(36.4)%
Operating Expenses:
Total G&A expenses	(5,615)	(4.3)%	(6,544)	(3.9)%	(14.2)%
Total operating expense	(5,615)	(4.3)%	(6,544)	(3.9)%	(14.2)%
Income from operations	$51,233	38.9%	$82,905	50.0%	(38.2)%

Total SG&A expenses decreased by 14.2% to $5.6 million in the nine months ended September 30, 2013 from $6.5 million in the same period of 2012. The decrease in SG&A expenses was primarily attributable to decrease in revenue tax for dredging services of $1.3 million as a result of decrease in revenue of dredging services. The tax is calculated as 3% of revenue of dredging services. As a percentage of revenue of dredging services, SG&A expenses were 4.3% in the nine months ended September 30, 2013, slightly up from 3.9% in the same period of 2012.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended September 30, 2013, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2013, due to the identification of a material weakness. The material weakness we identified was that none of our employees had any formal training in U.S. GAAP and SEC rules and regulations.

Notwithstanding management’s assessment that our disclosure controls and procedures were ineffective as of September 30, 2013 due to the material weaknesses described above, we believe that the financial statements included in this Quarterly Report on Form 10-Q present fairly our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

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

We expect that our remediation measures and our continuing plan will fully remediate the material weakness. However, if we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal control over financial reporting. As a result, our failure to achieve and maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the value of our securities..

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: November 14, 2013	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman and Chief Executive Officer

Date: November 14, 2013	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer

