Form 10-K
period 2013-12-31
Pingtan Marine Enterprise Ltd.
filed 2014-03-10
CIK 1517130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K
_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________
_____________________

PINGTAN MARINE ENTERPRISE LTD.
(Exact name of registrant as specified in its charter)
_____________________

Cayman Islands	001-35192	N/A
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

18/F, Zhongshan Building A,
No. 154 Hudong Road
Fuzhou, P.R.C. 350001
(Address of Principal Executive Office) (Zip Code)

(86) 591-8727-1266
(Registrant’s telephone number, including area code)
_____________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, $0.001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)
_____________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒   Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒  Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $127.3 million as of June 29, 2013, the last business day of the registrant’s most recently completed second fiscal quarter .

The number of shares of the registrant’s ordinary shares outstanding as of March 10, 2014 was 79,055,053.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement relating to the 2014 Annual Meeting of Stockholders.

2013 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievement to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•	anticipated growth and growth strategies;
•	need for additional capital and the availability of financing;
•	our ability to successfully manage relationships with customers, distributors and other important relationships;;
•	technological changes;
•	competition;
•	demand for our products and services;
•	the deterioration of general economic conditions, whether internationally, nationally or in the local markets in which we operate;
•	legislative or regulatory changes that may adversely affect our business; and
•	other risks, including those described in the “Risk Factors” discussion of this annual report.

We undertake no obligation to update any such forward looking statement, except as required by law.

PART I

ITEM 1.   BUSINESS

  Our Business

We are a marine enterprises group primarily engaging in ocean fishing through our wholly-owned PRC operating subsidiary or VIE, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd., or Pingtan Fishing. We harvest a variety of fish species with our owned and licensed vessels operating within the Indian Exclusive Economic Zone and the Arafura Sea of Indonesia. We provide high quality seafood to a diverse group of customers including distributors, restaurant owners and exporters in the PRC.

In June 2013, we expanded our fleet from 40 to 86 through a purchase of 46 fishing trawlers from a related party for a total consideration of $410.1 million. The transaction is subject to the receipt of government approvals; however we began operating the vessels in the third quarter of 2013 and since then we have been entitled to their operations and net profits. These vessels are fully licensed to fish in Indonesian waters. Each vessel carries crew of 10 to 15 persons. These vessels have resulted in additional carrying capacity of approximately 45,000 to 50,000 tons for us.

In September 2013, we further increased our fleet to 106 vessels with the addition of 20 newly-built fishing trawlers, which were initially ordered in September 2012. These vessels have an expected run-in period of 3 - 6 months, during which each is placed into the sea for testing prior to full operation. These vessels are fully licensed to fish in Indian and Indonesian waters. At full operation, each vessel is capable of harvesting 900 to 1,000 tons of fish. We expect that the expansions of our fleet will greatly increase our fish harvest volume and revenue.

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

In December 2013, we further expanded our fleet to 126 vessels with the addition of the 25-year exclusive operating license rights for 20 new fishing drifters from a related party. Currently we operate 104 trawlers and 22 drifters and our fleet has an average useful life of approximately 17 years. These vessels are fully licensed to fish in Indonesian or Indian waters. 114 of these vessels are operating in Arafura Sea in Indonesia, and the remaining 12 vessels are operating in the Bay of Bengal in India.

Currently we catch nearly 30 different species of fish including ribbon fish, Indian white shrimp, croaker fish, pomfret, Spanish mackerel, conger eel, squid and red snapper. All of our catch is shipped back to China. Our fishing vessels transport frozen catch to cold storage warehouse at nearby onshore fishing bases. We then arrange periodic charted transportation ships to deliver frozen stocks to our eight cold storage warehouses located in one of China’s largest seafood trading centers, Mawei Seafood Market in Fujian Province.

We derive our revenue primarily from the sales of frozen seafood products. We sell our products directly to customers including distributors, restaurant owners and exporters, and most of our customers have long-term and trustworthy cooperative relationship with us. Our existing customers also introduce new customers to us from time to time. Our operating results are subject to seasonal variations. Harvest volume is the highest in the fourth quarter of the year and harvest volumes in the second and third quarters are relatively low due to the spawning season of certain fish species, including ribbon fish, cuttlefish, butterfish, and calamari. Based on past experiences, demand for seafood products is the highest from December to January during Chinese New Year. We believe that our profitability and growth are dependent on our ability to expand the customer base. With the expansions of operating capacity and expected increasing harvest volume in the coming years, we will continue to develop new customers from existing and new territories in China.

Government Permits and Approvals

We are required to go through series of procedures to obtain all approvals necessary to fish in the dedicated fishing areas.

Step one: Obtaining Vessel Building Permits

First, we have to file a vessel building application to the relevant governmental authorities in Fujian to obtain the Fishing Vessel and Net Tools Building Permits. Governmental authorities in Fujian verify Pingtan Fishing’s qualifications for pelagic fishing and pass on the verified and approved application documents to affiliates of the Ministry of Agriculture for further confirmation. Once confirmed, the certificates are issued to Pingtan Fishing.

Step two: Vessels Building and Inspection

After obtaining the Fishing Vessel and Net Tools Building Permits, we start building the new vessels through contracting with third party vessel manufacturers. During the period of construction, inspection of the vessels is performed several times by the relevant governmental authorities. Once the construction is completed, a Vessel Inspection Certificate is issued, after which we can apply for certificates of ownership and certificates of nationality for new vessels.

Step three: Fishing Project Application

After obtaining all certificates in step two, we file applications to the relevant governmental authorities to obtain approvals for pelagic fishing projects in the specified fishing areas. Meanwhile, we start the application process for obtaining fishing permits from the relevant governmental authorities in the applicable fishing destination countries.

Step four: Preparations Before Departure

Once the approval for pelagic fishing projects is issued, we can complete all relevant departure procedures within six months from the time the notification of approval is issued. Departure procedures include obtaining visas for fishing vessels and crew members, submitting required certificates to the PRC customs in Fujian, and obtaining other relevant documents from governmental authorities, such as Vessel Departure Certificates.

Step five: Fishing Project Approval and Departure to Fishing Areas

After we have submitted all required documents to the relevant governmental authorities and completed all procedures required for departure, we receive confirmation of pelagic fishing project approval from affiliates of the Ministry of Agriculture. Once we obtain such confirmation, our vessels can departure to the applicable fishing destination country. Fish caught at the destination may then be shipped back and be declared at the PRC customs.

Operations

Harvesting Operations

The fishing vessels can carry up to one-month of supplies. The captains of the vessels utilize sophisticated technology to identify, among other things, fishing areas, time to cast and draw in the nets, vessel speed and sailing direction allowing the vessels to optimize the catch and resource value. Nearby fishing groups share real-time fishing information through wireless radio equipment. The catch is separated based on species and sizes, and is frozen immediately.

Once the storage of a fishing vessel is at capacity, it returns to the fishing base and transfers the catch to a transportation vessels docked at the fishing base port. We have entered into a contract with Avona Mina Lestari (“Avona”), which operates a fishing base owned by Mr. Xinrong Zhuo, our founder and chairman, to obtain access to the base and secure certain services including custom declaration and fishing permits registrations. We also use the fishing base to repair our vessels, if necessary.

Transportation

Transportation vessels are responsible for the shipment of fishing supplies and fish between the fishing areas and China. Pingtan Fishing ships its goods by contracting with three affiliate marine transportation firms and Avona. The transportation cycle takes no more than 30 days, depending mainly on the fishing seasons. There is always a transportation vessel anchored in the port of the fishing base.

Seasonality

The peak season for the fishing industry in Indonesia is from October to January, which is when harvesting is most productive. During the low season, from May to July, there are fewer fish as they migrate to different areas. There is no off season for fishing in Pingtan Fishing’s dedicated fishing zone in Indonesia.

In addition to seasonality, our annual catches are affected by a number of unpredictable factors, such as weather patterns and fish migration, which are likely to vary from year to year.

Cold Storage

Fish are stored separately according to different species and sizes for best practices of cold storage management, goods selectivity and delivery. When Pingtan Fishing unloads the fish, it places the fish on a wood pallet according to fishing vessel number, specie and size. The cold storage administrator counts the number of bags on each pallet and weighs each pallet to record the weight. Pallets with bags of fish are then placed in specified positions within the cold storage facilities.

We have secured eight cold storages located in one of China’s largest seafood trading center, MaWei seafood market. The monthly rent for the cold storage is RMB80 ($13) per square meter and the leases are renewable annually. The following table sets forth information regarding the cold storages we currently rent as of December 31, 2013:

	Storage Capacity
Cold Storage	(sq. meters)	Monthly rent
#301	1,045	13,613
#302	717	9,340
#602	717	9,340
#103	776	10,109
#303	1,045	13,613
#401	1,045	13,613
#402	717	9,340
#403	1,045	13,613
Total	7,107	92,581

Sales, Marketing and Distribution

We market, sell and distribute products all over China, including the Guangdong, Fujian and Zhejiang provinces. Ribbon fish and shrimp were the main types of fish sold for the year ended December 31, 2013, representing over 55% of the sales.

We have established long-term relationships with a number of customers, who send purchasing representatives to our cold storage facilities to select goods to purchase. The customer indicates the type, size and quantity as well as price and delivery schedules before the fish is moved into our cold storage facilities. Handling and transportation fees are borne by the customer when the goods are delivered. The proportion of these sales depends on the season and the nature of the catch including species, size and quality. Remaining products are sold out of cold storage within three months of landing.

As of December 31, 2013, we sold our fish to over 200 distributors and retailers by acting as a wholesaler. We serve a wide customer base and no customer accounted for more than 10% of the sales.

Vessels

As of December 31, 2013, we owned 104 trawlers and 2 drifter vessels and have an operating license right to 20 drifter vessels. Our fleet has an average useful life of approximately 17 years. These vessels are fully licensed to fish in Indonesian or Indian waters. 114 of these vessels are operating in Arafura Sea in Indonesia, and the remaining 12 vessels are operating in the Bay of Bengal in India.

Single trawling vessels drag pocket-shaped nets and therefore force the fish into the nets. The trawl net on a trawling vessel is drawn by a winch on the deck of the vessel. Fish are sorted and stored in the cold storage on board the vessel. Single trawling vessels can catch species living in the upper layer of water. It has the advantage of catching multiple species of fish, which leads to a varied catch. Single trawling vessels are the majority of fishing vessels we currently use. As of December 31, 2013, we operated 104 trawling vessels. 92 of the trawling vessels were in operation in Indonesian waters and the others were in Indian waters.

Drift netters have a gill net that is tied to the drift netter floats with weights attached to the net to keep it vertical, so that fish crossing the path of a drift net gets caught in it. Operations are generally carried out at night and the position of gill nets can be adjusted according to the water depth in which the fish move at any time. Drift netters are mainly used to catch dispersed fish or fish swimming in the upper layer of water. We operate 22 drift netters which are owned and 20 which we hold operation license rights to those vessels as of December 31, 2013 and all of them are fishing in Indonesian waters.

Business Strategy

We are committed to developing its business to become a global, integrated seafood company. We plan to enlarge our fishing fleet in the next few years through organic growth and acquisition opportunities of potential targets, domestically and abroad, which will significantly increase our fishing capability and our market share.

We are actively seeking opportunities to expand to other fishing grounds worldwide including North America, South America and the High Sea, which will further diversify the fish types we harvest as well as decrease our dependence on Indonesia. We are also planning to extend to fish processing business. If we operate fish processing plants, we will market processed food products throughout all of China and worldwide. At the same time, we will strengthen our brand recognition in the market, which will allow us to achieve forward integration of the industrial chain and hence increase its profitability.

Competition

We engage in the fishing business in the Arafura Sea in Indonesia and the Bay of Bengal in India. Competition within our dedicated fishing areas is not significant, as the region is not currently overfished.

Competition in the market in China is high as fish compete with other sources of protein. We compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. Our catch appeals to a wide segment of consumers because of the low price points of our products. We have generally been able to sell our catch at market prices, which have been increasing over the past 3 years.

Employees

As of December 31, 2013, we had 1,535 employees. The following table sets forth the number of employees by function as of December 31, 2013:

	Number of Employees	% of Total
Management and administrative staff	45	2.9%
Crew members	1,490	97.1%
Total	1,535	100.0%

We also use local Indonesian and Indian contract labor to supplement the Chinese crew, which varies based on seasons. In addition, we engage Avona as our agent to contract with third party labor companies to hire local crew members and we pay the hiring costs based on the actual fees incurred. The Company and Avona settle this payment on a quarterly basis. Welfare and benefit payments for such personnel are covered by the company supplying the crew members.

Company History

China Equity Growth Investment Ltd. (“CGEI”) was incorporated in the Cayman Islands as an exempted limited liability company, was incorporated as a blank check company on January 18, 2010 with the purpose of directly or indirectly acquiring, through a merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal business and/or material operations located in the PRC. In connection with its initial business combination, CGEI changed its name to Pingtan Marine Enterprise Ltd. in February 2013.

China Dredging Group Co., Ltd (“CDGC” or “China Dredging”) and Merchant Supreme Co., Ltd (“Merchant Supreme”) are limited liability companies incorporated on April 14, 2010 and June 25, 2012, respectively, in the British Virgin Islands (“BVI”).

China Dredging, through its PRC Variable Interest Entity (“VIE”), Fujian Xinggang Port Service Co., Ltd (“Fujian Service”), provided specialized dredging services exclusively to the PRC marine infrastructure market and is, based on the number and capacity of the dredging vessels it operates, one of the leading independent (not state-owned) providers of such services in the PRC. Since its inception, China Dredging has functioned exclusively as a specialist subcontractor, performing dredging services for other companies licensed to function as general contractors. China Dredging engages in capital dredging, maintenance dredging and reclamation dredging projects and primarily sources its projects by subcontracting projects from general contractors.

Merchant Supreme, through its PRC VIE, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd. (“Pingtan Fishing”) engages in ocean fishery with its fleet of owned vessels or vessels operated under license rights within Indian EEZ and Arafura Sea of Indonesia. Pingtan Fishing is ranked highly as one of the leading private (not state-owned) supplier and trader of oceanic aquatic products in PRC.

CGEI and CDGC entered into the Merger Agreement dated October 24, 2012, providing for the combination of CGEI and CDGC. Pursuant to the Merger Agreement, CDGC would continue as the surviving company and a wholly-owned subsidiary of CGEI. CGEI also acquired all of the outstanding capital shares and other equity interests of Merchant Supreme as per Share Purchase Agreement dated October 24, 2012. Following the completion of the business combination held on February 25, 2013, CDGC and Merchant Supreme became the wholly-owned subsidiaries of the Company (the “Business Combination”). The ordinary shares, par value $0.001 per share were listed on The NASDAQ Capital Market under the symbol “PME”.

On June 19, 2013, the Company entered into a master agreement with a related company, Fuzhou Honglong Ocean Fishery Co., Ltd (“Hong Long”) to acquire 46 fishing vessels with total consideration of $410.1 million. The major shareholder of Hong Long is Ms. Ping Lin, spouse of Xinrong Zhuo, the Company’s Chairman and CEO, who holds 66.5%. Mr. Zhuo currently holds about 56.2% of PME. On September 1, 2013, the Company further entered into a Memorandum with Hong Long that Hong Long transferred the operating license rights to 20 vessels to Pingtan Fishing. Pingtan Fishing is entitled to 100% of the operating results since September 1, 2013 onwards.

In December 2013, we completed the sale of CDGC, which has been reported as a discontinued operation since the third quarter of 2013, to Hong Long. In July 2013, we received an offer from Mr. Zhuo to acquire the business and operating assets of our wholly-owned dredging subsidiary, CDGC and its PRC operating subsidiaries in exchange for (i) offset of our current $155.2 million 4% promissory note due to Hong Long on June 19, 2015; (ii) the assignment of the 25-year exclusive operating license rights for 20 new fishing vessels, with such rights appraised at $216.1 million; and (iii) offset of PME’s current accounts due to CDGC with amount $172.5 million. The value of the operating license rights of $216.1 million was recorded as prepaid operating license rights and will be accounted for over the license term of 25 years. These 20 fishing vessels received subsidies from China’s central government budget in 2012, and a recent notification from the Government prohibits the sale or transfer of ownership for a period of 10 years for fishing vessels that have received such subsidies.

The Board, excluding Mr. Zhuo and our Senior Officer, Mr. Bin Lin, retained our independent financial advisor to provide a fairness opinion on the transaction proposed by Mr. Zhuo. Subsequent to the receipt of the fairness opinion from our independent financial advisor on October 28, 2013, the Board agreed to evaluate any potential alternative proposals received during a 30 day period. After receiving no alternative proposals, on December 3, 2013, the Board, excluding Mr. Zhuo and Mr. Lin approved the completion of the transaction and executed and closed the Share Purchase Agreement. The total consideration of the transaction is approximately $543.8 million with a gain on sale of $134.7 million accounted for in stockholders equity as it was sold to a related party with common control.

The PME/Pingtan Fishing VIE Relationship

Pingtan Fishing and WFOE, Pingtan Guansheng Ocean Fishing Co., Ltd., our wholly-owned subsidiary, has entered into a series of variable interest entity agreements (“VIE Agreements”). Under the VIE Agreements, we, among other things, fully control Pingtan Fishing’s business operations, policies and management, approve all matters requiring shareholders’ approval, and receive 100% of the annual net income earned Pingtan Fishing. Below is a summary of the Pingtan VIE Agreements.

The VIE Agreements

Our relationship with Pingtan Fishing and its shareholders are governed by a series of contractual arrangements, which agreements provide as follows.

Exclusive Purchase Right of Equity Interest.  In October 2012, Pingtan Fishing, its shareholders and the WFOE entered into an exclusive option agreement, pursuant to which the shareholders of Pingtan Fishing irrevocably granted to the WFOE an exclusive right to purchase up to all of the equity interest in Pingtan Fishing, to the extent allowed under the current PRC laws. Accordingly, if and when the current limitations on direct ownership of Pingtan Fishing by the current shareholders are eased or ceased to apply under the PRC laws, WFOE may exercise its option to purchase and directly own the equity interests of Pingtan Fishing. The purchase price for the equity interest in Pingtan would be the minimum price as permitted by PRC laws at the time of the transfer. The term of the exclusive option agreement is 20 years, which term continuously renews unless the option is exercised in full or the agreement is otherwise terminated by the parties. The agreement also provides that upon consummation of the exercise of the option, the shareholders will contribute, without additional consideration, any funds actually received by it from the WFOE for the transfer of its equity interest in Pingtan Fishing to the WFOE. The agreement further provides that, as of the date of the agreement, the WFOE is entitled to all the future payments by Pingtan Fishing to the shareholders, together with all the profits of Pingtan Fishing.

Contracted Management Agreement. In October 2012, the WFOE, Pingtan Fishing and its shareholders entered into a management agreement pursuant to which the WFOE has the exclusive right to manage, operate and control the business operations of Pingtan Fishing, including, but not limited to, establishing and implementing policies for management, using all of the assets of Pingtan Fishing, appointing Pingtan Fishing directors and senior management, directing Pingtan Fishing to enter into loan agreement, making administrative decisions regarding employee wages or hiring and firing employees and other actions customarily associated with the Pingtan Fishing senior management and directors of Pingtan Fishing and its subsidiaries. As consideration for its business management services, the WFOE pays an annual fee to Pingtan Fishing, and Pingtan Fishing pays to the WFOE 100% of the net profits of Pingtan Fishing. The management agreement terminates upon the earlier of (i) the WFOE’s exercise in full of the option to purchase the equity interests of Pingtan Fishing, pursuant to the exclusive option agreement, and the WFOE and/or its designees individually or jointly own all of the equity interests in Pingtan Fishing, or (ii) 20 years after the effective date of the agreement subject to the right of the WFOE to renew the term of the management agreement for additional consecutive 20-year period.

The Contracted Management Agreement provides that the WFOE will pay an annual fee, which is currently RMB 1,000,000, to Pingtan Fishing as consideration for obtaining the operation and management rights of Pingtan Fishing, as well as 100% of its net profits. PRC law permits a company to manage and operate another company as an independent contractor. The amount of the consideration, which is customarily paid, may be agreed to by the parties and there is no statutory limit with regard to such compensation. In the Contracted Management Agreement executed between the WFOE and Pingtan Fishing, the consideration was agreed to by both parties in formalizing the contract.

Power of Attorney. In October 2012, the shareholders of Pingtan Fishing executed an irrevocable power of attorney granting to the WFOE or its designees the power to vote, pledge or dispose of all equity interests in Pingtan Fishing that the shareholders hold. Additionally, the power of attorney grants to the WFOE or its designees the power to appoint directors and senior management of Pingtan Fishing.

Equity Interest Pledge Agreement. In October 2012, the WFOE, Pingtan Fishing and it shareholders entered into an equity interest pledge agreement. To ensure that Pingtan Fishing and its shareholders perform their obligations under the exclusive call option agreement, the management agreement and the power of attorney, the shareholders have pledged their entire interest in Pingtan Fishing to the WFOE. The equity interest pledge agreement will terminate upon the earlier of (i) the purchase of the entire equity interest in Pingtan Fishing by the WFOE or (ii) 20 years after the effective date of the agreement, subject to the right of the WFOE to renew the term of the equity interest pledge agreement for additional consecutive 20 year periods in case of the WFOE or its designee’s failure to purchase the entire equity interest in Pingtan Fishing within the initial 20 year term. The Equity Interest Pledge Agreement was registered with Fuzhou AIC by Ms. Honghong Zhuo and Mr. Zhiyan Lin in December 2012, in order to legally pledge the entire equity interest of Pingtan Fishing as required by the agreement.

The following diagram illustrates our corporate structure as of the date of this annual report:

Available Information

Our website address is www.ptmarine.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at ir.ptmarine.com when such reports are available on the SEC's website. We use our ir.ptmarine.com website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor such portions of ir.ptmarine.com, in addition to following SEC filings and public conference calls and webcasts.

The public may read and copy any materials filed by Pingtan Marine with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.  RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in our 2013 Annual Report. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Risks Relating to Our Business

We depend significantly on our Chief Executive Officer.

We are dependent on the principal members of our management staff, and in particular Xinrong Zhuo, our Chief Executive Officer.  While we have entered into a three-year employment agreement with Mr. Zhuo, there are circumstances under the agreement in which Mr. Zhuo may elect to terminate his employment.  Even if Mr. Zhuo were to terminate employment in breach of his agreement, we would have little or no practical recourse against Mr. Zhuo under PRC law.  Mr. Zhuo may not continue to be employed by us for as long as we require his services.  In addition, we rely on members of our senior management team with industry experience for important aspects of our operations, and we believe that losing the services of these executive officers could be detrimental to our operations, and our operations because they would be difficult to replace. We do not have key-man life insurance for any of our executive officers or other employees.

We will need additional financing in order to execute our business plan, which may not be available to us.

We will need to obtain additional capital in order to execute its business plan to expand our operations by enlarging the fishing vessel fleet, expanding fishing ground worldwide and extend its business to fishmeal processing. Such additional capital may be raised by issuing securities through various financing transactions or arrangements, including joint ventures of projects, debt financing, equity financing or other means. Additional financing may not be available when needed on commercially reasonable terms or at all. The inability to obtain additional capital may reduce our ability to continue to conduct our business operations as currently contemplated.

Regulation of the fishing industry may have an adverse impact on our business.

For years, the international community has been aware of and concerned with the worldwide problem of depletion of natural fish stocks. In the past, these concerns have resulted in the imposition of quotas that subject individual countries to strict limitations on the amount of fish they are allowed to catch. Environmental groups have been lobbying to have additional limitations on fishing imposed and have even made suggestions that would limit the activities of fish farms. If international organizations or national governments were to impose additional limitations on fishing, this could have a negative impact on our results of operations.

The growth of our business depends on its ability to secure fishing licenses directly or through third parties.

Fishing is a highly regulated industry. Our operations require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. For example, commercial fishing operations are subject to government license requirements that permit them to make their catch. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or a loss or denial of extensions, to any of these licenses or permits could hamper our ability to produce revenues from fishing operations.

We are dependent on affiliates and third parties for its operations.

A large portion of our transportation operations are conducted by three of our related parties, Haifeng Dafu Enterprise Company Limited, Hai Yi Shipping Limited and Hong Fa Shipping Limited. If for any reason these three companies became unable or unwilling to continue to provide services to us, this would likely lead to a temporary interruption in transportation at least until we found another entity that could provide these services. Failure to find a suitable replacement, even on a temporary basis, may have an adverse effect on our results of operations.

A large portion of our operations are conducted from a base owned by our related party PT. Avona Mina Lestari, or Avona. We contract with Avona for the right to use the base. Avona also handles certain agency services, including customs applications and fees for Merchant Supreme. If for any reason Avona became unable or unwilling to continue to provide its services to us, this would likely lead to a temporary interruption in our operations, at least until we found another entity that could provide these services. Failure to find a suitable replacement for Avona, even on a temporary basis, may have an adverse effect on our results of operations.

We may be adversely affected by fluctuations in raw material prices and selling prices of products.

The products and raw materials we use may experience price volatility caused by events such as market fluctuations, weather conditions or changes in governmental programs. Raw materials consist primarily of bait, including sardines, anchovies, mackerel and other small fish. The market price of these raw materials may also experience significant upward adjustment, if, for instance, there is a material under-supply or over-demand in the market. These prices changes may ultimately result in increases in the selling prices of products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy is to expand our business. If we fail to effectively manage this growth, our financial results could be adversely affected. Growth may place a strain on management systems and resources, including business development capabilities, systems and processes and access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. In connection with our fishing business, we may not be able to:

• meet capital needs;

• expand systems effectively or efficiently, or in a timely manner;

• allocate human resources optimally;

• identify and hire qualified employees or retain valued employees; or

• incorporate effectively the components of any business that may be acquired in our effort to achieve growth.

If we are unable to manage growth, our operations and financial results could be adversely affected by inefficiency, which could diminish our profitability.

Our business requires talented personnel who we may not be able to attract and retain.

We depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting the business of the company. We have a small management team, and the loss of a key individual or inability to attract suitably qualified staff could materially adversely impact the fishing business.

The key personnel of our fishing business are Mr. Deming Chen, vice general manager, Mr. Dong Wang, general coordinator of the shipping department, Mr. Qing Lin, assistant of the chairman of the board of directors, Mr. Longhao Zhuo, chief supervisor of the sales department, who is mainly responsible for wholesale and fresh sea food retail business. Mr. Lin assists the chairman in dealing with daily operating matters, such as developing business plans and managing and supervising related projects.

Our success depends on the ability of our management and employees to interpret and respond to economic, market and environmental conditions in its operating areas correctly. Further, our key personnel may not continue their association or employment, which and replacement personnel with comparable skills may not be available, which may adversely affect our business.

Our insurance coverage may be inadequate to cover we may incur or to fully replace a significant loss of assets.

Our involvement in the fishing industry may result in liability for pollution, property damage, personal injury or other hazards. Although we believe we have obtained insurance in accordance with PRC industry standards to address such risks, such insurance has limitations on liability and/or deductible amounts that may not be sufficient to cover the full extent of such liabilities or losses. In addition, such risks may not, in all circumstances, be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons. The payment of such uninsured liabilities would reduce the funds available to us. If we suffer a significant event or occurrence that is not fully insured, or if the insurer of such event is not solvent, we could be required to divert funds from capital investment or other uses towards covering any liability or loss for such events.

Earthquakes, tsunamis, adverse weather or oceanic conditions or other calamities may disrupt our operations and could adversely affect sales.

Our fishing expeditions are based out of the Arafura Sea, Indonesia, and Merchant Supreme has cold storages located in MaWei in the Fujian province on the southeast coast of China. In 2004, an undersea earthquake occurred off the west coast of Sumatra Indonesia. This earthquake triggered a series of devastating tsunamis along the costs of most landmasses boarding the Indian Ocean. More than 225,000 people in 11 countries were killed, and coastal communities were inundated with waves up to 100 feet. Due to the location of our business, it may be at risk of experiencing another tsunami, earthquake or other adverse weather or oceanic conditions. This may result in the breakdown of facilities, such as its cold storage facilities, which could lead to deterioration of products with the potential for spoilage. This could also adversely affect the ability to fulfill sales orders and, accordingly, adversely affect profitability. Adverse weather conditions affecting the fishing grounds where our fishing vessels operate, such as storms, cyclones and typhoons, or cataclysmic events such as tsunamis, may also decrease the volume of fish catches or hamper fishing operations. Our operations may also be adversely affected by major climatic disruptions such as El Nino which in the past has caused significant decreases in seafood catches worldwide.

We may be affected by global climate change or by legal, regulatory or market responses to such changes.

The growing political and scientific sentiment is that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns. Fresh products, including seafood products, are vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are quite common but difficult to predict and may be influenced by global climate change. Similarly, changing weather patterns, along with the increased frequency or duration of extreme weather conditions, could impact the availability of the fish species we catch.

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas, or GHG, emissions. For example, proposals that would impose mandatory requirements on GHG emissions may be considered by policy makers in the territories in which we operate. Laws enacted that directly or indirectly affect fishing, distribution, packaging, cost of raw materials, fuel, and water could all adversely impact our business and financial results.

A dramatic reduction in fish resources may adversely affect our business.

We are in the business of catching and selling marine catch. Due to over-fishing, the stocks of certain species of fish may be dwindling and to counteract such over-fishing, governments may take action that may be detrimental to our ability to conduct operations. If the solution proffered or imposed by the governments controlling the fishing grounds were to limit the types, quantities and species of fish that we are able to catch, our operations and prospects may be adversely affected.

Changes in the policies of the PRC government impacting the fishing industry may adversely affect our business.

The fishing industry in the PRC is subject to policies implemented by the PRC government. The PRC government may impose restrictions on aspects of our business such as regulations for the management and ownership of vessels. If the raw materials used by us or our products become subject to any form of government control, then depending on the nature and extent of the control and our ability to make corresponding adjustments, we may face a material adverse effect on our business and operating results.

Separately, our business and operating results also could be adversely affected by changes in policies of the Chinese government such as: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on currency conversion, imports on sources of supplies; or the expropriation or nationalization of private enterprises. Although the Chinese government has been pursuing economic reform policies for approximately two decades to liberalize the economy and introduce free market aspects, the government may not continue to pursue such policies and such policies may be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting China’s political, economic and social life.

We have entered into certain pledge agreements pledging 22 fishing vessels as collateral to secure a loan to Hong Long, a fishing company controlled by spouse of Mr. Xinrong Zhuo. The pledge has no beneficial purpose for us and we could lose our fishing vessels if Hong Long were to default on the loans, which could be detrimental for our operations.

In October 2012, we entered into two pledge contracts with China Minsheng Banking Corp., Ltd. pursuant to which we pledged 10 fishing vessels with carrying amounts of approximately $9,500,000, as collateral to secure Hong Long’s $10,300,000 in long-term loans from the financial institution, which are due April 18, 2015. In September 2013, we entered into two additional pledge contracts with China Minsheng Banking Corp., Ltd. pursuant to which we pledged another 12 fishing vessels with carrying amounts of approximately $10,900,000, as collateral to secure Hong Long’s $9,911,300 in short-term loans from the financial institution, which are due June 25, 2014. Consequently, if Hong Long was to default on the loans and we would lose the vessels, it could be detrimental for our operations.

Risks Relating to Doing Business in the PRC

Certain political and economic considerations relating to PRC could adversely affect us.

The PRC is passing from a planned economy to a market economy. The Chinese government has confirmed that economic development will follow a model of market economy under socialism. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans adopted by the government that set down national economic development goals. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms are unprecedented or experimental for the PRC government, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or our business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, which we may not be able to foresee, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the rate or method of taxation, and imposition of additional restrictions on currency conversion.

The recent nature and uncertain application of many PRC laws applicable to us create an uncertain environment for business operations and they could have a negative effect on us.

The PRC legal system is a civil law system. Unlike the common law system, such as the legal system used in the United States, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our, business and prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

The political and economic policies of the PRC government could affect our businesses and results of operations.

 The economy of the PRC differs from the economies of most developed countries in a number of respects, including the degree of government involvement, control of capital investment, and the overall level of development.  Before its adoption of reform and open up policies in 1978, China was primarily a planned economy.  In recent years the PRC government has been reforming the PRC economic system and the government structure.  These reforms have resulted in significant economic growth and social progress.  Economic reform measures, however, may be adjusted, modified or applied inconsistently from industry to industry or across different regions of the country.  As a result, we may not continue to benefit from all, or any, of these measures.  In addition, it cannot be predicted whether changes in the PRC’s political, economic and social conditions, laws, regulations and policies will have any adverse effect on our business, financial condition and results of operations.

The PRC legal system is evolving and has inherent uncertainties regarding interpretation and enforcement of PRC laws and regulations that could limit the legal protections available to you.

 Pingtan Fishing, our PRC operating company, is organized under the laws of the PRC.  The PRC legal system is based on written statutes.  Prior court decisions may be cited for reference but have limited weight as precedents.  Since 1979, the PRC government has been developing a comprehensive system of commercial laws and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade.  However, because these laws and regulations are relatively new, and because of the limited number and non-binding nature of published cases, the interpretation and enforcement of these laws and regulations involve uncertainties.

Our operations and assets in the PRC are subject to significant political and economic uncertainties.

 Changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.  The PRC government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization.  The PRC government may continue to pursue these policies, and it may significantly alter these policies from time to time without notice.

The consummation of the acquisition by the Pingtan Fishing share purchase agreement and the reorganization plan carried out by Pingtan Fishing may require prior approval from MOFCOM or the CSRC, which may subject us to sanctions or adversely affect our business, results of operations, reputation and prospects.

On August 8, 2006, six PRC regulatory authorities, including the Ministry of Commerce, or MOFCOM, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or the CSRC, and the State Administration of Foreign Exchange, or SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which became effective on September 8, 2006 and was amended on June 22, 2009 by the MOFCOM, or the M&A Regulations.  The M&A Regulations, among other things, require that the approval from MOFCOM be obtained for acquisitions of affiliated domestic entities by foreign entities established or controlled by domestic natural persons or enterprises, and also require that an offshore special purpose vehicle, or SPV, formed for purposes of overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals, obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.  On September 21, 2006, the CSRC published on its official website procedures regarding its approval of overseas listings by SPVs.  The CSRC approval procedures require the filing of a number of documents with the CSRC.

The application of the M&A Regulations remains unclear as of the date of this 10-K submission, with no consensus among leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. Pingtan Fishing’s PRC legal counsel has advised, based on its understanding of current PRC laws, regulations and rules, that the M&A Regulations are not applicable to the consummation of the acquisition by the Pingtan Fishing share purchase agreement and the reorganization plan carried out by Pingtan Fishing because Merchant Supreme’s founder and controlling shareholder, Mr. Xinrong Zhuo, is not a mainland PRC natural person. However, the relevant PRC government authorities, including MOFCOM and the CSRC, may reach a different conclusion. If it is decided that the prior approval from MOFCOM or the CSRC is required, we may face sanctions by MOFCOM, the CSRC or other PRC regulatory agencies. Consequently, it is possible that MOFCOM, the CSRC or other PRC regulatory agencies may impose fines and penalties on our operations in the PRC, limit such operations, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects.

The Circular of Security Review and the Regulations of Security Review provide that any foreign investor should file an application with MOFCOM for the merger and acquisition of domestic enterprises in sensitive sectors or industries. Further, MOFCOM has, for its inner review process, stipulated a range of the business operation items which are required to be reviewed. With reference to such business items, Pingtan Fishing believes that the Regulations of Security Review do not apply to the business operations of Pingtan Fishing. However, the relevant PRC regulatory authorities may have a different view or interpretation in this regard when implementing the Regulations of Security Review. If it is decided that the acquisition by the Pingtan Fishing share purchase agreement may materially affect the state security of the PRC, we may be ordered to restore the shareholding structure to the status before the consummation of the said acquisition, which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects.

If SAFE determines that its foreign exchange regulations concerning “round-trip” investment apply to our shareholding structure, a failure by our shareholders or beneficial owners to comply with these regulations may restrict our ability to distribute profits, restrict our overseas and cross-border investment activities or subject us to liability under PRC laws, which may materially and adversely affect our business and prospects.

SAFE Circular No. 75 provides that those domestic individuals who hold a PRC identity card, passport or other legal identity supporting document, or who have no such legal identity in mainland PRC but are habitually residing in PRC for the sake of economic interest, whether they hold a PRC identity supporting document or not, should register with the local SAFE branch prior to their establishment or control of an offshore SPV. In addition, any PRC citizen, resident, or entity which is a direct or indirect shareholder of an SPV is required to update the previously filed registration with the local branch of SAFE, with respect to that SPV, to reflect any material change. Moreover, a PRC subsidiary of an SPV is required to urge its shareholders who are PRC citizens, residents, or entities to update their registration with the local branch of SAFE. If a PRC shareholder with a direct or indirect equity interest in an offshore parent company fails to make the required SAFE registration, the PRC subsidiaries of such offshore parent company may be prohibited from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Failure to comply with the SAFE Circular No. 75 could result in liability under PRC law for violation of the relevant rules relating to transfers of foreign exchange.

Our founder and controlling shareholder, Mr. Xinrong Zhuo, obtained his Hong Kong identity card in 2005 and surrendered his PRC identity card subsequently thereto. SAFE Circular No. 75 provides that individuals without PRC identities that habitually reside in mainland China for the sake of economic interest should be considered PRC residents, who are required to register their direct or indirect investments in offshore SPVs with the local branch of SAFE. SAFE Circular No. 75 further provides that individuals who have their permanent domicile in mainland China and have been permanently residing in mainland China after temporary departure should be considered PRC residents, no matter whether they have a PRC identity or not. Although he leaves the PRC from time to time and maintains his Hong Kong identity card, Mr. Xinrong Zhuo has been residing in mainland China for most of the time since the SAFE Circular No. 75 became effective. Accordingly, it is possible that PRC authorities may consider Mr. Zhuo to be PRC resident. As of the date of this10-K submission, Mr. Zhuo has not made registrations or filings according to SAFE Circular No. 75. Due to uncertainty over how SAFE Circular No. 75 will be interpreted and implemented, we cannot predict how SAFE Circular No. 75 will affect our business operations or future strategies following the business combination. If SAFE Circular No. 75 is determined to apply to us or any of our PRC resident shareholders, none of whom to our knowledge has made registrations or filings according to SAFE Circular No. 75, a failure by any such shareholders or beneficial owners to comply with SAFE Circular No. 75 may subject the relevant shareholders or beneficial owners to penalties under PRC foreign exchange administrative regulations, and may subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure and capital inflow from the offshore entity, which would have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, we may not be informed of the identities of our beneficial owners and our Chinese resident beneficial owners, if any, may not comply with SAFE Circular No. 75. The failure or inability of our beneficial owners who are PRC citizens, residents or entities to make or amend any required registrations may subject these PRC residents or our PRC subsidiary to fines and legal sanctions, and may also limit our ability to contribute additional capital into our PRC subsidiary and limit our PRC subsidiary’s ability to make distributions or pay dividends to us, as a result of which our business operations and our ability to distribute profits to its shareholders may be materially and adversely affected.

 In December 2009, the PRC State Administration for Taxation issued a notice, known as “Circular 698,” addressing PRC income tax issues in connection with transfers of equity by a non-PRC resident enterprise that directly or indirectly holds an interest in a PRC resident enterprise. Circular 698 requires certain tax filings with, and the submission of comprehensive information to, the applicable tax authorities regarding transfers of equity by a non-PRC resident enterprise that directly or indirectly holds an interest in a PRC resident enterprise. The filings and submissions are designed to assist the taxing authorities in evaluating whether the transfer has a reasonable business purpose. If the transfer does not have a reasonable business purpose, Circular 698 provides that the seller is subject to PRC income tax on the gains received from the transfer of the PRC resident enterprise. Although the tax obligations generally apply to the seller, the PRC resident enterprise that is transferred is also subject to certain requirements to assist the PRC tax authorities in collecting the taxes, potentially including withholding agent obligations. Circular 698 is relatively new with limited implementation guidance, and it is uncertain how it will be interpreted, implemented or enforced. For example, there is no clear guidance regarding what constitutes a “reasonable business purpose” or the assistance obligation applicable to the transferred PRC resident enterprise. We cannot predict how Circular 698 will apply to current or future acquisition strategies and business operations. For example, if our affiliated PRC entities are deemed to have been sold through an offshore holding company, we may face comprehensive filing obligations that could result in significant taxes, potential sanctions or other enforcement action, or other adverse considerations, which could have an adverse impact on our ability to consummate such a transaction or expand our business and market share.

We may be classified as a PRC “resident enterprise” under the PRC enterprise income tax law, which could result in unfavorable tax consequences for us and our shareholders and have a material adverse effect on our results of operations.

Under the Enterprise Income Tax Law of the PRC, or the EIT Law, dividends, interests, rent, royalties and gains on transfers of property payable by a foreign-invested enterprise in China to its foreign investor who is a non-resident enterprise will be subject to a 10% withholding tax, unless such non-resident enterprise’s jurisdiction of incorporation has a tax treaty with China that provides for a reduced rate of withholding tax. Under the arrangement for avoidance of double taxation between mainland China and Hong Kong, the effective withholding tax applicable to a Hong Kong non-resident company is 5% if it directly owns no less than a 25% stake in the Chinese foreign-invested enterprise.

Under the EIT Law, an enterprise established outside China with its “de facto management body” within China is considered a “resident enterprise” in China and is subject to the Chinese enterprise income tax at the rate of 25% on its worldwide income. We may be deemed to be a PRC resident enterprise under the EIT Law and be subject to the PRC enterprise income tax at the rate of 25% on its worldwide income. If the Chinese tax authorities determine that we should be classified as a resident enterprise, foreign securities holders will be subject to a 10% withholding tax upon dividends payable by us and subject to income tax upon gains on the sale of securities under the EIT Law.

Due to various restrictions under PRC laws on the distribution of dividends by PRC operating companies, we may not be able to pay dividends to our shareholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended, The Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended, and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by Wholly-Foreign Owned Enterprises, or WFOEs.  Under these regulations, WFOEs may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations.  Additionally, they are required to set aside each year 10% of its net profits, if any, based on PRC accounting standards, to fund a statutory surplus reserve until the accumulated amount of such reserve reaches 50% of their respective registered capital.  These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes.  The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC.  We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the profits of our WFOE.

Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.  If we or our subsidiaries are unable to receive all of the economic value from the operations of our PRC subsidiary through contractual or dividend arrangements, we may be unable to pay dividends on our ordinary shares.

Because our principal assets are located outside of the United States and our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights based on the United States federal securities laws against us and our officers and directors in the United States or to enforce foreign judgments or bring original actions in the PRC against us or our management.

All of our officers and directors reside outside of the United States.  In addition, our operating subsidiaries are located in the PRC and all of their assets are located outside of the United States.  The PRC does not have a treaty with United States providing for the reciprocal recognition and enforcement of judgments of courts.  Therefore, it may be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts.

 In addition, since we are incorporated under the laws of the Cayman Islands and our corporate affairs are governed by the laws of the Cayman Islands, it may not be possible for investors to originate actions against us or our directors or officers based upon PRC laws, and it may be difficult, if possible at all, to bring actions based upon Cayman Islands laws in the PRC in the event that you believe that your rights as a shareholder have been infringed.

Our employment practices may be adversely impacted under the labor contract law of the PRC.

The PRC National People’s Congress promulgated the Labor Contract Law, which became effective on January 1, 2008.  Compared to previous labor laws, the Labor Contract Law provides stronger protection for employees and imposes more obligations on employers.  According to the Labor Contract Law, employers have the obligation to enter into written labor contracts with employees to specify the key terms of the employment relationship.  The law also stipulates, among other things, (i) that all written labor contracts shall contain certain requisite terms; (ii) that the length of trial employment periods must be in proportion to the terms of the relevant labor contracts, which in any event may not be longer than six months; (iii) that in certain circumstances, a labor contract is deemed to be without a fixed term and thus an employee can only be terminated with cause; and (iv) that there are certain restrictions on the circumstances under which employers may terminate labor contracts as well as the economic compensations to employees upon termination of the employee’s employment.

In addition, if we decide to significantly change or downsize our workforce, the Labor Contract Law could restrict our ability to terminate employee contracts and adversely affect our ability to make such changes to our work force in a manner that is most favorable to our business or in a timely and cost effective manner, which in turn may materially and adversely affect our financial condition and results of operations. If we are subject to severe penalties or incur significant legal fees in connection with labor law disputes or investigations, our business, financial condition and results of operations may be adversely affected.

Investors will have limited access to corporate records filed with the relevant PRC government authorities by the PRC operating entities.

All our PRC subsidiaries are companies registered in Fujian Province. The PRC State Administration for Industry and Commerce and its local counterparts, or collectively SAIC, is the PRC government authority governing the market supervision and administrative enforcement of various business licensing laws. According to the relevant SAIC regulations, certain corporate records of a company should be filed with SAIC, for example, the annual financial report, shareholder changes, amendments of articles of association, registered capital changes, capital verification reports and equity interest pledge registration. In Fujian Province, an individual can gain access to information filed with SAIC only with the authorization of the company for which such information is filed. Alternatively, access to information can be granted by an order of a PRC people’s court, provided that the individual requesting the information is a party to litigation involving the company in question. Due to such restrictions, investors will have limited access to corporate records filed with the SAIC by our PRC affiliates.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Renminbi into foreign currencies and, if Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in the PRC use their local currency as their functional currencies.  Substantially all of our revenue and expenses are in Renminbi. Accordingly, we are subject to the effects of exchange rate fluctuations with respect to any of these currencies.  For example, the value of the Renminbi depends to a large extent on PRC government policies and the PRC’s domestic and international economic and political developments, as well as supply and demand in the local market.  Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar.  However, in July 2005, the PRC government changed its policy of pegging the value of Renminbi to the U.S. dollar.  Under the new policy, Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies.  As a result of this policy change, Renminbi appreciated more than 20% against the U.S. dollar in the following three years.  Since July 2008, however, the Renminbi has traded within a narrow range against the U.S. dollar.  As a consequence, the Renminbi has fluctuated significantly since July 2008 against other freely traded currencies, in tandem with the U.S. dollar.  On June 19, 2010, the People’s Bank of China, or the PBOC, announced that the PRC government would further reform the Renminbi exchange rate regime and increase the flexibility of the exchange rate.  It is difficult to predict how this new policy may impact the Renminbi exchange and the Renminbi may not be stable against the U.S. dollar or any other foreign currency.

The statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period.  To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenue, operating expenses and net income for our operations.  Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our operations.   We are exposed, to foreign exchange rate fluctuations in converting the financial statements of foreign subsidiaries into U.S. dollars in consolidation.  If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income.  In addition, if we have, assets or liabilities that are denominated in currencies other than the relevant entity’s functional currency, changes in the functional currency value of these assets and liabilities would create fluctuations that lead to a transaction gain or loss. Although our major operations are conducted overseas, our sales are conducted in the PRC and in RMB, which is our functional currency. The average exchange rate used in translating the results of operations and cash flows for the years ended December 31, 2013 and 2012 from RMB to U.S. dollars was 6.1412 and 6.3116, respectively, which represented a 2.7% increase from 2012 to 2013 in the value of the RMB against the U.S. dollar. The average exchange rate used in translating the results of operations and cash flows for the years ended December 31, 2012 and 2011 was 6.3116 and 6.4640, respectively, which represented a 2.4% increase from 2011 to 2012 in the value of the RMB against the U.S. dollar. We have not entered into agreements or purchased instruments to hedge exchange rate risks, although we may do so in the future.  The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge its exchange rate risks.

Although PRC governmental policies were introduced in 1996 to allow the convertibility of Renminbi into foreign currency for current account items, conversion of Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE, which is under the authority of the PBOC.  These approvals, however, do not guarantee the availability of foreign currency conversion.  We may not be able to obtain all required conversion approvals for our operations and PRC regulatory authorities may impose greater restrictions on the convertibility of Renminbi.  Because we expect a significant amount of our revenue to continue to be in the form of Renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of the PRC, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations.

Contractual arrangements, including voting proxies, with our affiliated entities for Pingtan Fishing’s fishing business may not be as effective in providing operational control as direct or indirect ownership.

Pursuant to our contractual arrangements, if Pingtan Fishing, Merchant Supreme’s PRC operating company, or the shareholders of Pingtan Fishing fail to perform their obligations under these contractual arrangements, we may be forced to (i) incur substantial costs and resources to enforce such arrangements, including the voting proxies, and (ii) rely on legal remedies available under PRC law, including exercising the call option right over the equity interests in Pingtan Fishing, seeking specific performance or injunctive relief, and claiming monetary damages. However, there are various difficulties related to the enforcement of these contractual arrangements. For example, any legal remedies must be sought by Pingtan Guansheng Ocean Fishing Co., Ltd., or Pingtan GuanSheng because Pingtan GuanSheng, Pingtan Fishing’s WFOE, is the direct contract party to the contractual arrangements, and injunctive relief is not likely to be available under PRC law in the circumstances of a breach of these arrangements. Limitations on foreign ownership may prevent us from exercising the call option. In addition, even in the event of a grant of monetary damages by a PRC court, Pingtan GuanSheng may not collect such damages if the opposite party(ies) in a litigation are incapable of payment. Pingtan GuanSheng may exercise the rights underlying the equity pledge agreement to receive payment of the proceeds from disposal of the pledged equity interest in Pingtan Fishing, but in such event the monetary damages will be limited to the amount pledge under the equity pledged agreement. In the event that we are unable to enforce these contractual arrangement, or if suffer significant time delays or other obstacles in the process of enforcing these contractual arrangements our business, financial condition and results of operations could be materially and adversely affected.

Due to historical defects in its capital contributions of Pingtan Fishing, we may be subject to administrative liability.

The current PRC Companies Law provides that shareholders must make the full amount of capital contribution subscribed to by such shareholder under the articles of association of the company. The form of capital contribution may be currency or non-currency property, such as property, intellectual property rights and land-use rights that can be evaluated in the form of currency and transferred in accordance with the applicable law. Under the PRC Companies Law, the non-currency property to be contributed as capital shall undergo an asset valuation and verification, and shall not be overvalued or undervalued. The property rights of such non-currency property shall be transferred in accordance with legally prescribed procedures. If a company obtains company registration in violation of the PRC Companies Law by making false statement of registered capital, submitting false certificates or by concealing material facts through other fraudulent means, the company shall be ordered to make rectification. In the event false statements regarding registered capital were made, the company shall also be fined no less than five percent but no more than fifteen percent of the amount of registered capital falsely stated. Further, a company submitting false certificates or concealing material facts may be fined no less than RMB50,000 but no more than RMB500,000.

Pingtan Fishing was established in February 1998 with registered capital of RMB10,000,000, by three founders, Fujian Pingtan County Fishing Development Co., Fujian Pingtan County Shengfa Pingtan Fishing Co., Ltd. and Fujian Pingtan County Shunda Fishing Co., Ltd., all of whom made in-kind contributions to Pingtan Fishing. However, no information regarding any specific category of in-kind contribution was disclosed in the registration records of Pingtan Fishing in Pingtan County SAIC. Further, no assessment report or materials regarding the title transfer for such in-kind contributions were disclosed in the registration record.

In September 2002, Fujian Pingtan County State-owned Asset Operation Co., Ltd., or Pingtan State-owned Co., a PRC state-owned enterprise, injected investment of non-currency property, which was half of its land-use right in an area in Pingtan County, at the price of RMB7,000,000 and obtained 70% equity interest in Pingtan Fishing. However, the transfer procedure for such land-use right has not been conducted and the registered capital of Pingtan Fishing was never changed.

The local government authority for company registration has confirmed that since its establishment no information record has been found regarding the violation of the applicable governmental company management laws by Pingtan Fishing. However, due to the lack of certain documents in the registration record of Pingtan Fishing, if the applicable company registration authority determines that Pingtan Fishing has had one or more deficiencies in it historical capital contributions, we may be subject to the fines.

Due to the defect in the state-owned equity interest transfer in Pingtan Fishing’s past, it, and we may be subject to a determination of invalidity of such equity interest transfer and may be liable for the applicable administrative liability.

According to the Provisional Regulations of Supervision and Administration of State-owned Assets in the Enterprise, promulgated by the State Council on May 27, 2003, and the Provisional Management Measure for the Transfer of the State-owned Equity in an Enterprise, promulgated by State-owned Assets Supervision and Administration Commission and Ministry of Finance on December 31, 2003, or collectively the State-owned Assets Regulations, the State-owned assets supervision and administration authority shall determine the matters of the transfer of its state-owned equity in an enterprise which it has invested. Further, the sale of state-owned equity in a company by a state-owned entity shareholder must be approved by the governmental authority at the same ranking as that of the state-owned entity shareholder, provided that after the transfer the state-owned entity may not hold more than 50% equity interest in such company.

On December 10, 2004, Fujian Yihai Investment Co., Ltd and Chen Cheng obtained all the equity interest in Pingtan Fishing by an equity interest transfer from the former shareholders, or the 2004 Equity Transfer, including Pingtan State-owned Co., and the registered capital of Pingtan Fishing increased to RMB25,000,000. A state-owned asset transfer was involved in the equity interest transfer, as Pingtan State-owned Co. is a state-owned company. According to State-owned Assets Regulations, such equity interest transfer should be determined by the Fuzhou municipal state-owned asset supervising authority and approved by the Fuzhou Municipal Government. However, the applicable approval was not obtained at the time of the 2004 Equity Transfer, which was only approved by Pingtan County Government. According to 1999 PRC Contract Law, a contract shall be null and void under any of the following circumstances: (1) a contract is concluded through the use of fraud or coercion by one party to damage the interests of the state; (2) malicious collusion is conducted to damage the interests of the state, a collective or a third party; (3) an illegitimate purpose is concealed, under the guise of legitimate acts; (4) public interests are damaged; or (5) a violation the compulsory provisions of the laws and administrative regulations. Currently, none of the violations described above have been found with regard to the equity transfer contract for the 2004 Equity Transfer. Given that the 2004 Equity Transfer has been confirmed by Pingtan Government, Pingtan Fishing believes that it is unlikely that the transfer will be determined to be invalid. However, the government authority may reach the different conclusion and we may face an order of rectification, which would be time consuming and our business operations may be adversely affected.

We may be subject to certain penalties due to Pingtan Fishing lacking various PRC certificates or licenses and our business may be affected by the failure to renew some such certificates or licenses.

According to the PRC Fishing Vessels Inspection Regulation promulgated by PRC National Council in June 2003, if a fishing vessel operates without the Inspection Certificate after the applicable inspection process, such vessel may be confiscated by the relevant authority. The owner of a fishing vessel who does not apply for the required operation inspection for such vessel can be ordered to cease operations and apply for inspection within the time limit required by the relevant authority. In the event that a company fails to apply for an annual inspection, as ordered by the relevant authority, the company may be fined between RMB1,000 to RMB10,000 and the Annual Inspection Certificates held by the company may be temporarily suspended.

According to to PRC Radio Management Regulations promulgated by the PRC National Council and PRC Centre Military Committee in September 1993, as well as the License of Radio Station Management Regulations promulgated by Ministry of Industry and Information Technology in February 2009, a company who sets up or uses a radio station in a vessel must obtain a Radio Station License. Failing to do so may result in a fine of up to RMB5,000 and the radio station facilities may be confiscated.

The PRC is a member of 1973 International Pollution Prevention Convention, amended in 1978. According to the provisions of such convention and relevant PRC laws and regulations, the vessels owned by Pingtan Fishing should have a Sewage Pollution Prevention Certificates. We may be subject to a fine of up to RMB200,000 once its vessels enter into PRC territorial seas due to lacking the certificate and relevant facilities for pollution prevention.

According to the PRC Fishery Management Regulation promulgated by PRC Ministry of Agriculture in April 2003, in the event that an enterprise has not obtained a valid inspection certificate or any other applicable certificates, such company may be subject to penalties imposed by applicable governmental authorities. Further, an enterprise carrying out its ocean fishery business without the approval of the Ministry of Agriculture may be subject to penalties imposed by applicable governmental authority pursuant to applicable laws and regulations. The most serious penalty is permanent suspension of its fishing business operation.

In addition, under PRC laws and regulations, Pingtan Fishing is required to hold certain certificates or licenses in order to use its vessels to conduct fishing outside PRC territorial seas. Some of the certificates or licenses are subject to renewal on a regular basis. We may not be able to renew such certificates or licenses. Failure to renew such certificates or licenses may cause temporary or even permanent suspension of Pingtan Fishing’s operations, which would have adverse effects on our business and financial condition. In addition, we may face fines pursuant to the above-mentioned laws and regulations.

Pingtan Fishing has neither entered into employment contracts with its employees nor bought the required social insurance for its employees and we may be imposed fines by the relevant authority.

Compared to previous labor laws, the Labor Contract Law provides stronger protection for employees and imposes more obligations on employers. The Labor Contract Law stipulates, among other things, that (i) that all written labor contracts shall contain certain requisite terms; (ii) that the length of trial employment periods must be in proportion to the terms of the relevant labor contracts, which in any event may not be longer than six months; (iii) that in certain circumstances, a labor contract is deemed to be without a fixed term and thus an employee can only be terminated with cause; and (iv) that there are certain restrictions on the circumstances under which employers may terminate labor contracts as well as the economic compensations to employees upon termination of the employee’s employment.

The PRC Social Insurance Law provides that the employers should apply for the social insurance registration to the social insurance authority for their employees within thirty days from the employment date. The employees should have the basic endowment insurance, basic medical insurance, work-related injury insurance, unemployment insurance and applicable maternity insurance for its employees. The premium of work-related injury insurance and maternity insurance should be paid by the employers and the premium of the other three kind of insurance should be paid by the employees and employers jointly. Employers who have not managed the application of social insurance registration in time may be ordered by the social insurance authority to make the rectification and may fined for the twice or triple of the unpaid premium for any delay in such rectification. Employers who have not paid the premium of applicable social insurance for their employees should be ordered to make the payment in time and be charged an overdue fine in the amount of 5/10,000 per day of the unpaid premium from the due date, and, if they have not paid in time as required by such order, may be fined for an amount of twice to triple the unpaid premium. Further, employers have the obligations to withhold the premium of endowment insurance, medical insurance and unemployment insurance and for their employees, and should be charged 5/10,000 per day of the overdue withholding premium by the social insurance authority.

Pingtan Fishing has not entered into employment agreements with some of its employees, basically the root-level employees, none of whom has endowment insurance, basic medical insurance, insurance against injury at work, maternity insurance and unemployment insurance. Due to this lack of insurance, we may be subject to overdue payment and fines and in turn our financial condition and results of operations may be adversely affected. We are actively endeavoring to enter into the employment contracts with these employees, purchase the social insurance for these employees and taking other remedial action. However, such actions may not be completed on a timely basis, or at all, and may not avoid fines or other penalties. As of December 31, 2013, there had been no fines nor penalties requested by the social insurance authority. Based on our estimate, the social insurance not provided is approximately $246,000, which is immaterial.

We may be subject to fines for the violation of Fishing Management Regulations.

PRC laws set forth rigorous standards to the amount and qualification of the seamen serving on vessels. The applicable laws include, among other things, the 1983 PRC Navigation Safety Act, Pingtan Fishing Management Regulations which was promulgated by Ministry of Agriculture on April 14, 2003, the PRC Seamen Regulations which was promulgated by State Council on March 28, 2007, Fishing Port Navigation Safety Management Regulations which was promulgated by State Council on May 5, 1989, and PRC Administrative Penalty Regulations for the Supervising of the Water Safety which was promulgated by Ministry of Communications on November 26, 1997. All these laws and regulations, collectively referred to as the Fishing Management Regulations, provide that the vessels should be equipped with qualified seamen, in a number required by the standard criteria to ensure the safety of such vessels and the seamen in Pingtan Fishing’s vessels should be trained by the professional training institution permitted by Ministry of Agriculture and hold a Professional Sailor Certificate and the Professional Training Qualification. Further, the owners of the Pingtan Fishing’s enterprises must apply for a Seafarer’s Passport for the seamen on their vessels and the seamen in the voyage or assisting with marine engine work must have a Certificate of Competence. The owner of the vessel may be ordered to rectify the failure to equip vessels with qualified seamen and are subject to a fine between RMB5000 to RMB10,000 for such violation or for the seamen on such vessels lacking valid Certificates of Competence.

Pingtan Fishing has not historically had procedures in place to ensure its vessels are equipped with sufficient qualified crews, who have the Seafarer’s Passport and Certificate of Job Qualification or other certificates required by applicable Fishing Management Regulations, to ensure the safety of such vessels. Accordingly, we may be subject to fines for such violations.

Pingtan Fishing has not made past housing fund payments for and on behalf of its employees and we may be required to make such payments and be subject to fines or penalties.

Under the Administrative Regulation on Housing Fund, an employer must make a housing fund payment, deposit registration upon its establishment and pay the housing fund for and on behalf of its employees at a percentage between 5% and 12% of the respective employee’s monthly average wage of the preceding year.  If an employer fails to make the housing fund payment and deposit registration, the housing fund administration authority may order it to complete the registration within a time limit or be assessed a fine of RMB10,000 to RMB50,000.  Where an employer fails to make the housing fund payment for and on behalf of its employees within the time limit or under the requisite percentage, it may be ordered by the housing fund administration authority to deposit the fund, together with late fees of 0.03% of such amount.  Due to inconsistent implementation and interpretation by local authorities in the PRC and different levels of acceptance of the social security system by employees, Pingtan Fishing has not made the housing fund payment and deposit registration or paid the housing fund for and on behalf of its employees before January 2014. In the future, we may be required to make housing fund payments for the time before January 2014, the amount of which is approximately $27,000, pay late fees and pay fines for non-compliance.

PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from financing Pingtan Guansheng.

Any funds we transfer to Pingtan Guansheng, either as a shareholder loan or as an increase in registered capital, are subject to approval by or registration with relevant governmental authorities in China. According to the relevant PRC regulations on foreign invested enterprises in China, capital contributions to Pingtan Guansheng are subject to the approval of the MOFCOM or its local branches and registration with other governmental authorities in China. In addition, (a) any foreign loan procured by Pingtan Guansheng is required to be registered with SAFE or its local branches, and (b) Pingtan Guansheng may not procure loans which exceed the difference between its registered capital and its total investment amount as approved by the MOFCOM or its local branches. Any medium or long term loan to be provided by us to Pingtan Guansheng must be approved by the National Development and Reform Commission and the SAFE or its local branches. We may be unable to obtain these government approvals or complete such registration on a timely basis, if at all, with respect to capital contributions or foreign loans by it to its PRC subsidiaries. If we fail to receive such approvals or complete such registration, the ability to fund our PRC operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand our business.

On August 29, 2008, SAFE promulgated the Circular on Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign Invested Enterprises, or SAFE Circular 142. SAFE Circular 142 provides that any Renminbi capital converted from registered capital in foreign currency of a foreign invested enterprise may only be used for purposes within the business scope approved by PRC governmental authority and such Renminbi capital may not be used for equity investments within the PRC unless otherwise permitted by the PRC law. In addition, SAFE strengthened its oversight of the flow and use of the Renminbi capital converted from registered capital in foreign currency of a foreign invested enterprise. The use of such Renminbi capital may not be changed without SAFE approval, and such Renminbi capital may not in any case be used to repay Renminbi loans if the proceeds of such loans have not been utilized. Any violation of SAFE Circular 142 could result in severe monetary or other penalties. As a result, after the consummation of the business combination, we will be required to apply Renminbi funds converted within the business scope of Pingtan Guansheng. SAFE Circular 142 significantly limits our ability to transfer the net proceeds from us prior or any future offering of additional equity securities to Pingtan Guansheng or invest in or acquire any other companies in the PRC. On November 19, 2010 SAFE promulgated the Circular on the Policy of further Improvement and Adjustment of the Administration of the Direct Investment by Foreign Currency, or SAFE Circular 59, requiring SAFE to closely examine the authenticity of settlement of net proceeds from offshore offerings. In particular, it is specifically required that any net proceed settled from offshore offerings shall be applied in the manner described in the offering documents. On November 9, 2011, SAFE promulgated the Notice on Relevant Issues Concerning further Defining and Managing Part of the Foreign Currency Business in Capital Projects, or SAFE Circular 45. SAFE Circular 45 further provides that a foreign-investment enterprise should not use the Renminbi capital converted from registered capital in foreign currency in the equity investment. Due to the fact that the business scope of Pingtan Guansheng does not include equity investment, according to the aforementioned regulations, Pingtan Guansheng may not use Renminbi converted from foreign currency-denominated capital for purposes equity investment, and it must use such capital within its business scope, such as the sales of aquatic products or import and export of various commodities and technologies. Therefore, SAFE Circulars 142, 59 and 45 may significantly limit our ability to convert, transfer and use the net proceeds from our prior or any future offering of equity securities in China, which may adversely affect our business, financial condition and results of operations.

Risks Relating to Our Securities

Our corporate actions are substantially controlled by our officers, directors and principal shareholders and their affiliated entities.

Our executive officers, directors and principal shareholders and their affiliated entities beneficially own approximately 56.2% of our issued and outstanding shares. These shareholders, if they acted together, would control matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions, and they may not act in the best interests of minority shareholders. This concentration of ownership may also discourage, delay or prevent a change in control of us, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company. These actions may be taken even if they are opposed by our other shareholders.

We may need additional capital, and the sale of additional equity securities could result in additional dilution to our shareholders.

We believe that our cash and cash equivalents, and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the foreseeable future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. It is uncertain whether financing will be available in amounts or on terms acceptable to us, if at all.

Our auditor, like other independent registered public accounting firms operating in China, is registered with the U.S. Public Company Accounting Oversight Board, or the PCAOB, but has not yet been inspected, and as such, investors currently do not have the benefit of PCAOB oversight.

Auditors of companies that are registered with the SEC and traded publicly in the United States, including our independent registered public accounting firm, must be registered with the PCAOB and are required by U.S. law to undergo regular inspections by the PCAOB to assess their compliance with U.S. law and professional standards in connection with their audits of public company financial statements filed with the SEC. Because our auditor is located in China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, the audit work and practices of its auditor, like other registered audit firms operating in China, is currently not inspected by the PCAOB. The inability of the PCAOB to conduct inspections of auditors in China also makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. As a result, investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

You must rely on price appreciation of our shares and not on dividends for return on your investment.

We have never declared or paid any cash dividends on our ordinary shares or preferred shares.  We do not, anticipate paying any cash dividends on ordinary shares and plan to retain earnings, if any, for use in the development of the Company or our business.  Therefore, you should not expect to receive any future dividend income.   Our board of directors has significant discretion as to whether to distribute dividends. Even if dividends are paid, the timing, amount and form of future dividends, if any, will depend on, among other things, future results of operations and cash flow, capital requirements and surplus, the amount of distributions, if any, received from PRC subsidiaries, financial position, contractual restrictions, Cayman and PRC laws, and other factors deemed relevant. Accordingly, the return on your investment will likely depend entirely upon any future price appreciation of our shares. Our shares may not appreciate in value or even maintain the price at which you invested.

Shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the United States federal courts may be limited because we re incorporated under Cayman Islands law, we conduct substantially all of our operations in China and all of our directors and officers reside outside the United States.

We are incorporated in the Cayman Islands and conduct substantially all of our operations in China through our PRC subsidiaries. All of our directors and officers reside outside the United States and a substantial portion of their assets are located outside of the United States. As a result, it may be difficult or impossible for our shareholders to bring an action against us or these individuals in the Cayman Islands or in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if shareholders are successful in bringing an action of this kind, the laws of the Cayman Islands and of China may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, our business prospects and stock valuation could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting.  We have expended significant resources to comply with our obligations under Section 404 with respect to the year ended December 31, 2013. If we are unable to comply with our obligations under Section 404 in the future or experience delays in future reports of our management and outside auditors on our internal control over financial reporting, or if we fail to respond timely to any changes in the Section 404 requirements, we may be unable to timely file with the SEC our periodic reports and may be subject to, among other things, regulatory or enforcement actions by the SEC and the NASDAQ, including delisting from the NASDAQ, securities litigation, events of default under our new credit facilities, debt rating agency downgrades or rating withdrawals and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our common stock.

Compliance with rules and requirements applicable to public companies will cause us to incur additional costs, and any failure by us to comply with such rules and requirements could negatively affect investor confidence in us and cause the value of our securities to decline.

As a relatively new public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company, many of which are not reflected in our historical financial statements. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC, has required changes in the corporate governance practices of public companies. We expect these rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. Complying with these rules and requirements may be especially difficult and costly for us because it may have difficulty locating sufficient personnel in China with experience and expertise relating to U.S. GAAP and United States public company reporting requirements, and such personnel may command high salaries. If we cannot employ sufficient personnel to ensure compliance with these rules and regulations, we may need to rely more on outside legal, accounting and financial experts, which may be very costly.

 The prices at which shares of our ordinary shares are traded will likely be volatile.

You should expect the prices at which our ordinary shares are traded to be highly volatile. Our progress in developing and commercializing our products, the impact of government regulations on our products and industry, the potential sale of a large volume of our ordinary shares by shareholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our ordinary shares to fluctuate substantially with significant market losses. As a result, this may make it difficult or impossible for holders of our ordinary shares to sell shares when they want and at prices they find attractive.

The market price of the warrants is directly affected by the market price of our ordinary shares, which may be volatile.

We believe that the market price of the Warrants is significantly affected by the market price of our ordinary shares. We cannot predict how our ordinary shares will trade in the future. This may result in greater volatility in the market price of the warrants than would be expected for non-exercisable securities.

Under certain circumstances, holders may have to pay U.S. federal income tax as a result of a deemed distribution with respect to our ordinary shares or warrants—even if holders do not receive a corresponding distribution of cash—such as, if we adjust, or fail to adjust, the exercise price of the warrants in certain circumstances.

Holders of our ordinary shares or warrants may be treated as having received a constructive distribution in certain circumstances, for example if we make certain adjustments to (or fail to make adjustments to) the exercise price of the warrants and such adjustment (or failure to make an adjustment) has the effect of increasing the proportionate interest of certain holders in our earnings and profits or assets. Such a distribution could be treated as a taxable dividend or capital gain for U.S. federal income tax purposes even though holders do not receive any cash with respect to such constructive distribution. In addition, you may be subject to U.S. federal withholding tax on any such constructive distribution on our ordinary shares or warrants. You are advised to consult your independent tax advisor regarding the possibility and tax treatment of any deemed distributions for U.S. federal income tax purposes.

Until the exercise of the warrants, holders of these securities do not have identical rights as holders of our ordinary shares, but they will be subject to all changes made with respect to our ordinary shares.

Holders of the warrants are not entitled to any rights with respect to our ordinary shares (including, without limitation, voting rights and rights to receive any dividends or other distributions on our ordinary shares), but they will be subject to all changes affecting our ordinary shares. Holders of warrants will have rights with respect to our ordinary shares only if they receive our ordinary shares upon exercise of the warrants and only as of the date when such holder becomes a record owner of our ordinary shares upon such exercise. For example, with respect to warrants, if an amendment is proposed to our memorandum and articles of incorporation requiring shareholder approval and the record date for determining the shareholders of record entitled to vote on the amendment occurs prior to the date a warrant holder is deemed to be the owner of our ordinary shares due upon exercise of the warrants, the exercising warrant holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes in the powers, preferences or special rights of our ordinary shares.

The market price of our ordinary shares may or may not exceed the exercise price of the warrants.

As of the date of this prospectus, the market price of our ordinary shares did not exceed the exercise price of our warrants, and we cannot provide you with any assurance that that the market price of our ordinary shares will ever exceed the exercise price of the warrants in any or all periods prior to the date of expiration. Any warrants not exercised by their date of expiration will expire worthless and we will be under no further obligation to the warrant holders.

Since the warrants are executory contracts, they may have no value in a bankruptcy or reorganization proceeding.

In the event a bankruptcy or reorganization proceeding is commenced by or against us, a bankruptcy court may hold that any unexercised warrants are executory contracts that are subject to rejection by us with the approval of the bankruptcy court. As a result, holders of the warrants may, even if we have sufficient funds, not be entitled to receive any consideration for their warrants or may receive an amount less than they would be entitled to if they had exercised their warrants prior to the commencement of any such bankruptcy or reorganization proceeding.

We may sell equity securities in the future, which would cause dilution.

We may sell equity securities in the future to obtain funds for general corporate or other purposes. We may sell these securities at a discount to the market price. Any future sales of equity securities will dilute the holdings of existing holders of our ordinary shares, possibly reducing the value of their investment.

The exercise of warrants to purchase our ordinary shares will increase the number of shares eligible for future resale in the public market and result in dilution to our existing shareholders.

There are outstanding warrants to purchase an aggregate of 8,966,667 of our ordinary shares. To the extent such warrants are exercised, additional shares of our ordinary shares will be issued, which will result in dilution to the existing holders of our ordinary shares and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our ordinary shares.

Although our ordinary shares are currently listed on The NASDAQ Capital Market, there can be no assurance that we will be able to comply with the continued listing standards.

The NASDAQ Capital Market may delist our ordinary shares from trading on its exchange for failure to meet the continued listing standards. If our ordinary shares were delisted from The NASDAQ Capital Market, we and our shareholders could face significant material adverse consequences including:

☐	a limited availability of market quotations for our ordinary shares;

☐
a determination that our ordinary shares is a “penny stock” would require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

☐	a limited amount of analyst coverage; and

☐	a decreased ability to issue additional securities or obtain additional financing in the future.

Our ordinary shares are currently listed for trading on The NASDAQ Capital Market under the symbol “PME”.

The warrants may be thinly traded, so you may be unable to sell at or near ask prices or even at all if you need to sell your warrants to raise money or otherwise desire to liquidate your warrants.

The warrants are quoted on the Over-the-Counter Bulletin Board and may be “thinly-traded,” meaning that the number of persons interested in purchasing the warrants at or near bid prices at any given time may be relatively small or non-existent. This situation could be attributable to a number of factors, including the fact that we are a relatively new company that may be unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days, weeks or months when trading activity in the warrants is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the price of the warrants. We cannot give you any assurance that a broader or more active public trading market for the warrants will develop or be sustained, or that current trading levels will be sustained or not diminish.

Our management will have broad discretion over the use of the proceeds that we receive from the exercise of the warrants and might not apply the proceeds in ways that increase the value our ordinary shares.

We will receive the proceeds from the exercise of our warrants, but not from the sale of the underlying ordinary shares. We also will not receive the proceeds from any resales by the selling securityholders of any ordinary shares or warrants. Our management will have broad discretion to use the proceeds that we receive from the exercise of the warrants, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply these proceeds in ways that increase the value our ordinary shares. We intend to use these proceeds primarily for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters, repayment of indebtedness, and capital expenditures. We may also use a portion of these proceeds to acquire or invest in complementary products or businesses. Pending the foregoing uses, we intend to invest the proceeds that we receive from the exercise of our warrants in short-term, investment-grade, interest-bearing securities, and these investments may not yield a favorable rate of return. If we do not invest or apply the proceeds that we receive from the exercise of our warrants in ways that enhance shareholder value, we may fail to achieve expected financial results, which could cause the price of our ordinary shares to decline. You will not have the opportunity to influence our decisions on how we use the proceeds that we receive from the exercise of the warrants.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our ordinary shares adversely, the price and trading volume of our securities could decline.

Securities and industry analysts do not currently, and may never, publish research on us. If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our ordinary shares adversely, the price and trading volume of our securities could decline. The trading markets for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If no securities or industry analysts commence coverage of us, the market price and trading volume of our securities would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the market price or trading volume of our securities to decline.

 ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our principal executive offices are located at 18/F, Zhongshan Building A, No. 154 Hudong Road, Fuzhou, PRC. On July 31, 2012, we entered into an office lease agreement with Ping Lin, the wife of Xinrong Zhuo, the Company’s Chairman and Chief Executive Officer, for approximately 100 square meters of space. Annual lease payments were approximately $13,700 in 2013.

On July 1, 2013, we entered into a service agreement with Hai Yi Shipping Limited, an affiliate company domiciled in Hong Kong, that provided the Company the use of premises of approximately 194 square meters located at Suites 5201-6, 52/F, The Center, 99 Queen’s Road Central, Central, Hong Kong as office, and clerical and administrative support and consultation services. We paid approximately $231,000 in 2013.

We have secured eight cold storages located in one of China’s largest seafood trading center, MaWei seafood market. Five of which are subleased from Hong Long, our related party. The monthly rent for the cold storage is RMB80 ($13) per square meter and the leases are renewable annually. The following table sets forth information regarding the cold storages we currently rent as of December 31, 2013:

	Storage Capacity
Cold Storage	(sq. meters)	Monthly rent
#301	1,045	13,613
#302	717	9,340
#602	717	9,340
#103	776	10,109
#303	1,045	13,613
#401	1,045	13,613
#402	717	9,340
#403	1,045	13,613
Total	7,107	92,581

We believe that our current offices and facilities are adequate to meet our needs, and that additional facilities will be available for lease, if necessary, to meet our future needs.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 4.   MINE SAFETY DISCLOSURES

                Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

                Our ordinary shares are listed on the NASDAQ Capital Market under the symbol “PME” and our warrants are quoted on the Over-the-Counter Bulletin Board under the symbol “PMEWW.”

                The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for ordinary shares and warrants as reported by the NASDAQ Capital Market and the Over-the-Counter Bulletin Board, respectively.

	Ordinary Shares		Warrants
	High	Low	High	Low
2013
First Quarter	$12.49	$9.00	$0.49	$0.23
Second Quarter	$10.12	$3.49	$0.35	$0.25
Third Quarter	$3.89	$1.44	$0.25	$0.05
Fourth Quarter	$3.97	$1.81	$0.15	$0.10
2012
First Quarter	$9.82	$9.54	$0.55	$0.49
Second Quarter	$9.80	$9.60	$0.55	$0.51
Third Quarter	$10.36	$9.36	$0.51	$0.24
Fourth Quarter	$10.36	$9.82	$0.25	$0.20

Holders of Record

                On March 7, 2014, the closing sale price of our shares of ordinary shares was $3.11 per share and there were 79,055,053 ordinary shares and warrants to purchase 8,966,667 ordinary shares outstanding. On that date, our ordinary shares and warrants were held by approximately 198 and 4 holders of record, respectively. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our ordinary shares or warrants whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

                We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our ordinary shares for the foreseeable future. Investors seeking cash dividends in the immediate future should not purchase our ordinary shares. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. We can pay dividends only out of our profits or other distributable reserves and dividends or distribution will only be paid or made if we are able to pay our debts as they fall due in the ordinary course of business. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, operating results, current and anticipated cash needs and regulations governing dividend distributions by wholly foreign owned enterprises in China.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this annual report, we have no equity compensations plans for any of our employees, directors and consultants.

Purchases of Equity Securities

                During the year ended December 31, 2013, we did not purchase any of our equity securities, nor did any person or entity purchase any of our equity securities on our behalf.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Stock Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Pingtan Marine Enterprise Ltd. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison from February 25, 2013 (the date our ordinary shares commenced trading on the NASDAQ capital Market under its current ticker “PME” after our initial business combination) through December 31, 2013 of the cumulative total return for our common stock, the Nasdaq Composite Index (NASDAQ Composite) and to our peer group index SIC Code 900—Fishing, Hunting and Trapping. These comparisons assume the investment of $100 on February 25, 2013 and the reinvestment of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected consolidated statement of financial data as of and for the years ended December 31, 2013, 2012 and 2011, which are derived from our audited consolidated financial statements. Our consolidated financial statements are prepared in accordance with U.S. GAAP. Our historical results for any period are not necessarily indicative of results to be expected for any future period. You should read the following selected financial information in conjunction with the consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended December 31,
	2013		2012		2011
	US$	% of Revenue	US$	% of Revenue	US$	% of Revenue
	( in thousands, except for percentages, per share and operating data)
Consolidated Statement of Income Data:

Revenue
Ribbon fish	$47,169	38.5%	$29,163	43.2%	$12,800	50.0%
Indian white shrimp	20,859	17.0%	9,659	14.3%	9	-
Croaker fish	15,242	12.4%	8,306	12.3%	3,014	11.8%
Pomfret	10,022	8.2%	2,283	3.4%	417	1.6%
Red fish	3,575	2.9%	726	1.1%	-	-
Threadfin	3,379	2.8%	596	0.9%	-	-
Others	22,422	18.2%	16,728	24.8%	7,976	31.2%
Rental	-	-	-	-	1,385	5.4%
Total Revenue	122,668	100.0%	67,461	100.0%	25,601	100.0%

Cost of Revenue
Fuel cost	46,562	38.0%	28,113	41.7%	8,564	33.4%
Freight	9,055	7.4%	4,893	7.2%	2,017	7.9%
Labor cost	6,475	5.3%	3,072	4.6%	1,008	3.9%
Maintenance fee	3,761	3.0%	2,675	4.0%	1,604	6.3%
Spare parts	3,759	3.0%	1,189	1.8%	770	3.0%
Depreciation and amortization	3,649	3.0%	441	0.6%	438	0.5%
License fee	1,565	1.3%	1,059	1.6%	122	0.3%
Service fee	934	0.8%	434	0.6%	78	1.7%
Total cost of Revenue	75,760	61.8%	41,876	62.1%	14,601	57.0%

Gross profit	46,908	38.2%	25,585	37.9%	11,000	43.0%

Selling expenses	(1,618)	(1.3)%	(648)	(1.0)%	(384)	(1.5)%
Admin expenses	(3,192)	(2.6)%	(2,840)	(4.2)%	(251)	(1.0)%
Operating income from continuing operations	42,098	34.3%	22,097	32.7%	10,365	40.5%

Income from continuing operations before income taxes	45,489	37.1%	21,298	31.6%	10,440	40.8%
Income tax	-	-	-	-	-	-
Net income from continuing operations	45,489	37.1%	21,298	31.6%	10,440	40.8%

Net income from discontinued operations, net of taxes	51,910		84,494		90,258

Consolidated net income	$97,399		$105,792		$100,698

Basic and diluted earnings per share
—From continuing operations	$0.58		$0.27		$0.13
—From discontinued operations	0.65		1.07		1.14
—Net income	$1.23		$1.34		$1.27

Other Consolidated Financial Data:
Gross profit margin	38.2%		37.9%		43.0%
Operating profit margin	34.3%		32.7%		40.5%
Net profit margin	37.1%		31.6%		40.8%

Consolidated Operating Data:
Sales volume (kg)
Ribbon fish	19,249,641		15,229,701		9,522,550
Indian white shrimp	3,041,471		1,275,801		1,400
Croaker fish	6,817,575		4,740,661		1,958,600
Pomfret	4,249,796		1,318,409		286,000
Red fish	795,835		221,250		-
Threadfin	1,025,272		205,560		-
Others	7,991,721		6,223,249		3,330,871
Average selling price ($ per kg)
Ribbon fish	2.45		1.91		1.34
Indian white shrimp	6.86		7.57		6.43
Croaker fish	2.24		1.75		1.54
Pomfret	2.36		1.73		1.46
Red fish	4.49		3.28		-
Threadfin	3.30		2.90		-
Others	2.81		2.69		2.39

Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,157		$10,426		$1,795
Accounts receivable	9,133		11,478		5,455
Inventories	9,096		194		2,572
Property, plant and equipment	107,178		37,142		6,368
Total assets	$357,949		$484,010		$358,683
Secured short-term bank loans and current portion of long-term bank loans	$29,337		$33,264		$21,691
Total liabilities and commitments	105,711		83,711		124,309
Total shareholders’ equity	252,237		400,299		234,374
Total liabilities and shareholders’ equity	$357,949		$484,010		$358,683

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a marine enterprises group primarily engaging in ocean fishing through our wholly-owned PRC operating subsidiary or VIE, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd., or Pingtan Fishing. We harvest a variety of fish species with many of our-owned or licensed vessels operating within the Indian Exclusive Economic Zone and the Arafura Sea of Indonesia. We provide high quality seafood to a diverse group of customers including distributors, restaurant owners and exporters in the PRC.

In June 2013, we expanded our fleet from 40 to 86 through a purchase of 46 fishing trawlers from a related party for a total consideration of $410.1 million. The transaction is subject to the receipt of government approvals; however we began operating the vessels in the third quarter of 2013 and since then we have been entitled to their net profits from there operation. These vessels are fully licensed to fish in Indonesian waters. Each vessel carries crew of 10 to 15 persons. These vessels have resulted in additional carrying capacity of approximately 45,000 to 50,000 tons for us.

In September 2013, we further increased our fleet to 106 vessels with the addition of 20 newly-built fishing trawlers, which were initially ordered in September 2012. These vessels have an expected run-in period of 3 - 6 months, during which each is placed into the sea for testing prior to full operation. These vessels are fully licensed to fish in Indian and Indonesian waters. At full operation, each vessel is capable of harvesting 900 to 1,000 tons of fish. We expect that the expansions of our fleet will greatly increase our fish harvest volume and revenue.

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

As of December 31, 2013, we owned 104 trawlers and 2 drifter vessels and have an operating license right to 20 drifter vessels. Our fleet has an average useful life of approximately 17 years. These vessels are fully licensed to fish in Indonesian or Indian waters. 114 of these vessels are operating in Arafura Sea in Indonesia, and the remaining 12 vessels are operating in the Bay of Bengal in India.

Currently we catch nearly 30 different species of fish including ribbon fish, Indian white shrimp, croaker fish, pomfret, Spanish mackerel, conger eel, squid and red snapper. All of our catch is shipped back to China. Our fishing vessels transport frozen catch to a cold storage warehouse at nearby onshore fishing bases. We then arrange periodic charted transportation ships to deliver frozen stocks to its eight cold storage warehouses located in one of China’s largest seafood trading centers, Mawei Seafood Market in Fujian Province.

We derive our revenue primarily from the sales of frozen seafood products. We sell our products directly to customers including distributors, restaurant owners and exporters, and most of our customers have long-term and trustworthy cooperative relationship with us. Our existing customers also introduce new customers to us from time to time. Our operating results are subject to seasonal variations. Harvest volume is the highest in the fourth quarter of the year and harvest volumes in the second and third quarters are relatively low due to the spawn season of certain fish species, including ribbon fish, cuttlefish, butterfish, and calamari. Based on past experiences, demand for seafood products is the highest from December to January during Chinese New Year. We believe that our profitability and growth are dependent on our ability to expand the customer base. With the expansions of operating capacity and expected increases in harvest volume in the coming years, we will continue to develop new customers from existing and new territories in China.

Revenue by Territory

Our customers are from the following PRC territories:

	For the Years Ended December 31,
	2013	2012	2011

Guangdong Province	46%	55%	45%
Fujian Province	26%	27%	39%
Zhejiang Province	17%	11%	9%
Shandong Province	4%	4%	4%
Liaoning Province	2%	2%	2%
Other areas	5%	1%	1%
Total	100%	100%	100%

Discontinued operations

In December 2013, we have completed the sale of the China Dredging Group (“CDGC”) business, which has been reported as discontinued operations for 2013, to Hong Long, a related party owned by the wife of our Chairman and CEO, Mr. Xinrong Zhuo.

In July 2013, we received an offer from Mr. Zhuo to acquire the business and operating assets of our wholly-owned dredging subsidiary, CDGC and its PRC operating subsidiaries in exchange for (i) offset of our current $155.2 million 4% promissory note due to Hong Long matures on June 19, 2015; (ii) the assignment of the 25-year exclusive operating license rights for 20 new fishing vessels to us, with a fair market value of $216.1 million (iii) offset of PME’s current accounts due to CDGC with amount $172.5 million. The value of the operating license rights of $216.1 million will be amortized over the license term of 25 years. These 20 fishing vessels received subsidies from China’s central government budget in 2012, and a recent notification from the Government prohibits the sale or transfer of ownership for a period of 10 years for fishing vessels that have received such subsidies.

The Board, excluding Mr. Zhuo and our Senior Officer, Mr. Bin Lin, retained our independent financial advisor to provide a fairness opinion on the transaction proposed by Mr. Zhuo. Subsequent to the receipt of the fairness opinion from our independent financial advisor on October 28, 2013, the Board would evaluate potential alternative proposals received during a 30 day period. After receiving no alternative proposals, on December 3, 2013, the Board, excluding Mr. Zhuo and Mr. Lin approved moving forward with the transaction and executed and closed the Share Purchase Agreement. The total consideration of the transaction is approximately $543.8 million with a gain on sale of $134.7 million which was recorded as an adjustment to our equity as it was sold to a related party under common control.

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

32

☐
Resource & Environmental Factors: Our fishing expeditions are based in India and Indonesia. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also have impact our harvest volume.

☐
Fluctuation on Fuel Prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may ultimately result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

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

☐
Fishing Licenses: Each of our fishing vessels requires an approval from the Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are valid for a period of three to twelve months, and are awarded to us at no cost. We apply for the renewal of the approval prior to expiration to avoid interruptions of our fishing vessels’ operations. Each of our fishing vessels operating in Indonesian waters requires a fishing license granted by the authority in Indonesia. Indonesian fishing licenses remain effective for a period of twelve months and we apply for renewal upon expiration. We record cost of Indonesian fishing licenses in prepaid expenses and amortize the cost over the effective period of the licenses.

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

Cost of Sales

Our cost of sales primarily consists of fuel costs, freight, direct labor costs, depreciation and amortization, maintenance fees and other overhead costs. Fuel costs generally accounted for the majority of our cost of sales.

Gross Profit

Our gross profit is affected primarily by changes in production cost. Fuel, freight and labor costs together account for about 82% of cost of sales for the year ended December 31, 2013. The fluctuation of fuel price, freight price and exchange rates may significantly affect the Company’s cost level and gross profit.

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

Income Tax

Under the current laws of the Cayman Islands and British Virgin Islands, we are not subject to any income or capital gains tax, and dividend payments we make are not subject to any withholding tax in the Cayman Islands or British Virgin Islands. Under the current laws of Hong Kong, we are not subject to any income or capital gains tax and dividend payments and are not subject to any withholding tax in Hong Kong.

The Company's VIE, Pingtan Fishing, is a qualified ocean fishing enterprise certified by the Ministry of Agriculture of the PRC. The qualification is renewed on April 1 each year. Pingtan Fishing is exempt from income tax derived from its ocean fishing operations in the periods it processes a valid Ocean Fishing Enterprise Qualification Certificate issued by the Ministry of Agriculture of the PRC.

In addition, Pingtan Fishing is not subject to foreign income taxes for its operations in India and Indonesia Exclusive Economic Zones.

Other Comprehensive Income

Our comprehensive income consists of net income and foreign currency translation adjustments. We translate our assets and liabilities of foreign operations at the rate of exchange in effect on the balance sheet date. We translate income and expenses at the average rate of exchange prevailing during the period. The year-end rate as of December 31, 2013 for RMB into one U.S. dollar was 6.0537. Average rates for the years ended December 31, 2013, 2012 and 2011 were 6.1412, 6.3116 and 6.4640, respectively. The related translation adjustments are reflected in “Accumulated other comprehensive income” in the equity section of our consolidated balance sheets. Foreign currency gains and losses resulting from transactions are included in earnings. As of December 31, 2013 and 2012, the accumulated foreign currency translation gain was approximately $30.4 million and $22.2 million, respectively.

Earnings per Ordinary Share

Earnings per ordinary share (basic and diluted) is based on the net income divided by the weighted average number of ordinary shares outstanding during each period. Ordinary share equivalents are not included in the calculation of diluted earnings per ordinary share if their effect would be anti-dilutive.

RESULTS OF CONTINUING OPERATIONS

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

Revenue

Revenue is derived from sales of aquatic products. Revenue in 2013 increased by 81.8% to $122.7 million from $67.5 million in 2012, primarily due to increase in sales volume as a result of the addition of 66 fishing vessels in June and September 2013, most of which began operating in the third quarter of the year, and increased unit selling prices.

Our top 6 species of fish sold including ribbon fish, Indian white shrimp, croaker fish, pomfret, red fish and threadfin together accounted for about 82% of revenue for 2013. The table below sets forth more detail regarding the revenue breakdown by different species of fish:

(Amounts in thousands, except for percentage and per unit data)

	For the Years Ended December 31,
	2013				2012
			Average	% of			Average	% of
	Revenue	Volume(KG)	price	Revenue	Revenue	Volume(KG)	price	Revenue
Ribbon fish	$47,169	19,249,641	2.45	38.5%	$29,163	15,229,701	1.91	43.2%
Indian white shrimp	20,859	3,041,471	6.86	17.0%	9,659	1,275,801	7.57	14.3%
Croaker fish	15,242	6,817,575	2.24	12.4%	8,306	4,740,661	1.75	12.3%
Pomfret	10,022	4,249,796	2.36	8.2%	2,283	1,318,409	1.73	3.4%
Red fish	3,575	795,835	4.49	2.9%	726	221,250	3.28	1.1%
Threadfin	3,379	1,025,272	3.30	2.8%	596	205,560	2.90	0.9%
Others	22,422	7,991,721	2.81	18.2%	16,728	6,223,249	2.69	24.8%

Total	$122,668	43,171,311	2.84	100.0%	$67,461	29,214,631	2.31	100.0%

Cost of Sales and Gross Margin

The following tables set forth our cost of sales and gross profit, both in amounts and as a percentage of revenue for the years ended December 31, 2013 and 2012:

(Amounts in thousands, except for percentage)

	For the Years Ended December 31				Prencentage
	2013		2012		Change
		% of		% of
	US$	Revenue	US$	Revenue	%
Revenue	$122,668	100.0%	$67,461	100.0%	81.8%
Cost of sales	75,760	61.8%	41,876	62.1%	80.9%
Gross profit	$46,908	38.2%	$25,585	37.9%	83.3%

	For the Years Ended December 31,
	2013			2012
	US$	% of COS	% of Revenue	US$	% of COS	% of Revenue

Fuel cost	$46,562	61.4%	38.0%	$28,113	67.1%	41.7%
Freight	9,055	12.0%	7.4%	4,893	11.7%	7.2%
Labor cost	6,475	8.5%	5.3%	3,072	7.3%	4.6%
Maintenance fee	3,761	5.0%	3.0%	2,675	6.4%	4.0%
Spare parts	3,759	5.0%	3.0%	1,189	2.8%	1.8%
Depreciation and amortization	3,649	4.8%	3.0%	441	1.1%	0.6%
License fee	1,565	2.1%	1.3%	1,059	2.5%	1.6%
Service fee	934	1.2%	0.8%	434	1.1%	0.6%
Total cost of sales	$75,760	100.0%	61.8%	$41,876	100.0%	62.1%

Cost of sales for the year ended December 31, 2013 was $75.8 million, representing an increase of 80.9% as compared to $41.9 million in the same period of 2012. The increase was principally due to increase in fuel cost for our fishing vessels as a result of the fleet expansion. Freight, labor cost and maintenance fee also increased which was in line with the increase in revenue.

Gross margin increased slightly to 38.2% in the year ended December 31, 2013 from 37.9% in the same period of 2012, primarily due to increase in unit selling price and change in products mix. Gross profit for the year ended December 31, 2013 was $46.9 million, representing an increase of 83.3% as compared to $25.6 million in the same period of 2012 as a result of business expansion.

Selling, General and Administrative Expenses

The following table sets forth selling, general and administrative (SG&A) expenses, and income from operations both in amounts and as a percentage of revenue for the years ended December 31, 2013 and 2012:

(Amounts in thousands, except for percentage)

	For the Years Ended December 31,				Percentage
	2013		2012		Change
		% of		% of
	US$	Revenue	US$	Revenue	%
Gross profit	$46,908	38.2%	$25,585	37.9%	83.3%
Operating Expenses:
Selling expenses	(1,618)	(1.3)%	(648)	(1.0)%	149.8%
General & administrative expenses
Legal and professional fees	(1,541)	(1.3)%	(2,741)	(4.0)%	(43.8)%
Salaries and staff welfare	(637)	(0.5)%	(179)	(0.3)%	255.4%
Service fee	(231)	(0.2)%	-	-	-
Others	(783)	(0.6)%	80	0.1%	(1079.6)%
Total G&A expenses	(3,192)	(2.6)%	(2,840)	(4.2)%	12.4%
Total SG&A expenses	(4,810)	(3.9)%	(3,488)	(5.2)%	37.9%
Income from operations	$42,098	34.3%	$22,097	32.7%	90.5%

Total SG&A expenses increased by 37.9% to $4.8 million in the year ended December 31, 2013 from $3.5 million in the same period of 2012. The increase in SG&A expenses was primarily attributable to higher selling expenses including storage and transportation fees, and salaries and staff welfare as a result of our expanded scale of operations, as well as higher administrative costs associated with the company being a publicly listed company. As a percentage of revenue, SG&A expenses were 3.9% in the year ended December 31, 2013, compared to 5.2% in the same period of 2012.

Other Income and Expenses

Net other income in the year ended December 31, 2013 was $3.4 million, as compared to net other expenses of $0.8 million in the same period of 2012. Included in other income and expenses, there was government subsidy of $7.3 million and $2.4 million in the years ended December 31, 2013 and 2012, respectively. Excluding the impact of subsidy income, net other expenses increased by $0.8 million, mainly due to increase in interest expenses of $1.0 million.

Income Tax

We are exempted from income tax derived from our ocean fishing operations.

Net Income from continuing operations

Net income from continuing operations for the year ended December 31, 2013 was $45.5 million, or 37.1% of revenue, compared to $21.3 million, or 31.6% of revenue, in the same period of 2012.

(Amounts in thousands, except for percentage)

For the Years Ended December 31,
2013			2012
Revenue	Net income	Net margin	Revenue	Net income	Net margin

$122,668	$45,489	37.1%	$67,461	$21,298	31.6%

Foreign Currency Translation Gain

During the year ended December 31, 2013, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $8.2 million.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

Revenue

Revenue from continuing operations is derived from sales of aquatic products and fishing vessels rental. In the year ended December 31, 2011, revenue from sales of aquatic products and fishing vessels rental were $24.2 million and $1.4 million, respectively. Revenue in 2012 increased by 163.5% to $67.5 million from $25.6 million in 2011, primarily due to increase in sales of aquatic products, which accounted for 100% and 94.6% of the total revenue in the years ended December 31, 2012 and 2011, respectively.

In the year ended December 31, 2012, revenue derived from sales of aquatic products increased by 178.6% to $67.5 million from $24.2 million in the same period of 2011, primarily due to increase in sales volume as a result of the addition of 20 fishing vessels in 2012 and increased unit selling prices.

Our top 6 species of fish sold including ribbon fish, Indian white shrimp, croaker fish, squid, conger eel and pomfret together accounted for about 83% of revenue for 2012. The table below sets forth more detail regarding the revenue breakdown by different species of fish:

(Amounts in thousands, except for percentage and per unit data)

	For the Years Ended December 31,
	2012				2011
			Average	% of			Average	% of
	Revenue	Volume(KG)	price	Revenue	Revenue	Volume(KG)	price	Revenue
Ribbon fish	$29,163	15,229,701	1.91	43.2%	$12,800	9,522,550	1.34	50%
Indian white shrimp	9,659	1,275,801	7.57	14.3%	9	1,400	6.43	-
Croaker fish	8,306	4,740,661	1.75	12.3%	3,014	1,958,600	1.54	11.8%
Squid	3,436	1,192,555	2.88	5.1%	1,532	558,000	2.75	6.0%
Conger eel	2,928	830,115	3.53	4.3%	1,287	493,500	2.61	5.0%
Pomfret	2,283	1,318,409	1.73	3.4%	417	286,000	1.46	1.6%
Others	11,686	4,627,389	2.53	17.4%	5,157	2,279,371	2.26	20.2%
Total	$67,461	29,214,631	2.31	100.0%	$24,216	15,099,421	1.60	94.6%

Cost of Sales and Gross Margin

The following tables set forth our cost of sales and gross profit, both in amounts and as a percentage of revenue for the years ended December 31, 2012 and 2011:

(Amounts in thousands, except for percentage)

	For the Years Ended December 31,				Percentage
	2012		2011		Change
		% of		% of
	US$	Revenue	US$	Revenue	%
Revenue	$67,461	100.0%	$25,601	100.0%	163.5%
Cost of sales	41,876	62.1%	14,601	57.0%	186.8%
Gross profit	$25,585	37.9%	$11,000	43.0%	132.6%

	For the Years Ended December 31,
	2012			2011
	US$	% of COS	% of Revenue	US$	% of COS	% of Revenue

Fuel cost	$28,113	67.1%	41.7%	$8,564	58.7%	33.4%
Freight	4,893	11.7%	7.2%	2,017	13.8%	7.9%
Labor cost	3,072	7.3%	4.6%	1,008	6.9%	3.9%
Maintenance fee	2,675	6.4%	4.0%	1,604	11.0%	6.3%
Spare parts	1,189	2.8%	1.8%	770	5.3%	3.0%
License fee	1,059	2.5%	1.6%	122	0.8%	0.5%
Depreciation	441	1.1%	0.6%	438	3.0%	1.7%
Service fee	434	1.1%	0.6%	78	0.5%	0.3%
Total cost of sales	$41,876	100.0%	62.1%	$14,601	100.0%	57.0%

Cost of sales for the year ended December 31, 2012 was $41.9 million, representing an increase of 186.8% as compared to $14.6 million in the same period of 2011. The increase was principally due to increase in fuel cost for our fishing vessels as a result of the fleet expansion. Freight, labor cost and maintenance fee also increased which was in line with the increase in revenue.

Gross profit for the year ended December 31, 2012 was $25.6 million, representing an increase of 132.6% as compared to $11.0 million in the same period of 2011 as a result of business expansion. Gross margin decreased to 37.9% in the year ended December 31, 2012 from 43.0% in the same period of 2011, primarily due to the following reasons:

(i) 20 newly built vessels were put into operation in succession during 2012. In the initial stage, the equipment and machines of the new vessels also require a certain run-in time to reach design-capacity. Therefore, certain part of the cost incurred since April 2012 was mainly due to the experimental operation of the new vessels; and

(ii) the harvest volume of 2012 in Indian was approximately 4,424 tons, approximately 7,183 tons lower than that of 2011, due to an unusually slack season for fishing in India during 2012. Therefore, the much lower harvest volume in 2012 caused the gross margin decrease.

Selling, General and Administrative Expenses

The following table sets forth selling, general and administrative (SG&A) expenses, and income from operations both in amounts and as a percentage of revenue for the years ended December 31, 2012 and 2011:

(Amounts in thousands, except for percentage)

	For the Years Ended December 31,				Percentage
	2012		2011		Change
		% of		% of
	US$	Revenue	US$	Revenue	%
Gross profit	$25,585	37.9%	$11,000	43.0%	132.6%
Operating Expenses:
Selling expenses	(648)	(1.0)%	(384)	(1.5)%	68.9%
General & administrative expenses
Legal and professional fees	(2,741)	(4.0)%	(6)	-	49181.0%
Salaries and staff welfare	(179)	(0.3)%	(23)	(0.1)%	696.2%
Others	80	0.1%	(222)	(0.9)%	(135.8)%
Total G&A expenses	(2,840)	(4.2)%	(251)	(1.0)%	1029.9%
Total SG&A expenses	(3,488)	(5.2)%	(635)	(2.5)%	449.4%
Income from operations	$22,097	32.7%	$10,365	(40.5)%	113.2%

Total SG&A expenses increased by 449.4% to $3.5 million in the year ended December 31, 2012 from $0.6 million in the same period of 2011. The increase in SG&A expenses was primarily attributable to professional fees incurred for business combination and public listing, as well as our expanded scale of operations. As a percentage of revenue, SG&A expenses were 5.2% in the year ended December 31, 2012, compared to 2.5% in the same period of 2011.

Other Income and Expenses

Net other expenses in the year ended December 31, 2012 was $0.8 million, as compared to net other income of $0.1 million in the same period of 2011. Included in other income and expenses, there was government subsidy of $2.4 million and $0.8 million in the years ended December 31, 2012 and 2011, respectively. Excluding the impact of subsidy income, net other expenses increased by $2.4 million, mainly due to increase in interest expenses of $2.3 million.

Income Tax

We are exempted from income tax derived from our ocean fishing operations.

Net Income from continuing operations

Net income from continuing operations for the year ended December 31, 2012 was $21.3 million, or 31.6% of revenue, compared to $10.4 million, or 40.8% of revenue, in the same period of 2011.

(Amounts in thousands, except for percentage)

For the Years Ended December 31,
2012			2011
Revenue	Net income	Net margin	Revenue	Net income	Net margin

$67,461	$21,298	31.6%	$25,601	$10,440	40.8%

Foreign Currency Translation Gain

During the year ended December 31, 2012, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $4.1 million.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we had total cash of $8.2 million, a decrease of $2.2 million from cash of continuing operations at December 31, 2012.  Approximately $7.9 million is held in our Chinese subsidiary and VIEs.  The company has no plans to repatriate these funds.Our current assets totaled $28.8 million as of December 31, 2013 while our current liabilities totaled $51.2 million. We have financed our activities to date primarily through cash generated from operating activities and loans from the banks and related parties, private placements of our securities.

Working capital deficit

In spite of net working capital deficit of $22.4 million as of December 31, 2013, we believe that our operating cash flows and available capital will be sufficient to maintain our operations for at least the next 12 months.

We expect our operations in 2014 to have increased profitability based on the expanded fleet and operating capacity. We believe that our operating cash inflows from the increased operations will be sufficient to meet the bank interest or principal repayments and other current liabilities as when they fall due.

As of December 31, 2013, we had undrawn borrowing facilities of approximately $23 million available for future operating activities and to settle capital commitments. We have long-term and trustworthy cooperative relationship with major commercial banks in Fujian Province and based on our experience, we did not encounter difficulties in obtaining new bank loans.

In additional to bank loans and private placements, we may also consider alternative means of debt and equity financing, to support our future expansions.

As part of our efforts to expand our fishing capacity, we are continuing to actively explore opportunities to expand our fleet, and in June 2013, we expanded our fishing fleet from 40 to 86 vessels through a purchase transaction of 46 fishing trawlers from a related party for a total consideration of $410.1 million. We have financed the transaction through i) $200.0 million cash generated from operating activities; ii) the relief of $54.9 million outstanding amount of related party debt to be repaid by Fuzhou Honglong Ocean Fishery Co., Ltd., or “Hong Long”, the seller of vessels; and iii) an amount of $155.2 million in accordance with the terms of a promissory note issued by the Company to Hong Long. The total transaction value equals the fair market value of such fishing vessels as determined by management. In September 2013, we further increased our fleet to 106 vessels with the addition of 20 newly-built fishing trawlers. We have financed the vessel production cost of $26.1 million through cash generated from operating activities and financing activities.

As of December 31, 2013, we had approximately $8.2 million in cash, down $2.2 million from $10.4 million of cash from continuing operation at December 31, 2012. The following table summarizes our cash flows for each of the periods indicated:

(Amounts in thousands) clarify the portions from continuing operations in each of the titles of the following lines

	For the Years Ended
	December 31,
	2013	2012
Net cash provided by operating activities	$47,651	$42,558
Net cash used in investing activities	(335,642)	(77,051)
Net cash provided by financing activities	31,327	43,108
Net cash provided by discontinued operations	86,299	50,943
Effect of exchange rate on cash and cash equivalents	3,033	1,727
Cash and cash equivalents at beginning of year (1)	175,489	114,204
Cash and cash equivalents at end of year (2)	$8,157	$175,489

(1)	Includes cash and cash equivalents of discontinued operations of $165.1 million and $112.4 million at the beginning of the year in 2013 and 2012, respectively.

(2)	Includes cash and cash equivalents of discontinued operations of $nil and $165.1 million as of December 31, 2013 and 2012, respectively.

Operating activities

For the year ended December 31, 2013, cash provided by operating activities totaled $47.7 million compared to $42.6 million in the same period of 2012. This was primarily attributable to i) $45.5 million of earnings in 2013; ii) a $16.0 million increase in accounts payable due to the expansion of our fleet and growth of operations; and iii) a $12.7 million decrease in receipt in advance from customers as a result of delivery of our products.

Investing activities

For the year ended December 31, 2013, we had a net cash outflow of $335.6 million from investing activities. This was primarily attributable to: i) $200.0 million capital investment in acquisition of new fishing vessels as a part of our planned expansion; ii) a $56.8 million purchases of property, plant and equipment; and iii) $8.3 million proceeds from deferred income.

Financing activities

For the year ended December 31, 2013, we had a net cash inflow of $31.3 million from financing activities which was primarily driven by: i) $99.5 million proceeds from term loans and ii) $68.2 million outflow for the repayments of loans.

Off-Balance Sheet Arrangements

Guarantees and collateral provided to related parties

In October 2012, Pingtan Fishing entered into two pledge contracts with China Minsheng Banking Corp., Ltd. Pursuant to the terms of the pledge contracts,  Pingtan Fishing assigned 10 fishing vessels, as collateral to secure Hong Long’s long-term loans from the financial institution in amount of approximately $10.8 million, which are due on April 18, 2015. In addition to the collateral provided to Hong Long, Pingtan Fishing also guaranteed the repayment of $46.3 million for Hong Long’s long-term loans.

In August and September 2013, Pingtan Fishing entered into two pledge contracts with China Minsheng Banking Corp., Ltd. Pursuant to the terms of the pledge contracts, Pingtan Fishing assigned 12 fishing vessels, as collateral to provide maximum guarantees of $9.9 million to Hong Long’s term loans, which are due on June 25, 2014.

In December 2013, Pingtan Fishing entered into a guarantee agreement with Ping An Bank Co., Ltd. Pursuant to the terms of the guarantee agreement, Pingtan Fishing provide maximum guarantees approximately of $8.3 million to Hong Long’s credit line in amount of $16.5 million which is due on December 23, 2014.

As of the date of this Form 10-K, Pingtan Fishing did not receive any demand from the lender that collateralized properties are intended to be disposed of or to make any payments under the guarantee.

On January 6, 2014, the Company borrowed a short term loan from Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch, in amount of $1,849,120. The loan is due on March 25, 2014.

On January 20 and 21, 2014, the Company borrowed short term loans from Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch, in amounts of $1,717,040 and $3,501,660 respectively. These loans are due on April 15 and 20, 2014 respectively.

On Juanuary 15, 2014, the Company borrowed a short term loan from The Export-Import Bank of China, Fujian Branch, in amount of approximately $3,303,765. The loan is due on November 27, 2023.

Pursuant to the Shares Purchase Agreement (“the Agreement”) dated December 4, 2013, where the Company exited and sold China Dredging Group to Hong Long ("the buyer") (Please see Note 2 of consolidated financial statements included in this report), the Company is required to indemnify the buyer and the same indemnification responsibility applies to the buyer for the events arising out of any breach of the Agreement or the memorandum of agreement in relation to the sale, purchase and delivery of the vessels for two years until December 3, 2015 and will be liable for the full amount of damages that exceed $1,000,000.  The amount of damage shall be the amount finally determined by a court of competent jurisdiction or appropriate governmental administrative agency, or the amount agreed to upon settlement in accordance with the terms of the Agreement.

Contractual Obligations

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of December 31, 2013, the Company’s potential minimum cash obligation to these employees was approximately $10,059.

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided to use of a portion of the premises, and to provide clerical, administrative support and consultation services upon the agreement expires on December 31, 2014. The service fee is approximately $231,000 for the year ended December 31, 2013.

Pingtan Fishing leased office from Ping Lin. Pursuant to a rental agreement entered into on July 31, 2012 with three-year term, annual lease is $13,678. The total future minimum lease payments under non-cancellable operating leases with respect to service fee, cold storage warehouse and office as of December 31, 2013 were as follows:

Rental expenses and service fee under operating leases for the years ended December 31, 2013, 2012 and 2011 was $827,282, $307,559 and $488,861 respectively, of which $244,281, $212,043 and $488,861 are paid to the related parties.

	Payments due by period
Contractual Obligations	Total	< 1 year	1 – 3 years	3 – 5 years	> 5 years
Operating lease obligations
- related party transactions	$483,931	$475,837	$8,094	$-	$-
- non-related party transactions	244,637	244,637	-	-	-
Term Loan
- related party transactions	-	-	-	-	-
- non-related party transactions	83,837,157	29,337,430	48,965,922	3,055,982	2,477,823
Total	$84,565,725	$30,057,904	$48,974,016	$3,055,982	$2,477,823

Recent accounting pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

RESULTS OF OPERATIONS-DISCONTINUED OPERATION

PERIOD FROM JANUARY 1 TO DECEMBER 4, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

During the year ended December 31, 2013, we determined our Dredging businesses would be exited (see Note 2 - Discontinued Operations) in order to increase the focus on the Company's core operations and to improve overall profitability. In addition, we established certain targets in the areas of internal control in order to enhance the Company's profitability profile. As a result of this business exits, we believe the Company is better positioned to achieve improved future financial results.  The sale of our wholly owned subsidiary of CDGC is reflected as discontinued operations. The results of the business operations in prior years have been reclassify to conform with the 2013 presentation. Our operating results for the years ended December 31, 2013, 2012 and 2011 have been adjusted to properly reflect discontinued operation.  The transaction involved no cash and the Company’s $155.2 million, 4% promissory note due on June 19, 2015 would be forgiven.  We do not foresee there should be material impact on our liquidity and financial condition as a result of this disposal.  We also do not anticipate there shall be any contingencies which we shall require to accrue and include in our 2013 financials.

Revenue is derived from contract revenue of our dredging services. For the period from January 1 to December 4, 2013, revenue from dredging services decreased by 23.0% to $161.5 million from $209.6 million in the year ended December 31, 2012. This decrease was primarily due to decrease of dredging volume as: i) we terminated the leasing agreements of four dredgers in the second half of 2012 because these four dredgers did not fit our new BT project which has higher unit price; ii) four of our dredgers working in a project in northern China were only operated at 30% of their dredging capacity because of the unusually inclement weather in northern China during the first quarter of 2013. As a result, we only completed 63.0 million cubic meters of dredging volume in the period from January 1 to December 4, 2013, compared to 114.7 million cubic meters in the year ended December 31, 2012, representing a decrease of 45.1%.

(Amounts in thousands, except for percentage)

	For the Period from
	January 1 to December 4,		For the Year Ended		Percentage
	2013 (Disposal)		December 31, 2012		Change
		% of		% of
	US$	Revenue	US$	Revenue	%
Revenues	$161,497	100.0%	$209,619	100.0%	(23.0)%
Cost of revenue	90,352	55.9%	97,248	46.4%	(7.1)%
Gross profit	$71,145	44.1%	$112,371	53.6%	(36.7)%

Cost of sales for the period from January 1 to December 4, 2013 was $90.4 million, representing a decrease of 7.1% as compared to $97.2 million in the year ended 2012. The decrease was primarily due to decreases in costs of consumable parts and leasing fees for dredgers of $39.0 million which were in line with the drop in revenue of our dredging services; being partly offset by reclamation cost of $29.1 million incurred during the period for the BT project.

Gross margin decreased to 44.1% in the period from January 1 to December 4, 2013 from 53.6% in 2012, primarily due to the low gross margin of the BT project which accounted for 27.0% of revenue of our dredging services in the period from January 1 to December 4, 2013. In spite of the relatively high unit price, the BT project has a gross margin of about 20%, which is lower than that of regular dredging contracts. Gross profit for the period from January 1 to December 4, 2013 was $71.1 million, representing a decrease of 36.7% as compared to $112.4 million in the year ended 2012.

(Amounts in thousands, except for percentage)

	For the Period from January 1 to		For the Year Ended December		Percentage
	December 4, 2013 (Disposal)		31, 2012		Change
	US$	% of Revenue	US$	% of Revenue	%
Gross profit	71,145	44.1%	112,371	53.6%	(36.7)%
Operating Expenses:
Total G&A expenses	(6,839)	(4.2)%	(8,761)	(4.2)%	(21.9)%
Operating income	64,306	39.8%	103,610	49.4%	(37.9)%
Income before income taxes	67,252	41.6%	110,805	52.9%	(39.3)%
Income taxes	(15,341)	(9.5)%	(26,311)	(12.6)%	(41.7)%
Net income	51,911	32.1%	84,494	40.3%	(38.6)%

Total SG&A expenses decreased by 21.9% to $6.8 million in the period from January 1 to December 4, 2013 from $8.8 million in the year ended December 31, 2012. The decrease in SG&A expenses was primarily attributable to decrease in revenue tax for dredging services as a result of decrease in revenue of dredging services. The tax is calculated as 3% of revenue of dredging services. As a percentage of revenue of dredging services, SG&A expenses were 4.2% in the period ended December 4, 2013, and the year ended December 31, 2012.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

Revenue is derived from contract revenue of our dredging services. For the year ended December 31, 2012, revenue from dredging services decreased by 7.6% to $209.6 million from $227.0 million in the year ended December 31, 2011. This decrease was primarily due to decrease of dredging volume as we terminated the leasing agreements of four dredgers in the second half of 2012 because these four dredgers did not fit our new BT project which has higher unit price. As a result, we only completed 114.7 million cubic meters of dredging volume in 2012, compared to 126.6 million cubic meters in 2011, representing a decrease of 9.4%.

(Amounts in thousands, except for percentage)

	For the Year Ended		For the Year Ended		Percentage
	December 31, 2012		December 31, 2011		Change
		% of		% of
	US$	Revenue	US$	Revenue	%
Revenues	$209,619	100.0%	$226,953	100.0%	(7.6)%
Cost of sales	97,248	46.4%	98,907	43.6%	(1.7)%
Gross profit	$112,371	53.6%	$128,046	56.4%	(12.2)%

Cost of sales for the year ended December 31, 2012 was $97.2 million, representing a decrease of 1.7% as compared to $98.9 million in the year ended December 31, 2011. The decrease was primarily due to decreases in costs of consumable parts and leasing fees for dredgers which were in line with the drop in revenue of our dredging services.

Gross margin decreased to 53.6% in 2012 from 56.4% in 2011. In 2012, average unit price increased by 2.2% compared to 2011, while average unit construction cost in 2012 increased by 9.0% compared to 2011. Gross profit in 2012 was $112.4 million, representing a decrease of 12.2% as compared to $128.0 million in 2011.

(Amounts in thousands, except for percentage)

	For the Year Ended December 31,		For the Year Ended December		Percentage
	2012		31, 2011		Change
	US$	% of Revenue	US$	% of Revenue	%
Gross profit	112,371	53.6%	128,046	56.4%	(12.2)%
Operating Expenses:
Total G&A expenses	(8,761)	(4.2)%	(9,445)	(4.2)%	(7.2)%
Operating income	103,610	49.4%	118,601	52.3%	(12.6)%
Income before income taxes	110,805	52.9%	126,499	55.7%	(12.4)%
Income taxes	(26,311)	(12.6)%	(30,107)	(13.3)%	(12.6)%
Accretion of discount on Class A Preferred Shares	-	-	(6,135)	(2.7)%	-
Net income	84,494	40.3%	90,257	39.8%	(6.4)%

Total SG&A expenses decreased by 7.2% to $8.8 million in the year ended December 31, 2012 from $9.4 million in the year ended December 31, 2011. The decrease in SG&A expenses was primarily attributable to decrease in revenue tax for dredging services as a result of decrease in revenue of dredging services. The tax is calculated as 3% of revenue of dredging services. As a percentage of revenue of dredging services, SG&A expenses were 4.2% in 2012 and 2011.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Oil cost accounts for over 60% of our total cost of sales. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil for used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at December 31, 2013 and did not employ any commodity price derivatives in 2013.

Foreign Currency Exchange Rate Risk

While our reporting currency is the USD, a significant portion of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Furthermore, a significant portion of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between USD and RMB.

The value of the RMB against the USD and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Since July 2005, the RMB has not been pegged to the USD. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the USD in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

If the RMB depreciates against the USD, the value of our RMB revenues, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $1.9 million based on our revenues, costs and expenses, assets and liabilities denominated in RMB as of December 31, 2013. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $83.8 million as of December 31, 2013. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our earnings and cash flows by approximately $0.8 million. The potential change in cash flows and earning is calculated based on the change in the net interest expense over a one year period due to an immediate 100 basis point change in interest rates.

Inflation Risk

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of total revenues if the selling prices of our products do not increase with these increased costs.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F1
Consolidated Balance Sheets at December 31, 2013 and 2012	F2 - F3
Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011	F4
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011	F5
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011	F6
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	F7 - F8
Notes to Consolidated Financial Statements	F9 - F41

Financial Statement Schedules (Item 15(a)(2))

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive officer and Chief Financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2013.

We performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with US GAAP. These measures included, among other things, expansion of our year-end closing procedures, including the consolidation process, and dedication of significant internal resources and external consultants to scrutinize account analyses and reconciliations at a detailed level. As a result, we concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2013, based on the framework and criteria established in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the material weakness in our internal control over financial reporting as of December 31, 2013 that we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of US GAAP commensurate with our financial reporting requirements.

We concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2013 because we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of US GAAP commensurate with the financial reporting requirements.

Plan for Remediation of Material Weaknesses

In response to the identified material weaknesses, our management, with oversight from our audit committee, has dedicated significant resources, including the engagement of external consultants to support management and additional training for the senior management and staff in its efforts to improve our control environment and to remedy the identified material weakness.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, UHY VOCATION HK CPA LIMITED, has issued an audit report with respect to our internal control over financial reporting, which appears in this Part II, Item 9A of this Annual Report on Form 10-K.

Changes in Internal Controls

As disclosed in the quarterly reports for the quarters ended March 31, June 30, and September 30, 2013, our management evaluated and concluded that our internal control over financial reporting was not effective as of March 31, June 30, and September 30, 2013, due to the identification of a material weakness. The material weakness we identified was that none of our employees had any formal training in U.S. GAAP and SEC rules and regulations.

During the period covered by this Annual Report on Form 10-K, we have undertaken significant steps to remediate the material weakness described above and to improve our internal control over financial reporting. On April 18, 2013, we appointed Mr. Roy Yu as Chief Financial Officer of the Company. Mr. Yu has over 8 years’ experience in senior management roles in U.S. listed companies and served as Chief Financial Officer or senior financial executive for three companies. Prior to joining the Company, Mr. Yu served as the Chief Financial Officer of Lihua International, Inc. (NASDAQ: LIWA). Mr. Yu attended London Southbank University from 2001 to 2004, where he holds a degree in accounting and finance. In 2005, Mr. Yu was trained in Sarbanes-Oxley Act compliance. On May 6, 2013, the Company appointed Mr. Lam Man Fung as Financial Controller of the Company. Prior to joining the Company, Mr. Lam served as Financial Controller of Shouguang Dili Agri-products Group Company Limited. From 2005 to 2009, Mr. Lam was a senior auditor of Ernst & Young. Management believes Mr. Yu and Mr. Lam will bring to the Company necessary professional knowledge and will lead the Company in taking remediation steps necessary to address the material weakness described above, regarding that none of the Company’s employees had any formal training in U.S. GAAP and SEC rules and regulations. On May 16, 2013, the Company appointed an independent compliance consultant of the Company to review and advise on the Company’s system of internal control over financing reporting pursuant to the Section 404 requirements of the Sarbanes-Oxley. We have taken further steps to improve our internal control over financial reporting. We have engaged a PCAOB registered and inspected public accounting firm in the United States to provide consulting services to us in matters involving U.S. GAAP and SEC rules and regulations. We have also trained our accounting, internal audit and finance staff with these functions, and implemented additional financial and management controls, reporting systems and procedures.

We believe that our remediation measures and our continuing plan have significantly remediated the material weakness.

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF PINGTAN MARINE ENTERPRISE LTD.

We have audited Pingtan Marine Enterprise Ltd. and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, appearing in Item 15. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF PINGTAN MARINE ENTERPRISE LTD. (Continued)

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company did not maintain effective monitoring controls to determine the adequacy of its internal control over financial reporting and related policies and procedures because the Company did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of US GAAP commensurate with its financial reporting requirements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 financial statements, and this report does not affect our report dated March 7, 2014 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Pingtan Marine Enterprise Limited and its subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in internal control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows of Pingtan Marine Enterprise Ltd and its subsidiaries and our report dated March 7, 2014 expressed an unqualified opinion.

/s/ UHY VOCATION HK CPA LIMITED
Certified Public Accountants
Hong Kong, the People’s Republic of China,
March 7, 2014

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a)	Directors of the Registrant.

Information with respect to our Directors is set forth under the heading “Election of Directors” in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to our executive officers is set forth under the heading “Management” in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning our audit committee is set forth under the heading “Committee Composition” in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning our audit committee financial expert is set forth under the heading “Committee Composition” in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Corporate Governance/Nominating Committee.

Information concerning any material changes to the way in which security holders may recommend nominees to our Board of Directors is set forth under the heading “Director Nominations” in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

g)	Code of Ethics for Chief Executive Officer and Senior Financial Officers.

We have adopted a Code of Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The Code of Ethics was filed with the US Securities and Exchange Commission on April 6, 2011, on our Registration Statement on Form S-1, as amended, and is incorporated herein by reference. Any amendments to the Code of Ethics or any grant of a waiver from the provisions of the Code of Ethics requiring disclosure under applicable Securities and Exchange Commission rules will be disclosed on our website.

ITEM 11.   EXECUTIVE COMPENSATION

Information regarding executive compensation, including the “Compensation Discussion and Analysis,” and the “Compensation Committee Report” is set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management appearing under “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 Financial Statements and Financial Statement Schedules

 (1) Financial Statements:
 Financial statements are shown in the Index to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:
Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

(3) Exhibits

Exhibit
No.	Description
2.1
Agreement and Plan of Merger, dated as of October 24, 2012, by and between China Growth Equity Investment Ltd., China Dredging Group Co., Ltd., China Growth Dredging Sub Ltd., and Xinrong Zhuo (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on October 30, 2012)

2.2
Share Purchase Agreement, dated as of October 24, 2012, by and among China Growth Equity Investment Ltd, Merchant Supreme Co., Ltd., Prime Cheer Corporation Limited, Xinrong Zhuo, Fujian Provincial Pingtan County Ocean Fishing Group Co., Heroic Treasure Limited and Fuzhou Honglong Ocean Fishery Co., Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on October 30, 2012)

3.1
Amended and Restated Memorandum and Articles of Association of Pingtan Marine Enterprise Ltd. filed with the Cayman Islands Registrar of on February 26, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

3.2
Articles and Plan of Merger, filed with the Registry of Corporate Affairs of the British Virgin Islands on February 25, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013))

3.3
Certificate of Merger, filed with the Registry of Corporate Affairs of the British Virgin Islands on February 25, 2013 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

3.4
Amended and Restated Memorandum of Association of China Dredging Group Co., Ltd. (incorporated by reference to Exhibit 1.1 to China Dredging Group Co., Ltd.’s Annual Report on Form 20-F (File No. 000-53465) filed with the Securities and Exchange Commission on November 2, 2010)

3.5
Articles of Association of China Dredging Group Co., Ltd. (incorporated by reference to Exhibit 1.2 to China Dredging Group Co., Ltd.’s Annual Report on Form 20-F (File No. 000-53465) filed with the Securities and Exchange Commission on November 2, 2010)

4.1	Specimen Ordinary Share (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)
4.2
Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

4.3
Warrant Agreement and between American Stock Transfer & Trust Company and China Growth Equity Investment Ltd. dated May 26, 2011. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-173323) filed with the Securities and Exchange Commission on May 20, 2011)

10.1
Master Agreement by and between Pingtan Marine Enterprise Ltd. and Fuzhou Honglong Ocean Fishery Co., Ltd., dated June 19, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on June 25, 2013)

52

10.2
Promissory Note issued by the Company, dated June 19, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on June 25, 2013).

10.3
Share Purchase Agreement by and between Pingtan Marine Enterprise Ltd. and Fuzhou Honglong Ocean Fishery Co., Ltd., dated December 4, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on December 9, 2013).

10.4
Employment Contract between Pingtan Marine Enterprise Ltd. and Roy Yu, dated April 18, 2013. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on April 19, 2013). **

10.5	Employment Agreement between Pingtan Marine Enterprise Ltd. and Xinrong Zhuo, dated October 26, 2013.* **
21.1	List of Subsidiaries*
23.1	Consent of Fried UHY VOCATION HK CPA LIMITED*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed Herein
**	Indicates a management contract or compensatory plan or arrangement

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Pingtan Marine’s Annual Report on Form 10-K for the year ended December 31, 2013, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2014

Pingtan Marine Enterprise Ltd.

By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Xinrong Zhuo	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 10, 2014
Xinrong Zhuo

/s/ Roy Yu	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2014
Roy Yu

/s/ Lin Bao	Director	March 10, 2014
Lin Bao

/s/ Yeliang Zhou	Director	March 10, 2014
Yeliang Zhou

/s/ Zengbiao Zhu	Director	March 10, 2014
Zengbiao Zhu

/s/ Xuesong Song	Director	March 10, 2014
Xuesong Song

/s/ Jin Shi	Director	March 10, 2014
Jin Shi

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS	Pages

Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets as of December 31, 2013 and 2012	F2 - F3

Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011	F4

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011	F5

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011	F6

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	F7 - F8

Notes to the Consolidated Financial Statements	F9 - F41

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
PINGTAN MARINE ENTERPRISE LTD.

We have audited the accompanying consolidated balance sheets of Pingtan Marine Enterprise Ltd. and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pingtan Marine Enterprise Ltd. and its subsidiaries as of December 31, 2013 and 2012, and the consolidated results of its income and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated , expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness at the Company’s internal control over financial reporting.

/s/ UHY VOCATION HK CPA LIMITED
Certified Public Accountants

Hong Kong, the People’s Republic of China,
March 7, 2014

F1

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN U.S. DOLLARS)

	December 31,
	2013	2012
		(A)
Assets
Current assets
Cash	$8,156,599	$10,426,140
Notes receivable (banker's acceptances) transferred from related parties	-	3,645,817
Accounts receivable	9,133,130	11,478,436
Inventories	9,095,736	194,331
Prepaid expenses	2,380,874	410,966
Other receivables	11,665	29,885
Advances to related parties	-	49,802,821
Assets of discontinued operations	-	361,460,444
Total current assets	28,778,004	437,448,840

Other assets
Other receivables	1,213,440	-
Long-term investment	3,468,953	3,328,789
Deposit on potential Joint Venture	-	6,090,302
Prepaid fixed asset deposits	1,928,700	-
Prepaid operating license rights	215,381,356	-
Property, plant and equipment, net	107,178,269	37,141,906
Total other assets	329,170,718	46,560,997

Total assets	$357,948,722	$484,009,837

Liabilities and equity
Current liabilities
Accounts payable - third parties	$2,184,964	$70,732
- related parties	13,807,605	5,765,632
Receipt in advance - third parties	297,034	-
- related parties	-	12,681,102
Short-term loans	9,085,353	25,169,260
Long-term loans - current portion	20,252,077	8,094,308
Accrued liabilities and other payables	3,851,047	1,033,784
Advances from related parties	-	153,961
Deferred income	1,733,485	-
Liabilities of discontinued operations	-	14,052,751
Total current liabilities	51,211,565	67,021,530

Other liabilities
Long-term loans, net of current portion	54,499,727	16,689,321
Total other liabilities	54,499,727	16,689,321
Total liabilities	$105,711,292	$83,710,851

F2

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (…/CONT’D)
(IN U.S. DOLLARS)

	December 31,
	2013	2012
		(A)
Shareholders' equity
Ordinary shares, 225,000,000 shares authorized with $0.001 per share; 79,055,053 shares issued and outstanding as of December 31, 2013 and 2012	79,055	79,055
Additional paid-in capital	-	141,381,098
Statutory reserves	22,410,773	19,386,642
Retained earnings	199,341,512	217,224,220
Accumulated other comprehensive income	30,406,090	22,227,971
Total shareholders' equity	252,237,430	400,298,986

Total liabilities and shareholders' equity	$357,948,722	$484,009,837

(A)
Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Limited) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2011 rather than on February 25, 2013. Assets and liabilities of discontinued operations are retrospectively reclassified as of December 31, 2012 after taking into account of the Company’s plan to sell China Dredging Group Co., Ltd. and its subsidiaries to an affiliate of the Company’s Chairman, CEO and major shareholder, Mr. Xinrong Zhuo.

See accompanying notes to consolidated financial statements

F3

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN U.S. DOLLARS)

	Year Ended December 31,
	2013	2012	2011(A)

Revenue	$122,667,769	$67,461,468	$25,600,636

Cost of revenue	(75,760,033)	(41,876,140)	(14,600,579)

Gross profit	46,907,736	25,585,328	11,000,057

Selling and marketing expenses	(1,618,278)	(647,850)	(383,472)

General and administrative expenses	(3,191,637)	(2,839,848)	(251,343)

Operating income	42,097,821	22,097,630	10,365,242

Other income/(expense)
Investment income	69,519	15,138	-
Interest income	8,250	3,276	2,349
Interest expenses	(4,171,989)	(3,176,920)	(844,650)
Subsidy income	7,338,273	2,363,575	830,446
Sundry income	2,144	-	-
Gain/(Loss) on foreign exchange, net	144,740	(5,113)	86,950
Total other income/(expense)	3,390,937	(800,044)	75,095

Income from continuing operations before income taxes	45,488,758	21,297,586	10,440,337

Income tax expense	-	-	-

Net income from continuing operations	45,488,758	21,297,586	10,440,337

Net income from discontinued operations, net of income tax expense	51,910,662	84,494,428	90,257,249

Consolidated net income	$97,399,420	$105,792,014	$100,697,586

Basic and diluted earnings per share
- From continuing operations	$0.58	$0.27	$0.13

- From discontinued operations	0.65	1.07	1.14
- Net income	$1.23	$1.34	$1.27

Weighted average number of ordinary shares outstanding
- Basic and diluted	79,055,053	79,055,053	79,055,053

(A)	Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Ltd.) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2011 rather than on February 25, 2013.

See accompanying notes to consolidated financial statements.

F4

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN U.S. DOLLARS)

	Year Ended December 31,
	2013	2012	2011 (A)

Net income	$97,399,420	$105,792,014	$100,697,586

Other comprehensive income
Foreign currency translation gain	8,178,119	4,113,599	11,654,835
Unrealized change in fair value of available-for-sale investment	-	(717)	-
Total comprehensive income	$105,577,539	$109,904,896	$112,352,421

(A)	Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Ltd.) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2011 rather than on February 25, 2013.

See accompanying notes to consolidated financial statements.

F5

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(IN U.S. DOLLARS)

	Ordinary Shares, with					Accumulated
	Par Value of 0.001 per share		Additional			other	Total
	Number of		paid-in	Statutory	Retained	comprehensive	shareholders'
	Shares	Amount	capital	reserves	earnings	income	equity
Balance as of January 1, 2011 (A)	6,250,000	$2,358	$5,153,278	$-	$(155,635)	$-	$5,000,001
Increase of 122,875 shares subject to possible conversion at December 31, 2012	-	(125)	(1,234,770)	-	1,234,895	-	-
Redemption of shares	(4,409,947)	(393)	393	-	-	-	-
Business combination between China Dredging Group Co., Ltd. and Merchant Supreme Co., Ltd.	77,215,000	77,215	137,462,197	16,863,090	117,970,926	18,115,089	290,488,517
Balance as of January 1, 2012	79,055,053	$79,055	$141,381,098	$16,863,090	$119,050,186	$18,115,089	$295,488,518
Net income	-	-	-	-	100,697,586	-	100,697,586
Appropriation to statutory reserves	-	-	-	2,523,552	(2,523,552)	-	-
Foreign currency translation gain	-	-	-	-	-	4,112,882	4,112,882
Balance as of January 1, 2013	79,055,053	$79,055	$141,381,098	$19,386,642	$217,224,220	$22,227,971	$400,298,986
Net income	-	-	-	-	97,399,420	-	97,399,420
Appropriation to statutory reserves	-	-	-	3,024,131	(3,024,131)	-	-
Foreign currency translation gain	-	-	-	-	-	8,178,119	8,178,119
Disposal of China Dredging Group Co., Ltd.	-	-	134,691,699	-	-	-	134,691,699
Acquisition of fishing vessels from related party	-	-	(276,072,797)	-	(112,257,997)	-	(388,330,794)
Balance as of December 31, 2013	79,055,053	$79,055	-	$22,410,773	$199,341,512	$30,406,090	$252,237,430

(A)
Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Ltd.) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2011 rather than on February 25, 2013.

See accompanying notes to consolidated financial statements.

F6

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN U.S. DOLLARS)

	Year Ended December 31,
	2013	2012	2011 (A)

Cash flows from operating activities
Net income(3)	$97,399,420	$105,792,014	$100,697,586
Discontinued operations, net of tax (3)	(51,910,662)	(84,494,428)	(90,257,249)
Income from continuing operations	45,488,758	21,297,586	10,440,337

Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation of property, plant and equipment	3,297,751	2,983,086	1,917,747
Available-for-sales financial instrument fair value adjustment	-	-	705
Short term investment income	-	(15,860)	-
Amortization of operating license rights	720,339	-	-

Changes in operating assets and liabilities
Accounts receivable - third parties	2,788,320	(10,562,176)	1,627,853
- related parties	-	4,584,509	(3,426,607)
Other receivables	19,201	6,797,156	(323,246)
Prepaid expenses	(1,925,477)	(218,759)	(157,077)
Inventories	(8,766,511)	2,397,340	(1,848,587)
Accounts payable - third parties	2,081,172	(43,377)	(73,055)
- related parties	13,944,394	3,060,668	(1,423,494)
Receipt in advance - third parties	292,802	(1,160,618)	771,142
- related parties	(13,026,770)	12,675,074	-
Accrued liabilities and other payables	2,737,334	763,533	204,254
Net cash provided by operating activities from continuing operations	47,651,313	42,558,162	7,709,972

Cash flows from investing activities
Payment for long term investment	-	(2,661,766)	(649,752)
Proceeds from disposition of / (payment for) short-term investment	-	808,052	(774,220)
Proceeds from deferred income	8,320,882	-	-
Payment for fixed asset deposits	(1,901,220)	-	-
Purchase of property, plant and equipment	(256,831,561)	(33,692,090)	(7,086,080)
Advance to related parties	(312,569)	(41,505,027)	(21,574,926)
Disposal of subsidiaries, net of cash	(84,917,899)	-	-
Net cash used in investing activities from continuing operations	(335,642,367)	(77,050,831)	(30,084,978)

Cash flows from financing activities
Proceeds from short-term loans	43,713,708	51,384,055	21,337,156
Repayment of short-term loans	(60,613,140)	(48,079,121)	(10,055,693)
Proceeds from long-term loans	55,811,568	26,617,656	-
Repayment of long-term loans	(7,584,023)	(1,845,808)	-
Proceeds from capital injection	-	5,955,756	-
Advance from related parties, net of reception in form of note
receivable	(777)	9,075,004	12,361,389
Net cash provided by financing activities from
continuing operations	31,327,336	43,107,542	23,642,852

F7

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (…/CONT’D)
(IN U.S. DOLLARS)

	Year Ended December 31,
	2013	2012	2011 (A)
Cash flow from discontinued operations
Net cash provided by operating activities from discontinued operations	79,605,841	92,587,488	67,151,092
Net cash provided by/(used in) investing activities from discontinued operations	7,099,979	(42,204,987)	(47,811,882)
Net cash (used in)/provided by financing activities from discontinued operations	(407,030)	560,216	12,408
Net cash provided by discontinued operations	86,298,790	50,942,717	19,351,618

Effect of exchange rate	3,032,812	1,726,785	4,565,872

Net (decrease)/increase in cash	(167,332,116)	61,284,375	25,185,336

Cash at the beginning of year (1)	175,488,715	114,204,340	89,019,004

Cash at the end of year (2)	$8,156,599	$175,488,715	$114,204,340

Supplemental disclosure of cash flow information:

Cash paid:
From discontinued operations
Income tax paid	$17,278,643	$29,324,336	$26,956,670

From continuing operations
Interest paid	$4,060,069	$3,428,193	$952,200

Supplemental disclosure of non-cash transaction eliminated in above:

Banker's acceptance notes received from related parties	$3,745,196	$-	$-

Purchase of prepaid operating license rights	$216,101,695	$-	$-

Purchase of property, plant and equipment by setting off
advances to related parties	$55,064,953	$-	$-

Deposit on setting up Joint Venture netted of accounts payable -
related party	$6,090,302	$-	$-

(1)	Includes cash and cash equivalents of discontinued operations of $165,062,575, $112,409,544 and $88,532,472 at the beginning of the year in 2013, 2012 and 2011, respectively.

(2)	Includes cash and cash equivalents of discontinued operations of $nil, $165,062,575 and $112,409,544 as of December 31, 2013, 2012 and 2011, respectively.

(3)	Total net income and net income from discontinued operations, net of tax included accretion of discount on Class A Preferred Shares in amount of $6,135,012.

(A)
Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Limited) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2011 rather than on February 25, 2013.

See accompanying notes to consolidated financial statements.

F8

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Merchant Supreme, through its PRC Variable Interest Entity (“VIE”), Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd. (“Pingtan Fishing”) engages in ocean fishery with its owned and licensed vessels within Indian EEZ and Arafura Sea of Indonesia. Pingtan Fishing is ranked highly as one of the leading private (not state-owned) supplier and trader of oceanic aquatic products in PRC.

CGEI and CDGC entered into the Merger Agreement dated October 24, 2012, providing for the combination of CGEI and CDGC.  Pursuant to the Merger Agreement, CDGC continued as the surviving company and a wholly-owned subsidiary of CGEI.  CGEI also acquired all of the outstanding capital shares and other equity interests of Merchant Supreme as per Share Purchase Agreement dated October 24, 2012.  Following the completion of the business combination held on February 25, 2013, CDGC and Merchant Supreme became the wholly-owned subsidiaries of the Company.  The ordinary shares, par value $0.001 per share are listed on The NASDAQ Capital Market under the symbol “PME”.

On June 19, 2013, the Company entered into a master agreement with a related company, Fuzhou Honglong Ocean Fishery Co., Ltd (“Hong Long”) to acquire 46 fishing vessels with total consideration of $410.1 million representing the fair market value on the date of acquisition. The major shareholder of Hong Long is Ms. Ping Lin, spouse of Xinrong Zhuo (“Mr. Zhuo”), the Company’s Chairman and CEO, who holds 66.5% whereas the remaining two shareholders, Mr. Zhuo’s cousins, hold 33.5%.  Mr. Zhuo currently holds about 56.2% of PME. The transaction between PME and Hong Long is accounted as common control transaction. Based on Accounting Standards Codification ("ASC") 805-50, PME recorded the value of $21.8 million as the cost of the vessels which was the net carrying amount recorded in Hong Long's books at the date of transfer. The balance of $388.3 million above cost was treated as a return of capital in the equity accounts. $112.3 million was recorded as a reduction in retained earnings and the balance of $276.1 million applied to additional paid-in capital.

On September 1, 2013, the Company and Hong Long further entered into a Memorandum that Hong Long assigned its operating rights of 20 vessels under a license agreement to Pingtan Fishing. Subsequent to the licensing of the operating rights, Pingtan Fishing is entitled to 100% operation and operating results from vessels from September 1, 2013 onwards. The ownership of the vessels and the licenses are not allowed to be transferred to Pingtan Fishing under the Central Renovation Project Grant Funds requirement.

F9

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION (…/Cont’d)

On December 4, 2013, 25-year operating license rights to the 20 new fishing vessels assigned from Hong Long to the Company as part of the sale consideration on the disposal of CDGC and its subsidiaries. The license operating rights fair market value was estimated at $216.1 million. The value of license rights are recorded in the prepaid operating license rights.

On December 4, 2013, the Company completed the sale of CDGC and its subsidiaries. (See Note 2)

Details of the Company’s subsidiaries and VIEs which are included as continuing operations in these consolidated financial statements as of December 31, 2013 are as follows:

Name of subsidiaries	Place and date of incorporation	Percentage of ownership	Principal activities

Merchant Supreme Co., Ltd. (“Merchant Supreme”)	BVI, June 25, 2012	100% held by PME	Intermediate holding company

Prime Cheer Corporation Ltd. (“Prime Cheer”)	Hong Kong, May 3, 2012	100% held by Merchant Supreme	Intermediate holding company

Pingtan Guansheng Ocean Fishing Co., Ltd. ("Pingtan Guansheng")	PRC, October 12, 2012	100% held by Prime Cheer	Intermediate holding company

The following wholly owned or majority owned VIE’s are consolidated into financial statements.

Name of VIEs

Fujian Provincial Pingtan County Fishing Group Co., Ltd. (“Pingtan Fishing”)
Pingtan Dingxin Fishing Information Consulting Co., Ltd. (“Pingtan Dingxin”)
Pingtan Duoying Fishing Information Consulting Co., Ltd. (“Pingtan Duoying”)
Pingtan Ruiying Fishing Information Consulting Co., Ltd. (“Pingtan Ruiying”)

2.	DISCONTINUED OPERATIONS

In order to place increased focus on fishing business and pursue more effective growth opportunities, the Company decided to exit and sell the specialized dredging services currently operated by China Dredging to its affiliate, Hong Long, and the sale was completed on December 4, 2013 with payment in kind consideration of $543.8 million. Pursuant to ASC Topic 205-20, Presentation of Financial Statements-Discontinued Operations, the business of CDGC is considered as a discontinued operation because: (a) the operations and cash flows of CDGC were eliminated from the Company’s operations; and (b) the Company would not have ability to influence the operation or financial policies of CDGC subsequent to the sale.

F10

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

2.	DISCONTINUED OPERATIONS (…/Cont’d)

The payment consideration for the sale consisted of following items:

(a)	offset the Company's current $155.2 million promissory note which matures on June 19, 2015 and bears an interest rate of 4%;
(b)	the transfer to the Company of the 25-year license operating rights for 20 new fishing vessels, with such rights appraised at $216.1 million at the fair market value; and
(c)	offset of current accounts of $172.5 million made between the Company and CDGC.

The net assets of CDGC and its subsidiaries at the date of the sale was $236.6 million (after offsetting current accounts of $172.5 million made between the Company and CDGC), the disposal resulted in a net gain of $134.7 million, which was presented as part of additional paid-in capital for the year ended December 31, 2013 as it was sold to a related party with common control.

The results of operation of CDGC and its subsidiaries have been presented as a discontinued operations for the years ended December 31, 2013, 2012 and 2011. The following table provides the financial results included in net income from discontinued operations during the periods presented:

	January 1 to	January 1 to	January 1 to
	December 4 ,	December 31,	December 31,
	2013	2012	2011

Revenue	$161,497,136	$209,619,489	$226,953,070

Income from discontinued operations before income tax	$67,251,697	$110,805,122	$126,499,331

Income tax	$(15,341,035)	$(26,310,694)	$(30,107,070)

Net income from discontinued operations	$51,910,662	$84,494,428	$90,257,249

The carrying amounts of the major classes of assets and liabilities as of December 4, 2013 (disposal date) and December 31, 2012 were as follows:

	December 4,	December 31,
	2013	2012

Cash	$84,917,899	$165,062,575
Other current assets	28,821,788	36,613,112
Non - current assets	148,710,213	159,784,757
Total assets of discontinued operations	$262,449,900	$361,460,444

Current liabilities	$25,873,709	$14,052,751

Net asset disposed	$236,576,191

F11

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying audited consolidated financial statements and related notes have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and VIEs in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements of the Company have been prepared as if the existing corporate structure had been in existence throughout the periods presented and as if the reorganization had occurred as of the beginning of the earliest period presented.

On December 4, 2013, the Company sold its 100% interest in CDGC and its subsidiaries to Hong Long. As such, CDGC’s assets and liabilities have been classified on the balance sheet as assets and liabilities of discontinued operations as of December 31, 2012. The operating results of CDGC have been classified as discontinued operations in our statements of operations for all years presented. Unless otherwise indicated, all disclosures and amounts in the notes to the consolidated financial statements relate to the Company’s continuing operations.

Reclassifications

Certain prior year information has been reclassified to be comparable with the current period presentation. This reclassification has no effect on previously reported net income.

(b)	Consolidation of VIE

The Company has no direct or indirect legal or equity ownership interest in Pingtan Fishing. Moreover, another set of VIE agreements have been entered between Pingtan Guansheng and the shareholders of Pingtan Fishing. The shareholders of Pingtan Fishing also have assigned all their rights as shareholders, including voting rights and disposition rights of their equity interest in Pingtan Fishing to Pingtan Guansheng, our direct, wholly-owned subsidiary. Accordingly, by virtue of the VIE Agreements, Pingtan Guansheng is the primary beneficiary of Pingtan Fishing as defined by ASC 810 “Consolidation of Variable Interest Entities”. Therefore, Pingtan Fishing is consolidated as VIE.

In accordance with ASC 810-10-15-14, Pingtan Fishing and its subsidiaries; namely Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying are deemed VIEs for two reasons. First, the equity stockholders of Pingtan Fishing do not significantly enjoy the benefits of income or suffer the consequences of losses. Second, the equity stockholders of Pingtan Fishing do not possess the direct or indirect ability through voting or similar rights to make decisions regarding their activities that have a significant effect on the success of Pingtan Fishing. Therefore, in accordance with ASC 810-10-25-38A, the Company is deemed to be the primary beneficiary of Pingtan Fishing and the financial statements of Pingtan Fishing are consolidated in the Company’s consolidated financial statements.

F12

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(b)	Consolidation of VIE (…/Cont’d)

The following tables show the assets and liabilities of the Company’s VIEs after eliminating the intercompany balances as of December 31, 2013 and 2012. The VIEs include Pingtan Fishing Group which comprises of Pingtan Fishing itself and its three subsidiaries; namely Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying. The creditors of Pingtan Fishing Group do not have recourse against the general creditors of their primary beneficiaries or other Group members.

	December 31,
	2013	2012

ASSETS
Cash	$7,736,308	$6,710,472
Notes receivable (banker's acceptances) transferred from related parties	-	3,645,817
Accounts receivable	9,133,130	11,478,436
Other receivables	1,225,073	29,885
Advances to related parties	-	49,802,897
Inventories	9,095,736	194,331
Prepaid expenses	2,378,054	386,966
Long-term investment	3,468,953	3,328,789
Deposit on potential Joint Venture	-	6,092,302
Prepaid fixed asset deposits	1,928,700	-
Property, plant and equipment, net	107,178,269	37,141,906
	$142,144,223	$118,811,801

LIABILITIES
Accounts payable - third parties	$2,184,964	$70,732
- related parties	13,807,605	5,765,632
Receipt in advance - third parties	297,034	-
- related parties	-	12,681,102
Short-term loans	9,085,353	25,169,260
Accrued liabilities and other payables	3,631,622	1,033,640
Long-term loans	74,751,804	24,783,629
Deferred income	1,733,485	-
	$105,491,867	$69,503,995

F13

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(b)	Consolidation of VIE (…/Cont’d)

The following tables show the revenue and cost of revenue, and net income of the Company’s VIEs after eliminating the intercompany balances for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011

Revenue	$122,667,769	$67,461,468	$25,600,636

Cost of revenue	$(75,039,694)	$(41,876,140)	$(14,600,579)

Net income attributable to the Company	$48,524,935	$23,667,802	$10,440,337

(c)	Use of estimates

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

	December 31,
	2013	2012
Balance sheet items, except for equity accounts	RMB6.0537=$1	RMB6.3086=$1
	HKD7.7539=$1	HKD7.7507=$1

	Year Ended December 31,
	2013	2012	2011
Items in statements of income and cash flows	RMB6.1412=$1	RMB6.3116=$1	RMB6.4640=$1
	HKD7.7565=$1	HKD7.7556=$1	HKD7.7793=$1

F14

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(e)	Cash

Cash consists of cash on hand and at banks.

(f)	Accounts receivable

The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to independent customers are within 180 days after customers received the purchased goods.

The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews customer credit worthiness, past transaction history, and changes in payment terms when determining the adequacy of these allowances. Accounts are written off against the allowance when it becomes evident collection will not occur.

No allowance for doubtful accounts has been provided for accounts receivable from third party customers for the years ended December 31, 2013 and 2012, respectively. The company collected a majority of receivable balances from third party customers as of December 31, 2013 and 2012 within 60 days subsequent to respective balance sheet dates, and historically has not experienced uncollectible accounts from customers granted with credit sales.

(g)	Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed or determinable, and collection of the resulting receivable is reasonably assured.

With respects to the sale of frozen fish and other marine catches to third party customers, most of which are sole proprietor regional wholesalers in China, the Company recognizes revenue when customers pick up purchased goods at the Company’s cold storage warehouse, after payment is received by the Company or credit sale is approved by the Company for recurring customers who have history of financial responsibility. The Company does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers. The Company does not accept returns from customers. Deposits or advance payments from customers prior to delivery of goods are recorded as receipt in advance.

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

F15

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(i)	Deferred income

Deferred income represents income collected but not earned as of the report date. This is primarily composed of receipts of the government grants to construct new fishing vessels. Upon the completion of the construction of the fishing vessels, the grant is deducted from the cost of the fishing vessels.

(j)	Fishing licenses

Each of the Company’s fishing vessels requires an approval from Ministry of Agriculture of the People's Republic of China to carry out ocean fishing projects in foreign territories. These approvals are valid for a period from three to twelve months, and are awarded to the Company at no cost. The Company applies for the renewal of the approval prior to expiration to avoid interruptions of fishing vessels’ operations.

Each of the Company’s fishing vessels operated in Indonesia water requires a fishing license granted by the authority in Indonesia. Indonesia fishing licenses remain effective for a period of twelve months and the Company applies for renewal prior to expiration. The Company records cost of Indonesia fishing licenses in prepaid expenses and amortizes over the effective period of the licenses.

(k)	Inventories

Inventories are stated at the lower of cost or market. Cost comprises of fuel, depreciation, amortization, direct labor, shipping, consumables, and government levied charges and taxes. Consumables include fishing nets and metal containers used by fishing vessels. The Company’s fishing fleets in India and Indonesia waters operate around the year, although the May to July period demonstrates lower catch quantities compared to the October to January peak season. Cost of frozen fish and other marine catches at period-ends is calculated using the weighted average method. There was no inventory valuation reserve provided as at December 31, 2013 and 2012.

(l)	Prepaid operating license rights

Prepaid operating license rights is recorded at the lower of the net present value of the minimum license payments or the fair value of the licenses at the inception of the agreement. No interest element of the finance cost is charged to the comprehensive income over the license period as the license payment is fully satisfied. Amortization expense is computed using the straight-line method over the term of the license.

F16

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Interest associated with the construction of a fishing vessel is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $224,296, $244,619 and $109,899 for the years ended December 31, 2013, 2012 and 2011, respectively in the fishing vessels under construction.

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

F17

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(p)	Income taxes

Under the current laws of the Cayman Islands and British Virgin Islands, the Company and Merchant Supreme are not subject to any income or capital gains tax, and dividend payments that the Company may make are not subject to any withholding tax in the Cayman Islands or British Virgin Islands. Under the current laws of Hong Kong, Prime Cheer is not subject to any capital gains tax and dividend payments and are not subject to any withholding tax in Hong Kong.

The Company is not incorporated nor does it engage in any trade or business in the United States and is not subject to United States federal income taxes. The Company did not derive any significant amount of income subject to such taxes after completion of the Share Exchange and accordingly, no relevant tax provision is made in the consolidated statements of operations.

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be effective when the differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance to the extent that management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income in the period that includes the enactment date.

The Company has not recorded deferred income taxes applicable to undistributed earnings of the subsidiary and VIEs located in the PRC because it is the present intention of management to reinvest the undistributed earnings indefinitely in PRC. Undistributed earnings amounted to approximately $82.7 million and $36.5 million as of December 31, 2013 and 2012, respectively. If the earnings of such foreign subsidiaries were not definitely reinvested, a deferred tax liability of approximately $4.1 million and $1.8 million would have been required at December 31, 2013 and 2012, respectively. Generally, such earnings become subject to the PRC tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of December 31, 2013 and 2012, there were no amounts that had been accrued with respect to uncertain tax positions.

F18

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(p)	Income taxes (…/Cont’d)

The Company's VIE, Pingtan Fishing, is a qualified ocean fishing enterprise certified by the Ministry of Agriculture of the PRC. The qualification is renewed on April 1 each year. Pingtan Fishing is exempt from income tax derived from its ocean fishing operations in the periods it processes a valid Ocean Fishing Enterprise Qualification Certificate issued by the Ministry of Agriculture of the PRC.

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

As of December 31, 2013 and 2012, none of the Company’s financial assets or liabilities were measured at fair value on a recurring basis. As of December 31, 2013 and 2012, none of the Company’s non-financial assets or liabilities was measured at fair value on a nonrecurring basis.

The carrying values of the Company’s financial assets and liabilities, including accounts receivable, other receivables, other current assets, short-term loans, accounts payable, and accrued liabilities and other payables, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. It is not practicable to estimate the fair values of advance to and advance from related parties because of the related party nature of such advances.

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

The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2013 and 2012. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

F19

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(s)	Economic and political risks

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

According the sale agreement signed on December 4, 2014, the Company does not own 20 fishing vessels but has the license operating rights to operate these vessels which are owned by Hong Long and entitled to 100% of net profit (loss) of the vessels. The Company has latitude in establishing price and discretion in supplier selection. There were no economic risks associated with the license operating rights but the Company may need to bear the operation risks and credit risks as aforementioned.

(t)	Pension and employee benefits

Cost for pension and employee benefits was $24,502, $nil and $nil for the years ended December 31, 2013, 2012 and 2011, respectively.

(u)	Segment information

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

F20

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(v)	Earnings per ordinary share (…/Cont’d)

The following table sets forth the computation of basic and diluted net income per ordinary share:

	Year Ended December 31,
	2013	2012	2011

Net income	$45,488,758	$21,297,586	$10,440,337
- From continuing operations	51,910,662	84,494,428	90,257,249
- From discontinued operations	$97,399,420	$105,792,014	$100,697,586

Weighted average number of ordinary shares outstanding (Basic and diluted)	79,055,053	79,055,053	79,055,053

Earnings per ordinary share (Basic and diluted)
- From continuing operations	$0.58	$0.27	$0.13
- From discontinued operations	0.65	1.07	1.14
- Net income	$1.23	$1.34	$1.27

For the years ended December 31, 2013, 2012 and 2011, the number of securities convertible into ordinary shares not included in diluted EPS because the effect would have been anti-dilutive consists of the following:

	Year Ended December 31,
	2013	2012	2011

Warrants to purchase ordinary share	8,966,667	8,966,667	8,966,667

(w)	Recently issued accounting standards

In February 2013, the FASB issued new authoritative accounting guidance related to the recognition and measurement of obligations arising from joint and several liability arrangements. This authoritative accounting guidance is effective for interim and annual periods beginning after December 15, 2013 and is to be applied retrospectively. Based on its evaluation, the Company determined this guidance does not currently impact the Company’s financial statements and disclosures.

In July 2013, the FASB issued new authoritative accounting guidance related to the reporting of unrecognized tax benefits when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The guidance states an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, with certain exceptions. This authoritative accounting guidance is effective for interim and annual periods beginning after December 15, 2013, and is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. The Company determined this guidance does not significantly impact the Company’s financial statements and disclosures.

There are no new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of December 31, 2013.

F21

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

4.	CASH

Cash is classified by geographical areas is set out as follows:

	December 31,
	2013	2012

Hong Kong	$269,299	$3,566,217
The PRC	7,887,300	6,859,923
	$8,156,599	$10,426,140

Maximum exposure to credit risk	$8,156,599	$10,426,140

Cash is denominated in the following currencies:

	December 31,
	2013	2012

USD	$381,516	$3,715,356
RMB	7,752,468	6,709,922
HKD	22,615	862
	$8,156,599	$10,426,140

In the PRC and Hong Kong, there are currently no rules or regulations mandating obligatory insurance of bank accounts. Management believes these financial institutions are of high credit quality.

Renminbi is not a freely convertible currency and the remittance of funds out of the PRC is subject to the exchange restrictions imposed by the PRC government.

5.	ACCOUNTS RECEIVABLE

	December 31,
	2013	2012

Accounts receivable from independent third parties	$9,133,130	$11,478,436

F22

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

6.	INVENTORIES

Inventories as of December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012

Frozen fish and marine catches in warehouse	$9,095,736	$161,484
Frozen fish and marine catches in transit	-	32,847
	$9,095,736	$194,331

7.	OTHER RECEIVABLES – NON – CURRENT PORTION

Other receivables as of December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012

Grants receivable from the PRC Government	$1,213,440	$-

Other receivables represented grant receivables for construction of new fishing vessels.

8.	LONG-TERM INVESTMENT

Long-term investment represents the Company’s VIE, Pingtan Fishing’s interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution.  Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million, or approximately $3.4 million to subscribe to 15,113,250 shares, or 5% of the common stock of Pingtan Rural-Commercial Bank. There shares were as collateral for the company’s long term loan amounting to $2.3 million as of December 31, 2013. None of these shares were collateralized as of December 31, 2012.

Pingtan Fishing used the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank.  The Company determined that there was no impairment on this investment as of December 31, 2013 and 2012.

Long-term investment for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs.

F23

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

9.	DEPOSIT ON POTENTIAL JOINT VENTURE

Deposit on potential Joint Venture as of December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012

Deposit for an asset interest acquisition and investment in a proposed Indonesia joint venture	$-	$6,090,302

Pursuant to a Cooperative Agreement and a Joint-Venture Contract dated March 1, 2006 entered into between the Company’s VIE, Pingtan Fishing and PT. Avona Mina Lestari (“Avona”), a related party, and an Indonesian enterprise engaged in fishing base management and fishing vessel operations, Pingtan Fishing agreed to acquire 80% controlling interest in a fishing base owned by Avona. A joint venture company that would be controlled by Pingtan Fishing was to be established between Pingtan Fishing and Avona following Pingtan Fishing’s acquisition of controlling interest in Avona’s fishing base. Total investment for the acquisition of Avona fishing base 80% interest and establishment of a joint venture company was $7,200,000, comprising $5,470,000 cash and 14 fishing vessels to be valued at $1,730,000.

In the first quarter of 2013, Pingtan Fishing and Avona, as a result of non-approved of the proposed Joint Venture, entered into an agreement in which the deposit on setting up of joint venture would be used for settling the accounts payable of Avona that who provided ship agency, maintenance and other services to Pingtan Fishing. If the Indonesian Government authority subsequently approved the proposed Joint Venture, both companies would reconsider this investment.

10.	PREPAID OPERATING LICENSE RIGHTS

On December 4, 2013, 25-year operating license rights to the 20 new fishing vessels assigned from Hong Long to the Company. Subsequent to the licensing of the operating rights, the Company is entitled to 100% of the operations and net profits (losses) from the vessels. The Company has latitude in establishing price and discretion in supplier selection. The cost of the operating license rights is included in the consolidated balance sheets under other assets and was $215,381,356 ($720,339 net of accumulated amortization) as of December 31, 2013. Amortization expense in the amount of $720,339 is included in the cost of revenue for the year 2013.

The future minimum amounts of the operating license rights will be charged to earnings in future years as of December 31, 2013, are as follows:

For the years ended December 31,
2014	$8,644,068
2015	8,644,068
2016	8,644,068
2017	8,644,068
2018	8,644,068
Thereafter	172,161,016
$215,381,356

The 25-year exclusive operating rights are fully satisfied and there are no further commitments and obligations.

F24

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

11.	PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,
	2013	2012

Externally purchased fishing vessels	$62,551,611	$20,934,880
Office and other equipment	147,894	134,684
Fishing vessels under construction	49,245,794	17,436,515
	111,945,299	38,506,079
Less: Accumulated depreciation	(4,767,030)	(1,364,173)
	$107,178,269	$37,141,906

Depreciation expenses were $3,297,751, $2,983,086 and $1,917,747 for years ended December 31, 2013, 2012 and 2011, respectively. Depreciation of $3,271,015, $2,959,622 and $1,917,747 was charged to cost of revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation of $26,236, $23,464 and $nil was charged to general and administrative expenses for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013 and 2012, the Company had 16 fishing vessels which were fully depreciated with estimated useful lives of 10 years.  These fishing vessels were contributed by registered equity owners in exchange for Pingtan Fishing's paid-in capital and were recorded at the equity owners' historical cost of $nil at the time of contribution.

As of December 31, 2013 and 2012, the Company had 38 and 20 fishing vessels with net carrying amount of $33,117,389 and $17,334,990 respectively pledge as collateral for its term loans and term loan of a related party. The term loans of the related party were in the amount of approximately $20.7 million and $10.6 million as of December 31, 2013 and 2012 respectively (Note 14 (c)).

As of December 31, 2013 and 2012, the Company pledged $19,657,400 and $nil of fishing vessels under construction as collateral for its term loans.

F25

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

12.	ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable to related parties as of December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012

PT. Avona Mina Lestari	$1,967,151	$5,589,681
Fuzhou Honglong Ocean Fishery Co., Ltd. (“Hong Long”)	6,214,491	175,951
Hai Yi Shipping Limited	251,341	-
Haifeng Dafu Enterprise Company Limited	377,216	-
Hong Fa Shipping Limited	4,996,031	-
Zhiyan Lin	1,375	-
	$13,807,605	$5,765,632

Accounts payable to related parties are not collateralized, carry no interest, and do not have specific repayment terms.

Deposit on setting up joint venture netted off with accounts payable - related parties.

See Note 16(a) for the relationship of related parties.

13.	RECEIPT IN ADVANCE - RELATED PARTIES

Receipt in advance from related parties as of December 31, 2013 and 2012, consisted of the following:

	December 31,
	2013	2012

Shenzhen Western Coast Fisherman Pier Co., Ltd (See Note 16 (a))	$-	$12,681,102

In 2012, the Company received of $12,681,102 in advance from Shenzhen Western Coast Fisherman Pier Co., Ltd to supply fishery products in 2013.

F26

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

14.	TERM LOANS

As of December 31, 2013 and 2012, the Company’s short and long-term loans consisted of the following items:

(a)	Short-term loans

	December 31,
	2013	2012

Classified by financial institutions:
Industrial and Commercial Bank of China	$-	$14,390,323
Fujian Haixia Bank	9,085,353	7,133,120
China Minsheng Banking Corporation Limited	-	3,645,817
	$9,085,353	$25,169,260

Additional information:
Maximum balance outstanding during the year	$25,169,260	$25,169,260
Interest expense for the years ended December 31, 2013 and 2012	$1,229,965	$1,873,866
Weighted average interest rate	8.7%	4.8%

The principal payments for the outstanding short-term loans are as follows:

					Outstanding
		Current			amount as of
	Principal	annualized			December
Name of Banks	amount	interest rate	Terms of loans	Collateral	31,2013

Fujian Haixia Bank, Fuzhou Hualin Branch	RMB30,000,000	Fixed rate at 8.400% per annum	Due on March 22, 2014	Guaranteed by Xinrong Zhuo	4,955,647

Fujian Haixia Bank, Fuzhou Hualin Branch	RMB10,000,000	Fixed rate at 9.000% per annum	Due on May 9, 2014	Guaranteed by Xinrong Zhuo	1,651,883

Fujian Haixia Bank, Fuzhou Hualin Branch	RMB15,000,000	Fixed rate at 9.000% per annum	Due on April 23, 2014	Guaranteed by Xinrong Zhuo	2,477,823
					$9,085,353

F27

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

14.	TERM LOANS (…/Cont’d)

(b)	Long-term loans

Term Loans consist of the following:

	December 31,
	2013	2012

China Minsheng Banking Corporation Limited, Fuzhou Branch	$14,829,774	$20,028,216
Fujian Haixia Bank, Fuzhou Hualin Branch	3,303,764	4,755,413
The Export-Import Bank of China, Fujian Branch	46,706,972	-
China Development Bank, Fujian Branch	9,911,294	-
	$74,751,804	$24,783,629
Less: Current portion	(20,252,077)	(8,094,308)
Long-term debt	$54,499,727	$16,689,321

Additional information:
Weighted average interest rate	6.8%	7.9%

Interest expenses of long-term loans for the years ended December 31, 2013, 2012 and 2011 amounted to $2,942,024, $900,122 and $nil, respectively. Interest expenses of $224,296, $244,619 and $109,899 are capitalized to construction in progress for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, a related company, Fujian International Trading and Transportation Company collateralized its 0.3% investment in total equity interest of Xiamen International bank and 1% of its investment in total equity interest of Fujian Pingtan Rural-Commercial bank Joint-Stocked Co., Ltd to guarantee Pingtan Fishing’s term loans of $ 3.8 million and $0.5 million respectively.

As of December 31, 2013, Hong Long collateralized its 2.86% investment in total equity interest of Fujian Fuqing Rural-Commercial Bank, 1.75% investment in total equity interest of Xiamen International Bank and 2.7 % investment in total equity interest of Fujian Pingtan Rural-Commercial bank Joint-Stocked Co., Ltd to guarantee Pingtan Fishing’s term loans of $0.7 million, $19.6 million and $1.3 million respectively.

F28

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

14.	TERM LOANS (…/Cont’d)

(b)	Long-term loans (…/Cont’d)

A summary of the principal payments for the outstanding term loans during the following eight fiscal years is as follows:

								Total
			Principal payment due during					outstanding
Name of bank	Collateral	Term of loans	2014	2015	2016	2017	2018-2021	loan amount

China Minsheng Banking Corporation Limited, Fuzhou Branch	Pingtan Fishing’s and Hong Long’s fishing vessels and guaranteed by Xinrong Zhuo	May 4, 2012 to March 16, 2015	$6,095,446	$3,047,723	$-	$-	$-	$9,143,169

China Minsheng Banking Corporation Limited, Fuzhou Branch	Pingtan Fishing’s and Hong Long’s fishing vessels and guaranteed by Xinrong Zhuo	June 15, 2012 to March 16, 2015	1,486,694	743,347	-	-	-	2,230,041

China Minsheng Banking Corporation Limited, Fuzhou Branch	Pingtan Fishing’s and Hong Long’s fishing vessels and guaranteed by Xinrong Zhuo	June 29, 2012 to March 16, 2015	2,304,376	1,152,188	-	-	-	3,456,564

Fujian Haixia Bank, Fuzhou Hualin Branch	Guaranteed by Xinrong Zhuo	April 25, 2012 to March 22, 2015	1,651,882	1,651,882	-	-	-	3,303,764

The Export-Import Bank of China	Hong Long’s investment in equity interest of a PRC local bank	July 5, 2013 to December 10, 2017	3,386,359	4,724,383	5,418,174	6,111,965	-	19,640,881

The Export-Import Bank of China	Hong Long’s investment in equity interest of a PRC local bank	July 5, 2013 to December 10, 2017	123,891	181,707	198,226	214,745	-	718,569

The Export-Import Bank of China	Fujian International Trading and Transportation Company Ltd’s investment in equity interest of a PRC local bank	July 5, 2013 to December 10, 2017	660,753	925,054	1,024,167	1,172,836	-	3,782,810

The Export-Import Bank of China	Guarantee of Hong Long	July 5, 2013 to December 10, 2017	3,270,727	4,592,233	5,219,948	2,775,162	-	15,858,070

The Export-Import Bank of China	Fujian International Trading and Transportation Company Ltd’s investment in equity interest of a PRC local bank	September 29, 2013 to December 10, 2017	82,594	99,113	132,151	148,669	-	462,527

The Export-Import Bank of China	Hong Long’s investment in equity interest of a PRC local bank	September 29, 2013 to December 10, 2017	214,745	297,339	363,414	379,933	-	1,255,431

The Export-Import Bank of China	Hong Long’s investment in equity interest of a PRC local bank	September 29, 2013 to December 10, 2017	-	-	-	2,659,531	-	2,659,531

The Export-Import Bank of China Fujian Branch	Pingtan Fishing’s investment in equity interest of a PRC local bank	September 29, 2013 to December 10, 2017	396,451	561,640	660,753	710,309	-	2,329,153

China Development Bank Fujian Branch	Guaranteed by Xinrong Zhuo, Honghong Zhuo, Mrs. and Mr. Zhiyan Lin and 14 fishing vessels under construction	November 28, 2013 to November 27, 2021	578,159	1,156,318	1,238,912	1,404,100	5,533,805	9,911,294
			$20,252,077	$19,132,927	$14,255,745	$15,577,250	$5,533,805	$74,751,804

F29

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

14.	TERM LOANS (…/Cont’d)

(c)	Guarantees and collaterals provided to related parties

In October 2012, Pingtan Fishing entered into two pledge contracts with China Minsheng Banking Corp., Ltd. Pursuant to the terms of the pledge contracts, Pingtan Fishing assigned 10 fishing vessels, as collateral to secure Hong Long’s long-term loans from the financial institution in amount of approximately $10.8 million, which are due on April 18, 2015. In addition to the collateral provided to Hong Long, Pingtan Fishing also guaranteed the repayment of $46.3 million for Hong Long’s long-term loans.

In August and September 2013, Pingtan Fishing entered into two pledge contracts with China Minsheng Banking Corp., Ltd. Pursuant to the terms of the pledge contracts, Pingtan Fishing assigned 12 fishing vessels, as collateral to provide maximum guarantees of $9.9 million to Hong Long’s term loans, which are due on June 25, 2014.

In December 2013, Pingtan Fishing entered into a guarantee agreement with Ping An Bank Co., Ltd. Pursuant to the terms of the guarantee agreement, Pingtan Fishing provide maximum guarantees approximately of $8.3 million to Hong Long’s credit line in amount of $16.5 million which is due on December 23, 2014.

As of the issuance date of these financial statements, Pingtan Fishing did not receive any demand from the lender that collateralized properties are intended to be disposed of or to make any payments under the guarantee.

15.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables as of December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012

Accrued salaries and wages	$3,278,245	$673,234
Accrued expenses	152,000	-
Other payables	420,802	360,550
	$3,851,047	$1,033,784

As of  December 31, 2013, the estimated social insurance and housing fund payment not provided are approximately $246,000 and $27,000, respectively, which are immaterial. No accruals have been provided for the Group's PRC social insurance and housing fund payments for the Group's PRC employees.

F30

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

16.	ADVANCES TO/FROM RELATED PARTIES

Advances to/from related parties as of December 31, 2013 and 2012 consisted of the following:

(a)	Name and relationship of related parties

Name of related party	Relationship
Panxing Zhuo	Father of Xinrong Zhuo, a Family Member
Honghong Zhuo	Daughter of Xinrong Zhuo
Qing Lin	Brother-in-law of Xinrong Zhuo, a Family Member
Longfei Zhuo	Cousin of Xinrong Zhuo, a Family Member
Sunqiang Zhou	Brother-in-law of Xinrong Zhuo, a Family Member
Cheng Chen	Cousin of Xinrong Zhuo, a Family Member and
shareholder of Hong Long
Xiaojie Wu	Brother-in-law of Xinrong Zhuo, a Family Member
Xiaoqin Xu	An employee of an affiliate company
Xiaomei Yang	An employee of the Company and niece of Xinrong Zhuo
Xiaofang Zhuo	Cousin of Xinrong Zhuo, a Family Member
Longhua Zhuo	Sister of Xinrong Zhuo,a Family Member
Zhiyan Lin	Shareholder of Pingtan Fishing
Fujian Yihai Investment Co., Ltd.	An affiliate company majority owned by Longjie Zhuo, sibling of Xinrong Zhuo
Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd.	An affiliate company owned by Longfei Zhuo and Honghong Zhuo
Fujian Lutong Highway Engineering	An affiliate company majority owned by Xiaojie Wu, brother-in-law of Xinrong Zhuo
Fujian Haiyi International Shipping Agency Co., Ltd.
An affiliate company to which the Company acted as a trustee equity owner. Haiyi International is ultimately majority owned and controlled by Sunqiang Zhou, brother-in-law of Xinrong Zhuo and a Family Member

Fujian Xinnong Ocean Fisheries Development Co., Ltd.	An affiliate company to which the Company acted as a trustee equity owner. Xinnong is ultimately owned and controlled by Xiaojie Wu
Fuzhou Haoyouli Fisheries Development Co., Ltd.	An affiliate company to which the Company acted as trustee equity owner. Haoyouli is ultimately owned and controlled by Sunqiang Zhou
Fuzhou Honglong Ocean Fishery Co., Ltd.	An affiliate company majority owned and controlled by Ping Lin, spouse of Xinrong Zhuo and a Family Member
PT. Avona Mina Lestari	An affiliate company controlled by Xinrong Zhuo family domiciled in Indonesia, engaged in fishing base management and fishing vessel service
PT. Dwikarya Reksa Abadi	An affiliate company controlled by Xinrong Zhuo family domiciled in Indonesia, engaged in fishing base management and fishing vessel service
Haifeng Dafu Enterprise Company Limited	An affiliate company ultimately owned by Xinrong Zhuo and domiciled in the Hong Kong Special Administrative Region of the PRC (“Hong Kong”)

F31

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

16.	ADVANCES TO/FROM RELATED PARTIES (…/Cont’d)

(a)	Name and relationship of related parties (.../Cont’d)

Name of related party	Relationship
Hai Yi Shipping Limited	An affiliate company ultimately owned by Xinrong Zhuo and domiciled in Hong Kong Administrative Region of the PRC (“Hong Kong”)
Fuzhou Wanhao Real Estate Property Investment Co., Ltd.	An affiliate company majority-owned and controlled by Qing Lin
China Communication Materials Central and South Co., Ltd.	An affiliate company majority-owned by Lutong Highway
Fujian Gangjun Construction Co., Ltd.	An affiliate company ultimately controlled by Xinrong Zhuo
Fujian International Trading and Transportation Co., Ltd.	An affiliate company owned by Yihai Investment and Longhao Zhuo, sibling of Xinrong Zhuo and a Family Member
Fuzhou Dongxing Longju Real Estate Co., Ltd.	An affiliate company owned by Xinrong Zhuo
Shenzhen Western Coast Fisherman Pier Co., Ltd.	An affiliate company owned by Xinrong Zhuo
Pingtan Heshun Fuel Co., Ltd.	An affiliate company under Xinrong Zhuo’s common control
Fuzhou Hairong Trading Co., Ltd.	An affiliate company under Xinrong Zhuo’s common control
Hong Fa Shipping Limited	An affiliate company ultimately owned by Xinrong Zhuo and domiciled in Hong Kong Administrative Region of the PRC (“Hong Kong”)

(b)	Advances to related parties

	December 31,
	2013	2012

Honghong Zhuo	$-	$1,642,203
Panxing Zhuo	-	6,196,248
Qing Lin	-	100,855
Xiaofang Zhuo	-	769,251
Xiaomei Yang	-	7,598,782
China Communication Materials Central and South Co., Ltd	-	6,895,349
Fujian Haiyi International Shipping Agency Co., Ltd.	-	243,117
Fujian Lutong Highway Engineering Construction Co., Ltd.	-	2,161,177
Fujian Yihai Investment Co., Ltd	-	13,467,150
Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd.	-	956,315
Fuzhou Haoyouli Fisheries Development Co., Ltd.	-	7,204,451
Fuzhou Wanhao Real Estate Property Investment Co., Ltd	-	2,567,923
	$-	$49,802,821

Advances to related parties represented loans to related parties. These balances are not collateralized, carry no interest, and do not have specific repayment terms.

F32

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

16.	ADVANCES TO/FROM RELATED PARTIES (…/Cont’d)

(c)	Advances from related parties

	December 31,
	2013	2012

Kit Chan	$-	$153,961

17.	CAPITAL

(a)	Share Capital

On February 25, 2013, CGEI completed its merger with CDGC and the various transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 24, 2012 among CGEI, CDGC, and China Dredging Sub Ltd. and the share purchase of Merchant Supreme contemplated by the Share Purchase Agreement, dated as of October 24, 2012 (the “Share Purchase Agreement”), among CGEI and Merchant Supreme (collectively, the “Business Combination”). Upon the consummation of the Business Combination, the ordinary shares, $0.001 par value per share of the Company were listed on The NASDAQ Capital Market under the symbol “PME”. Pursuant to the terms of the Merger Agreement, upon completion of the Merger, each share of then-issued outstanding ordinary shares and Class A preferred shares of CDGC was automatically cancelled and converted into the right to receive 0.82947 Company Ordinary Shares. Pursuant to the terms of the Share Purchase Agreement, all of the issued and outstanding shares of Merchant Supreme capital shares were purchased by the Company for an aggregate of 25,000,000 Company Ordinary Shares. On February 26, 2013, the Company announced that it had completed the Business Combination.

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

F33

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

17.	CAPITAL (…/Cont’d)

(a)	Share Capital (…/Cont’d)

The Sponsor Warrants are identical to the Public Warrants except that the Sponsor Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will not be redeemable by the Company, in each case so long as they are still held by these purchases or their transferees.

In accordance with GAAP, the Company accounted for the Warrants as equity instruments.

A summary of all Warrants outstanding as of December 31, 2013 is presented below:

	Number of
	Warrants	Exercise Price	Terms

Exercisable as of December 31, 2013	8,966,667	$12	4.2 years

During the year ended December 31, 2013 and 2012, no warrant was granted, exercised or expired.

(b)	Retained earnings and statutory reserves

Pingtan Guansheng and Pingtan Fishing Group operate in the PRC, are required to reserve 10% of their net profits after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year. The statutory reserves of the Company represent the statutory reserves of the above-mentioned companies as required under the PRC law.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends.

As of December 31, 2013, Pingtan Fishing allocated $2,378,191 of net profits of the year ended December 31, 2013 to the statutory surplus reserves to reach 50% of the registered capital. The registered capital of Pingtan Fishing is RMB 80 million in statutory record including RMB 29.5 million of capital injection by fishing vessels from related parties. According to SAB Topic 5G, this SAB requires that the assets be recorded at predecessor's cost and the registered capital of Pingtan Fishing per audit is $6,254,178 (RMB50.5 million). Pingtan Guansheng, Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying had sustained losses since its establishment; therefore no appropriation of net profits to the statutory reserves was required.

F34

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

18.	RELATED PARTY TRANSACTIONS

	Year Ended December 31,
	2013	2012	2011

Service fee
Hai Yi Shipping Limited (6)	$230,903	$-	$-

Sale of frozen fish and other marine catches
Shenzhen Western Coast Fisherman Pier Co., Ltd.	$10,372,611	$-	$-
Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd.	-	4,574,118	4,312,036
Fujian Xinnong Ocean Fisheries Development Co., Ltd.	-	8,948,761	-
Cheng Chen	-	185,839	179,378
Longhua Zhou	-	78,902	-
Total sales	$10,372,611	$13,787,620	$4,491,414

Purchase of fuel, fishing nets and other on board consumables (1)
PT. Avona Mina Lestari	$14,746,582	$10,709,195	$3,440,000
PT. Dwikarya Reksa Abadi	757,557	-	-
Zhiyan Lin	1,126	-	-
	15,505,265	10,709,195	3,440,000

Purchase of fuel, fishing nets and other on board consumables paid on behalf
Fuzhou Honglong Ocean Fishery Co., Ltd.	1,953,494	3,245,177	1,037,441
Hong Fa Shipping Limited	16,065,535	-	-
	18,019,029	3,245,177	1,037,441

Purchase of vessel maintenance service (2)
PT. Avona Mina Lestari	2,981,043	1,901,250	1,602,900
PT. Dwikarya Reksa Adadi	-	-	1,675,674
	2,981,043	1,901,250	3,278,574

Purchase of vessel maintenance service paid on behalf
Fuzhou Honglong Ocean Fishery Co., Ltd.	1,196,983	-	-

Purchase of transportation service (2)
Haifeng Dafu Enterprise Company Limited	4,122,861	2,118,321	237,207
Hai Yi Shipping Limited	1,653,682	505,154	352,252
Hong Fa Shipping Limited	3,345,589	1,016,098	-
PT. Avona Mina Lestari	35,149	573,545	1,402,616
	9,157,281	4,213,118	1,992,075

F35

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

18.	RELATED PARTY TRANSACTIONS (…/Cont’d)

	Year Ended December 31,
	2013	2012	2011

Cold storage warehouse and office rental
Ping Lin (5)	$13,678	$5,545	$-
Fuzhou Honglong Ocean Fishery Co., Ltd. (3)	-	206,498	488,861
	13,678	212,043	488,861

Indonesia fleet vessel agency fee payable (4)
PT. Avona Mina Lestari	1,042,738	410,000	90,000

Crewmen compensation paid on behalf
Fuzhou Honglong Ocean Fishery Co., Ltd.	-	435,569	155,569
PT. Avona Mina Lestari	1,125,043	550,000	153,156
	1,125,043	985,569	308,725
Indonesia fishing licenses paid on behalf
PT. Avona Mina Lestari	1,748,239	1,155,774	305,318
Total purchases and expenses	$50,789,299	$22,832,126	$10,940,994

(1)	Fuel, fishing nets and other consumables were sold to Pingtan Fishing.

(2)	Vessel maintenance and transportation services were charged to Pingtan Fishing at prices mutually agreed by the related parties and Pingtan Fishing.

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

(4)
Pursuant to a Fishery Cooperative Agreement dated December 31, 2012 with one-year term, entered into between Pingtan Fishing and Avona, Pingtan Fishing is payable to Avona an annual agency fee, calculated at mutually agreed amount of $20,000, for the period from January 1, 2013 to December 31, 2013, Avona acts as an agent for each of Pingtan Fishing’s fishing vessels. The agreement continues to be executed without disagreement from both parties.

(5)	Pingtan Fishing entered into a three-year term office rental lease with Ping Lin on July 31, 2012. The annual lease is $13,678.

(6)
On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office, and clerical and administrative support and consultation services. The agreement will expire on December 31, 2014.

F36

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

19.	CERTAIN RISKS AND CONCENTRATIONS

(a)	Credit risk

As of December 31, 2013 and 2012, a substantial portion part of the Company’s cash included bank deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company does not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

(b)	Major customers

During the year ended December 31, 2013, two customers accounted for 0% (2012 : 13% and 2011 : 32%) of the Company's revenue.

During the year ended December 31, 2013, related companies Fujian Xiannong Ocean Fisheries Development Co., Ltd and Haifeng Dafu Enterprise Company Limited accounted for 0% (2012 : 13% and 2011 : 0%) and 0% (2012 : 7% and 2011 : 18%) of the Company's revenue respectively.

(c)	Major suppliers

During the year ended December 31, 2013, two suppliers accounted for 41% (2012 : 37% and 2011 : 40%) of the Company's purchase.

During the year ended December 31, 2013, related companies PT. Avona Mina Lestari and PT. Dwikarya Reksa Adadi accounted for 26% (2012 : 42% and 2011 : 40%) and 1% (2012 : 0% and 2011 : 10%) of the Company's purchase respectively.

20.	COMMITEMTS AND CONTINGENCIES

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of December 31, 2013, the Company’s potential minimum cash obligation to these employees was approximately $10,059.

The Company entered into a service agreement with Hai Yi Shipping Limited that provided use of a portion of the premises, and to provide clerical, administrative support and consultation services upon the agreement expires on December 31, 2014. As of December 31, 2013, the Company’s potential minimum cash obligation to this agreement was approximately $461,961.

Pursuant to the Shares Purchase Agreement (“the Agreement”) dated December 4, 2013, where the Company exited and sold China Dredging Group to Hong Long (“the buyer”) (Please see Note 2 of consolidated financial statements included in this report), the Company is required to indemnify the buyer and the same indemnification responsibility applies to the buyer for the events arising out of any breach of the Agreement or the memorandum of agreement in relation to the sale, purchase and delivery of the vessels for two years until December 3, 2015 and will be liable for the full amount of damages that exceed $1,000,000. The amount of damage shall be the amount finally determined by a court of competent jurisdiction or appropriate governmental administrative agency, or the amount agreed to upon settlement in accordance with the terms of the Agreement.

F37

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

21.	OPERATING LEASE COMMITMENT

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided use of a portion of the premises, and to provide clerical, administrative support and consultation services. The service fee is approximately $231,000 for the year ended December 31, 2013.

Pingtan Fishing leased office from Ping Lin. Pursuant to a rental agreement entered into on July 31, 2012 with three-year term, annual lease is $13,678. The total future minimum lease payments under non-cancellable operating leases with respect to service fee, cold storage warehouse and office as of December 31, 2013 were as follows:

		Cold storage
	Service fee	Warehouse	Office rental	Total

For the years ended December 31,
2014	$461,961	$244,637	$13,876	$720,474
2015	-	-	8,094	8,094
	$461,961	$244,637	$21,970	$728,568

The operating lease commitments below include both the related parties commitments and non-related parties commitments. The total future lease payments as of December 31, 2013 are summarized as follows:

		Cold storage
	Service fee	Warehouse	Office rental	Total

Related parties commitments	$461,961	$-	$21,970	$483,931
Non-related parties commitments	-	244,637	-	244,637
	$461,961	$244,637	$21,970	$728,568

Rental expenses and service fee under operating leases for the years ended December 31, 2013, 2012 and 2011 was  $827,282, $307,559 and $488,861 respectively, of which $244,581, $212,043 and $488,861 are paid to the related parties (Note 18).

22.	SUBSEQUENT EVENTS

On January 6, 2014, the Company borrowed a short term loan from Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch, in amount of $1,849,120. The loan is due on March 25, 2014.

On January 20 and 21, 2014, the Company borrowed short term loans from Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch, in amounts of $1,717,040 and $3,501,660 respectively. These loans are due on April 15 and 20, 2014 respectively.

On January 15, 2014, the Company borrowed a short term loan from The Export-Import Bank of China, Fujian Branch, in amount of approximately $3,303,765. The loan is due on November 27, 2023.

23.	CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

F38

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

23.	CONDENSED PARENT COMPANY FINANCIAL INFORMATION (…/Cont’d)

These supplemental condensed parent company (unconsolidated) financial statements should be read in conjunction with the notes to the Company’s consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of December 31, 2013, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Company’s consolidated financial statements, if any.

CONDENSED BALANCE SHEETS

	December 31,
	2013	2012

Assets
Cash	$246,684	$3,565,355
Prepaid expenses	2,820	24,000
Investments in subsidiaries	36,808,242	396,709,649
Total current assets	37,057,746	400,299,004

Other assets
Prepaid operating license rights	215,381,356	-
Total assets	$252,439,102	$400,299,004

Liabilities and equity
Current liabilities
Accrued liabilities and other payables	$201,672	$18

Shareholders' equity
Total shareholders' equity	252,237,430	400,298,986
Total liabilities and equity	$252,439,102	$400,299,004

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012

Cost of revenue	$(720,339)	$-
General and administrative expenses	(2,225,543)	(2,366,419)
Other income	117	-
Equity in income of subsidiaries	100,345,185	108,161,433
Net income	$97,399,420	$105,795,014

F39

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

23.	CONDENSED PARENT COMPANY FINANCIAL INFORMATION (…/Cont’d)

CONDENSED STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2013	2012

Net cash used in operating activities	$(2,002,592)	$(2,390,401)
Net cash provided by investing activities	123,865,099	-
Net cash (used in)/provided by financing activities	(125,181,178)	5,955,756
Net (decrease)/increase in cash	(3,318,671)	3,565,355
Cash at the beginning of the year	3,565,355	-
Cash at the end of the year	$246,684	$3,565,355

F40

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

24.	QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following table shows the Company’s quarterly consolidated financial data for the four quarters of 2013:

	Three Months Ended
	March 31	June 30	September 30	December 31

Revenue	$19,669,476	$21,362,357	$20,609,107	$61,026,829

Cost of revenue	(14,292,134)	(12,235,475)	(12,446,879)	(36,785,545)

Gross Profit	5,377,342	9,126,882	8,162,228	24,241,284

Operating expenses:
Selling and marketing expenses	(194,688)	(174,046)	(362,000)	(887,544)
General and administrative expenses	(301,342)	(866,194)	(1,178,033)	(846,068)
Total operating expenses	(496,030)	(1,040,240)	(1,540,033)	(1,733,612)

Operating income	4,881,312	8,086,642	6,622,195	22,507,672

Other income (expenses)
Investment income	-	69,071	218	230
Interest income	1,096	1,460	2,305	3,389
Interest expenses	(685,377)	(710,365)	(1,049,040)	(1,727,207)
Subsidy income	35,387	205	168,900	7,133,781
Sundry income	2,003	11	7	123
Gain/(Loss) on foreign exchange, net	207,984	(428,389)	194,433	170,712

Income from continuing operations before income taxes	4,442,405	7,018,635	5,939,018	28,088,700

Income tax expense	-	-	-	-

Net income from continuing operations	4,442,405	7,018,635	5,939,018	28,088,700

Net income from discontinued operations, net of taxes	9,340,136	17,759,118	12,362,523	12,448,885

Consolidated net income	13,782,541	24,777,753	18,301,541	40,537,585

F41