Form 10-Q
period 2014-03-31
Pingtan Marine Enterprise Ltd.
filed 2014-05-07
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 7, 2014, the outstanding number of shares of the registrant’s common stock, par value $0.001 per share, was 79,055,053.

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

PINGTAN MARINE ENTERPRISE LTD.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	March 31, 2014	December 31, 2013
	(Unaudited)	(A)

Assets
Current assets
Cash	$26,039,273	$8,156,599
Accounts receivable	16,601,060	9,133,130
Inventories	11,790,469	9,095,736
Prepaid expenses and deposits	719,383	2,380,874
Other receivables	1,874	11,665
Total current assets	55,152,059	28,778,004

Other assets
Other receivables	1,181,681	1,213,440
Long-term investment	3,378,161	3,468,953
Prepaid fixed asset deposits	-	1,928,700
Prepaid operating license rights	213,220,339	215,381,356
Property, plant and equipment, net	104,451,702	107,178,269
Total other assets	322,231,883	329,170,718

Total assets	$377,383,942	$357,948,722

Liabilities and equity
Current liabilities
Accounts payable - third parties	$2,489,257	$2,184,964
- related parties	9,051,769	13,807,605
Receipt in advance	-	297,034
Short-term loans	10,808,850	9,085,353
Long-term loans - current portion	24,535,905	20,252,077
Accrued liabilities and other payables	3,542,520	3,851,047
Advance from a director	650,000	-
Deferred income	1,688,115	1,733,485
Total current liabilities	52,766,416	51,211,565

Other liabilities
Long-term loans, net of current portion	51,959,333	54,499,727
Total other liabilities	51,959,333	54,499,727
Total liabilities	104,725,749	105,711,292

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (…/CONT’D)

(IN U.S. DOLLARS)

	March 31, 2014	December 31, 2013
	(Unaudited)	(A)

Shareholders' equity
Ordinary shares, 225,000,000 shares authorized with $0.001 per share; 79,055,053 shares issued and outstanding as of March 31, 2014 and December 31, 2013	79,055	79,055
Statutory reserves	22,410,773	22,410,773
Retained earnings	221,022,364	199,341,512
Accumulated other comprehensive income	29,146,001	30,406,090
Total shareholders' equity	272,658,193	252,237,430

Total liabilities and shareholders' equity	$377,383,942	$357,948,722

(A)	Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Ltd.) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2013 rather than on February 25, 2013.

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(IN U.S. DOLLARS)

	For the Three Months Ended March 31,
	2014	2013 (A)

Revenue	$65,582,952	$19,669,476

Cost of revenue	(41,541,994)	(14,292,134)

Gross profit	24,040,958	5,377,342

Selling and marketing expenses	(670,951)	(194,688)

General and administrative expenses	(620,915)	(301,342)

Operating income	22,749,092	4,881,312

Other income/(expense)
Interest income	3,424	1,096
Interest expenses	(1,372,941)	(685,377)
Subsidy income	524,421	35,387
Sundry income	89	2,003
(Loss)/Gain on foreign exchange, net	(223,233)	207,984
Total other expense	(1,068,240)	(438,907)

Income from continuing operations before income taxes	21,680,852	4,442,405

Income tax expense	-	-

Net income from continuing operations	21,680,852	4,442,405

Net income from discontinued operations, net of income tax expense	-	9,340,136

Consolidated net income	$21,680,852	$13,782,541

Basic and diluted earnings per share
From continuing operations	$0.27	$0.06
From discontinued operations	-	0.11
Net income	$0.27	$0.17

Weighted average number of ordinary shares outstanding
- Basic and diluted	79,055,053	79,055,053

(A)	Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Ltd.) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2013 rather than on February 25, 2013.

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(IN U.S. DOLLARS)

	For the Three Months Ended March 31,
	2014	2013 (A)

Net income	$21,680,852	$13,782,541

Other comprehensive income
Foreign currency translation (loss) /gain	(1,260,089)	1,552,499
Total comprehensive income	$20,420,763	$15,335,040

(A)	Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Ltd.) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2013 rather than on February 25, 2013.

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(IN U.S. DOLLARS)

	Ordinary Shares,				Accumulated
	with Par Value of $0.001 per share				other	Total
	Number of		Statutory	Retained	comprehensive	shareholders'
	Shares	Amount	reserves	earnings	income	equity

Balance as of January 1, 2014	79,055,053	$79,055	$22,410,773	$199,341,512	$30,406,090	$252,237,430

Net income	-	-	-	21,680,852	-	21,680,852

Foreign currency translation loss	-	-	-	-	(1,260,089)	(1,260,089)

Balance as of March 31, 2014	79,055,053	$79,055	$22,410,773	$221,022,364	$29,146,001	$272,658,193

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN U.S. DOLLARS)

	For the Three Months Ended March 31,
	2014	2013 (A)

Cash flows from operating activities
Net income	$21,680,852	$13,782,541
Discontinued operations, net of tax	-	(9,340,136)
Income from continuing operations	21,680,852	4,442,405

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	1,004,698	760,401
Amortization of operating license rights	2,161,017	-

Changes in operating assets and liabilities
Accounts receivable	(7,802,740)	9,300,852
Inventories	(2,969,237)	(527,208)
Prepaid expenses and deposits	1,619,089	392,674
Other receivables	9,603	(7,587,081)
Accounts payable - third parties	365,972	2,250,318
- related parties	(4,449,061)	5,280,689
Receipt in advance - third parties	(292,855)	417,066
- related parties	-	(7,964,540)
Accrued liabilities and other payables	(999,575)	641,562
Net cash provided by operating activities from continuing operations	10,327,763	7,407,138

Cash flows from investing activities
Proceeds from deferred income	-	9,401,148
Purchase of property, plant and equipment	(299,428)	(12,868,150)
Refunds from fixed assets deposits	1,901,560	-
Advance to related parties	-	(9,125,403)
Net cash provided by/(used in) investing activities from continuing operations	1,602,132	(12,592,405)

Cash flows from financing activities
Proceeds from short-term loans	8,707,682	9,727,422
Repayment of short-term loans	(6,722,024)	(23,259,126)
Proceeds from long-term loans	3,745,867	-
Advance from a director	650,000	-
Advance from related parties	-	17,609,551
Net cash provided by financing activities from continuing operations	6,381,525	4,077,847

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (…/CONT’D)

(IN U.S. DOLLARS)

	For the Three Months Ended March 31,
	2014	2013 (A)

Cash flow from discontinued operations
Net cash provided by operating activities from discontinued operations	-	24,068,420
Net cash provided by investing activities from discontinued operations	-	2,405,595
Net cash provided by financing activities from discontinued operations	-	5,017,690
Net cash provided by discontinued operations	-	31,491,705

Net increase in cash	18,311,420	30,384,285

Effect of exchange rate	(428,746)	235,221

Cash at the beginning of period (1)	8,156,599	175,488,715

Cash at the end of period (2)	$26,039,273	$206,108,221

Supplemental disclosure of cash flow information:

Cash paid:
Interest paid	$1,641,419	$685,377

Supplemental disclosure of non-cash transaction eliminated in above:

Payable for purchase of ship equipment	$784,825	$-

Proceeds from deferred income	$-	$7,550,451

Deposit on setting up Joint Venture netted of accounts payable - related party	$-	$6,090,302

(1)	Includes cash and cash equivalents of discontinued operations of $nil and $168,627,930 at the beginning of the year in 2014 and 2013, respectively.

(2)	Includes cash and cash equivalents of discontinued operations of $nil and $200,247,921 as of March 31, 2014 and 2013, respectively.

(A)	Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Limited) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2013 rather than on February 25, 2013.

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

CGEI and China Dredging Group Co., Ltd. (“CDGC”) entered into the Merger Agreement dated October 24, 2012, providing for the combination of CGEI and CDGC. Pursuant to the Merger Agreement, CDGC continued as the surviving company and a wholly-owned subsidiary of CGEI. CGEI also acquired all of the outstanding capital shares and other equity interests of Merchant Supreme Co., Ltd (“Merchant Supreme”) as per Share Purchase Agreement dated October 24, 2012. Following the completion of the business combination held on February 25, 2013, CDGC and Merchant Supreme became the wholly-owned subsidiaries of the Company.

On December 4, 2013, the Company completed the sale of CDGC and its subsidiaries. 25-year operating license rights to the 20 new fishing vessels were assigned from Fuzhou Honglong Ocean Fishery Co., Ltd. (“Hong Long”) to the Company as part of the sale consideration on the disposal of CDGC and its subsidiaries. The license operating rights fair market value was estimated at $216.1 million. The value of license rights are recorded in the prepaid operating license rights.

Merchant Supreme is limited liability company incorporated on June 25, 2012, in British Virgin Island (“BVI”). Merchant Supreme, through its PRC Variable Interest Entity (“VIE”), Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd. (“Pingtan Fishing”) engages in ocean fishery with its owned and licensed vessels within Indian EEZ and Arafura Sea of Indonesia. Pingtan Fishing is ranked highly as one of the leading private (not state-owned) supplier and trader of oceanic aquatic products in PRC.

Details of the Company’s subsidiaries and VIEs which are included in these consolidated financial statements as of March 31, 2014 are as follows:

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

In order to place increased focus on fishing business and pursue more effective growth opportunities, the Company decided to exit and sell the specialized dredging services operated by CDGC to its affiliate, Hong Long, and the sale was completed on December 4, 2013 with payment in kind consideration of $543.8 million. Pursuant to ASC Topic 205-20, Presentation of Financial Statements-Discontinued Operations, the business of CDGC is considered as a discontinued operation because: (a) the operations and cash flows of CDGC were eliminated from the Company’s operations; and (b) the Company would not have ability to influence the operation or financial policies of CDGC subsequent to the sale.

The payment consideration for the sale consisted of the following items:

(a)	offset the Company's current $155.2 million promissory note which matures on June 19, 2015 and bears an interest rate of 4%;
(b)	the transfer to the Company of the 25-year license operating rights for 20 new fishing vessels, with such rights appraised at $216.1 million at the fair market value; and
(c)	offset of current accounts of $172.5 million made between the Company and CDGC.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

2.	DISCONTINUED OPERATIONS (…/Cont’d)

The results of operation of CDGC and its subsidiaries have been presented as discontinued operations for the three months ended March 31, 2013. The following table provides the financial results included in net income from discontinued operations during the period presented:

January 1 to
March 31,
2013

Revenue	$26,739,071

Income from discontinued operations before income tax	$11,543,387

Income tax	$(2,203,251)

Net income from discontinued operations	$9,340,136

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 10, 2014.

Reclassifications

Certain prior period information has been reclassified to be comparable with the current period presentation. This reclassification has no effect on previously reported net income.

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

The following tables show the assets and liabilities of the Company’s VIEs after eliminating the intercompany balances as of March 31, 2014 and December 31, 2013. The VIEs include Pingtan Fishing Group which comprises of Pingtan Fishing itself and its three subsidiaries; namely Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying. The creditors of Pingtan Fishing Group do not have recourse against the general creditors of their primary beneficiaries or other Group members.

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$25,413,874	$7,736,308
Accounts receivable	16,601,060	9,133,130
Other receivables	1,183,524	1,225,073
Inventories	11,790,469	9,095,736
Prepaid expenses and deposits	719,383	2,378,054
Long-term investment	3,378,161	3,468,953
Prepaid fixed asset deposits	-	1,928,700
Property, plant and equipment, net	104,451,702	107,178,269
TOTAL ASSETS	$163,538,173	$142,144,223

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(b)	Consolidation of VIE (…/Cont’d)

	March 31, 2014	December 31, 2013
	(Unaudited)
LIABILITIES
Accounts payable - third parties	$2,489,257	$2,184,964
- related parties	9,051,769	13,807,605
Receipt in advance	-	297,034
Short-term loans	10,808,850	9,085,353
Accrued liabilities and other payables	3,433,292	3,631,622
Long-term loans	76,495,238	74,751,804
Deferred income	1,688,115	1,733,485
TOTAL LIABILITIES	$103,966,521	$105,491,867

The following tables show the revenue and cost of revenue, and net income of the Company’s VIEs after eliminating the intercompany balances for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Revenue	$65,582,952	$19,669,476

Cost of revenue	$(39,380,977)	$(14,292,134)

Net income attributable to the Company	$24,183,457	$4,506,292

(c)	Use of estimates

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

	March 31, 2014	December 31, 2013
Balance sheet items, except for equity accounts	RMB6.2164=$1	RMB6.0537=$1
	HKD7.7567=$1	HKD7.7539=$1

For the Three Months Ended March 31,
	2014	2013
Items in statements of income and cash flows	RMB6.1401=$1	RMB6.2169=$1
	HKD7.7606=$1	HKD7.7578=$1

(e)	Cash

Cash consists of cash on hand and at banks.

(f)	Accounts receivable

The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 60 days after customers received the purchased goods.

The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews customer credit worthiness, past transaction history, and changes in payment terms when determining the adequacy of these allowances. Accounts are written off against the allowance when it becomes evident collection will not occur.

No allowance for doubtful accounts has been provided for accounts receivable from third party customers for the three months ended March 31, 2014 and 2013, respectively. The company collected a majority of receivable balances from third party customers as of March 31, 2014 and December 31, 2013 within 60 days subsequent to respective balance sheet dates, and historically has not experienced uncollectible accounts from customers granted with credit sales.

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

Inventories are stated at the lower of cost or market. Cost comprises of fuel, depreciation, amortization, direct labor, shipping, consumables, and government levied charges and taxes. Consumables include fishing nets and metal containers used by fishing vessels. The Company’s fishing fleets in India and Indonesia waters operate around the year, although the May to July period demonstrates lower catch quantities compared to the October to January peak season. Cost of frozen fish and other marine catches at period-ends is calculated using the weighted average method. There was no inventory valuation reserve provided as at March 31, 2014 and December 31, 2013.

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

Interest associated with the construction of a fishing vessel is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $297,176 and $nil for the three months ended March 31, 2014 and 2013, respectively in the fishing vessels under construction.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)&

(o)	Impairment of long-lived assets

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

The Company has not recorded deferred income taxes applicable to undistributed earnings of the subsidiary and VIEs located in the PRC because it is the present intention of management to reinvest the undistributed earnings indefinitely in PRC. Undistributed earnings amounted to approximately $106.9 million and $82.7 million as of March 31, 2014 and December 31, 2013, respectively. If the earnings of such foreign subsidiaries were not definitely reinvested, a deferred tax liability of approximately $5.3 million and $4.1 million would have been required at March 31, 2014 and December 31, 2013, respectively. Generally, such earnings become subject to the PRC tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of March 31, 2014 and December 31, 2013, there were no amounts that had been accrued with respect to uncertain tax positions.

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

As of March 31, 2014 and December 31, 2013, none of the Company’s financial assets or liabilities were measured at fair value on a recurring basis. As of March 31, 2014 and December 31, 2013, none of the Company’s non-financial assets or liabilities was measured at fair value on a nonrecurring basis.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(q)	Fair value measurements (…/Cont’d)

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

The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2014 and December 31, 2013. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

According to the share purchase agreement signed on December 4, 2013, the Company does not own 20 fishing vessels but has the license operating rights to operate these vessels which are owned by Hong Long and the Company is entitled to 100% of net profit (loss) of the vessels. The Company has latitude in establishing price and discretion in supplier selection. There are no economic risks associated with the license operating rights but the Company may need to bear the operation risks and credit risks as aforementioned.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(t)	Pension and employee benefits

Cost for pension and employee benefits was $13,204 and $nil for the three months ended March 31, 2014 and 2013, respectively.

(u)	Segment information

ASC 280 “Segment reporting” establishes standards for reporting information on operating segments in interim and annual financial statements. The Company currently has only one segment, all of the Company’s operations and customers are in the PRC and all income is derived from ocean fishery.

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

The following table sets forth the computation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Net income
From continuing operations	$21,680,852	$4,442,405
From discontinued operations	-	9,340,136
	$21,680,852	$13,782,541

Weighted average number of ordinary shares outstanding (Basic and diluted)	79,055,053	79,055,053

Earnings per ordinary share (Basic and diluted)
From continuing operations	$0.27	$0.06
From discontinued operations	-	0.11
Net income	$0.27	$0.17

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(v)	Earnings per ordinary share (…/Cont’d)

For the three months ended March 31, 2014 and 2013, the number of securities convertible into ordinary shares not included in diluted EPS because the effect would have been anti-dilutive consists of the following:

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Warrants to purchase ordinary share	8,966,667	8,966,667

(w)	Recently issued accounting standards

There are no new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of March 31, 2014.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

4.	CASH

Cash is classified by geographical areas is set out as follows:

	March 31, 2014	December 31, 2013
	(Unaudited)

Hong Kong	$467,997	$269,299
The PRC	25,571,276	7,887,300
	$26,039,273	$8,156,599

Maximum exposure to credit risk	$26,039,273	$8,156,599

Cash is denominated in the following currencies:

	March 31, 2014	December 31, 2013
	(Unaudited)

USD	$585,998	$381,516
RMB	25,421,177	7,752,468
HKD	32,098	22,615
	$26,039,273	$8,156,599

In the PRC and Hong Kong, there are currently no rules or regulations mandating obligatory insurance of bank accounts. Management believes these financial institutions are of high credit quality.

Renminbi is not a freely convertible currency and the remittance of funds out of the PRC is subject to the exchange restrictions imposed by the PRC government.

5.	ACCOUNTS RECEIVABLE

	March 31, 2014	December 31, 2013
	(Unaudited)

Accounts receivable from independent third parties	$16,601,060	$9,133,130

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

6.	INVENTORIES

Inventories as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)

Frozen fish and marine catches in warehouse	$11,790,469	$9,095,736

7.	PREPAID EXPENSES AND DEPOSITS

As of March 31, 2014 and December 31, 2013, prepaid expenses and deposits comprised following items:

	March 31, 2014	December 31, 2013
	(Unaudited)

Prepaid fishing licenses	$475,375	$668,589
Prepaid fuel, consumables and equipment	80,545	1,709,383
Deposit of tax exemption application for import of ship equipment	163,117	-
Others	346	2,902
	719,383	$2,380,874

8.	OTHER RECEIVABLES – NON-CURRENT PORTION

Other receivables as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)

Grants receivable from the PRC Government	$1,181,681	$1,213,440

Other receivables represented grant receivables for construction of new fishing vessels.

9.	LONG-TERM INVESTMENT

Long-term investment represents the Company’s VIE, Pingtan Fishing’s interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million, or approximately $3.4 million to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares in the bank as of March 31, 2014 and December 31, 2013. These shares were as collateral for the Company’s long term loan amounting to $2.3 million as of March 31, 2014 and December 31, 2013.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

9.	LONG TERM INVESTMENTS (…/Cont’d)

Pingtan Fishing used the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank. The Company determined that there was no impairment on this investment as of March 31, 2014 and December 31, 2013.

Long-term investment for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs.

10.	PREPAID OPERATING LICENSE RIGHTS

On December 4, 2013, 25-year operating license rights to the 20 new fishing vessels were assigned from Hong Long to the Company. Subsequent to the licensing of the operating rights, the Company is entitled to 100% of the operations and net profits (losses) from the vessels. The Company has latitude in establishing price and discretion in supplier selection. The cost of the operating license rights is included in the consolidated balance sheets under other assets and was $213,220,339 ($2,881,356 net of accumulated amortization) and $215,381,356 ($720,339 net of accumulated amortization) as of March 31, 2014 and December 31, 2013. Amortization expense in the amount of $2,161,017 and $nil is included in the cost of revenue for the three months ended March 31, 2014 and 2013.

The future minimum amounts of the operating license rights will be charged to earnings in future years as of March 31, 2014, are as follows:

For the years ended December 31,

2014	$6,483,051
2015	8,644,068
2016	8,644,068
2017	8,644,068
2018	8,644,068
Thereafter	172,161,016
$213,220,339

The 25-year exclusive operating rights are fully satisfied and there are no further commitments and obligations.

11.	PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2014	December 31, 2013
	(Unaudited)

Fishing vessels	$60,914,466	$62,551,611
Office and other equipment	146,248	147,894
Fishing vessels under construction	49,025,619	49,245,794
	110,086,333	111,945,299
Less: Accumulated depreciation	(5,634,631)	(4,767,030)
	$104,451,702	$107,178,269

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

11.	PROPERTY, PLANT AND EQUIPMENT, NET (…/Cont’d)

Depreciation expenses were $1,004,698 and $760,401 for three months ended March 31, 2014 and 2013, respectively. Depreciation of $997,498 and $753,909 was charged to cost of revenue for the three months ended March 31, 2014 and 2013, respectively. Depreciation of $7,200 and $6,492 was charged to general and administrative expenses for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 and December 31, 2013, the Company had 16 fishing vessels which were fully depreciated with estimated useful lives of 10 years. These fishing vessels were contributed by registered equity owners in exchange for Pingtan Fishing's paid-in capital and were recorded at the equity owners' historical cost of $nil at the time of contribution.

As of March 31, 2014 and December 31, 2013, the Company had 38 fishing vessels with net carrying amount of $31,788,129 and $33,117,389 respectively pledge as collateral for its term loans and term loan of a related party. The term loans of the related party were in the amount of approximately $20.2 million and $20.7 million as of March 31, 2014 and December 31, 2013, respectively (Note 13 (c)).

As of March 31, 2014 and December 31, 2013, the Company pledged $19,142,912 and $19,657,400 of fishing vessels under construction as collateral for its term loans.

12.	ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable to related parties as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)

PT. Avona Mina Lestari	$3,329,370	$1,967,151
Fuzhou Honglong Ocean Fishery Co., Ltd. (“Hong Long”)	880,821	6,214,491
Hai Yi Shipping Limited	584,118	251,341
Haifeng Dafu Enterprise Company Limited	-	377,216
Hong Fa Shipping Limited	4,257,460	4,996,031
Zhiyan Lin	-	1,375
	$9,051,769	$13,807,605

Accounts payable to related parties are not collateralized, carry no interest, and do not have specific repayment terms.

See Note 15(a) for the relationship of related parties.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

13.	TERM LOANS

As of March 31, 2014 and December 31, 2013, The Company’s short and long-term loans consisted of the following items:

(a)	Short-term loans

	March 31, 2014	December 31, 2013
	(Unaudited)
Classified by financial institutions:
Industrial and Commercial Bank of China	$6,787,230	$-
Fujian Haixia Bank	4,021,620	9,085,353
	$10,808,850	$9,085,353

Additional information:
Maximum balance outstanding during period/year	$16,025,329	$25,169,260
Interest expense for the three months ended March 31, 2014 and 2013	$389,466	$283,423
Weighted average interest rate for the three months ended
March 31, 2014 and 2013	2.2%	0.6%

The principal payments for the outstanding short-term loans are as follows:

Name of Banks	Principal amount		Current annualized interest rate	Terms of loans	Collateral	Outstanding amount as of March 31, 2014

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	USD	1,717,040	Fixed rate at 3.339% per annum	Due on April 15, 2014	N/A	$1,717,040

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	USD	3,501,660	Fixed rate at 3.336% per annum	Due on April 20, 2014	N/A	3,501,660

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	USD	1,568,530	Fixed rate at 4.034% per annum	Due on June 24, 2014	N/A	1,568,530

Fujian Haixia Bank, Fuzhou Hualin Branch	RMB	10,000,000	Fixed rate at 9.000% per annum	Due on May 9, 2014	Guaranteed by Xinrong Zhuo	1,608,648

Fujian Haixia Bank, Fuzhou Hualin Branch	RMB	15,000,000	Fixed rate at 9.000% per annum	Due on April 23, 2014	Guaranteed by Xinrong Zhuo	2,412,972
						$10,808,850

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

13.	TERM LOANS (…/Cont’d)

(b)	Long-term loans

	March 31, 2014	December 31, 2013
	(Unaudited)

China Minsheng Banking Corporation Limited, Fuzhou Branch	$14,441,638	$14,829,774
Fujian Haixia Bank, Fuzhou Hualin Branch	3,217,296	3,303,764
The Export-Import Bank of China, Fujian Branch	45,484,525	46,706,972
China Development Bank, Fujian Branch	13,351,779	9,911,294
	$76,495,238	$74,751,804
Less : Current portion within twelve months	(24,535,905)	(20,252,077)
	$51,959,333	$54,499,727

Additional information:
Weighted average interest rate for the three months ended March 31, 2014 and 2013	1.7%	1.6%

Interest expenses of long-term loans for the three months ended March 31, 2014 and 2013 amounted to $983,475 and $401,954, respectively. Interest expenses of $297,176 and $nil are capitalized to construction in progress for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 and December 31, 2013, a related company, Fujian International Trading and Transportation Company collateralized its 0.3% investment in total equity interest of Xiamen International bank and 1% of its investment in total equity interest of Fujian Pingtan Rural-Commercial bank Joint-Stocked Co., Ltd to guarantee Pingtan Fishing’s term loans of $ 3.7 million (2013: $3.8 million) and $0.5 million (2013: $0.5 million) respectively.

As of March 31, 2014 and December 31, 2013, Hong Long collateralized its 2.86% investment in total equity interest of Fujian Fuqing Rural-Commercial Bank, 1.75% investment in total equity interest of Xiamen International Bank and 2.7 % investment in total equity interest of Fujian Pingtan Rural-Commercial bank Joint-Stocked Co., Ltd to guarantee Pingtan Fishing’s term loans of $0.7 million (2013: $0.7 million), $19.1 million (2013: $19.6 million) and $1.2 million (2013: $1.3 million) respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

13.	TERM LOANS (…/Cont’d)

(b)	Long-term loans (…/Cont’d)

A summary of the principal payments for the outstanding term loans during the following ten fiscal years is as follows:

								Total
			Principal payment due during					outstanding
Name of bank	Collateral	Term of loans	2014	2015	2016	2017	2018-2023	loan amount

China Minsheng Banking Corporation Limited, Fuzhou Branch	Pingtan Fishing’s and Hong Long’s fishing vessels and guaranteed by Xinrong Zhuo	May 4, 2012 to March 16, 2015	$5,935,911	$2,967,956	$-	$-	$-	8,903,867

China Minsheng Banking Corporation Limited, Fuzhou Branch	Pingtan Fishing’s and Hong Long’s fishing vessels and guaranteed by Xinrong Zhuo	June 15, 2012 to March 16, 2015	1,447,783	723,892	-	-	-	2,171,675

China Minsheng Banking Corporation Limited, Fuzhou Branch	Pingtan Fishing’s and Hong Long’s fishing vessels and guaranteed by Xinrong Zhuo	June 29, 2012 to March 16, 2015	2,244,064	1,122,032	-	-	-	3,366,096

Fujian Haixia Bank, Fuzhou Hualin Branch	Guaranteed by Xinrong Zhuo	April 25, 2012 to March 22, 2015	1,608,648	1,608,648	-	-	-	3,217,296

The Export-Import Bank of China	Hong Long's investment in equity interest of a PRC local bank	July 5, 2013 to December 10, 2017	3,297,729	4,600,734	5,276,366	5,951,997	-	19,126,826

The Export-Import Bank of China	Hong Long's investment in equity interest of a PRC local bank	July 5, 2013 to December 10, 2017	120,649	176,951	193,038	209,124	-	699,762

The Export-Import Bank of China	Fujian International Trading and Transportation Company Ltd.'s investment in equity interest of a PRC local bank	July 5, 2013 to December 10, 2017	643,459	900,843	997,362	1,142,140	-	3,683,804

The Export-Import Bank of China	Guaranteed by Hong Long	July 5, 2013 to December 10, 2017	3,185,123	4,472,042	5,083,328	2,702,529	-	15,443,022

The Export-Import Bank of China	Fujian International Trading and Transportation Company Ltd.'s investment in equity interest of a PRC local bank	September 29, 2013 to December 10, 2017	80,432	96,519	128,692	144,778	-	450,421

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

13.	TERM LOANS (…/Cont’d)

(b)	Long-term loans (…/Cont’d)

								Total
			Principal payment due during					outstanding
Name of bank	Collateral	Term of loans	2014	2015	2016	2017	2018-2023	loan amount

The Export-Import Bank of China	Hong Long's investment in equity interest of a PRC local bank	September 29, 2013 to December 10, 2017	209,124	289,557	353,903	369,989	-	1,222,573

The Export-Import Bank of China	Hong Long's investment in equity interest of a PRC local bank	September 29, 2013 to December 10, 2017	-	-	-	2,589,923	-	2,589,923

The Export-Import Bank of China	Pingtan Fishing's investment in equity interest of a PRC local bank	September 29, 2013 to December 10, 2017	386,076	546,940	643,459	691,719	-	2,268,194

China Development Bank , Fujian Branch	Guaranteed by Xinrong Zhuo, Honghong Zhuo, Mrs. and Mr. Zhiyan Lin and 14 fishing vessels under construction	November 28, 2013 to November 27, 2023	563,027	1,126,054	1,206,486	1,367,351	9,088,861	13,351,779
			$19,722,025	$18,632,168	$13,882,634	$15,169,550	$9,088,861	$76,495,238

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

In August and September 2013, Pingtan Fishing entered into two pledge contracts with China Minsheng Banking Corp., Ltd. Pursuant to the terms of the pledge contracts, Pingtan Fishing assigned 12 fishing vessels, as collateral to provide maximum guarantees of $9.9 million to Hong Long’s term loans, which are due on December 26, 2013. Hong Long has rights to renew the loans within six months from the due date December 26, 2013 and the guarantee and pledges of Pingtan Fishing are still effective up to June 25, 2014.

In December 2013, Pingtan Fishing entered into a guarantee agreement with Ping An Bank Co., Ltd. Pursuant to the terms of the guarantee agreement, Pingtan Fishing provide maximum guarantees of approximately $8.3 million for Hong Long’s credit line in amount of $16.5 million, which is due on December 23, 2014.

As of the issuance date of these financial statements, Pingtan Fishing had not received any demand from the lender that collateralized properties are intended to be disposed of or to make any payments under the guarantees.

Pursuant Accounting Standards Codification (“ASC”) 460-10-25-2, the guarantor is obligated in two aspects in every guarantee or indemnification—a noncontingent liability and a contingent liability. The noncontingent liability represents the guarantor's obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering events or conditions occur. The contingent liability represents the guarantor’s obligation to make future payments if those triggering events or conditions occur and based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

We have assessed the contingent liabilities arising from the above-described guarantees and have concluded that no liabilities in respect of the guarantees were required to be recognized as of March 31, 2014 and December 31, 2013.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

14.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)

Accrued salaries and wages	$2,206,327	$3,278,245
Accrued expenses	76,929	152,000
Ship equipment payable	775,192	-
Other payables	484,072	420,802
	$3,542,520	$3,851,047

As of March 31, 2014, the estimated social insurance and housing fund payments not provided were approximately $254,000 and $30,000 respectively. No accruals have been provided for the Group's PRC social insurance and housing fund payments for the Group's PRC employees.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

15.	ADVANCES FROM RELATED PARTIES

Advances from related parties as of March 31, 2014 and December 31, 2013 consisted of the following:

(a)	Name and relationship of related parties

Name of related party	Relationship
Xinrong Zhuo	CEO, Director and major shareholder of the Company
Panxing Zhuo	Father of Xinrong Zhuo, a Family Member
Honghong Zhuo	Daughter of Xinrong Zhuo
Qing Lin	Brother-in-law of Xinrong Zhuo, a Family Member
Longfei Zhuo	Cousin of Xinrong Zhuo, a Family Member
Sunqiang Zhou	Brother-in-law of Xinrong Zhuo, a Family Member
Cheng Chen	Cousin of Xinrong Zhuo, a Family Member and
shareholder of Hong Long
Xiaojie Wu	Brother-in-law of Xinrong Zhuo, a Family Member
Xiaoqin Xu	An employee of an affiliate company
Xiaomei Yang	An employee of the Company and niece of Xinrong Zhuo
Xiaofang Zhuo	Cousin of Xinrong Zhuo, a Family Member
Longhua Zhuo	Sister of Xinrong Zhuo,a Family Member
Zhiyan Lin	Shareholder of Pingtan Fishing
Fujian Yihai Investment Co., Ltd.	An affiliate company majority owned by Longjie Zhuo, sibling of Xinrong Zhuo
Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd.	An affiliate company owned by Longfei Zhuo and Honghong Zhuo
Fujian Lutong Highway Engineering	An affiliate company majority owned by Xiaojie Wu, brother-in-law of Xinrong Zhuo
Fujian Haiyi International Shipping Agency Co., Ltd.	An affiliate company to which the Company acted as a trustee equity owner. Haiyi International is ultimately majority owned and controlled by Sunqiang Zhou, brother-in-law of Xinrong Zhuo and a Family Member
Fujian Xinnong Ocean Fisheries Development Co., Ltd.	An affiliate company to which the Company acted as a trustee equity owner. Xinnong is ultimately owned and controlled by Xiaojie Wu
Fuzhou Haoyouli Fisheries Development Co., Ltd.	An affiliate company to which the Company acted as trustee equity owner. Haoyouli is ultimately owned and controlled by Sunqiang Zhou
Fuzhou Honglong Ocean Fishery Co., Ltd.	An affiliate company majority owned and controlled by Ping Lin, spouse of Xinrong Zhuo and a Family Member
PT. Avona Mina Lestari	An affiliate company controlled by Xinrong Zhuo family domiciled in Indonesia, engaged in fishing base management and fishing vessel service
PT. Dwikarya Reksa Abadi	An affiliate company controlled by Xinrong Zhuo family domiciled in Indonesia, engaged in fishing base management and fishing vessel service
Haifeng Dafu Enterprise Company Limited	An affiliate company ultimately owned by Xinrong Zhuo and domiciled in the Hong Kong Special Administrative Region of the PRC (“Hong Kong”)

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

15.	ADVANCES FROM RELATED PARTIES (…/Cont’d)

(a)	Name and relationship of related parties (.../Cont’d)

Name of related party	Relationship
Hai Yi Shipping Limited	An affiliate company ultimately owned by Xinrong Zhuo and domiciled in Hong Kong Administrative Region of the PRC (“Hong Kong”)
Fuzhou Wanhao Real Estate Property Investment Co., Ltd.	An affiliate company majority-owned and controlled by Qing Lin
China Communication Materials Central and South Co., Ltd.	An affiliate company majority-owned by Lutong Highway
Fujian Gangjun Construction Co., Ltd.	An affiliate company ultimately controlled by Xinrong Zhuo
Fujian International Trading and Transportation Co., Ltd.	An affiliate company owned by Yihai Investment and Longhao Zhuo, sibling of Xinrong Zhuo and a Family Member
Fuzhou Dongxing Longju Real Estate Co., Ltd.	An affiliate company owned by Xinrong Zhuo
Shenzhen Western Coast Fisherman Pier Co., Ltd.	An affiliate company owned by Xinrong Zhuo
Pingtan Heshun Fuel Co., Ltd.	An affiliate company under Xinrong Zhuo’s common control
Fuzhou Hairong Trading Co., Ltd.	An affiliate company under Xinrong Zhuo’s common control
Hong Fa Shipping Limited	An affiliate company ultimately owned by Xinrong Zhuo and domiciled in Hong Kong Administrative Region of the PRC (“Hong Kong”)

(b)	Advance from a director

	March 31, 2014	December 31, 2013
	(Unaudited)

Xinrong Zhuo	$650,000	$-

The advance from a director is not collateralized, carries no interest, and does not have specific repayment terms.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

16.	CAPITAL (…/Cont’d)

(a)	Share Capital (…/Cont’d)

A summary of all Warrants outstanding as of March 31, 2014 is presented below:

	Number of
	Warrants	Exercise Price	Terms

Exercisable as of March 31, 2014	8,966,667	$12	3.9 years

During the three months ended March 31, 2014, no warrant was granted, exercised or expired.

(b)	Retained earnings and statutory reserves

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

As of March 31, 2014, statutory surplus reserves of Pingtan Fishing reached 50% of the registered capital. No appropriation required in accordance with the PRC accounting rules and regulations. The registered capital of Pingtan Fishing is RMB 80 million in statutory record including RMB 29.5 million of capital injection by fishing vessels from related parties. According to SAB Topic 5G, this SAB requires that the assets be recorded at predecessor's cost and the registered capital of Pingtan Fishing per audit is $6,254,178 (RMB50.5 million). Pingtan Guansheng, Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying had sustained losses since its establishment; therefore no appropriation of net profits to the statutory reserves was required.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

17.	RELATED PARTY TRANSACTIONS

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Service fee
Hai Yi Shipping Limited (5)	$115,391	$-

Sale of frozen fish and other marine catches
Shenzhen Western Coast Fisherman Pier Co., Ltd.	$-	$7,964,540

Purchase of fuel, fishing nets and other on board consumables (1) PT. Avona Mina Lestari	$-	$7,213,950

Purchase of fuel, fishing nets and other on board consumables paid on behalf
Fuzhou Honglong Ocean Fishery Co., Ltd.	-	598,422
Hong Fa Shipping Limited	16,239,640	-
	16,239,640	598,422

Purchase of vessel maintenance service (2)
PT. Avona Mina Lestari	1,087,289	604,666
PT. Dwikarya Reksa Adadi	1,210,408	-
	2,297,697	604,666
Purchase of transportation service (2)
Fuzhou Honglong Ocean Fishery Co., Ltd.	889,692	-
Haifeng Dafu Enterprise Company Limited	1,377,052	475,550
Hai Yi Shipping Limited	590,223	472,153
Hong Fa Shipping Limited	2,220,898	565,774
PT. Avona Mina Lestari	-	35,149
	5,077,865	1,548,626
Office rental
Ping Lin (4)	3,420	3,378

Cold storage warehouse paid on behalf
Fuzhou Honglong Ocean Fishery Co., Ltd.	180,896	-

Indonesia fleet vessel agency fee payable (3)
PT. Avona Mina Lestari	373,032	172,442
PT. Dwikarya Reksa Abadi	328,262	-
	701,294	172,442
Crewmen compensation paid on behalf
PT. Avona Mina Lestari	864,000	-

Indonesia fishing licenses paid on behalf
PT. Avona Mina Lestari	424,944	292,848
PT. Dwikarya Reksa Abadi	482,581	-
	907,525	292,848
Total purchases and expenses	$26,272,337	$10,434,332

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIALSTATEMENTS

(IN U.S. DOLLARS)

17.	RELATED PARTY TRANSACTIONS (…/Cont’d)

(1)	Fuel, fishing nets and other consumables were sold to Pingtan Fishing.

(2)	Vessel maintenance and transportation services were charged to Pingtan Fishing at prices mutually agreed by the related parties and Pingtan Fishing.

(3)	Pursuant to a Fishery Cooperative Agreement dated December 31, 2012 with one-year term, entered into between Pingtan Fishing and Avona, Pingtan Fishing is payable to Avona an annual agency fee, calculated at a mutually agreed amount of $20,000, for the period from January 1, 2013 to December 31, 2013. Avona acts as an agent for each of Pingtan Fishing’s fishing vessels. The agreement continues to executed without disagreement from both parties.

(4)	Pingtan Fishing entered into a three-year term office rental lease with Ping Lin on July 31, 2012. The annual lease is $13,680.

(5)	On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office, and clerical and administrative support and consultation services. The agreement will expire on December 31, 2014.

18.	CERTAIN RISKS AND CONCENTRATIONS

(a)	Credit risk

As of March 31, 2014 and December 31, 2013, a substantial portion part of the Company’s cash included bank deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company does not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

(b)	Major customers

During the three months ended March 31, 2014, related company Shenzhen Western Coast Fisherman Pier Co., Ltd. accounted for 0% (2013 : 40%) of the Company's revenue. No customers accounted for over 10% of the Company’s revenues for the three months ended March 31, 2014.

(c)	Major suppliers

During the three months ended March 31, 2014, two suppliers accounted for 63% (2013:14%) the Company's purchases.

During the three months ended March 31, 2014, related company PT. Avona Mina Lestari accounted for 6% (2013: 54%) of the Company's purchases.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

19.	COMMITEMTS AND CONTINGENCIES

The Company has employment agreements with certain employees that provides severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of March 31, 2014 and December 31, 2013, the Company’s potential minimum cash obligation to these employees was approximately $10,056 and $10,059, respectively.

The Company entered into a service agreement with Hai Yi Shipping Limited that provided use of a portion of its premises, and to provide clerical, administrative support and consultation services under the agreement expires on December 31, 2014. As of March 31, 2014 and December 31, 2013, the Company’s potential minimum cash obligation to this agreement was approximately $346,346 and $461,961, respectively.

Pursuant to the Shares Purchase Agreement dated December 4, 2013, (“the Share Purchase Agreement”) where the Company exited and sold CDGC to Hong Long (“the buyer”), the Company is required to indemnify the buyer and the same indemnification responsibility applies to the buyer for events arising out of any breach of the Share Purchase Agreement or the memorandum of agreement in relation to the sale, purchase and delivery of the vessels for two years until December 3, 2015. The indemnifying party will be liable for the full amount of damages that exceed $1,000,000. The amount of damages shall be the amount finally determined by a court of competent jurisdiction or appropriate governmental administrative agency, or the amount agreed to upon settlement in accordance with the terms of the Share Purchase Agreement.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

20.	OPERATING LEASE COMMITMENT

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided for the use of a portion of its premises, and to provide clerical, administrative support and consultation services. The service fee is approximately $115,000 for the three months ended March 31, 2014.

Pingtan Fishing leases office from Ping Lin. Pursuant to a rental agreement entered into on July 31, 2012 with three-year term, the annual lease is $13,680. The total future minimum lease payments under non-cancellable operating leases with respect to service fee, cold storage warehouse and office as of March 31, 2014 were as follows:

		Cold storage
	Service fee	Warehouse	Office rental	Total

For the years ended December 31,
2014	$346,346	$91,461	$10,134	$447,941
2015	-	-	7,882	7,882
	$346,346	$91,461	$18,016	$455,823

The operating lease commitments below include both related parties commitments and non-related parties commitments. The total future lease payments as of March 31, 2014 are summarized as follows:

		Cold storage
	Service fee	Warehouse	Office rental	Total

Related parties commitments	$346,346	$-	$18,016	$364,362
Non-related parties commitments	-	91,461	-	91,461
	$346,346	$91,461	$18,016	$455,823

Rental expenses and service fee under operating leases for the three months ended March 31, 2014 and 2013 was $396,605 and $75,153 respectively, of which $118,811 and $3,378, respectively, are paid to the related parties (Note 17).

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

21.	CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

As of March 31, 2014 and December 31, 2013, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Company’s consolidated financial statements, if any.

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)

Assets
Cash	$457,586	$246,684
Prepaid expenses	-	2,820
Investments in subsidiaries	59,729,620	36,808,242
Total assets	60,187,206	37,057,746

Other assets
Prepaid operating license rights	213,220,339	215,381,356
Total assets	$273,407,545	$252,439,102

Liabilities and equity
Current liabilities
Accrued liabilities and other payables	$99,352	$201,672
Advance from a director	650,000	-
Total current liabilities	749,352	201,672

Shareholders' equity
Total shareholders' equity	272,658,193	252,237,430
Total liabilities and equity	$273,407,545	$252,439,102

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

21.	CONDENSED PARENT COMPANY FINANCIAL INFORMATION (…/Cont’d)

CONDENSED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Cost of revenue	$(2,161,017)	$-
General and administrative expenses	(318,400)	(10,041)
Other expenses	(166)	-
Equity in income of subsidiaries	24,160,435	4,452,446
Net income	$21,680,852	$4,442,405

CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Net cash used in operating activities	$(418,066)	$-
Net cash used in investing activities	(21,032)	-
Net cash provided by financing activities	650,000	-
Net increase in cash	210,902	-
Cash at the beginning of the period	246,684	-
Cash at the end of the period	$457,586	$-

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

Overview

We are a marine enterprises group primarily engaging in ocean fishing through our wholly-owned PRC operating subsidiary or VIE, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd., or Pingtan Fishing. We harvest a variety of fish species with many of our owned or licensed vessels operating within the Indian Exclusive Economic Zone and the Arafura Sea of Indonesia. We provide high quality seafood to a diverse group of customers including distributors, restaurant owners and exporters in the PRC.

We currently operate 126 fishing vessels and is the second largest China based fishery company operating its vessels outside of Chinese waters.

In June 2013, we expanded our fleet from 40 to 86 through a purchase of 46 fishing trawlers from a related party for a total consideration of $410.1 million. The transaction is subject to the receipt of government approvals; however we began operating the vessels in the third quarter of 2013 and since then we have been entitled to their net profits from their operation. These vessels are fully licensed to fish in Indonesian waters. Each vessel carries a crew of 10 to 15 persons. These vessels have resulted in additional carrying capacity of approximately 45,000 to 50,000 tons for us.

In September 2013, we further increased our fleet to 106 vessels with the addition of 20 newly-built fishing trawlers, which were initially ordered in September 2012. These vessels have an expected run-in period of 3 - 6 months, during which each is placed into the sea for testing prior to full operation. These vessels became fully operational in the first quarter of 2014. The vessels are fully licensed to fish in Indian and Indonesian waters. At full operation, each vessel is capable of harvesting 900 to 1,000 tons of fish. We expect that the expansions of our fleet will greatly increase our fish harvest volume and revenue.

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

In December 2013, we further expanded our fleet to 126 vessels with the addition of the 25-year exclusive operating rights for 20 new fishing drifters from a related party.

In January 2014, we entered into a strategic cooperation framework agreement with China Co-op (Hainan) Industry Development Co., Ltd. As part of this agreement, the two companies will jointly construct a fish processing plant and our fishing products will then be sold to China Co-op's numerous supermarket locations across China. We believe this partnership will accelerate our progress to becoming a vertically integrated seafood provider and also enhances our market competitiveness as our products would reach to both inland and remote areas through China Co-op's massive sales network.

As of March 31, 2014, we own 104 trawlers and 2 drifters and have operating license rights to 20 drifters. Our fleet has an average useful life of approximately 17 years. These vessels are fully licensed to fish in Indonesian or Indian waters. Among the 126 fishing vessels, 114 vessels are operating in the Arafura Sea in Indonesia, and the remaining 12 vessels are operating in the Bay of Bengal in India.

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

We derive our revenue primarily from the sale of frozen seafood products. We sell our products directly to customers including distributors, restaurant owners and exporters, and most of our customers have long-term and trustworthy cooperative relationship with us. Our existing customers also introduce new customers to us from time to time. Our operating results are subject to seasonal variations. Harvest volume is the highest in the fourth quarter of the year and harvest volumes in the second and third quarters are relatively low due to the spawn season of certain fish species, including ribbon fish, cuttlefish, butterfish, and calamari. Based on past experiences, demand for seafood products is the highest from December to January during the Chinese New Year. We believe that our profitability and growth are dependent on our ability to expand the customer base. With the expansions of operating capacity and expected increases in harvest volume in the coming years, we will continue to develop new customers from existing and new territories in China.

Discontinued operations

In December 2013, we completed the sale of the China Dredging Group (‘‘CDGC’’) business, which has been reported as discontinued operations for 2013, to Hong Long, a related party owned by the wife of our Chairman and CEO, Mr. Xinrong Zhuo.

In July 2013, we received an offer from Mr. Zhuo to acquire the business and operating assets of our wholly-owned dredging subsidiary, CDGC and its PRC operating subsidiaries in exchange for (i) offset of our current $155.2 million 4% promissory note due to Hong Long matures on June 19, 2015; (ii) the assignment of the 25-year exclusive operating license rights for 20 new fishing vessels to us, with a fair market value of $216.1 million; and (iii) offset of PME’s current accounts due to CDGC with an amount of $172.5 million. The value of the operating license rights of $216.1 million is being amortized over the license term of 25 years. These 20 fishing vessels received subsidies from China’s central government budget in 2012, and a recent notification from the Government prohibits the sale or transfer of ownership for a period of 10 years for fishing vessels that have received such subsidies.

On December 3, 2013, the Board, excluding Mr. Zhuo and Mr. Lin approved moving forward with the sale and executed and closed the transaction. The total consideration for the transaction is approximately $543.8 million and a gain on sale of $134.7 million was recorded as an adjustment to our equity as it was sold to a related party under common control.

Significant Factors Affecting Our Results of Operations

•	Governmental Policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable governments. Our inability to obtain, or loss or denial of extensions, to any of its applicable licenses or permits could hamper our ability to generate revenues from its operations.

•	Resource & Environmental Factors: Our fishing expeditions are based in India and Indonesia. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also have impact our harvest volume.

•	Fluctuation on Fuel Prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may ultimately result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

•	Competition: We engage in fishing business in the Arafura Sea in Indonesia and the Bay of Bengal in India. Competition within our dedicated fishing areas is not significant as the region is not overfished and regulated by the government, which limits the number of vessels that are allowed to fish in the territories. Competition in the market in China is high. We compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. Our catch appeals to a wide segment of consumers because of the low price points of our products. We have been able to sell our catch at market prices and such market prices have been increasing significantly since 2012.

•	Fishing Licenses: Each of our fishing vessels requires an approval from the Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are valid for a period of three to twelve months, and are awarded to us at no cost. We apply for the renewal of the approval prior to expiration to avoid interruptions of our fishing vessels’ operations. Each of our fishing vessels operating in Indonesian waters requires a fishing license granted by the authority in Indonesia. Indonesian fishing licenses remain effective for a period of twelve months and we apply for renewal upon expiration. We record cost of Indonesian fishing licenses in prepaid expenses and amortize the cost over the effective period of the licenses.

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

Gross Profit

Our gross profit is affected primarily by changes in production cost. Fuel, freight and labor costs together account for about 80% of cost of sales for the quarter ended March 31, 2014. The fluctuation of fuel price, freight price and exchange rates may significantly affect our cost level and gross profit.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses include salaries and staff welfare, professional service fees, traveling expenses for our sales personnel, insurance and other miscellaneous expenses related to our administrative corporate activities.

 Our sales activities are conducted through direct sales by our internal sales staff.  Because of the strong demand for our products and services, we do not have to aggressively market and distribute our products, thus our sales expenses have been relatively small as a percentage of our revenue.

We anticipate that our sales, general and administrative expenses will increase with the anticipated growth of our business and continued upgrades to our information technology infrastructure. We expect that our sales, general and administrative expenses will also increase as a result of compliance, investor-relations and other expenses associated with being a publicly listed company.

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

Our VIE, Pingtan Fishing, is a qualified ocean fishing enterprise certified by the Ministry of Agriculture of the PRC. The qualification is renewed on April 1 each year. Pingtan Fishing is exempt from income tax derived from its ocean fishing operations in the periods it processes a valid Ocean Fishing Enterprise Qualification Certificate issued by the Ministry of Agriculture of the PRC.

In addition, Pingtan Fishing is not subject to foreign income taxes for its operations in India and Indonesia Exclusive Economic Zones.

Other Comprehensive Income

Our comprehensive income consists of net income and foreign currency translation adjustments. We translate our assets and liabilities of foreign operations at the rate of exchange in effect on the balance sheet date. We translate income and expenses at the average rate of exchange prevailing during the period. The period-end rate as of March 31, 2014 for RMB into one U.S. dollar was 6.2164. Average rates for the quarter ended March 31, 2014 and 2013 were 6.1401 and 6.2169, respectively. The related translation adjustments are reflected in “Accumulated other comprehensive income” in the equity section of our consolidated balance sheets. Foreign currency gains and losses resulting from transactions are included in earnings. As of March 31, 2014 and December 31, 2013, the accumulated foreign currency translation gain was approximately $29.1 million and $30.4 million, respectively.

Earnings per Ordinary Share

Earnings per ordinary share (basic and diluted) is based on the net income divided by the weighted average number of ordinary shares outstanding during each period. Ordinary share equivalents are not included in the calculation of diluted earnings per ordinary share if their effect would be anti-dilutive.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

Revenue

Revenue is derived from sales of aquatic products. Our top 6 species of fish sold including ribbon fish, pomfret, Indian white shrimp, croaker fish, threadfin and conger eel together accounted for about 81% of revenue for the three months ended March 31, 2014. The table below sets forth more detail regarding the revenue breakdown by different species of fish:

(Amounts in thousands, except for percentage and per unit data)

	Three Months Ended March 31,
	2014				2013
	Revenue	Volume (KG)	Average price	% of revenue	Revenue	Volume (KG)	Average price	% of revenue
Ribbon fish	$17,462	6,861,449	2.54	26.6%	$7,797	4,501,244	1.73	39.6%
Pomfret	11,320	4,734,886	2.39	17.3%	1,504	785,005	1.92	7.6%
India white shrimp	11,159	1,280,570	8.71	17.0%	2,679	525,322	5.10	13.6%
Croaker fish	8,179	3,069,061	2.66	12.5%	3,808	2,274,969	1.67	19.4%
Threadfin	2,488	787,173	3.16	3.8%	287	110,756	2.59	1.5%
Conger eel	2,408	953,072	2.53	3.7%	240	77,400	3.10	1.2%
Others	12,567	5,160,233	2.44	19.1%	3,354	1,253,068	2.68	17.1%
Total	$65,583	22,846,444	2.87	100.0%	$19,669	9,527,764	2.06	100.0%

Revenue in the three months ended March 31, 2014 increased by 233.4% to $65.6 million from $19.7 million in the three months ended March 31, 2013, primarily due to increase in sales volume as a result of the addition of 66 fishing vessels in June and September 2013, most of which were operating at full capacity in the first quarter of 2014; and the addition of the operating license rights of 20 new fishing vessels in December 2013, which began operating in the current period. Sales volumes in the first quarter of 2014 rose by 139.8% to 22,846 tons from 9,528 tons in the same period of 2013. Average unit selling prices also increased by 39.3% in the first quarter of 2014 compared to the same period of 2013, which was driven by the higher demand for natural seafood in China.

Cost of Sales and Gross Margin

The following tables set forth our cost of sales and gross profit, both in amounts and as a percentage of revenue for the three months ended March 31, 2014 and 2013:

(Amounts in thousands, except for percentage)

	Three Months Ended March 31,
	2014			2013
	US$	% of COS	% of Revenue	US$	% of COS	% of Revenue
Fuel cost	$24,607	59.2%	37.5%	$8,966	62.7%	45.6%
Freight	4,799	11.6%	7.3%	1,946	13.6%	9.9%
Labor cost	3,347	8.1%	5.1%	1,007	7.1%	5.1%
Depreciation and amortization	3,089	7.4%	4.7%	742	5.2%	3.8%
Maintenance fee	2,168	5.2%	3.3%	593	4.1%	3.0%
Spare parts	2,036	4.9%	3.1%	592	4.1%	3.0%
License fee and agency fee	1,496	3.6%	2.3%	446	3.2%	2.3%
Total cost of sales	$41,542	100.0%	63.3%	$14,292	100.0%	72.7%

Cost of sales for the three months ended March 31, 2014 was $41.5 million, representing an increase of 190.7% as compared to $14.3 million in the same period of 2013. The increase was principally due to the increase in fuel cost for our fishing vessels of $15.6 million as a result of the fleet expansion. Depreciation and amortization increased by $2.3 million due to amortization of operating license rights of the 20 new fishing vessels added in December 2013. Freight, labor cost and maintenance fee also increased, which was in line with the increase in revenue.

	Three Months Ended March 31,				Percentage
	2014		2013		Change
	US$	% of revenue	US$	% of revenue	%
Revenue	$65,583	100.0%	$19,669	100.0%	233.4%
Cost of revenue	$41,542	63.3%	$14,292	72.7%	190.7%
Gross profit	$24,041	36.7%	$5,377	27.3%	347.1%

Gross margin increased to 36.7% in the first quarter of 2014 from 27.3% in the same period of 2013, primarily due to an increase of 39.3% in average unit sales price, change in product mix and a tighter control on cost of revenue. Gross profit for the first quarter of 2014 was $24.0 million, representing an increase of 347.1% as compared to $5.4 million in the same period of 2013 as a result of business expansion.

Sales, General and Administrative Expenses

The following table sets forth sales, general and administrative (SG&A) expenses and income from operations both in amounts and as a percentage of revenue for the three months ended March 31, 2014 and 2013:

(Amounts in thousands, except for percentage)

	Three Months Ended March 31,				Percentage
	2014		2013		Change
	US$	% of Revenue	US$	% of Revenue	%
Gross profit	$24,041	36.7%	$5,377	27.3%	347.1%
Operating Expenses:
Selling and marketing expenses	(671)	(1.0)%	(195)	(1.0)%	244.1%
General & administrative expenses
Legal and professional fees	(112)	(0.2)%	(214)	(1.1)%	(47.7)%
Salaries and staff welfare	(210)	(0.3)%	(25)	(0.1)%	740.0%
Service fee	(115)	(0.2)%	-	-	100.0%
Others	(184)	(0.3)%	(62)	(0.3)%	196.8%
Total G&A expenses	(621)	(1.0)%	(301)	(1.5)%	106.3%
Total SG&A expenses	(1,292)	(2.0)%	(496)	(2.5)%	160.5%
Income from operations	$22,749	34.7%	$4,881	24.8%	366.1%

Total SG&A expenses increased by 160.5% to $1.3 million in the three months ended March 31, 2014 from $0.5 million in the same period of 2013. The increase in SG&A expenses was primarily attributable to higher sales expenses including storage and transportation fees, and salaries and staff welfare as a result of our expanded scale of operations, as well as higher administrative costs associated with the company being a publicly listed company. As a percentage of revenue, SG&A expenses remained constant with 2.0% and 2.5% in the first quarter of 2014 and 2013.

Other Income and Expenses

Net other expenses increased by 143.3% to $1.1 million in the three months ended March 31, 2014 from $0.4 million in the same period of 2013. The increase was primarily driven by an increase in interest expenses of $0.7 million and an increase in foreign currency exchange loss of $0.4 million, being partially offset by an increase in subsidy income of $0.5 million.

Income Tax

We are exempted from income tax derived from our ocean fishing operations.

Net Income

(Amounts in thousands, except for percentage)

Three Months Ended March 31,
2014			2013
Revenue	Net income	Net margin	Revenue	Net income	Net margin
$65,583	$21,681	33.1%	$19,669	$4,442	22.6%

Net income for the three months ended March 31, 2014 was $21.7 million, or 33.1% of revenue, compared to $4.4 million, or 22.6% of revenue, in the same period of 2013.

Foreign Currency Translation Gain

During the three months ended March 31, 2014, we recognized a foreign currency translation loss of $1.3 million, as a result of Renminbi depreciation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had total cash of $26.0 million, an increase of $17.9 million from $8.1 million at December 31, 2013.  Approximately $25.6 million was held by our Chinese subsidiaries and VIEs.  Our intent is to permanently reinvest these funds in the PRC and we have no plans to repatriate these funds.

Our current assets totaled $55.2 million as of March 31, 2014 while our current liabilities totaled $52.8 million. We have financed our activities to date primarily through cash generated from operating activities and loans from banks. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for continuing operations for each of the periods indicated:

 (Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$10,328	$7,407
Net cash provided by/(used in) investing activities	1,602	(12,592)
Net cash provided by financing activities	6,381	4,078
Effect of exchange rate	(429)	107
Cash and cash equivalents at beginning of period	8,157	6,860
Cash and cash equivalents at end of period	$26,039	$5,860

Operating activities

For the three months ended March 31, 2014, cash provided by operating activities totaled $10.3 million compared to $7.4 million in the same period of 2013. This increase was primarily attributable to i) $21.7 million of earnings in the first quarter of 2014; ii) a $7.8 million increase in accounts receivable due to the expansion of our fleet and growth of operations; iii) a $3.0 million increase in inventories to support the increased sales volume; and iv) a $4.1 million decrease in accounts payable due to earlier settlement of purchase.

Investing activities

For the three months ended March 31, 2014, we had a net cash inflow of $1.6 million from investing activities. This was primarily attributable to: i) $1.9 million refunds of fixed assets deposits previously paid; and ii) $0.3 million purchases of property, plant and equipment in the period.

Financing activities

For the three months ended March 31, 2014, we had a net cash inflow of $6.4 million from financing activities which was primarily driven by: i) $12.5 million proceeds from term loans and ii) $6.7 million outflow for the repayments of loans.

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

In August and September 2013, Pingtan Fishing entered into two pledge contracts with China Minsheng Banking Corp., Ltd. Pursuant to the terms of the pledge contracts, Pingtan Fishing assigned 12 fishing vessels, as collateral to provide maximum guarantees of $9.9 million to Hong Long’s term loans, which are due on December 26, 2013. Hong Long has rights to renew the loans within six months from the due date December 26, 2013 and the guarantee and pledges of Pingtan Fishing are still effective up to June 25, 2014.

In December 2013, Pingtan Fishing entered into a guarantee agreement with Ping An Bank Co., Ltd. Pursuant to the terms of the guarantee agreement, Pingtan Fishing provides maximum guarantees of approximately of $8.3 million to Hong Long’s credit line in amount of $16.5 million, which is due on December 23, 2014.

As of the date of this Form 10-Q, Pingtan Fishing has not received any demands from the lender that the collateralized properties are intended to be disposed of or to make any payments under the guarantee.

Other arrangements

Pursuant to the Shares Purchase Agreement (“the Agreement”) dated December 4, 2013, under which the Company exited and sold CDGC and its subsidiaries to Hong Long ("the buyer"), the Company is required to indemnify the buyer and the same indemnification responsibility applies to Hong Long for the events arising out of any breach of the Agreement or the memorandum of agreement in relation to the sale, purchase and delivery of the vessels for two years until December 3, 2015. the indemnifying party will be liable for the full amount of damages that exceed $1 million.  The amount of damage shall be the amount finally determined by a court of competent jurisdiction or appropriate governmental administrative agency, or the amount agreed to upon settlement in accordance with the terms of the Agreement.

Contractual Obligations

The Company has the following obligations as of March 31, 2014.

	Payments due by period
Contractual Obligations	Total	< 1 year	1 – 3 years	3 – 5 years	> 5 years
Operating lease obligations
- related party transactions	$364,362	$356,480	$7,882	$-	$-
- non-related party transactions	91,461	91,461	-	-	-
Term Loans
- related party transactions	-	-	-	-	-
- non-related party transactions	87,304,088	30,530,875	47,684,352	2,976,000	6,112,861
Total	$87,759,911	$30,978,816	$47,692,234	$2,976,000	$6,112,861

Operating lease obligations

We have entered into various non-cancelable operating lease agreements for our cold storage warehouses and office premises, and for administrative support and consultation services with lease periods expiring primarily between 2014 and 2015. We recognize the relevant expenses under such leases on a straight-line basis over the terms of the leases.

Term loans

Term loan liabilities represent cash obligations recorded on our consolidated balance sheet. The amounts represent principal payments to be made over the lives of the debts.

Recent accounting pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

RESULTS OF DISCONTINUED OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013

During the year ended December 31, 2013, we decided to exit our dredging businesses (see Note 2 — Discontinued Operations) in order to increase the focus on the Company’s core operations and to improve overall profitability. In addition, we established certain targets in the areas of internal control in order to enhance the Company’s profitability profile. As a result of this business exit, we believe the Company is better positioned to achieve improved future financial results. The sale of our wholly owned subsidiary of CDGC is reflected as discontinued operations. Our operating results for the three months ended March 31, 2013 have been adjusted to properly reflect discontinued operation. The transaction involved no cash but the Company’s $155.2 million, 4% promissory note due on June 19, 2015 was forgiven. We do not foresee any material impact on our liquidity and financial condition as a result of this disposal. We also do not anticipate any contingencies which would be required to accrue and include in our 2013 financials.

Revenue is derived from contract revenue of our dredging services. The table below sets forth more detail regarding the results of discontinued operations:

(Amounts in thousands, except for percentage)

	For the Three Months Ended
	March 31, 2013
	US$	% of Revenue

Revenue	$26,739	100.0%
Cost of revenue	(16,023)	(59.9)%
Gross profit	10,716	40.1%
Operating expenses
Total general and administrative expenses	(1,106)	(4.2)%
Operating income	9,610	35.9%
Income before income taxes	11,543	43.2%
Income taxes	(2,203)	(8.3)%
Net income	$9,340	34.9%

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2014, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2014, due to the identification of a material weakness. The material weakness we identified was we did not properly identify disclosures required related to discontinued operations required for the prior period as a result of the fact that none of our employees had any formal training in U.S. GAAP and SEC rules and regulations.

Notwithstanding management’s assessment that our disclosure controls and procedures were ineffective as of March 31, 2014 due to the material weaknesses described above, we believe that the financial statements included in this Quarterly Report on Form 10-Q present fairly our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

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

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: May 7, 2014	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman and Chief Executive Officer

Date: May 7, 2014	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer

