Form 10-Q
period 2014-06-30
Pingtan Marine Enterprise Ltd.
filed 2014-08-06
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 6, 2014, the outstanding number of shares of the registrant’s common stock, par value $0.001 per share, was 79,055,053.

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

PINGTAN MARINE ENTERPRISE LTD.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	June 30, 2014	December 31, 2013
	(Unaudited)	(A)

Assets
Current assets
Cash	$13,628,063	$8,156,599
Accounts receivable	25,273,649	9,133,130
Inventories	13,847,641	9,095,736
Prepaid expenses and deposits - third parties	1,258,409	2,380,874
Prepaid expenses and deposits - related parties	832,684	-
Other receivables	2,371	11,665
Total current assets	54,842,817	28,778,004

Other assets
Other receivables	1,184,119	1,213,440
Long-term investment	3,385,131	3,468,953
Prepaid fixed asset deposits	22,252,016	1,928,700
Prepaid operating license rights	211,059,322	215,381,356
Property, plant and equipment, net	103,970,136	107,178,269
Total other assets	341,850,724	329,170,718

Total assets	$396,693,541	$357,948,722

Liabilities and equity
Current liabilities
Accounts payable - third parties	$839,385	$2,184,964
Accounts payable - related parties	10,191,525	13,807,605
Receipt in advance	-	297,034
Short-term loans	20,958,121	9,085,353
Long-term loans - current portion	26,678,058	20,252,077
Accrued liabilities and other payables	4,744,457	3,851,047
Deferred income	1,691,598	1,733,485
Total current liabilities	65,103,144	51,211,565

Other liabilities
Long-term loans, net of current portion	44,345,219	54,499,727
Total other liabilities	44,345,219	54,499,727
Total liabilities	109,448,363	105,711,292

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (…/CONT’D)

(IN U.S. DOLLARS)

	June 30, 2014	December 31, 2013
	(Unaudited)	(A)

Shareholders' equity
Ordinary shares, 225,000,000 shares authorized with $0.001 per share; 79,055,053 shares issued and outstanding as of June 30, 2014 and December 31, 2013	79,055	79,055
Statutory reserves	22,410,773	22,410,773
Retained earnings	235,342,599	199,341,512
Accumulated other comprehensive income	29,412,751	30,406,090
Total shareholders' equity	287,245,178	252,237,430

Total liabilities and shareholders' equity	$396,693,541	$357,948,722

(A)	Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Ltd.) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2013 rather than on February 25, 2013.

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(IN U.S. DOLLARS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013 (A)	2014	2013 (A)

Revenue	$56,909,432	$21,362,357	$122,492,384	$41,031,833

Cost of revenue	(40,143,919)	(12,235,475)	(81,685,913)	(26,527,609)

Gross profit	16,765,513	9,126,882	40,806,471	14,504,224

Selling and marketing expenses	(568,422)	(174,046)	(1,239,373)	(368,734)

General and administrative expenses	(957,925)	(866,194)	(1,578,840)	(1,167,536)

Operating income	15,239,166	8,086,642	37,988,258	12,967,954

Other income/(expense)
Interest income	5,747	1,460	9,171	2,556
Interest expenses	(1,036,260)	(710,365)	(2,409,201)	(1,395,742)
Dividend income	345,983	69,071	345,983	69,071
Subsidy income	-	205	524,421	35,592
Sundry income	-	11	89	2,014
Loss on foreign exchange, net	(234,401)	(428,389)	(457,634)	(220,405)
Total other expense	(918,931)	(1,068,007)	(1,987,171)	(1,506,914)

Income from continuing operations before income tax	14,320,235	7,018,635	36,001,087	11,461,040

Income tax expense	-	-	-	-

Net income from continuing operations	14,320,235	7,018,635	36,001,087	11,461,040

Net income from discontinued operations, net of income tax expense	-	17,759,118	-	27,099,254

Consolidated net income	$14,320,235	$24,777,753	$36,001,087	$38,560,294

Basic and diluted earnings per share
From continuing operations	$0.18	$0.09	$0.46	$0.15
From discontinued operations	-	0.22	-	0.34
Net income	$0.18	$0.31	$0.46	$0.49

Weighted average number of ordinary shares outstanding
- Basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053

(A)	Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Ltd.) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2013 rather than on February 25, 2013.

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(IN U.S. DOLLARS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013 (A)	2014	2013 (A)

Net income	$14,320,235	$24,777,753	$36,001,087	$38,560,294

Other comprehensive income
Foreign currency translation gain /(loss)	266,750	4,202,178	(993,339)	5,754,677
Total comprehensive income	$14,586,985	$28,979,931	$35,007,748	$44,314,971

(A)	Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Ltd.) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2013 rather than on February 25, 2013.

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(IN U.S. DOLLARS)

	Ordinary Shares,
	with Par Value of $0.001 per share				Accumulated other	Total
	Number of		Statutory	Retained	comprehensive	shareholders'
	Shares	Amount	reserves	earnings	income	equity

Balance as of January 1, 2014	79,055,053	$79,055	$22,410,773	$199,341,512	$30,406,090	$252,237,430

Net income	-	-	-	36,001,087	-	36,001,087

Foreign currency translation loss	-	-	-	-	(993,339)	(993,339)

Balance as of June 30, 2014	79,055,053	$79,055	$22,410,773	$235,342,599	$29,412,751	$287,245,178

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN U.S. DOLLARS)

	For the Six Months Ended June 30,
	2014	2013 (A)

Cash flows from operating activities
Net income	$36,001,087	$38,560,294
Discontinued operations, net of tax	-	(27,099,254)
Income from continuing operations	36,001,087	11,461,040

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	1,993,816	1,529,723
Amortization of operating license rights	4,322,034	-

Changes in operating assets and liabilities
Accounts receivable	(16,401,659)	7,439,389
Inventories	(4,983,981)	(2,025,416)
Prepaid expenses and deposits - third parties	1,067,631	394,949
Prepaid expenses and deposits - related parties	(834,743)	-
Other receivables	9,034	274,998
Accounts payable - third parties	(1,295,979)	2,611,720
Accounts payable - related parties	(3,290,557)	331,367
Receipt in advance - third parties	(290,574)	358,176
Receipt in advance - related parties	-	(12,942,680)
Accrued liabilities and other payables	(446,629)	9,145,867
Net cash provided by operating activities from continuing operations	15,849,480	18,579,133

Cash flows from investing activities
Deposit paid for acquisition of fishing vessels	-	(200,000,000)
Proceeds from deferred income	-	1,861,416
Payment for property deposits	(22,307,032)	-
Purchase of property, plant and equipment	(595,233)	(14,831,031)
Refunds from fixed assets deposits	1,886,749	-
Advance to related parties	-	(8,731,951)
Net cash used in investing activities from continuing operations	(21,015,516)	(221,701,566)

Cash flows from financing activities
Proceeds from short-term loans	29,524,941	24,994,395
Repayment of short-term loans	(17,402,742)	(30,680,742)
Proceeds from long-term loans	3,716,691	-
Repayment of long-term loans	(5,643,715)	(1,884,778)
Advance from a director	650,000	-
Advance from related parties	-	203,779,276
Net cash provided by financing activities from continuing operations	10,845,175	196,208,151

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (…/CONT’D)

(IN U.S. DOLLARS)

	For the Six Months Ended June 30,
	2014	2013 (A)

Cash flow from discontinued operations
Net cash provided by operating activities from discontinued operations	-	40,030,992
Net cash used in investing activities from discontinued operations	-	(193,780,034)
Net cash provided by in financing activities from discontinued operations	-	4,363,800
Net cash used in discontinued operations	-	(149,385,242)

Net increase/(decrease) in cash	5,679,139	(156,299,524)

Effect of exchange rate	(207,675)	1,617,223

Cash at the beginning of period (1)	8,156,599	175,488,715

Cash at the end of period (2)	$13,628,063	$20,806,414

Supplemental disclosure of cash flow information:
Cash paid:
Interest paid	$2,984,513	$1,395,742

Supplemental disclosure of non-cash transaction eliminated in above:
Payable for purchase of ship equipment	$778,712	$-

Proceeds from deferred income	$-	$7,594,182

Deposit on setting up Joint Venture netted of accounts payable - related party	$-	$6,090,302

(1)	Includes cash and cash equivalents of discontinued operations of $nil and $168,627,930 at the beginning of the year in 2014 and 2013, respectively.

(2)	Includes cash and cash equivalents of discontinued operations of $nil and $20,196,391 as of June 30, 2014 and 2013, respectively.

(A)	Represents the consolidation retrospectively restated as if Pingtan Marine Enterprise Ltd. (formerly known as China Growth Equity Investment Limited) completed its merger with China Dredging Group Co., Ltd. and the share purchase of Merchant Supreme Co., Ltd. on January 1, 2013 rather than on February 25, 2013.

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

China Growth Equity Investment Ltd. ("CGEI") incorporated in the Cayman Islands as an exempted limited liability company, was incorporated as a blank check company on January 18, 2010 with the purpose of directly or indirectly acquiring, through a merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal business and/or material operations located in the PRC. In connection with its initial business combination, CGEI changed its name to Pingtan Marine Enterprise Ltd. (“the Company” or “PME”) in February 2013.

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

On December 4, 2013, the Company completed the sale of CDGC and its subsidiaries (Note 2). 25-year operating license rights to the 20 new fishing vessels assigned from Fuzhou Honglong Ocean Fishery Co., Ltd. (“Hong Long”) to the Company as part of the sale consideration on the disposal of CDGC and its subsidiaries. The license operating rights fair market value was estimated at $216.1 million. The value of license rights are recorded in the prepaid operating license rights.

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

Details of the Company’s subsidiaries and VIEs which are included in these consolidated financial statements as of June 30, 2014 are as follows:

Name of subsidiaries	Place and date of incorporation	Percentage of ownership	Principal activities

Merchant Supreme	BVI,	100% held by PME	Intermediate holding company
Co., Ltd. (“Merchant	June 25, 2012
Supreme”)

Prime Cheer	Hong Kong,	100% held by Merchant	Intermediate holding company
Corporation Ltd. (“Prime Cheer”)	May 3, 2012	Supreme

Pingtan Guansheng	PRC,	100% held by Prime Cheer	Intermediate holding company
Ocean Fishing Co., Ltd. ("Pingtan Guansheng")	October 12, 2012

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION (…/Cont’d)

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

Fujian Provincial Pingtan County Fishing Group Co., Ltd. (“Pingtan Fishing”)
Pingtan Dingxin Fishing Information Consulting Co., Ltd. (“Pingtan Dingxin”)
Pingtan Duoying Fishing Information Consulting Co., Ltd. (“Pingtan Duoying”)
Pingtan Ruiying Fishing Information Consulting Co., Ltd. (“Pingtan Ruiying”)

On June 12 2014, Pingtan Fishing incorporated a joint venture, known as Global Deep Ocean Fishing (Pingtan) Industrial Limited, with other two unrelated companies in PRC. Pingtan Fishing and the other joint venture entities accounted for 35% and 65% of the total ownership, respectively. Total registered capital of the joint venture is $161.2 million (RMB 1 billion) and Pingtan Fishing will contribute $56.4 million (RMB 350 million). No company holds 50% or more of the total shares. The joint venture will process, cold storage, and transport deep ocean fishing products. The Company will treat the investment in the joint venture in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment.

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
(b)	the transfer to the Company of the 25-year license operating rights for 20 new fishing vessels, with such rights appraised at $216.1 million at the fair market value ; and
(c)	offset of current accounts of $172.5 million made between the Company and CDGC.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

2.	DISCONTINUED OPERATIONS (…/Cont’d)

The results of operation of CDGC and its subsidiaries have been presented as discontinued operations for the three and six months ended June 30, 2013. There were no discontinued operations in 2014. The following table provides the financial results included in net income from discontinued operations during the period presented:

	April 1 to	January 1 to
	June 30,	June 30,
	2013	2013

Revenue	$50,547,631	$77,286,702

Income from discontinued operations before income tax	$23,032,445	$34,575,832

Income tax	$(5,273,327)	$(7,476,578)

Net income from discontinued operations	$17,759,118	$27,099,254

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(a)	Basis of presentation (…/Cont’d)

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

The following tables show the assets and liabilities of the Company’s VIEs after eliminating the intercompany balances as of June 30, 2014 and December 31, 2013. The VIEs include Pingtan Fishing Group which comprises of Pingtan Fishing itself and its three subsidiaries; namely Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying. The creditors of Pingtan Fishing Group do not have recourse against the general creditors of their primary beneficiaries or other Group members.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(b)	Consolidation of VIE (…/Cont’d)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$13,328,705	$7,736,308
Accounts receivable	25,273,649	9,133,130
Other receivables	1,186,459	1,225,073
Inventories	13,847,641	9,095,736
Prepaid expenses and deposits - third parties	1,257,867	2,378,054
- related parties	832,684	-
Long-term investment	3,385,131	3,468,953
Prepaid fixed asset deposits	22,252,016	1,928,700
Property, plant and equipment, net	103,970,136	107,178,269
TOTAL ASSETS	$185,334,288	$142,144,223

LIABILITIES
Accounts payable - third parties	$839,385	$2,184,964
- related parties	10,191,525	13,807,605
Receipt in advance	-	297,034
Short-term loans	20,958,121	9,085,353
Accrued liabilities and other payables	3,912,577	3,631,622
Long-term loans	71,023,277	74,751,804
Deferred income	1,691,598	1,733,485
TOTAL LIABILITIES	$108,616,483	$105,491,867

The following tables show the revenue and cost of revenue, and net income of the Company’s VIEs after eliminating the intercompany balances for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$56,909,432	$21,362,357	$122,492,384	$41,031,833

Cost of revenue	$(37,982,902)	$(12,235,475)	$(77,363,879)	$(26,527,609)

Net income attributable to the Company	$17,186,246	$7,727,927	$41,369,703	$12,234,219

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(c)	Use of estimates

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

	June 30, 2014	December 31, 2013
Balance sheet items, except for equity accounts	RMB6.2036=$1	RMB6.0537=$1
	HKD7.7502=$1	HKD7.7539=$1

	For the Three Months Ended June 30,
	2014	2013
Items in statements of income and cash flows	RMB6.2366=$1	RMB6.1454=$1
	HKD7.7517=$1	HKD7.7597=$1

	For the Six Months Ended June 30,
	2014	2013
Items in statements of income and cash flows	RMB6.1883=$1	RMB6.1811=$1
	HKD7.7562=$1	HKD7.7588=$1

(e)	Cash

Cash consists of cash on hand and at banks.

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

No allowance for doubtful accounts has been provided for accounts receivable from third party customers for the three and six months ended June 30, 2014 and 2013, respectively. The company collected a majority of receivable balances from third party customers as of June 30, 2014 and December 31, 2013 within 60 days subsequent to respective balance sheet dates, and historically has not experienced uncollectible accounts from customers granted with credit sales.

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

Inventories are stated at the lower of cost or market. Cost comprises of fuel, depreciation, amortization, direct labor, shipping, consumables, and government levied charges and taxes. Consumables include fishing nets and metal containers used by fishing vessels. The Company’s fishing fleets in India and Indonesia waters operate throughout the year, although the May to July period demonstrates lower catch quantities compared to the October to January which is the peak season. Cost of frozen fish and other marine catches at period-ends is calculated using the weighted average method. There was no inventory valuation reserve provided as at June 30, 2014 and December 31, 2013.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(m)	Property, plant and equipment (…/Cont’d)

The estimated useful lives of the assets are as follows:

Estimated lives
Fishing vessel	10-20
Major improvement on fishing vessel	4-20
Motor vehicle	3-5
Ship and office equipments	3-5

Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

(n)	Capitalized interest

Interest associated with the construction of a fishing vessel is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $295,822 and $25,220 for the three months ended June 30, 2014 and 2013, respectively; $592,998 and $25,220 for the six months ended June 30, 2014 and 2013, respectively in the fishing vessels under construction.

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

The Company has not recorded deferred income taxes applicable to undistributed earnings of the subsidiary and VIEs located in the PRC because it is the present intention of management to reinvest the undistributed earnings indefinitely in PRC. Undistributed earnings amounted to approximately $124.1 million and $82.7 million as of June 30, 2014 and December 31, 2013, respectively. If the earnings of such foreign subsidiaries were not definitely reinvested, a deferred tax liability of approximately $6.2 million and $4.1 million would have been required at June 30, 2014 and December 31, 2013, respectively. Generally, such earnings become subject to the PRC tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(p)	Income taxes (…/Cont’d)

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of June 30, 2014 and December 31, 2013, there were no amounts that had been accrued with respect to uncertain tax positions.

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

As of June 30, 2014 and December 31, 2013, none of the Company’s financial assets or liabilities were measured at fair value on a recurring basis. As of June 30, 2014 and December 31, 2013, none of the Company’s non-financial assets or liabilities was measured at fair value on a nonrecurring basis.

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

The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2014 and December 31, 2013. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

According to the sale agreement signed on December 4, 2013, the Company does not own 20 fishing vessels but has the license operating rights to operate these vessels which are owned by Hong Long and the Company is entitled to 100% of net profit (loss) of the vessels. The Company has latitude in establishing price and discretion in supplier selection. There were no economic risks associated with the license operating rights but the Company may need to bear the operation risks and credit risks as aforementioned.

(t)	Pension and employee benefits

Cost for pension and employee benefits was $12,428 and $5,268 for the three months ended June 30, 2014 and 2013, respectively; $25,632 and $5,268 for the six months ended June 30, 2014 and 2013, respectively.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(v)	Earnings per ordinary share (…/Cont’d)

The following table sets forth the computation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income
From continuing operations	$14,320,235	$7,018,635	$36,001,087	$11,461,040
From discontinued operations	-	17,759,118	-	27,099,254
	$14,320,235	$24,777,753	$36,001,087	$38,560,294

Weighted average number of ordinary shares outstanding (Basic and diluted)	79,055,053	79,055,053	79,055,053	79,055,053

Earnings per ordinary share (Basic and diluted)
From continuing operations	$0.18	$0.09	$0.46	$0.15
From discontinued operations	-	0.22	-	0.34
Net income	$0.18	$0.31	$0.46	$0.49

For the three and six months ended June 30, 2014 and 2013, the number of securities convertible into ordinary shares (8,966,667) not included in diluted EPS because the effect would have anti-dilutive consists of the followings:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Warrants to purchase common stock	$8,966,667	$8,966,667	$8,966,667	$8,966,667

(w)	Recently issued accounting standards

There are no new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of June 30, 2014.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

4.	CASH

Cash is classified by geographical areas is set out as follows:

	June 30, 2014	December 31, 2013
	(Unaudited)

Hong Kong	$143,547	$269,299
The PRC	13,484,516	7,887,300
	$13,628,063	$8,156,599

Maximum exposure to credit risk	$13,628,063	$8,156,599

Cash is denominated in the following currencies:

	June 30, 2014	December 31, 2013
	(Unaudited)

USD	$279,497	$381,516
RMB	13,334,398	7,752,468
HKD	14,168	22,615
	$13,628,063	$8,156,599

In the PRC and Hong Kong, there are currently no rules or regulations mandating obligatory insurance of bank accounts. Management believes these financial institutions are of high credit quality.

Renminbi is not a freely convertible currency and the remittance of funds out of the PRC is subject to the exchange restrictions imposed by the PRC government.

5.	ACCOUNTS RECEIVABLE

	June 30, 2014	December 31, 2013
	(Unaudited)

Accounts receivable from independent third parties	$25,273,649	$9,133,130

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

6.	INVENTORIES

Inventories as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)

Frozen fish and marine catches in warehouse	$13,847,641	$9,095,736

7.	PREPAID EXPENSES AND DEPOSITS

As of June 30, 2014 and December 31, 2013, prepaid expenses and deposits comprised following items:

	June 30, 2014	December 31, 2013
	(Unaudited)
Third parties
Prepaid fishing licenses	$180,312	$668,589
Prepaid fuel, consumables and equipment	881,362	1,709,383
Deposit of tax exemption application for import of ship equipment	163,453	-
Others	33,282	2,902
	$1,258,409	$2,380,874

Related parties
Prepaid vessel maintenance services
- PT. Avona Mina Lestari	$832,684	$-

Prepaid vessel maintenance services were $832,684 as of June 30, 2014 which would cover six months of service charged by PT. Avona Mina Lestari. The prepayment charged as part of direct cost of revenue and $416,342 per quarter.

8.	OTHER RECEIVABLES – NON-CURRENT PORTION

Other receivables as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)

Grants receivable from the PRC Government	$1,184,119	$1,213,440

Other receivables represented grant receivables for construction of new fishing vessels.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

9.	LONG-TERM INVESTMENT

Long-term investment represents the Company’s VIE, Pingtan Fishing’s interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million, or approximately $3.4 million to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8 % investment in the total equity investment of the bank as of June 30, 2014 and December 31, 2013. These shares were as collateral for the Company’s long term loan amounting to $2.3 million as of June 30, 2014 and December 31, 2013.

Pingtan Fishing used the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank. The Company determined that there was no impairment on this investment as of June 30, 2014 and December 31, 2013.

Long-term investment for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs.

10.	PREPAID FIXED ASSET DEPOSITS

Prepaid fixed asset deposits as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)

Prepaid property deposits	$22,252,016	$-
Prepaid ship equipment	-	1,928,700
	$22,252,016	$1,928,700

In June 2014, Pingtan Fishing prepaid $22,252,016 to property developers to purchase shops located in Hubei and Anhui Province, PRC. These shops will be used for market expansion in the fishery product markets of central and western areas of PRC and capturing more sales directly to final customers. The total considerations will be $26,795,280 (RMB166,227,200) and ownership will be transferred to Pingtan Fishing before December 31, 2014.

11.	PREPAID OPERATING LICENSE RIGHTS

On December 4, 2013, 25-year operating license rights to the 20 new fishing vessels assigned from Hong Long to the Company. Subsequent to the licensing of the operating rights, the Company is entitled to 100% of the operations and net profits (losses) from the vessels. The Company has latitude in establishing price and discretion in supplier selection. The cost of the operating license rights was $211,059,322 ($5,042,373 net of accumulated amortization) and $215,381,356 ($720,339 net of accumulated amortization) as of June 30, 2014 and December 31, 2013, respectively. Amortization expense in the amount of $2,161,017 and $nil is included in the cost of revenue for the three months ended June 30, 2014 and 2013, respectively; $4,322,034 and $nil is included in the cost of revenue for the six months ended June 30, 2014 and 2013, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

11.	PREPAID OPERATING LICENSE RIGHTS (.../Cont’d)

The future minimum amounts of the operating license rights will be charged to earnings in future years as of June 30, 2014, are as follows:

For the years ended December 31,
2014	$4,322,034
2015	8,644,068
2016	8,644,068
2017	8,644,068
2018	8,644,068
Thereafter	172,161,016
$211,059,322

The 25-year exclusive operating rights are fully satisfied and there are no further commitments and obligations.

12.	PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2014	December 31, 2013
	(Unaudited)

Fishing vessels	$61,040,152	$62,551,611
Office and other equipment	146,550	147,894
Fishing vessels under construction	49,424,176	49,245,794
	110,610,878	111,945,299
Less: Accumulated depreciation	(6,640,742)	(4,767,030)
	$103,970,136	$107,178,269

Depreciation expenses were $989,118 and $769,322 for three months ended June 30, 2014 and 2013, respectively, of which $981,960 and $762,642, were included in cost of revenue, respectively; $7,158 and $6,680 was charged to general and administrative expenses, respectively.

Depreciation expenses were $1,993,816 and $1,529,723 for six months ended June 30, 2014 and 2013, respectively, of which $1,979,458 and $1,516,551, were included in cost of revenue, respectively; $14,358 and $13,172 was charged to general and administrative expenses, respectively.

As of June 30, 2014, there are 32 new fishing vessels under construction, including (i) 3 fishing vessels ordered in September 2012 which would be delivered in the second half of 2014; and (ii) 29 fishing vessels ordered in June 2013 as a continuation of the Company’s fleet replacement plan, the expected delivery time would be 2015. The Company is intended to replace existing older vessels with these new vessels.

All fishing vessels under construction were fully paid and without further commitments and obligations. Interests associated with the construction of these fishing vessels are capitalized and included in the costs of fishing vessels under construction. There are no other additional costs associated with the purchases.

As of June 30, 2014 and December 31, 2013, the Company had 16 fishing vessels which were fully depreciated with estimated useful lives of 10 years. These fishing vessels were contributed by registered equity owners in exchange for Pingtan Fishing's paid-in capital and were recorded at the equity owners' historical cost of $nil at the time of contribution.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

12.	PROPERTY, PLANT AND EQUIPMENT, NET (…/Cont’d)

As of June 30, 2014 and December 31, 2013, the Company had 26 and 38 fishing vessels with net carrying amount of $21,017,644 and $33,117,389 respectively pledged as collateral for its term loans and term loan of a related party. The term loans of the related party were in the amount of approximately $10.5 million and $20.7 million as of June 30, 2014 and December 31, 2013, respectively (Note 14 (c)).

As of June 30, 2014 and December 31, 2013, the Company pledged $19,182,410 and $19,657,400 of fishing vessels under construction as collateral for its term loans.

13.	ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable to related parties as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)

PT. Avona Mina Lestari	$1,697,646	$1,967,151
Fuzhou Honglong Ocean Fishery Co., Ltd. (“Hong Long”)	5,781,634	6,214,491
Hai Yi Shipping Limited	187,447	251,341
Haifeng Dafu Enterprise Company Limited	1,035,130	377,216
Hong Fa Shipping Limited	1,488,540	4,996,031
Zhiyan Lin	-	1,375
Ping Lin	1,128	-
	$10,191,525	$13,807,605

Accounts payable to related parties are not collateralized, carry no interest, and do not have specific repayment terms.

See Note 17(a) for the relationship of related parties.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

14.	TERM LOANS

As of June 30, 2014 and December 31, 2013, The Company’s short and long-term loans consisted of the following items:

(a)	Short-term loans

	June 30, 2014	December 31, 2013
	(Unaudited)
Classified by financial institutions:
Fujian Haixia Bank	$-	$9,085,353
China Development Bank	20,958,121	-
	$20,958,121	$9,085,353

Additional information:
Maximum balance outstanding during period/year	$22,458,215	$25,169,260
Interest expense for the three months ended June 30, 2014 and 2013	$106,969	$277,794
Interest expense for the six months ended June 30, 2014 and 2013	$496,435	$561,217
Weighted average interest rate for the six months ended June 30, 2014 and 2013	1.3%	1.3%

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

14.	TERM LOANS (…/Cont’d)

(a)	Short-term loans (…/Cont’d)

The principal payments for the outstanding short-term loans are as follows:

		Current			Outstanding
Name of Banks	Principal amount	annualized interest rate	Terms of loans	Collateral	amount as of June 30, 2014

China Development Bank, Fujian Branch	USD 4,482,960	Fixed rate at 2.770% per annum	Due on October 17, 2014	Guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	$4,482,960

China Development Bank, Fujian Branch	USD 1,513,990	Fixed rate at 2.773% per annum	Due on November 3, 2014	Guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	1,513,990

China Development Bank, Fujian Branch	USD 3,881,430	Fixed rate at 2.774% per annum	Due on November 14, 2014	Guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	3,881,430

China Development Bank, Fujian Branch	USD 5,974,741	Fixed rate at 2.771% per annum	Due on December 7, 2014	Guaranteed by Xinrong Zhuo Honghong Zhuo, Zhiyan Lin and Shuhui Ke	5,974,741

China Development Bank, Fujian Branch	USD 5,105,000	Fixed rate at 2.776% per annum	Due on December 14, 2014	Guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	5,105,000
					$20,958,121

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

14.	TERM LOANS (…/Cont’d)

(b)	Long-term loans

	June 30, 2014	December 31, 2013
	(Unaudited)

China Minsheng Banking Corporation Limited, Fuzhou Branch	$9,647,624	$14,829,774
Fujian Haixia Bank, Fuzhou Hualin Branch	2,417,951	3,303,764
The Export-Import Bank of China, Fujian Branch	45,578,374	46,706,972
China Development Bank, Fujian Branch	13,379,328	9,911,294
	$71,023,277	$74,751,804
Less : Current portion within twelve months	(26,678,058)	(20,252,077)
	$44,345,219	$54,499,727

Additional information:
Weighted average interest rate for the six months ended June 30, 2014 and 2013	3.5%	3.6%

Interest expenses of long-term loans for the three months ended June 30, 2014 and 2013 amounted to $929,291 and $432,571, respectively. Interest expenses of $295,822 and $25,220 are capitalized to construction in progress for the three months ended June 30, 2014 and 2013, respectively.

Interest expenses of long-term loans for the six months ended June 30, 2014 and 2013 amounted to $1,912,766 and $834,525, respectively. Interest expenses of $592,998 and $25,220 are capitalized to construction in progress for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 and December 31, 2013, Hong Long collateralized its 0.56% (2013: 2.86%) investment in total equity interest of Fujian Fuqing Rural-Commercial Bank, 1.58% (2013: 1.75%) investment in total equity interest of Xiamen International Bank and 2.5625% (2013: 2.7%) investment in total equity interest of Fujian Pingtan Rural-Commercial bank Joint-Stocked Co., Ltd to guarantee Pingtan Fishing’s term loans of $0.7 million (2013: $0.7 million), $19.2 million (2013: $19.6 million) and $1.2 million (2013: $1.3 million) respectively.

As of June 30, 2014 and December 31, 2013, a related company, Fujian International Trading and Transportation Company collateralized its 0.30% investment in total equity interest of Xiamen International bank and 0.96% (2013: 1%) of its investment in total equity interest of Fujian Pingtan Rural-Commercial bank Joint-Stocked Co., Ltd to guarantee Pingtan Fishing’s term loans of $ 3.7 million (2013: $3.8 million) and $0.5 million (2013: $0.5 million), respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

14.	TERM LOANS (…/Cont’d)

(b)	Long-term loans (…/Cont’d)

A summary of the principal payments for the outstanding term loans during the following ten fiscal years is as follows:

			Principal payment due during					Total outstanding
Name of bank	Collateral	Term of loans	2014	2015	2016	2017	2018-2023	loan amount

China Minsheng Banking Corporation Limited, Fuzhou Branch	Pingtan Fishing’s and Hong Long’s fishing vessels and guaranteed by Xinrong Zhuo	May 4, 2012 to March 16, 2015	$2,974,080	$2,974,079	$-	$-	$-	$5,948,159

China Minsheng Banking Corporation Limited, Fuzhou Branch	Pingtan Fishing’s and Hong Long’s fishing vessels and guaranteed by Xinrong Zhuo	June 15, 2012 to March 16, 2015	725,386	725,385	-	-	-	1,450,771

China Minsheng Banking Corporation Limited, Fuzhou Branch	Pingtan Fishing’s and Hong Long’s fishing vessels and guaranteed by Xinrong Zhuo	June 29, 2012 to March 16, 2015	1,124,347	1,124,347	-	-	-	2,248,694

Fujian Haixia Bank, Fuzhou Hualin Branch	Guaranteed by Xinrong Zhuo	April 25, 2012 to March 22, 2015	805,984	1,611,967	-	-	-	2,417,951

The Export-Import Bank of China	Hong Long's investment in equity interest of a PRC local bank	July 5, 2013 to December 10, 2017	3,304,533	4,610,226	5,287,253	5,964,279	-	19,166,291

The Export-Import Bank of China	Hong Long's investment in equity interest of a PRC local bank	July 5, 2013 to December 10, 2017	120,898	177,316	193,436	209,556	-	701,206

The Export-Import Bank of China	Fujian International Trading and Transportation Company Ltd.'s investment in equity interest of a PRC local bank	July 5, 2013 to December 10, 2017	644,787	902,702	999,420	1,144,496	-	3,691,405

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

14.	TERM LOANS (…/Cont’d)

(b)	Long-term loans (…/Cont’d)

		Term of	Principal payment due during					Total outstanding
Name of bank	Collateral	loans	2014	2015	2016	2017	2018-2023	loan amount

The Export-Import Bank of China	Guaranteed by Hong Long	July 5, 2013 to December 10, 2017	3,191,695	4,481,269	5,093,816	2,708,105	-	15,474,885

The Export-Import Bank of China	Fujian International Trading and Transportation Company Ltd.'s investment in equity interest of a PRC local bank	September 29, 2013 to December 10, 2017	80,598	96,718	128,957	145,078	-	451,351

The Export-Import Bank of China	Hong Long's investment in equity interest of a PRC local bank	September 29, 2013 to December 10, 2017	209,556	290,154	354,633	370,752	-	1,225,095

The Export-Import Bank of China	Hong Long's investment in equity interest of a PRC local bank	September 29, 2013 to December 10, 2017	-	-	-	2,595,267	-	2,595,267

The Export-Import Bank of China	Pingtan Fishing's investment in equity interest of a PRC local bank	September 29, 2013 to December 10, 2017	386,872	548,069	644,787	693,146	-	2,272,874

China Development Bank , Fujian Branch	Guarantee by Xingrong Zhuo, Honghong Zhuo, Mrs. and Mr. Zhiyan Lin and 14 fishing vessels under construction	November 28, 2013 to November 27, 2023	564,189	1,128,377	1,208,975	1,370,172	9,107,615	13,379,328

			$14,132,925	$18,670,609	$13,911,277	$15,200,851	$9,107,615	$71,023,277

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

14.	TERM LOANS (…/Cont’d)

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

As of the issuance date of these financial statements, Pingtan Fishing has not receive any demand from the lender that collateralized properties are intended to be disposed of or to make any payments under the guarantee.

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

We have assessed the contingent liabilities arising from the above-described guarantees and have concluded that no liabilities in respect of the guarantees were required to be recognized as of June 30, 2014 and December 31, 2013.

15.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)

Accrued salaries and wages	$2,747,076	$3,278,245
Accrued expenses	149,286	152,000
Advance from a director – Xinrong Zhuo	650,000	-
Ship equipment payable	776,792	-
Other payables	421,303	420,802
	$4,744,457	$3,851,047

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

15.	ACCRUED LIABILITIES AND OTHER PAYABLES (…/Cont’d)

As of June 30, 2014, the estimated social insurance and housing fund payment not provided are approximately $511,000 and $60,000, respectively. No accruals have been provided for the Group's PRC social insurance and housing fund payments for the Group's PRC employees.

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

In accordance with GAAP, the Company accounted for the Warrants as equity instruments.

A summary of all warrants outstanding as of June 30, 2014 is presented below:

	Number of
	Warrants	Exercise Price	Terms

Exercisable as of June 30, 2014	8,966,667	$12	3.7 years

During the three and six months ended June 30, 2014, no warrants were granted, exercised or expired.

(b)	Retained earnings and statutory reserves

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

As of June 30, 2014, statutory surplus reserves of Pingtan Fishing reached 50% of the registered capital. No appropriation required in accordance with the PRC accounting rules and regulations. The registered capital of Pingtan Fishing is RMB 80 million in statutory record including RMB 29.5 million of capital injection by fishing vessels from related parties. According to SAB Topic 5G, this SAB requires that the assets be recorded at predecessor's cost and the registered capital of Pingtan Fishing per audit is $6,254,178 (RMB50.5 million). Pingtan Guansheng, Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying had sustained losses since its establishment; therefore no appropriation of net profits to the statutory reserves was required.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

17.	RELATED PARTY TRANSACTIONS

(a)	Name and relationship of related parties

Name of related party	Relationship
Xinrong Zhuo	CEO, Director and major shareholder of the Company
Panxing Zhuo	Father of Xinrong Zhuo, a Family Member
Honghong Zhuo	Daughter of Xinrong Zhuo
Qing Lin	Brother-in-law of Xinrong Zhuo, a Family Member
Longfei Zhuo	Cousin of Xinrong Zhuo, a Family Member
Sunqiang Zhou	Brother-in-law of Xinrong Zhuo, a Family Member
Cheng Chen	Cousin of Xinrong Zhuo, a Family Member and shareholder of Hong Long
Xiaojie Wu	Brother-in-law of Xinrong Zhuo, a Family Member
Xiaoqin Xu	An employee of an affiliate company
Xiaomei Yang	An employee of the Company and niece of Xinrong Zhuo
Xiaofang Zhuo	Cousin of Xinrong Zhuo, a Family Member
Longhua Zhuo	Sister of Xinrong Zhuo,a Family Member
Zhiyan Lin	Shareholder of Pingtan Fishing
Fujian Yihai Investment Co., Ltd.	An affiliate company majority owned by Longjie Zhuo, sibling of Xinrong Zhuo
Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd.	An affiliate company owned by Longfei Zhuo and Honghong Zhuo
Fujian Lutong Highway Engineering	An affiliate company majority owned by Xiaojie Wu, brother-in-law of Xinrong Zhuo
Fujian Haiyi International Shipping Agency Co., Ltd.	An affiliate company to which the Company acted as a trustee equity owner. Haiyi International is ultimately majority owned and controlled by Sunqiang Zhou, brother-in-law of Xinrong Zhuo and a Family Member
Fujian Xinnong Ocean Fisheries Development Co., Ltd.	An affiliate company to which the Company acted as a trustee equity owner. Xinnong is ultimately owned and controlled by Xiaojie Wu
Fuzhou Haoyouli Fisheries Development Co., Ltd.	An affiliate company to which the Company acted as trustee equity owner. Haoyouli is ultimately owned and controlled by Sunqiang Zhou
Fuzhou Honglong Ocean Fishery Co., Ltd.	An affiliate company majority owned and controlled by Ping Lin, spouse of Xinrong Zhuo, and a Family Member
PT. Avona Mina Lestari	An affiliate company controlled by Xinrong Zhuo family domiciled in Indonesia, engaged in fishing base management and fishing vessel service
PT. Dwikarya Reksa Abadi	An affiliate company controlled by Xinrong Zhuo family domiciled in Indonesia, engaged in fishing base management and fishing vessel service

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

17.	RELATED PARTY TRANSACTIONS (…/Cont’d)

(a)	Name and relationship of related parties (…/Cont’d)

Name of related party	Relationship

Haifeng Dafu Enterprise Company Limited	An affiliate company ultimately owned by Xinrong Zhuo and domiciled in the Hong Kong Special Administrative Region of the PRC (“Hong Kong”)

Hai Yi Shipping Limited	An affiliate company ultimately owned by Xinrong Zhuo and domiciled in Hong Kong Administrative Region of the PRC (“Hong Kong”)

Fuzhou Wanhao Real Estate Property Investment Co., Ltd.	An affiliate company majority-owned and controlled by Qing Lin

China Communication Materials Central and South Co., Ltd.	An affiliate company majority-owned by Fujian Lutong Highway Engineering

Fujian Gangjun Construction Co., Ltd.	An affiliate company ultimately controlled by Xinrong Zhuo

Fujian International Trading and Transportation Co., Ltd.	An affiliate company owned by Yihai Investment and Longhao Zhuo, sibling of Xinrong Zhuo and a Family Member

Fuzhou Dongxing Longju Real Estate Co., Ltd.	An affiliate company owned by Xinrong Zhuo

Shenzhen Western Coast Fisherman Pier Co., Ltd.	An affiliate company owned by Xinrong Zhuo

Pingtan Heshun Fuel Co., Ltd.	An affiliate company under Xinrong Zhuo’s common control

Fuzhou Hairong Trading Co., Ltd.	An affiliate company under Xinrong Zhuo’s common control

Hong Fa Shipping Limited	An affiliate company ultimately owned by Xinrong Zhuo and domiciled in Hong Kong Administrative Region of the PRC (“Hong Kong”)

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

17.	RELATED PARTY TRANSACTIONS (…/Cont’d)

(b)	Related party transactions

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service fee
Hai Yi Shipping Limited (5)	$115,521	$-	$230,912	$-

Sale of frozen fish and other marine catches
Shenzhen Western Coast Fisherman Pier Co., Ltd	$-	$2,341,114	$-	$10,305,654

Purchase of fuel, fishing nets and other on board consumables (1)
PT. Avona Mina Lestari	$-	$4,402,490	$-	$11,616,440

Purchase of fuel, fishing nets and other on board consumables paid on behalf
Fuzhou Honglong Ocean Fishery Co., Ltd.	86,269	419,909	86,269	1,018,331
Zhiyan Lin	33,980	-	33,980	-
Hong Fa Shipping Limited	22,312,040	-	38,551,680	-
	22,432,289	419,909	38,671,929	1,018,331

Purchase of vessel maintenance service (2)
PT. Avona Mina Lestari	1,138,049	710,708	2,225,338	1,315,374
PT. Dwikarya Reksa Adadi	1,310,726	-	2,521,134	-
	2,448,775	710,708	4,746,472	1,315,374

Purchase of transportation service (2)
Fuzhou Honglong Ocean Fishery Co., Ltd.	-	-	889,692	-
Haifeng Dafu Enterprise Company Limited	2,547,883	1,248,310	3,924,935	1,723,860
Hai Yi Shipping Limited	889,540	263,737	1,479,763	735,890
Hong Fa Shipping Limited	1,021,618	604,291	3,242,516	1,170,065
PT. Avona Mina Lestari	-	-	-	35,149
	4,459,041	2,116,338	9,536,906	3,664,964

Office rental
Ping Lin (4)	3,366	3,417	6,786	6,795

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

17.	RELATED PARTY TRANSACTIONS (…/Cont’d)

(b)	Related party transactions (…/Cont’d)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cold storage warehouse paid on behalf
Fuzhou Honglong Ocean Fishery Co., Ltd.	178,078	-	358,974	-

Indonesia fleet vessel agency fee (3)
PT. Avona Mina Lestari	370,372	172,595	743,404	345,037
PT. Dwikarya Reksa Abadi	325,927	-	654,189	-
	696,299	172,595	1,397,593	345,037

Crewmen compensation
PT. Avona Mina Lestari	857,270	-	1,721,270	-

Indonesia fishing licenses paid on behalf (6)
PT. Avona Mina Lestari	421,921	293,600	846,865	586,448
PT. Dwikarya Reksa Abadi	479,148	-	961,729	-
	901,069	293,600	1,808,594	586,448

Total purchases and expenses	$31,976,187	$8,119,057	$58,248,524	$18,553,389

(1)	Fuel, fishing nets and other consumables were sold to Pingtan Fishing.

(2)	Vessel maintenance and transportation services were charged to Pingtan Fishing at prices mutually agreed by the related parties and Pingtan Fishing.

(3)	Pursuant to a Fishery Cooperative Agreement dated December 31, 2012 with one-year term, entered into between Pingtan Fishing and Avona, Pingtan Fishing is payable to Avona an annual agency fee, calculated at mutually agreed amount of $20,000, for the period from January 1, 2013 to December 31, 2013, Avona acts as an agent for each of Pingtan Fishing’s fishing vessels. The agreement continues to executed without disagreement from both parties.

(4)	Pingtan Fishing entered into a three-year term office rental lease with Ping Lin on July 31, 2012. The annual lease is $13,574. On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office, and clerical and administrative support and consultation services. The agreement will expire on December 31, 2014.

(5)	On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office, and clerical and administrative support and consultation services. The agreement will expire on December 31, 2014.

(6)	Pingtan Fishing paid to Avona and PT. Dwikarya Reksa Abadi that acted as agencies on behalf of Pingtan Fishing to apply fishing licenses.

(c)	Advance from a director

	June 30, 2014	December 31, 2013
	(Unaudited)

Xinrong Zhuo	$650,000	$-

Advance from a director is not collateralized, carries no interest, and does not have specific repayment terms.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIALSTATEMENTS

(IN U.S. DOLLARS)

18.	CERTAIN RISKS AND CONCENTRATIONS

(a)	Credit risk

As of June 30, 2014 and December 31, 2013, a substantial portion part of the Company’s cash included bank deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company was not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

(b)	Major customers

During the three months ended June 30, 2014 and 2013, related company Shenzhen Western Coast Fisherman Pier Co., Ltd. accounted for 0% (2013: 11%) of the Company's revenue. During the six months ended June 30, 2014, related company Shenzhen Western Coast Fisherman Pier Co., Ltd. accounted for 0% (2013: 25%) of the Company's revenue. No customers accounted for over 10% of the Company’s revenues for both the three and six months ended June 30, 2014 and 2013.

(c)	Major suppliers

During the three months ended June 30, 2014, two suppliers accounted for 65% (2013: 29%) of the Company's purchase. Related company PT. Avona Mina Lestari accounted for 7% (2013: 41%) of the Company's purchase.

During the six months ended June 30, 2014, two suppliers accounted for 68% (2013: 21%) of the Company's purchase. Related company PT. Avona Mina Lestari accounted for 7% (2013: 49%) of the Company's purchase.

19.	COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of June 30, 2014 and December 31, 2013, the Company’s potential minimum cash obligation to these employees was approximately $10,064 and $10,059, respectively.

The Company entered into a service agreement with Hai Yi Shipping Limited that provided use of a portion of the premises, and to provide clerical, administrative support and consultation services upon the agreement expires on December 31, 2014. As of June 30, 2014 and December 31, 2013, the Company’s potential minimum cash obligation to this agreement was approximately $231,091 and $461,961, respectively.

Pursuant to the Shares Purchase Agreement dated December 4, 2013 (“the Share Purchase Agreement”), where the Company exited and sold CDGC to Hong Long, the Company is required to indemnify Hong Long and the same indemnification responsibility applies to the Hong Long for the events arising out of any breach of the Share Purchase Agreement or the memorandum of agreement in relation to the sale, purchase and delivery of the vessels for two years until December 3, 2015 and would be liable for the full amount of damages that exceed $1,000,000. The amount of damage shall be the amount finally determined by a court of competent jurisdiction or appropriate governmental administrative agency, or the amount agreed to upon settlement in accordance with the terms of the Share Purchase Agreement.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

20.	OPERATING LEASE COMMITMENT

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided for the use of a portion of the premises, and to provide clerical, administrative support and consultation services. The service fee is approximately $116,000 and $231,000 for the three and six months ended June 30, 2014.

Pingtan Fishing leased office from Ping Lin. Pursuant to a rental agreement entered into on July 31, 2012 with three-year term, annual lease is $13,574. The total future minimum lease payments under non-cancellable operating leases with respect to service fee, cold storage warehouse and office as of June 30, 2014 were as follows:

	Service fee	Office rental	Total

For the years ended December 31,
2014	$231,091	$6,770	$237,861
2015	-	7,899	7,899
	$231,091	$14,669	$245,760

The operating lease commitments below include both the related parties commitments and non-related parties commitments. The total future lease payments as of June 30, 2014 are summarized as follows:

	Service fee	Office rental	Total

Related parties commitments	$231,091	$14,669	$245,760
Non-related parties commitments	-	-	-
	$231,091	$14,669	$245,760

Rental expenses and service fee under operating leases for the three months ended June 30, 2014 and 2013 was $392,353 and $76,024 respectively, of which $296,695 and $3,417 are paid to the related parties (Note 17(b)).

Rental expenses and service fee under operating leases for the six months ended June 30, 2014 and 2013 was $788,958 and $151,177 respectively, of which $596,672 and $6,795 are paid to the related parties (Note 17(b)).

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

21.	CAPITAL COMMITMENT

In June 2014, Pingtan Fishing prepaid $22,252,016 to property developers to purchase shops located in Anhui and Hubei Province, PRC. The total considerations will be $26.8 million (RMB 166.2 million) and ownership will be transferred to Pingtan Fishing before December 31, 2014.

On June 12 2014, Pingtan Fishing incorporated a joint venture with two companies for the fishery processing purpose. Total registered capital of the joint venture is $161.2 million (RMB 1 billion) and Pingtan Fishing accounted for 35% of the total ownership. The Company has not contributed any of the registered captial and will contribute cash of $56.4 million (RMB 350 million) as of June 30, 2014

The Company had the following capital commitments as of June 30, 2014:

		Capital
	Properties	of joint venture	Total

For the years ended December 31,
2014	$4,543,265	$-	$4,543,265
2015	-	-	-
2016	-	-	-
2017	-	-	-
2018	-	-	-
Thereafter	-	56,418,854	56,418,854
	$4,543,265	$56,418,854	$60,962,119

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

22.	CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

As of June 30, 2014 and December 31, 2013, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Company’s consolidated financial statements, if any.

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)

Assets
Cash	$132,961	$246,684
Prepaid expenses	542	2,820
Investments in subsidiaries	76,832,220	36,808,242
Total assets	76,965,723	37,057,746

Other assets
Prepaid operating license rights	211,059,322	215,381,356
Total assets	$288,025,045	$252,439,102

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

22.	CONDENSED PARENT COMPANY FINANCIAL INFORMATION (…/Cont’d)

	June 30, 2014	December 31, 2013
	(Unaudited)

Liabilities and equity
Current liabilities
Accrued liabilities and other payables	$129,867	$201,672
Advance from a director	650,000	-
Total current liabilities	779,867	201,672

Shareholders' equity
Total shareholders' equity	287,245,178	252,237,430
Total liabilities and equity	$288,025,045	$252,439,102

CONDENSED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cost of revenue	$(2,161,017)	$-	$(4,322,034)	$-
General and administrative expenses	(633,998)	(704,137)	(952,398)	(714,178)
Other expenses	(161)	-	(327)	-
Equity in income of subsidiaries	17,115,411	7,722,772	41,275,846	12,175,218
Net income	$14,320,235	$7,018,635	$36,001,087	$11,461,040

CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)

Net cash used in operating activities	$(1,022,252)	$(562,137)
Net cash (used in)/ provided by investing activities	(47,966)	64,000
Net cash provided by financing activities	956,495	498,137
Net decrease in cash	(113,723)	-
Cash at the beginning of the period	246,684	-
Cash at the end of the period	$132,961	$-

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

We currently operate 126 fishing vessels and is the second largest China based fishery company operating its vessels outside of China waters.

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

In June 2014, we finalized our joint venture with China Co-op (Hainan) Industry Development Co., Ltd (“China Co-op”) and Yantai Hengyu Trading Limited. Neither company is our affiliate. The joint venture, known as Global Deep Ocean Fishing (Pingtan) Industrial Limited Company, will process, cold storage, and transport deep ocean fishing products. Under this joint venture, the companies will jointly construct a fishing processing plant in Pingtan County as soon as all permits are obtained, and will establish selling branches to distribute the fishing products to end markets directly across China. We believe this joint venture will accelerate our progress to becoming a vertically integrated seafood provider and also enhances our market competitiveness as our products would reach to both inland and remote areas through China Co-op's massive sales network.

As of June 30, 2014, we own 104 trawlers and 2 drifters and have operating license rights to 20 drifters. Our fleet has an average useful life of approximately 16 years. These vessels are fully licensed to fish in Indonesian or Indian waters. Among the 126 fishing vessels, 114 of these vessels are operating in the Arafura Sea in Indonesia, and the remaining 12 vessels are operating in the Bay of Bengal in India.

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

Discontinued operations
In December 2013, we completed the sale of the China Dredging Group Co., Ltd (‘‘CDGC’’) business, which has been reported as discontinued operations for 2013, to Fuzhou Honglong Ocean Fishery Co., Ltd (“Hong Long”), a related party owned by the wife of our Chairman and CEO, Mr. Xinrong Zhuo.

In July 2013, we received an offer from Mr. Zhuo acting on behalf of Hong Long to acquire the business and operating assets of our wholly-owned dredging subsidiary, CDGC and its PRC operating subsidiaries in exchange for (i) offset of our current $155.2 million 4% promissory note due to Hong Long matures on June 19, 2015; (ii) the assignment of the 25-year exclusive operating license rights for 20 new fishing vessels to us, with a fair market value of $216.1 million; and (iii) offset of PME’s current accounts due to CDGC with an amount of $172.5 million. The value of the operating license rights of $216.1 million is being amortized over the license term of 25 years. These 20 fishing vessels received subsidies from China’s central government budget in 2012, and a recent notification from the Government prohibits the sale or transfer of ownership for a period of 10 years for fishing vessels that have received such subsidies.

On December 3, 2013, the Board, excluding Mr. Zhuo and our Senior Officer, Mr. Bin Lin approved moving forward with the sale and executed and closed the transaction. The total consideration for the transaction is approximately $543.8 million and a gain on sale of $134.7 million was recorded as an adjustment to our equity as it was sold to a related party under common control.

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

Gross Profit

Our gross profit is affected primarily by changes in production cost. Fuel, freight and labor costs together account for about 80% of cost of sales for the six months ended June 30, 2014. The fluctuation of fuel price, freight price and exchange rates may significantly affect our cost level and gross profit.

Sales, General and Administrative (SG&A) Expenses

Our SG&A expenses include storage and transportation fees, salaries and staff welfare, professional service fees, traveling expenses for our sales personnel, insurance and other miscellaneous expenses related to our administrative corporate activities.

Our sales activities are conducted through direct selling by our internal sales staff.  Because of the strong demand for our products and services, we do not have to aggressively market and distribute our products, thus our selling and marketing expenses have been relatively small as a percentage of our revenue.

We anticipate that our SG&A expenses will increase with the anticipated growth of our business and continued upgrades to our information technology infrastructure. We expect that our SG&A expenses will also increase as a result of compliance, investor-relations and other expenses associated with being a publicly listed company.

Other Income and Expenses

Other income and expenses mainly include interest income from bank deposits, interest expenses of short-term and long-term borrowings, foreign exchange differences, subsidy income and dividend income.

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

Other Comprehensive Income

Our comprehensive income consists of net income and foreign currency translation adjustments. We translate our assets and liabilities of foreign operations at the rate of exchange in effect on the balance sheet date. We translate income and expenses at the average rate of exchange prevailing during the period. The period-end rate as of June 30, 2014 for RMB into one U.S. dollar was 6.2036. Average rates for the six months ended June 30, 2014 and 2013 were 6.1883 and 6.1811, respectively. The related translation adjustments are reflected in “Accumulated other comprehensive income” in the equity section of our consolidated balance sheets. Foreign currency gains and losses resulting from transactions are included in earnings. As of June 30, 2014 and December 31, 2013, the accumulated foreign currency translation gain was approximately $29.4 million and $30.4 million, respectively.

Earnings per Ordinary Share

Earnings per ordinary share (basic and diluted) is based on the net income divided by the weighted average number of ordinary shares outstanding during each period. Ordinary share equivalents of 8.9 million are not included in the calculation of diluted earnings per ordinary share if their effect would be anti-dilutive.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

Revenue

Revenue is derived from sales of aquatic products. Our top 6 species of fish sold including ribbon fish, Indian white shrimp, pomfret, croaker fish, red fish together and mackerel accounted for about 82.7% of revenue for the three months ended June 30, 2014. The table below sets forth more detail regarding the revenue breakdown by different species of fish:

(Amounts in thousands, except for percentage and per unit data)

	Three Months Ended June 30,
	2014				2013
	Revenue	Volume(KG)	Average price	% of Revenue	Revenue	Volume(KG)	Average price	% of Revenue
Ribbon fish	$21,673	8,090,283	2.68	38.1%	$5,819	2,524,670	2.30	27.2%
Indian white shrimp	12,010	1,395,830	8.60	21.1%	5,514	563,797	9.78	25.8%
Pomfret	7,200	3,310,840	2.17	12.7%	2,325	878,837	2.65	10.9%
Croaker fish	2,575	1,009,973	2.55	4.5%	2,317	1,025,579	2.26	10.9%
Red fish	1,920	511,188	3.76	3.4%	732	185,453	3.95	3.4%
Mackerel	1,664	570,688	2.92	2.9%	238	77,850	3.06	1.1%
Others	9,867	4,189,189	2.36	17.3%	4,417	1,505,369	2.93	20.7%
Total	$56,909	19,077,991	2.98	100.0%	$21,362	6,761,555	3.16	100.0%

Revenue in the three months ended June 30, 2014 increased by 166.4% to $56.9 million from $21.4 million in the three months ended June 30, 2013, primarily due to increase in sales volume as a result of the addition of 66 fishing vessels in June and September 2013, which were operating at full capacity in the current period; and the addition of the operating license rights of 20 new fishing vessels in December 2013, which began operating in the first quarter of 2014. Sales volumes in the second quarter of 2014 rose by 182.2% to 19,078 tons from 6,762 tons in the same period of 2013. Average unit selling prices decreased by 5.7% in the second quarter of 2014 compared to the same period of 2013. This was because in the second quarter of 2013, the scarcity of shrimps in Southeast Asia boosted the sales price of our Indian white shrimp, which returned to normal level in the current period.

Cost of Sales and Gross Margin

The following tables set forth our cost of sales and gross profit, both in amounts and as a percentage of revenue for the three months ended June 30, 2014 and 2013:

(Amounts in thousands, except for percentage)

	Three Months Ended June 30,
	2014			2013
	US$	% of COS	% of Revenue	US$	% of COS	% of Revenue
Fuel cost	$24,442	60.9%	42.9%	$7,657	62.6%	35.8%
Freight	4,531	11.3%	8.0%	1,641	13.4%	7.7%
Labor cost	3,037	7.5%	5.3%	872	7.1%	4.1%
Depreciation and amortization	3,093	7.7%	5.4%	667	5.5%	3.1%
Maintenance fee	2,412	6.0%	4.2%	625	5.1%	2.9%
Spare parts	1,113	2.8%	2.0%	354	2.9%	1.7%
License fee and agency fee	1,516	3.8%	2.7%	419	3.4%	2.0%
Total cost of sales	$40,144	100.0%	70.5%	$12,235	100.0%	57.3%

Cost of sales for the three months ended June 30, 2014 was $40.1 million, representing an increase of 228.1% as compared to $12.2 million in the same period of 2013. The increase was principally due to the increase in fuel cost for our fishing vessels of $16.8 million as a result of the fleet expansion. Depreciation and amortization increased by $2.4 million due to amortization of operating license rights of the 20 new fishing vessels added in December 2013. Freight, labor cost and maintenance fee also increased which was in line with the increase in revenue.

	Three Months Ended June 30,				Percentage
	2014		2013		Change
	US$	% of revenue	US$	% of revenue	%
Revenue	$56,909	100.0%	$21,362	100.0%	166.4%
Cost of sales	$40,144	70.5%	$12,235	57.3%	228.1%
Gross profit	$16,765	29.5%	$9,127	42.7%	83.7%

Gross margin decreased to 29.5% in the second quarter of 2014 from 42.7% in the same period of 2013, primarily due to decrease of 5.7% in average unit sales price, as well as increased amortization cost. Gross profit for the second quarter of 2014 was $16.8 million, representing an increase of 83.7% as compared to $9.1 million in the same period of 2013 as a result of business expansion.

Sales, General and Administrative Expenses

The following table sets forth sales, general and administrative (SG&A) expenses and income from operations both in amounts and as a percentage of revenue for the three months ended June 30, 2014 and 2013:

(Amounts in thousands, except for percentage)

	Three Months Ended June 30,				Percentage
	2014		2013		Change
	US$	% of Revenue	US$	% of Revenue	%
Gross profit	$16,765	29.5%	$9,127	42.7%	83.7%
Operating Expenses:
Selling and marketing expenses
Storage fee	(273)	(0.5)%	(73)	(0.3)%	276.6%
Transportation fee	(152)	(0.3)%	(32)	(0.1)%	380.7%
Insurance	(129)	(0.2)%	(37)	(0.2)%	246.4%
Others	(14)	-	(32)	(0.2)%	59.0%
Total Selling and marketing expenses	(568)	(1.0)%	(174)	(0.8)%	226.6%
General & administrative expenses
Legal and professional fees	(186)	(0.3)%	(346)	(1.6)%	(46.4)%
Salaries and staff welfare	(212)	(0.4)%	(116)	(0.5)%	82.0%
Service fee	(116)	(0.2)%	-	-	-
Others	(444)	(0.8)%	(404)	(1.9)%	10.3%
Total G&A expenses	(958)	(1.7)%	(866)	(4.0)%	10.6%
Total SG&A expenses	(1,526)	(2.7)%	(1,040)	(4.8)%	46.7%
Income from operations	$15,239	26.8%	$8,087	37.9%	88.4%

Total SG&A expenses increased by 46.7% to $1.5 million in the three months ended June 30, 2014 from $1.0 million in the same period of 2013. The increase in SG&A expenses was primarily attributable to higher sales expenses including storage and transportation fees, and salaries and staff welfare as a result of our expanded scale of operations, as well as higher administrative costs associated with the company being a publicly listed company. As a percentage of revenue, SG&A expenses were 2.7% in the six months ended June 30, 2014, compared to 4.8% in the same period of 2013.

Other Income and Expenses

Net other expenses decreased by 14.0% to $0.9 million in the three months ended June 30, 2014 from $1.1 million in the same period of 2013. The decrease was primarily driven by a decrease in foreign currency exchange loss of $0.2 million and an increase in dividend income of $0.3 million, being partially offset by an increase in interest expenses of $0.3 million. Dividend income of $0.3 million is distribution of earnings from our bank investment that in the form of cash are paid out of undistributed profits of fiscal year 2013.

Income Tax

We are exempted from income tax derived from our ocean fishing operations in PRC.

Net Income

(Amounts in thousands, except for percentage)

Three Months Ended June 30,
2014			2013
Revenue	Net income	Net margin	Revenue	Net income	Net margin
$56,909	$14,320	25.2%	$21,362	$7,019	32.9%

Net income for the three months ended June 30, 2014 was $14.3 million, or 25.2% of revenue, compared to $7.0 million, or 32.9% of revenue, in the same period of 2013.

Foreign Currency Translation Gain

During the three months ended June 30, 2014, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $0.3 million.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

Revenue

Revenue is derived from sales of aquatic products. Our top 6 species of fish sold including ribbon fish, Indian white shrimp, pomfret, croaker fish, threadfin and conger eel together accounted for about 81.1% of revenue for the six months ended June 30, 2014. The table below sets forth more detail regarding the revenue breakdown by different species of fish:

(Amounts in thousands, except for percentage and per unit data)

	Six Months Ended June 30,
	2014				2013
	Revenue	Volume(KG)	Average price	% of Revenue	Revenue	Volume(KG)	Average price	% of Revenue
Ribbon fish	$39,135	14,951,732	2.62	31.9%	$13,616	7,025,914	1.94	33.2%
Indian white shrimp	23,169	2,676,400	8.66	18.9%	8,192	1,089,118	7.52	20.0%
Pomfret	18,520	8,045,726	2.30	15.1%	3,829	1,663,842	2.30	9.3%
Croaker fish	10,754	4,079,034	2.64	8.8%	6,125	3,300,548	1.86	14.9%
Threadfin	4,102	1,368,188	3.00	3.3%	967	312,528	3.09	2.4%
Conger eel	3,624	1,481,386	2.45	3.1%	534	192,600	2.77	1.3%
Others	23,188	9,321,969	2.49	18.9%	7,769	2,704,769	2.87	18.9%
Total	$122,492	41,924,435	2.92	100.0%	$41,032	16,289,319	2.52	100.0%

Revenue in the six months ended June 30, 2014 increased by 198.5% to $122.5 million from $41.0 million in the six months ended June 30, 2013, primarily due to increase in sales volume as a result of the addition of 66 fishing vessels in June and September 2013, most of which were operating at full capacity in the first half of 2014; and the addition of the operating license rights of 20 new fishing vessels in December 2013, which began operating in the current period. Sales volumes in the six months ended June 30, 2014 rose by 157.4% to 41,924 tons from 16,289 tons in the same period of 2013. Average unit sales prices also increased by 15.9% in the six months ended June 30, 2014 compared to the same period of 2013, which was driven by the higher demand of natural seafood in China.

Cost of Sales and Gross Margin

The following tables set forth our cost of sales and gross profit, both in amounts and as a percentage of revenue for the six months ended June 30, 2014 and 2013:

(Amounts in thousands, except for percentage)

	Six Months Ended June 30,
	2014			2013
	US$	% of COS	% of Revenue	US$	% of COS	% of Revenue
Fuel cost	$49,049	60.0%	40.0%	$16,623	62.7%	40.5%
Freight	9,330	11.4%	7.6%	3,587	13.5%	8.8%
Labor cost	6,384	7.8%	5.2%	1,879	7.1%	4.6%
Depreciation and amortization	6,182	7.6%	5.1%	1,409	5.3%	3.4%
Maintenance fee	4,580	5.6%	3.7%	1,218	4.6%	3.0%
Spare parts	3,149	3.9%	2.6%	946	3.5%	2.3%
License fee and agency fee	3,012	3.7%	2.5%	866	3.3%	2.1%
Total cost of sales	$81,686	100.0%	66.7%	$26,528	100.0%	64.7%

Cost of sales for the six months ended June 30, 2014 was $81.7 million, representing an increase of 207.9% as compared to $26.5 million in the same period of 2013. The increase was principally due to the increase in fuel cost for our fishing vessels of $32.4 million as a result of the fleet expansion. Depreciation and amortization increased by $4.8 million due to amortization of operating license rights of the 20 new fishing vessels added in December 2013. Freight, labor cost and maintenance fee also increased which was in line with the increase in revenue.

	Six Months Ended June 30,				Percentage
	2014		2013		Change
	US$	% of revenue	US$	% of revenue	%
Revenue	$122,492	100.0%	$41,032	100.0%	198.5%
Cost of sales	$81,686	66.7%	$26,528	64.7%	207.9%
Gross profit	$40,806	33.3%	$14,504	35.3%	181.3%

Gross margin slightly decreased to 33.3% in the six months ended June 30, 2014 from 35.3% in the same period of 2013, primarily due to increased amortization and labor costs. Gross profit for the six months ended June 30, 2014 was $40.8 million, representing an increase of 181.3% as compared to $14.5 million in the same period of 2013 as a result of business expansion.

Sales, General and Administrative Expenses

The following table sets forth selling, general and administrative (SG&A) expenses and income from operations both in amounts and as a percentage of revenue for the six months ended June 30, 2014 and 2013:

(Amounts in thousands, except for percentage)

	Six Months Ended June 30,				Percentage
	2014		2013		Change
	US$	% of Revenue	US$	% of Revenue	%
Gross profit	$40,806	33.3%	$14,504	35.3%	181.3%
Operating Expenses:
Selling and marketing expenses
Storage fee	(551)	(0.5)%	(144)	(0.4)%	281.8%
Transportation fee	(366)	(0.3)%	(63)	(0.1)%	483.3%
Insurance	(272)	(0.2)%	(37)	(0.1)%	629.7%
Others	(50)	-	(125)	(0.3)%	(60.1)%
Total Selling and marketing expenses	(1,239)	(1.0)%	(369)	(0.9)%	236.1%
General & administrative expenses
Legal and professional fees	(298)	(0.2)%	(560)	(1.4)%	(46.9)%
Salaries and staff welfare	(422)	(0.3)%	(141)	(0.3)%	198.7%
Service fee	(231)	(0.2)%	-	-	-
Others	(628)	(0.6)%	(466)	(1.1)%	34.8%
Total G&A expenses	(1,579)	(1.3)%	(1,167)	(2.8)%	35.2%
Total SG&A expenses	(2,818)	(2.3)%	(1,536)	(3.7)%	83.4%
Income from operations	$37,988	31.0%	$12,968	31.6%	192.9%

Total SG&A expenses increased by 83.4% to $2.8 million in the six months ended June 30, 2014 from $1.5 million in the same period of 2013. The increase in SG&A expenses was primarily attributable to higher sales expenses including storage and transportation fees, and salaries and staff welfare as a result of our expanded scale of operations, as well as higher administrative costs associated with the company being a publicly listed company. As a percentage of revenue, SG&A expenses were 2.3% in the six months ended June 30, 2014, compared to 3.7% in the same period of 2013.

Other Income and Expenses

Net other expenses increased by 31.9% to $2.0 million in the six months ended June 30, 2014 from $1.5 million in the same period of 2013. The increase was primarily driven by an increase in interest expenses of $1.0 million and an increase in foreign currency exchange loss of $0.2 million, being partially offset by an increase in subsidy income of $0.5 million and an increase in dividend income of $0.3 million. Dividend income of $0.3 million is distribution of earnings from our bank investment that in the form of cash are paid out of undistributed profits of fiscal year 2013.

Income Tax

We are exempted from income tax for income derived from our ocean fishing operations in PRC.

Net Income

(Amounts in thousands, except for percentage)

Six Months Ended June 30,
2014			2013
Revenue	Net income	Net margin	Revenue	Net income	Net margin
$122,492	$36,001	29.4%	$41,032	$11,461	27.9%

Net income for the six months ended June 30, 2014 was $36.0 million, or 29.4% of revenue, compared to $11.5 million, or 27.9% of revenue, in the same period of 2013.

Foreign Currency Translation Loss

During the six months ended June 30, 2014, we recognized a foreign currency translation loss of $1.0 million, as a result of Renminbi depreciation.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had total cash of $13.6 million, an increase of $5.4 million from $8.2 million at December 31, 2013.  Approximately $13.5 million was held by our Chinese subsidiaries and VIEs.  Our intent is to permanently reinvest these funds in the PRC and we have no plans to repatriate these funds.

Our current assets totaled $54.8 million as of June 30, 2014 while our current liabilities totaled $65.1 million. We have financed our activities to date primarily through cash generated from operating activities and loans from banks. We have long-term and trustworthy cooperative relationship with major commercial banks in Fujian Province and based on our experience, we did not encounter difficulties in obtaining new bank loans. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for each of the periods indicated:

(Amounts in thousands)

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$15,849	$18,579
Net cash used in investing activities	(21,015)	(221,702)
Net cash provided by financing activities	10,845	196,209
Effect of exchange rate	(208)	664
Cash and cash equivalents at beginning of period	8,157	6,860
Cash and cash equivalents at end of period	$13,628	$610

Operating activities

For the six months ended June 30, 2014, cash provided by operating activities totaled $15.8 million compared to $18.6 million in the same period of 2013. This was primarily attributable to i) $36.0 million of earnings in the first half of 2014; ii) a $16.4 million increase in accounts receivable due to the expansion of our fleet and growth of operations; and iii) a $5.0 million increase in inventories to support the increased sales volume.

Investment activities

For the six months ended June 30, 2014, we had a net cash outflow of $21.0 million for investment activities. This was primarily attributable to: i) $22.3 million purchases of property, plant and equipment and payment of property deposits in the period; and ii) $1.9 million refunds of fixed assets deposits previously paid.

Financing activities

For the six months ended June 30, 2014, we had a net cash inflow of $10.8 million from financing activities which was primarily driven by: i) $33.2 million proceeds from term loans and ii) $23.0 million outflow for the repayments of loans.

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

As of the date of this Form 10-Q, Pingtan Fishing did not receive any demand from the lender that collateralized properties are intended to be disposed of or to make any payments under the guarantee.

Other arrangements

Pursuant to the Share Purchase Agreement dated December 4, 2013, where the Company exited and sold China Dredging Group Co., Ltd and its subsidiaries to Hong Long , the Company is required to indemnify Hong Long and the same indemnification responsibility applies to Hong Long breach for the events arriving out of any of the Share Purchase Agreement or the memorandum of agreement in relation to the sale, purchase and delivery of the vessels for two years until December 3, 2015 and would be liable for the full amount of damages that exceed $1 million.  The amount of damage shall be the amount finally determined by a court of competent jurisdiction or appropriate governmental administrative agency, or the amount agreed to upon settlement in accordance with the terms of the Share Purchase Agreement.

Contractual Obligations

The Company has the following obligations as of June 30, 2014.

	Payments due by period
Contractual Obligations	Total	< 1 year	1 – 3 years	3 – 5 years	> 5 years
Operating lease obligations
- related party transactions	$245,760	$237,861	$7,899	$-	$-
Capital commitment
- non-related party transactions	60,962,119	4,543,265	-	-	56,418,854
Term Loans
- non-related party transactions	91,981,398	35,091,046	47,782,737	2,982,139	6,125,476
Total	$153,189,277	$39,872,172	$47,790,636	$2,982,139	$62,544,330

Operating lease obligations

We have entered into operating lease agreements for office premises, and for administrative support and consultation services with lease periods expiring primarily in 2014. We recognize the relevant expenses under such leases on a straight-line basis over the terms of the leases.

Capital commitment

In June 2014, we entered into three contracts to purchase shops located in Hubei Province and Anhui Province, the PRC. The total considerations are $26.8 million (RMB 166.2 million). We paid $22.3 million as a deposit to the property developers and the remaining amount will be settled when we have ownership of the properties before December 31, 2014.

In June 2014, we incorporated a joint venture with two companies for the processing purposes. Total registered capital of the joint venture is $161.2 million (RMB 1 billion) and we accounted for 35% of the total ownership and will inject $56.4 million (RMB 350 million).

Term loans

Term loan liabilities represent cash obligations recorded on our consolidated balance sheet. The amounts represent principal payments to be made over the lives of the loans.

Recent accounting pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

RESULTS OF DISCONTINUED OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2013

During the year ended December 31, 2013, we decided to exit our dredging businesses (see Note 2 — Discontinued Operations) in order to increase the focus on the Company’s core operations and to improve overall profitability. In addition, we established certain targets in the areas of internal control in order to enhance the Company’s profitability profile. As a result of this business exit, we believe the Company is better positioned to achieve improved future financial results. The sale of our wholly owned subsidiary of CDGC is reflected as discontinued operations. Our operating results for the three and six months ended June 30, 2013 have been adjusted to properly reflect discontinued operations. The transaction involved no cash but the Company’s $155.2 million, 4% promissory note due on June 19, 2015 was forgiven. We do not foresee any material impact on our liquidity and financial condition as a result of this disposal. We also do not anticipate any contingencies which would be required to accrue and include in our 2013 financials.

Revenue is derived from contract revenue of our dredging services. The table below sets forth more detail regarding the results of discontinued operations:

(Amounts in thousands, except for percentage)

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	US$	% of Revenue	US$	% of Revenue

Revenue	$50,548	100.0%	$77,287	100.0%
Cost of revenue	(25,218)	(49.9)%	(41,241)	(53.4)%
Gross profit	25,330	50.1%	36,046	46.6%
Operating expenses
Total general and administrative expenses	(2,309)	(4.6)%	(3,415)	(4.4)%
Operating income	23,021	45.5%	32,631	42.2%
Income before income taxes	23,032	45.6%	34,576	44.7%
Income taxes	(5,273)	(10.5)%	(7,477)	(9.6)%
Net income	$17,759	35.1%	$27,099	35.1%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Oil cost accounts for 60% of our total cost of sales. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at June 30, 2014 and did not employ any commodity price derivatives in the half year of 2014.

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

If the RMB depreciates against the USD, the value of our RMB revenues, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $1.4 million based on our revenues, costs and expenses, assets and liabilities denominated in RMB as of June 30, 2014. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $92.0 million as of June 30, 2014. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our earnings and cash flows by approximately seventy-two thousand dollars . The potential change in cash flows and earning is calculated based on the change in the net interest expense over a six month period due to an immediate 100 basis point change in interest rates.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2014, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control over Financial Reporting

As disclosed in the annual report for the year ended December 31, 2013 and the quarterly report for the quarter ended March 31, 2014, our management evaluated and concluded that our internal control over financial reporting was not effective as of December 31, 2013 and March 31, 2014, due to the identification of a material weakness. The material weakness we identified was that none of our employees had any formal training in U.S. GAAP and SEC rules and regulations.

In response to the identified material weakness, our management, with oversight from our audit committee, has dedicated significant resources to improve our control environment and to remedy the identified material weakness.

On April 18, 2013, we appointed Mr. Roy Yu as Chief Financial Officer of the Company. Mr. Yu has over 9 years’ experience in senior management roles in U.S. listed companies and served as Chief Financial Officer or senior financial executive for three companies. Prior to joining the Company, Mr. Yu served as the Chief Financial Officer of Lihua International, Inc. (NASDAQ: LIWA). Mr. Yu attended London Southbank University from 2001 to 2004, where he holds a degree in accounting and finance. In 2005, Mr. Yu was trained in Sarbanes-Oxley Act compliance. On May 6, 2013, the Company appointed Mr. Lam Man Fung as Financial Controller of the Company. Prior to joining the Company, Mr. Lam served as Financial Controller of Shouguang Dili Agri-products Group Company Limited. From 2005 to 2009, Mr. Lam was a senior auditor of Ernst & Young. Management believes Mr. Yu and Mr. Lam has brought to the Company necessary professional knowledge and has lead the Company in taking remediation steps necessary to address the material weakness described above, regarding that none of the Company’s employees had any formal training in U.S. GAAP and SEC rules and regulations. On May 16, 2013, the Company appointed an independent compliance consultant of the Company to review and advise on the Company’s system of internal control over financial reporting pursuant to the Section 404 requirements of the Sarbanes-Oxley. We have taken further steps to improve our internal control over financial reporting. We have engaged a PCAOB registered and inspected public accounting firm in the United States to provide consulting services to us in matters involving U.S. GAAP and SEC rules and regulations. During the first half of 2014, we also have also expanded our internal control functions by hiring more experienced staff and implemented additional financial and management control procedures. In June 2014, we engaged an external consultant to advise on our internal control systems and to provide U.S. GAAP training to our accounting, internal audit and finance staff. Our staff was trained in regulations regarding financial statement disclosures, differences between U.S. GAAP and PRC GAAP, and the 2013 COSO framework.

We believe that our remediation measures and our continuing plan have significantly remediated the material weakness and management concluded that we have effective internal control over financial reporting as of June 30, 2014.

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: August 6, 2014	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman and Chief Executive Officer

Date: August 6, 2014	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer

