Form 10-K/A
period 2013-12-31
Pingtan Marine Enterprise Ltd.
filed 2014-11-10
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Amendment No. 1 to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $127.3 million as of June 29, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s ordinary shares outstanding as of March 10, 2014 was 79,055,053.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement relating to the 2014 Annual Meeting of Stockholders.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) of Pingtan Marine Enterprise Ltd. (“PME” or the “Company”) for the period ended December 31, 2013 is amending the Annual Report on Form 10-K originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2014 (the “Original Report”). We are filing this Amendment to reflect the restatement of our audited consolidated financial statements contained herein for the years ended December 31, 2013 and 2012. We incorrectly reflected certain balances of China Growth Equity Investments Ltd. in our consolidated financial statements that should have been reflected as part of the recapitalization of the Company on the effective date of the share exchange agreement dated February 25, 2013. Accordingly, we amended our consolidated financial statements for the years ended December 31, 2013 and 2012 to reflect the historical consolidated financial statements of China Dredging Group Co., Ltd. (”CDGC”) and Merchant Supreme jointly as the accounting acquirer prior to February 25, 2013 and the consolidated financial statements of PME, CDGC and Merchant Supreme and related subsidiaries for all periods subsequent to the effective date.

Additionally, we restated the following in our consolidated financial statements for the year ended December 31, 2013:

a)	We incorrectly accounted for prepaid operating license rights for 20 vessels at its appraised fair value in Original Report. The management concluded that prepaid operating license rights should be considered a capital lease and recorded at the historical cost of the vessels to the related party which is under common control and considered a common control transaction in accordance with ASC 805-50. We restated prepaid operating license rights, property, plant and equipment, related depreciation and amortization expense, and reflected any excess amounts paid for the operating rights as a capital distribution;

b)	We further clarified certain disclosure related to the acquisition of 46 vessels from a related party in June 2013 and disclosure related to the acquisition of operating license rights of 20 vessels from a related party in December 2013; and

c)	We recorded other miscellaneous adjustments.

Item 15. under Note 23 “Restatement” in the Notes to Consolidated Financial Statements of this Form 10-K/A provides a discussion of the full effects of the restatements to the Company’s previously reported Consolidated Balance Sheets, Consolidated Statements of Income and Comprehensive Income, and Consolidated Statement of Cash Flows.

In addition, this Amendment which replaces in its entirety Items 1 through 15 of the Original Filing, is in response to and to revise certain disclosures pursuant to the comment letters we received from the SEC, dated August 6, 2014 and September 10, 2014, respectively.

This Amendment also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1. No attempt has been made in this Amendment to modify or update the other disclosures presented in the report as previously filed, except as set forth herein. This Amendment does not reflect events occurring after the filing of the Original Report or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our other filings with the SEC made by the Company with the SEC pursuant to Section 13(a) or Section 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

PART I

ITEM 1.   BUSINESS

  Our Business

We are a marine enterprises group primarily engaging in ocean fishing through our wholly-owned PRC operating subsidiary and VIE, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd., or Pingtan Fishing. We harvest a variety of fish species with our owned and licensed vessels operating within the Indian Exclusive Economic Zone and the Arafura Sea of Indonesia. We provide high quality seafood to a diverse group of customers including distributors, restaurant owners and exporters in the PRC.

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

In December 2013, we further expanded our fleet to 126 vessels with the addition of the 25-year exclusive operating license rights for 20 new fishing drifters from a related party. Currently we operate 104 trawlers and 22 drifters (including 20 drifter vessels we operating pursuant to an operating license rights agreement) and our fleet has an average useful life of approximately 17 years. These vessels are fully licensed to fish in Indonesian or Indian waters. 114 of these vessels are operating in Arafura Sea in Indonesia, and the remaining 12 vessels are operating in the Bay of Bengal in India.

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

Cold Storage

Fish are stored separately according to different species and sizes for best practices of cold storage management, goods selectivity and delivery. When Pingtan Fishing unloads the fish, it places the fish on a wood pallet according to fishing vessel number, species and size. The cold storage administrator counts the number of bags on each pallet and weighs each pallet to record the weight. Pallets with bags of fish are then placed in specified positions within the cold storage facilities.

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

Sales, Marketing and Distribution

We market, sell and distribute products all over China, including the Guangdong, Fujian and Zhejiang provinces. Ribbon fish and shrimp were the main types of seafood sold for the year ended December 31, 2013, representing over 55% of the sales.

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

Drifter vessels, as known as drifter netter vessels, have a gill net that is tied to the drift netter floats with weights attached to the net to keep it vertical, so that fish crossing the path of a drift net gets caught in it. Operations are generally carried out at night and the position of gill nets can be adjusted according to the water depth in which the fish move at any time. Drifter netter vessels are mainly used to catch dispersed fish or fish swimming in the upper layer of water. We operate 2 drifter vessels which are owned and 20 which we hold operating license rights to those vessels as of December 31, 2013 and all of them are fishing in Indonesian waters.

Business Strategy

We are committed to developing our business to become a global, integrated seafood company. We plan to enlarge our fishing fleet in the next few years through organic growth and acquisition opportunities of potential targets, domestically and abroad, which will significantly increase our fishing capability and our market share.

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

China Dredging, through its PRC Variable Interest Entity (“VIE”), Fujian Xinggang Port Service Co., Ltd (“Fujian Service”), provided specialized dredging services exclusively to the PRC marine infrastructure market and is, based on the number and capacity of the dredging vessels it operates, one of the leading independent (not state-owned) providers of such services in the PRC. Since its inception, China Dredging has functioned exclusively as a specialist subcontractor, performing dredging services for other companies licensed to function as general contractors. China Dredging engages in capital dredging (dredging carried out to create a new harbor, berth or waterway or to deepen existing facilities in order to allow larger ships access), maintenance dredging and reclamation dredging projects and primarily sources its projects by subcontracting projects from general contractors.

Merchant Supreme, through its PRC VIE, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd. (“Pingtan Fishing”) engages in ocean fishery with its fleet of self- owned vessels and vessels with exclusive operating license rights within Indian EEZ and Arafura Sea of Indonesia. Pingtan Fishing is ranked highly as one of the leading private (not state-owned) supplier and trader of oceanic aquatic products in PRC.

CGEI and CDGC entered into the Merger Agreement dated October 24, 2012, providing for the combination of CGEI and CDGC. Pursuant to the Merger Agreement, CDGC would continue as the surviving company and a wholly-owned subsidiary of CGEI. CGEI also acquired all of the outstanding capital shares and other equity interests of Merchant Supreme as per Share Purchase Agreement dated October 24, 2012. Following the completion of the business combination on February 25, 2013, CDGC and Merchant Supreme became the wholly-owned subsidiaries of the Company (the “Business Combination”). The ordinary shares, par value $0.001 per share were listed on The NASDAQ Capital Market under the symbol “PME”.

On June 19, 2013, the Company entered into a master agreement (“Master Agreement”) with a related party, Fuzhou Honglong Ocean Fishery Co., Ltd (“Hong Long”) to acquire 46 fishing vessels with total consideration of $410.1 million. The major shareholder of Hong Long is Ms. Ping Lin, spouse of Xinrong Zhuo, the Company’s Chairman and CEO, who holds 66.5%. Mr. Zhuo currently holds about 56.2% of PME. On September 1, 2013, the Company further entered into a Memorandum with Hong Long to clarify the procedure of delivery of such 46 vessels to Pingtan Fishing. Due to additional time required prepare the vessels for operations, the parties agreed under the Memorandum to deliver the vessels for operation on September 1, 2013. Since June 2013, the Company has had full ownership of the vessels and the full right to operate the vessels and is in the process of registering the vessels under the name of the Company’s PRC operating company. Currently, 9 of the 46 vessels are formally registered to the Company. The vessels are in the process of being registered under the name of the Company’s PRC operating company and it will obtain the entire title registration document for the vessels, as required by Chinese laws and regulations according to the terms of the Master Agreement.

In December 2013, we completed the sale of CDGC, which has been reported as a discontinued operation since the third quarter of 2013, to Hong Long. In July 2013, we received an offer from Mr. Zhuo to acquire the business and operating assets of our wholly-owned dredging subsidiary, CDGC and its PRC operating subsidiaries in exchange for (i) offset of our current $155.2 million 4% promissory note due to Hong Long; (ii) the assignment of the 25-year exclusive operating license rights for 20 new fishing vessels, with such rights appraised at $216.1 million; and (iii) offset of PME’s current accounts due to CDGC with amount $172.5 million. These 20 fishing vessels received subsidies from China’s central government budget in 2012, and a recent notification from the Government prohibits the sale or transfer of ownership for a period of 10 years for fishing vessels that have received such subsidies.

The Board, excluding Mr. Zhuo and our Senior Officer, Mr. Bin Lin, retained our independent financial advisor to provide a fairness opinion on the transaction proposed by Mr. Zhuo. Subsequent to the receipt of the fairness opinion from our independent financial advisor on October 28, 2013, the Board agreed to evaluate any potential alternative proposals received during a 30 day period. After receiving no alternative proposals, on December 3, 2013, the Board, excluding Mr. Zhuo and Mr. Lin approved the completion of the transaction and executed and closed the Share Purchase Agreement. The total consideration of the transaction is approximately $543.8 million with a gain on sale of $117.5 million accounted for in stockholders equity as it was sold to a related party with common control.

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

The growth of our business depends on our ability to secure fishing licenses directly or through third parties.

Fishing is a highly regulated industry. Our operations require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. For example, commercial fishing operations are subject to government license requirements that permit them to make their catch. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or a loss or denial of extensions, to any of these licenses or permits could hamper our ability to produce revenues from fishing operations. We operate 20 of our fishing vessels under 25-year exclusive operating license rights from our affiliate Hong Long. The fishing licenses for such 20 leased fishing vessels are held in the name of Hong Long and are therefore renewed by Hong Long. If Hong Long for any reason fails to renew such licenses, it may have a negative impact on our business.

We are dependent on affiliates and third parties for our operations.

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

The application of the M&A Regulations remains unclear as of the date of this 10-K/A submission, with no consensus among leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. Pingtan Fishing’s PRC legal counsel has advised, based on its understanding of current PRC laws, regulations and rules, that the M&A Regulations are not applicable to the consummation of the acquisition by the Pingtan Fishing share purchase agreement and the reorganization plan carried out by Pingtan Fishing because Merchant Supreme’s founder and controlling shareholder, Mr. Xinrong Zhuo, is not a mainland PRC natural person. However, the relevant PRC government authorities, including MOFCOM and the CSRC, may reach a different conclusion. If it is decided that the prior approval from MOFCOM or the CSRC is required, we may face sanctions by MOFCOM, the CSRC or other PRC regulatory agencies. Consequently, it is possible that MOFCOM, the CSRC or other PRC regulatory agencies may impose fines and penalties on our operations in the PRC, limit such operations, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects.

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

Our founder and controlling shareholder, Mr. Xinrong Zhuo, obtained his Hong Kong identity card in 2005 and surrendered his PRC identity card subsequently thereto. SAFE Circular No. 75 provides that individuals without PRC identities that habitually reside in mainland China for the sake of economic interest should be considered PRC residents, who are required to register their direct or indirect investments in offshore SPVs with the local branch of SAFE. SAFE Circular No. 75 further provides that individuals who have their permanent domicile in mainland China and have been permanently residing in mainland China after temporary departure should be considered PRC residents, no matter whether they have a PRC identity or not. Although he leaves the PRC from time to time and maintains his Hong Kong identity card, Mr. Xinrong Zhuo has been residing in mainland China for most of the time since the SAFE Circular No. 75 became effective. Accordingly, it is possible that PRC authorities may consider Mr. Zhuo to be PRC resident. As of the date of this10-K/A submission, Mr. Zhuo has not made registrations or filings according to SAFE Circular No. 75. Due to uncertainty over how SAFE Circular No. 75 will be interpreted and implemented, we cannot predict how SAFE Circular No. 75 will affect our business operations or future strategies following the business combination. If SAFE Circular No. 75 is determined to apply to us or any of our PRC resident shareholders, none of whom to our knowledge has made registrations or filings according to SAFE Circular No. 75, a failure by any such shareholders or beneficial owners to comply with SAFE Circular No. 75 may subject the relevant shareholders or beneficial owners to penalties under PRC foreign exchange administrative regulations, and may subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure and capital inflow from the offshore entity, which would have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, we may not be informed of the identities of our beneficial owners and our Chinese resident beneficial owners, if any, may not comply with SAFE Circular No. 75. The failure or inability of our beneficial owners who are PRC citizens, residents or entities to make or amend any required registrations may subject these PRC residents or our PRC subsidiary to fines and legal sanctions, and may also limit our ability to contribute additional capital into our PRC subsidiary and limit our PRC subsidiary’s ability to make distributions or pay dividends to us, as a result of which our business operations and our ability to distribute profits to its shareholders may be materially and adversely affected.

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

We will receive the proceeds from the exercise of our warrants, but not from the sale of the underlying ordinary shares. We also will not receive the proceeds from any resales by the selling security holders of any ordinary shares or warrants. Our management will have broad discretion to use the proceeds that we receive from the exercise of the warrants, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply these proceeds in ways that increase the value our ordinary shares. We intend to use these proceeds primarily for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters, repayment of indebtedness, and capital expenditures. We may also use a portion of these proceeds to acquire or invest in complementary products or businesses. Pending the foregoing uses, we intend to invest the proceeds that we receive from the exercise of our warrants in short-term, investment-grade, interest-bearing securities, and these investments may not yield a favorable rate of return. If we do not invest or apply the proceeds that we receive from the exercise of our warrants in ways that enhance shareholder value, we may fail to achieve expected financial results, which could cause the price of our ordinary shares to decline. You will not have the opportunity to influence our decisions on how we use the proceeds that we receive from the exercise of the warrants.

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

	Year Ended December 31,
	2013 (As restated)		2012 (As restated)		2011
	US$	% of Revenue	US$	% of Revenue	US$	% of Revenue
	( in thousands, except for percentages, per share and operating data)
Consolidated Statement of Income Data:

Revenue
Ribbon fish	$47,169	38.5%	$29,163	43.2%	$12,800	50.0%
Indian white shrimp	20,859	17.0%	9,659	14.3%	9	-
Croaker fish	15,242	12.4%	8,306	12.3%	3,014	11.8%
Pomfret	10,022	8.2%	2,283	3.4%	417	1.6%
Red fish	3,575	2.9%	726	1.1%	-	-
Threadfin	3,379	2.8%	596	0.9%	-	-
Others	22,422	18.2%	16,728	24.8%	7,976	31.2%
Rental	-	-	-	-	1,385	5.4%
Total Revenue	122,668	100.0%	67,461	100.0%	25,601	100.0%

Cost of Revenue
Fuel cost	46,562	38.0%	28,113	41.7%	8,564	33.4%
Freight	9,055	7.4%	4,893	7.2%	2,017	7.9%
Labor cost	6,694	5.4%	3,072	4.6%	1,008	3.9%
Maintenance fee	3,761	3.0%	2,675	4.0%	1,604	6.3%
Spare parts	3,759	3.0%	1,189	1.8%	770	3.0%
Depreciation	2,653	2.2%	135	0.1%	438	0.5%
License fee	1,565	1.3%	1,059	1.6%	122	0.3%
Service fee	934	0.8%	434	0.6%	78	1.7%
Total cost of Revenue	74,983	61.10%	41,570	61.6%	14,601	57.0%

Gross profit	47,685	38.9%	25,891	38.4%	11,000	43.0%

Selling expenses	(1,618)	(1.3)%	(648)	(1.0)%	(384)	(1.5)%
Admin expenses	(3,192)	(2.6)%	(463)	(0.7)%	(251)	(1.0)%
Operating income from continuing operations	42,875	35.0%	24,780	36.7%	10,365	40.5%

Income from continuing operations before income taxes	47,136	38.4%	24,280	36.0%	10,440	40.8%
Income tax	-	-	-	-	-	-
Net income from continuing operations	47,136	38.4%	24,280	36.0%	10,440	40.8%

Net income from discontinued operations, net of taxes	51,910		84,494		90,258

Consolidated net income	$99,046		$108,775		$100,698

Basic and diluted earnings per share
—From continuing operations	$0.60		$0.32		$0.14
—From discontinued operations	0.66		1.09		1.17
—Net income	$1.26		$1.41		$1.31

Other Consolidated Financial Data:
Gross profit margin	38.9%		38.4%		43.0%
Operating profit margin	35.0%		36.7%		40.5%
Net profit margin	38.4%		36.0%		40.8%

Consolidated Operating Data:
Sales volume (kg)
Ribbon fish	19,249,641		15,229,701		9,522,550
Indian white shrimp	3,041,471		1,275,801		1,400
Croaker fish	6,817,575		4,740,661		1,958,600
Pomfret	4,249,796		1,318,409		286,000
Red fish	795,835		221,250		-
Threadfin	1,025,272		205,560		-
Others	7,991,721		6,223,249		3,330,871
Average selling price ($ per kg)
Ribbon fish	2.45		1.91		1.34
Indian white shrimp	6.86		7.57		6.43
Croaker fish	2.24		1.75		1.54
Pomfret	2.36		1.73		1.46
Red fish	4.49		3.28		-
Threadfin	3.30		2.90		-
Others	2.81		2.69		2.39

Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,157		$6,861		$1,795
Accounts receivable	9,133		11,478		5,455
Inventories	9,096		194		2,572
Property, plant and equipment	101,971		37,748		6,368
Total assets	$170,131		$481,027		$358,683
Secured short-term bank loans and current portion of long-term bank loans	$29,337		$33,264		$21,691
Total liabilities and commitments	105,290		83,711		124,309
Total shareholders’ equity	64,841		397,316		234,374
Total liabilities and shareholders’ equity	$170,131		$481,027		$358,683

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

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K/A including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K/A, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

In September 2013, we further increased our fleet to 106 vessels with the acquisition of 20 newly-built fishing trawlers, which were initially ordered in September 2012. These vessels have an expected run-in period of 3 - 6 months, during which each is placed into the sea for testing prior to full operation. These vessels are fully licensed to fish in Indian and Indonesian waters. At full operation, each vessel is capable of harvesting 900 to 1,000 tons of fish. We expect that the expansions of our fleet will greatly increase our fish harvest volume and revenue.

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

On December 4, 2013, in connection with the sale of CDGC to Hong Long, we acquired 25-year operating license rights in connection with the lease of 20 fishing vessels for the appraised fair market value of approximately $216.1 million, whereby we are entitled to 100% of the operations and net profits (losses) from the vessels for the term of the lease. The 20 vessels were leased from Hong Long, a related party under common control. Accordingly, the transaction between us and Hong Long was accounted as a common control transaction pursuant to ASC 805-50 and it related subsections. Pursuant to ASC 805-50, we recorded the value of $26,435,403 as the cost of the vessels which was the net historical carrying amount recorded in Hong Long's books at the date of sale of CDGC to Hong Long. Pursuant to our analysis of ASB 840-10-25, we determined that the lease term is over 75% of the estimated economic life of the vessels and the present value at the beginning of the lease term of the minimum lease payments equals or exceeds 90 percent of the excess of the fair value of the leased property from Hong Long at lease inception. Additionally pursuant to ASB 840-10-25-26, leases between related parties shall be classified in accordance with the lease classification criteria of ASB 840-25. Accordingly, we treated the lease for the 20 vessels as a capital lease and recorded $26,435,403 in property and equipment which will be depreciated over the lease term.

As of December 31, 2013, we owned 104 trawlers and 2 drifter vessels and have a leased operating license rights to 20 drifter vessels (see details above). Our fleet has an average useful life of approximately 17 years. These vessels are fully licensed to fish in Indonesian or Indian waters. 114 of these vessels are operating in Arafura Sea in Indonesia, and the remaining 12 vessels are operating in the Bay of Bengal in India.

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

Discontinued operations

In December 2013, we completed the sale of the China Dredging Group (“CDGC”) business, which has been reported as discontinued operations for 2013 and 2012, to Hong Long, a related party owned by the wife of our Chairman and CEO, Mr. Xinrong Zhuo. The consideration received for the sale of CDGC consisted of (i) the offset of our current $155.2 million 4% promissory note due to Hong Long; (ii) the assignment of the 25-year exclusive operating license rights for 20 new fishing vessels to us, with a fair market value of $216.1 million, and (iii) the offset of PME’s current accounts payable due to CDGC with amount $172.5 million. In connection with these 20 fishing vessels, Hong Long received subsidies from China’s central government budget in 2012, and a recent notification from the Government prohibits the sale or transfer of ownership for a period of 10 years for fishing vessels that have received such subsidies. At the end of the 25-year exclusive operating lease period, which is the estimated operating life of the vessels, the vessels will be returned to Hong Long, since the ownership of such vessels never transferred to the Company.

The Board, excluding Mr. Zhuo and our Senior Officer, Mr. Bin Lin, retained our independent financial advisor to provide a fairness opinion on the transaction proposed by Mr. Zhuo. Subsequent to the receipt of the fairness opinion from our independent financial advisor on October 28, 2013, the Board would evaluate potential alternative proposals received during a 30 day period. After receiving no alternative proposals, on December 3, 2013, the Board, excluding Mr. Zhuo and Mr. Lin approved moving forward with the transaction and executed and closed the Share Purchase Agreement. The total consideration of the transaction is approximately $543.8 million with a gain on sale of $117.5 million which was recorded as an adjustment to our equity as it was sold to a related party under common control.

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

☐

Fishing Licenses: Each of our fishing vessels requires an approval from the Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are valid for a period of three to twelve months, and are awarded to us at no cost. We apply for the renewal of the approval prior to expiration to avoid interruptions of our fishing vessels’ operations. Each of our fishing vessels operating in Indonesian waters requires a fishing license granted by the authority in Indonesia. Indonesian fishing licenses remain effective for a period of twelve months and we apply for renewal upon expiration. We record cost of Indonesian fishing licenses in prepaid expenses and amortize the cost over the effective period of the licenses. We operate 20 of our fishing vessels under 25-year exclusive operating license rights from our affiliate Hong Long, and the fishing licenses for such vessels are held in the name of Hong Long and are therefore renewed by Hong Long. If Hong Long for any reason fails to renew such licenses, it may have a negative impact on our business.

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

Gross Profit

Our gross profit is affected primarily by changes in production cost. Fuel, freight and labor costs together account for about 83% of cost of sales for the year ended December 31, 2013. The fluctuation of fuel price, freight price and exchange rates may significantly affect the Company’s cost level and gross profit.

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

Other Comprehensive Income

Our comprehensive income consists of net income and foreign currency translation adjustments. We translate our assets and liabilities of foreign operations at the rate of exchange in effect on the balance sheet date. We translate income and expenses at the average rate of exchange prevailing during the period. The year-end rate as of December 31, 2013 for RMB into one U.S. dollar was 6.0537. Average rates for the years ended December 31, 2013, 2012 and 2011 were 6.1412, 6.3116 and 6.4640, respectively. The related translation adjustments are reflected in “Accumulated other comprehensive income” in the equity section of our consolidated balance sheets. Foreign currency gains and losses resulting from transactions are included in earnings. As of December 31, 2013 and 2012, the accumulated foreign currency translation gain was approximately $4.5 million and $22.2 million, respectively.

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

Cost of Sales and Gross Margin

The following tables set forth our cost of sales and gross profit, both in amounts and as a percentage of revenue for the years ended December 31, 2013 and 2012:

(Amounts in thousands, except for percentage)

	For the Years Ended December 31				Percentage
	2013 (As restated)		2012 (As restated)		Change
		% of		% of
	US$	Revenue	US$	Revenue	%
Revenue	$122,668	100.0%	$67,461	100.0%	81.8%
Cost of sales	74,983	61.1%	41,570	61.6%	80.4%
Gross profit	$47,685	38.9%	$25,891	38.4%	85.0%

	For the Years Ended December 31,
	2013 (As restated)			2012 (As restated)
	US$	% of COS	% of Revenue	US$	% of COS	% of Revenue

Fuel cost	$46,562	62.1%	38.0%	$28,113	67.6%	41.7%
Freight	9,055	12.1%	7.4%	4,893	11.8%	7.2%
Labor cost	6,694	8.9%	5.4%	3,072	7.4%	4.6%
Maintenance fee	3,761	5.0%	3.0%	2,675	6.4%	4.0%
Spare parts	3,759	5.0%	3.0%	1,189	2.9%	1.8%
Depreciation	2,653	3.6%	2.2%	135	0.4%	0.1%
License fee	1,565	2.1%	1.3%	1,059	2.5%	1.6%
Service fee	934	1.2%	0.8%	434	1.0%	0.6%
Total cost of sales	$74,983	100.0%	61.1%	$41,570	100.0%	61.6%

Cost of sales for the year ended December 31, 2013 was $75.0 million, representing an increase of 80.4% as compared to $41.6 million in the same period of 2012. The increase was principally due to increase in fuel cost for our fishing vessels as a result of the fleet expansion. Freight, labor cost and maintenance fee also increased which was in line with the increase in revenue.

Gross margin increased slightly to 38.9% in the year ended December 31, 2013 from 38.4% in the same period of 2012, primarily due to increase in unit selling price and change in products mix. Gross profit for the year ended December 31, 2013 was $47.7 million, representing an increase of 84.2% as compared to $25.9 million in the same period of 2012 as a result of business expansion.

Selling, General and Administrative Expenses

The following table sets forth selling, general and administrative (SG&A) expenses, and income from operations both in amounts and as a percentage of revenue for the years ended December 31, 2013 and 2012:

(Amounts in thousands, except for percentage)

	For the Years Ended December 31,				Percentage
	2013 (As restated)		2012 (As restated)		Change
		% of		% of
	US$	Revenue	US$	Revenue	%
Gross profit	$47,685	38.9%	$25,891	38.4%	85.0%
Operating Expenses:
Selling expenses	(1,618)	(1.3)%	(648)	(1.0)%	149.8%
General & administrative expenses
Legal and professional fees	(1,541)	(1.3)%	(364)	(0.5)%	323.4%
Salaries and staff welfare	(637)	(0.5)%	(179)	(0.3)%	255.4%
Service fee	(231)	(0.2)%	-	-	-
Others	(783)	(0.6)%	80	0.1%	(1079.6)%
Total G&A expenses	(3,192)	(2.6)%	(463)	(0.7)%	588.6%
Total SG&A expenses	(4,810)	(3.9)%	(1,111)	(1.7)%	332.8%
Income from operations	$42,875	35.0%	$24,780	36.7%	74.0%

Total SG&A expenses increased by 332.8% to $4.8 million in the year ended December 31, 2013 from $1.1 million in the same period of 2012. The increase in SG&A expenses was primarily attributable to higher selling expenses including storage and transportation fees, and salaries and staff welfare as a result of our expanded scale of operations, as well as higher administrative costs associated with the company being a publicly listed company. As a percentage of revenue, SG&A expenses were 3.9% in the year ended December 31, 2013, compared to 1.7% in the same period of 2012.

Other Income and Expenses

Net other income in the year ended December 31, 2013 was $4.3 million, as compared to net other expenses of $0.5 million in the same period of 2012. Included in other income and expenses, there was government subsidy of $7.3 million and $2.4 million in the years ended December 31, 2013 and 2012, respectively. Excluding the impact of subsidy income, net other expenses increased by $0.2 million, mainly due to an increase in interest expenses of $425,000 offset by an increase on foreign exchange gain of $150,000.

Income Tax

We are exempted from income tax derived from our ocean fishing operations.

Net Income from continuing operations

Net income from continuing operations for the year ended December 31, 2013 was $47.1 million, or 38.4% of revenue, compared to $24.3 million, or 36.0% of revenue, in the same period of 2012.

(Amounts in thousands, except for percentage)

For the Years Ended December 31,
2013 (As restated)			2012 (As restated)
Revenue	Net income	Net margin	Revenue	Net income	Net margin

$122,668	$47,136	38.4%	$67,461	$24,280	36.0%

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

Cost of Sales and Gross Margin

The following tables set forth our cost of sales and gross profit, both in amounts and as a percentage of revenue for the years ended December 31, 2012 and 2011:

(Amounts in thousands, except for percentage)

	For the Years Ended December 31,				Percentage
	2012 (As restated)		2011		Change
		% of		% of
	US$	Revenue	US$	Revenue	%
Revenue	$67,461	100.0%	$25,601	100.0%	163.5%
Cost of sales	41,570	61.6%	14,601	57.0%	184.7%
Gross profit	$25,891	38.4%	$11,000	43.0%	135.4%

	For the Years Ended December 31,
	2012 (As restated)			2011
	US$	% of COS	% of Revenue	US$	% of COS	% of Revenue

Fuel cost	$28,113	67.6%	41.7%	$8,564	58.7%	33.4%
Freight	4,893	11.8%	7.2%	2,017	13.8%	7.9%
Labor cost	3,072	7.4%	4.6%	1,008	6.9%	3.9%
Maintenance fee	2,675	6.4%	4.0%	1,604	11.0%	6.3%
Spare parts	1,189	2.9%	1.8%	770	5.3%	3.0%
License fee	1,059	2.5%	1.6%	122	0.8%	0.5%
Depreciation	135	0.4%	0.1%	438	3.0%	1.7%
Service fee	434	1.0%	0.6%	78	0.5%	0.3%
Total cost of sales	$41,570	100.0%	61.6%	$14,601	100.0%	57.0%

Cost of sales for the year ended December 31, 2012 was $41.6 million, representing an increase of 184.7% as compared to $14.6 million in the same period of 2011. The increase was principally due to increase in fuel cost for our fishing vessels as a result of the fleet expansion. Freight, labor cost and maintenance fee also increased which was in line with the increase in revenue.

Gross profit for the year ended December 31, 2012 was $25.9 million, representing an increase of 135.4% as compared to $11.0 million in the same period of 2011 as a result of business expansion. Gross margin decreased to 38.4% in the year ended December 31, 2012 from 43.0% in the same period of 2011, primarily due to the following reasons:

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

Selling, General and Administrative Expenses

The following table sets forth selling, general and administrative (SG&A) expenses, and income from operations both in amounts and as a percentage of revenue for the years ended December 31, 2012 and 2011:

(Amounts in thousands, except for percentage)

	For the Years Ended December 31,				Percentage
	2012 (As restated)		2011		Change
		% of		% of
	US$	Revenue	US$	Revenue	%
Gross profit	$25,891	38.4%	$11,000	43.0%	135.4%
Operating Expenses:
Selling expenses	(648)	(1.0)%	(384)	(1.5)%	68.9%
General & administrative expenses
Legal and professional fees	(364)	(0.5)%	(6)	-	5966.7%
Salaries and staff welfare	(179)	(0.3)%	(23)	(0.1)%	696.2%
Others	80	0.1%	(222)	(0.9)%	(135.8)%
Total G&A expenses	(463)	(0.7)%	(251)	(1.0)%	84.4%
Total SG&A expenses	(1,111)	(1.7)%	(635)	(2.5)%	75.1%
Income from operations	$24,780	36.7%	$10,365	(40.5)%	139.1%

Total SG&A expenses increased by 75.1% to $1.1 million in the year ended December 31, 2012 from $0.6 million in the same period of 2011. The increase in SG&A expenses was primarily attributable to professional fees incurred for business combination and public listing, as well as our expanded scale of operations. As a percentage of revenue, SG&A expenses were 1.7% in the year ended December 31, 2012, compared to 2.5% in the same period of 2011.

Other Income and Expenses

Net other expenses in the year ended December 31, 2012 was $0.5 million, as compared to net other income of $0.1 million in the same period of 2011. Included in other income and expenses, there was government subsidy of $2.4 million and $0.8 million in the years ended December 31, 2012 and 2011, respectively. Excluding the impact of subsidy income, net other expenses increased by $2.1 million, mainly due to increase in interest expenses of $2.1 million.

Income Tax

We are exempted from income tax derived from our ocean fishing operations.

Net Income from continuing operations

Net income from continuing operations for the year ended December 31, 2012 was $24.3 million, or 35.1% of revenue, compared to $10.4 million, or 40.8% of revenue, in the same period of 2011.

(Amounts in thousands, except for percentage)

For the Years Ended December 31,
2012 (As restated)			2011
Revenue	Net income	Net margin	Revenue	Net income	Net margin

$67,461	$24,280	36.0%	$25,601	$10,440	40.8%

Foreign Currency Translation Gain

During the year ended December 31, 2012, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $4.1 million.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we had total cash of $8.2 million, an increase of $1.3 million from cash of continuing operations at December 31, 2012.  Approximately $7.9 million is held in our Chinese subsidiary and VIEs.  The company has no plans to repatriate these funds. Our current assets totaled $30.0 million as of December 31, 2013 while our current liabilities totaled $49.9 million. We have financed our activities to date primarily through cash generated from operating activities and loans from the banks and related parties, private placements of our securities.

Working capital deficit

In spite of net working capital deficit of $20.0 million as of December 31, 2013, we believe that our operating cash flows and available capital will be sufficient to maintain our operations for at least the next 12 months.

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

As of December 31, 2013, we had approximately $8.2 million in cash, an increase of $1.3 million from $6.9 million of cash from continuing operation at December 31, 2012. The following table summarizes our cash flows for each of the periods indicated:

(Amounts in thousands) clarify the portions from continuing operations in each of the titles of the following lines

	For the Years Ended
	December 31,
	2013 (As restated)	2012 (As restated)
Net cash provided by operating activities	$52,267	$45,249
Net cash used in investing activities	(336,513)	(77,351)
Net cash provided by financing activities	31,148	37,151
Net cash provided by discontinued operations	86,299	50,943
Effect of exchange rate on cash and cash equivalents	3,033	1,727
Cash and cash equivalents at beginning of year (1)	171,923	114,204
Cash and cash equivalents at end of year (2)	$8,157	$171,923

(1)	Includes cash and cash equivalents of discontinued operations of $165.1 million and $112.4 million at the beginning of the year in 2013 and 2012, respectively.

(2)	Includes cash and cash equivalents of discontinued operations of $nil and $165.1 million as of December 31, 2013 and 2012, respectively.

Operating activities

For the year ended December 31, 2013, cash provided by operating activities totaled $52.3 million compared to $45.2 million in the same period of 2012. This was primarily attributable to i) $47.13 million of earnings in 2013; ii) a $16.0 million increase in accounts payable due to the expansion of our fleet and growth of operations; and iii) a $12.7 million decrease in receipt in advance from customers as a result of delivery of our products.

Investing activities

For the year ended December 31, 2013, we had a net cash outflow of $336.5 million from investing activities. This was primarily attributable to: i) $257.7 million purchases of property, plant and equipment related to the \acquisition of new fishing vessels as a part of our planned expansion; ii) a decrease in cash of $84.9 million due to the sale of subsidiary; offset by $8.3 million in proceeds from deferred income.

Financing activities

For the year ended December 31, 2013, we had a net cash inflow of $31.1 million from financing activities which was primarily driven by: i) $99.5 million proceeds from term loans, ii) $71.9 million outflow for the repayments of loans and iii) $3.6 million proceeds received in recapitalization.

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

During the period covered by this Annual Report on Form 10-K/A, we have undertaken significant steps to remediate the material weakness described above and to improve our internal control over financial reporting. On April 18, 2013, we appointed Mr. Roy Yu as Chief Financial Officer of the Company. Mr. Yu has over 8 years’ experience in senior management roles in U.S. listed companies and served as Chief Financial Officer or senior financial executive for three companies. Prior to joining the Company, Mr. Yu served as the Chief Financial Officer of Lihua International, Inc. (NASDAQ: LIWA). Mr. Yu attended London Southbank University from 2001 to 2004, where he holds a degree in accounting and finance. In 2005, Mr. Yu was trained in Sarbanes-Oxley Act compliance. On May 6, 2013, the Company appointed Mr. Lam Man Fung as Financial Controller of the Company. Prior to joining the Company, Mr. Lam served as Financial Controller of Shouguang Dili Agri-products Group Company Limited. From 2005 to 2009, Mr. Lam was a senior auditor of Ernst & Young. Management believes Mr. Yu and Mr. Lam will bring to the Company necessary professional knowledge and will lead the Company in taking remediation steps necessary to address the material weakness described above, regarding that none of the Company’s employees had any formal training in U.S. GAAP and SEC rules and regulations. On May 16, 2013, the Company appointed an independent compliance consultant of the Company to review and advise on the Company’s system of internal control over financing reporting pursuant to the Section 404 requirements of the Sarbanes-Oxley. We have taken further steps to improve our internal control over financial reporting. We have engaged a PCAOB registered and inspected public accounting firm in the United States to provide consulting services to us in matters involving U.S. GAAP and SEC rules and regulations. We have also trained our accounting, internal audit and finance staff with these functions, and implemented additional financial and management controls, reporting systems and procedures.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, as restated, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, as restated, of Pingtan Marine Enterprise Ltd and its subsidiaries and our report dated March 7, 2014, except for Note 1, Note 2, Note 3, Note 9, Note 13 and Note 23 as to which the date is November 7, 2014 expressed an unqualified opinion.

/s/ UHY VOCATION HK CPA LIMITED

Certified Public Accountants

Hong Kong, the People’s Republic of China,

March 7, 2014 and November 7, 2014

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following table sets the names, positions and ages of our current executive officers and directors. Our directors serve until the annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name	Age	Position
Xinrong Zhuo	49	Chief Executive Officer and Chairman of the Board
Roy Yu	31	Chief Financial Officer and Secretary
Lin Bao	52	Director
Yeliang Zhou	64	Director
Zengbiao Zhu	64	Director
Xuesong Song	45	Director
Jin Shi	44	Director

Directors

Xinrong Zhuo has served as chairman of our board since the business combination in February 2013. Prior to that he served as the chairman of CDGC’s board and as its chief executive officer from August 2010. Mr. Zhuo has served as director of Fujian Road & Bridge Construction Co., Ltd., an infrastructure construction company, since December 2008, has served as the sole director of Tian Yuan Co., Ltd., a real estate investment company, since September 2007, has served as the chairman and legal representative of Fuzhou Dongxing Longju Real Estate Development Co., Ltd., a real estate development company, since March 2007, has served as the vice general manager of Fujian Huashang Real Estate Development Co., Ltd., a real estate development company, since December 2006, and has served as the supervisor of Fuzhou Haiyiyongyu Import & Export Co., Ltd., a trading company, since June 1995. From November 2005 to December 2008, Mr. Zhuo served as the legal representative and the chairman of Fujian Road & Bridge Construction Co., Ltd. From June 2005 to September 2007, Mr. Zhuo served as vice general manager of Tian Yuan Co. Ltd. From February 2002 to September 2009, Mr. Zhuo served as the legal representative and executive director of Fuzhou Baojie Haiyi Pingtan Fishing Co., Ltd., an aquatic products company. From June 1995 to September 2006, Mr. Zhuo served as the supervisor at Fuzhou Hong Long Ocean Fishing Co., Ltd., a marine fishery. Mr. Zhuo is qualified to serve on the board of directors due to his experience in the real estate development and trading business, as well as his extensive experience in the fishing industry, his legal background and prior executive experience.

Lin Bao has served as a member of the Board since the business combination in February 2013. He has served as the general manager of Fuzhou Hong Long Ocean Fishing Co., Ltd., a marine fishery company since February 2013. From April 1989 to January 1997, he served as the general manager of Fuzhou Tang Cheng Plaza, a hotel affiliated to China Railway Construction Corporation Limited. Mr. Bao is the vice chairman of China Fisheries Association since 2012. Mr. Bao received his Associate degree in Accounting from Beijing Society Correspondence University in 1989. He obtained the Certificate of Highway Engineer in 2006. Mr. Bao’s background in the fishing industry, as well as his executive experience, led the Board to conclude that he should be nominated to serve another term as a director.

Yeliang Zhou has served as an independent director on our board since the business combination in February 2013. Prior to that he served as a director of CDGC from April 2011. Mr. Zhou has served as an advisor to the PBOC and as the deputy director of Zhejiang Province People’s Political Consultative Conference, economic committee, since January 2009, and has served as the president of Zhejiang Province Venture Capital and Private Equity Association since May 2010. Mr. Zhou has served as a supervisor of Industrial Bank, a commercial bank listed in the Shanghai stock exchange in China, since November 2010, and has served as an independent director of Union Trust Limited in China, since November 2009. From 2004 to September 2009, he served as the president of the PBOC, Zhejiang sub-branch and the director of SAFE Zhejiang sub-branch, and from 1993 to 2004, he first served as the vice-president and then president of PBOC Fujian sub-branch and the director of SAFE Fujian sub-branch. Mr. Zhou received his bachelor’s degree in Finance from Xiamen University in 1974 Mr. Zhuo is qualified to serve on the board of directors due to his experience in the financial industry, as well as his prior board experience.

Zengbiao Zhu has served as an independent director on our board since the business combination in February 2013. Prior to that he served as a director of CDGC from April 2011. Mr. Zhu has been a member of the National People’s Congress, or NPC, Standing Committee of Fujian Province and a member of the NPC Financial and Economic Committee of Fujian Province since January 2008. From 2004 to December 2009 he served as the director of the China Insurance Regulatory Commission Fujian Bureau, from 2000 to 2004 he first served as the deputy director and then the director of the China Insurance Regulatory Commission Fujian Bureau Fuzhou Office, and from 1995 to 2000 he served as the president of PBOC Fuzhou sub-branch. Mr. Zhu received his bachelor’s degree in Finance from Xiamen University in 1974. Mr. Zhu is qualified to serve on the board of directors due to his extensive political and regulatory background and contacts in the Fujian region.

Xuesong Song has served as an independent director on our board since the business combination in February 2013. Prior to that he served as CGEI’s chairman of the board of directors and chief financial officer since CGEI’s inception. Currently, Mr. Song serves as Executive Chairman of You on Demand Holdings, Inc. (NASDAQ: YOD) and as a member of its board of directors. Mr. Song also serves as the chairman of the board of directors and chief executive officer of C Media Limited. From May 2006 through January 2009, Mr. Song served as the chairman of China Growth North Acquisition Corporation, a special purpose acquisition company, which acquired UIB Group Limited in January 2009, the second largest insurance brokerage firm in China. Following the acquisition, Mr. Song served as a director of UIB Group Limited from January 2009 through May 2010. From May 2006 through January 2009, Mr. Song also served as the executive vice president of business development and a director of the board of ChinaGrowth South Acquisition Corporation, a special purpose acquisition company, which acquired Olympia Media Holdings Ltd. in January 2009, the largest privately owned newspaper aggregator and operator in China. Mr. Song has been a principal of Chum Capital Group Limited since August 2001, a merchant banking firm that invests in growth Chinese companies and advises them in financings, mergers & acquisitions and restructurings, which successfully acted as the sole advisor of Origin Agritech Ltd. (NASDAQ: SEED) and Hollysys Automation Technologies, Ltd (NASDAQ: HOLI) in their respective mergers with Chardan China Acquisition Corporation and Chardan North China Acquisition Corporation, respectively, and chief executive officer of Beijing Chum Investment Co., Ltd. since December 2001. Mr. Song was the chairman and chief executive officer of Shanghai Jinqiaotong Enterprise Developments Corporation Ltd. from April 2005 to May 2010, a direct investment company that owned approximately 18.4% of equity interest in Hollysys Automation Technologies, Ltd. before its merger with Chardan North China Acquisition Corporation. Mr. Song has been a director of Mobile Vision Communication Ltd. since July 2004. Between February 2001 and December 2001, Mr. Song was the vice president of ZZNode Holdings Ltd. Prior to joining ZZNode, Mr. Song held various positions from president assistant, vice president to deputy executive president at China Resources Investment & Management Co., Ltd. from October 1997 to December 2000. From January 1994 to July 1995, Mr. Song assumed positions from deputy representative of Beijing Office to representative of Hainan Office at Wins Group Holdings Ltd. Between July 1989 and January 1994, Mr. Song was an engineer with Tianjin Office, General Administration of Civil Aviation of China. Mr. Song received a Masters of Business Administration degree from Oklahoma City/Tianjin Program and an Associates degree in electrical engineering from Civil Aviation University of China. Mr. Song is well-qualified to serve as a member of the board of directors due to his prior service as an executive and director of special purpose acquisition companies focused on China, as well as his contacts.

Jin Shi has served as an independent director on our board since the business combination in February 2013. Prior to that he served as CGEI’s Chief Executive Officer from March 2011, and Mr. Shi served as a director since CGEI’s inception. Mr. Shi served as vice-chairman of CGEI’s Board of Directors from its inception until March 2011. Currently, Mr. Shi serves on the board of director of You on Demand Holdings, Inc. (NASDAQ: YOD). From May 2006 through January 2009, Mr. Shi served as the chief executive officer and a director of the board of ChinaGrowth North Acquisition Corporation, which acquired UIB Group Limited in January 2009, the second largest insurance brokerage firm in China. From May 2006 through January 2009, Mr. Shi also served as the chief financial officer and a director of the board of ChinaGrowth South Acquisition Corporation, which acquired Olympia Media Holdings Ltd. in January 2009, the largest privately owned newspaper aggregator and operator in China. Mr. Shi has been a principal of Chum Capital Group Limited since February 2007, a merchant banking firm that invests in growth Chinese companies and advises them in financings, mergers & acquisitions and restructurings, which successfully acted as the sole advisor of Origin Agritech Ltd. (NASDAQ: SEED) and Hollysys Automation Technologies, Ltd. (NASDAQ: HOLI) in their respective mergers with Chardan China Acquisition Corporation and Chardan North China Acquisition Corporation, respectively, and a principal of Global Vestor Capital Partners LLC since November 2005. Mr. Shi has also been the chairman of Shanghai RayChem Industries Co., Ltd., a research & development based active pharmaceutical ingredient producer, since he founded the company in January 2005. Since September 2004, Mr. Shi has been the chief executive officer of Yihua Investment Co. Ltd., a direct investment company and the parent holding company of Shanghai RayChem Industries Co. Ltd. in China. Mr. Shi is also the president of PharmaSource Inc., a company he founded in 1997. Between June 1995 and October 1997, Mr. Shi was vice president of Sales and Marketing of Darsheng Trade & Technology Development Co., Ltd., the U.S. subsidiary of Tianjin Pharmaceuticals Corporation. From August 1992 through May 1995, Mr. Shi was with Tianjin Pharmaceuticals Corporation in China. Mr. Shi received a Bachelor of Science degree in Chemical Engineering from Tianjin University. Mr. Shi is well-qualified to serve as a member of the board of directors due to his prior service as an executive and director of special purpose acquisition companies focused on China, as well as his contacts.

Executive Officers

Roy Yu has served as our chief financial officer since April 2013. Prior to joining the Company, Mr. Yu served as the Chief Financial Officer of Lihua International, Inc. (NASDAQ: LIWA) from October 2008 until November 2012. He also served as a member of the board of directors of Lihua International Inc. from June 24, 2008 until his resignation on December 8, 2008. Between June 2006 and April 2008, Mr. Yu was the Executive Vice President at Fushi Copperweld, Inc. (NASDAQ: FSIN), where his responsibilities included corporate governance and finance. From May 2005 until June 2006, Mr. Yu was the Chief Financial Officer of Songzai International Holding Group, Inc. (OTCBB: SGZH). From October 2004 until May 2005, Mr. Yu was the Vice President at Yinhai Technology and Development Co. Mr. Yu attended London Southbank University from 2001 to 2004, where he holds a degree in accounting and finance.

Board Leadership Structure and Corporate Governance

In accordance with our Amended and Restated Memorandum and Articles of Association, our Board elects our officers, including Chief Executive Officer, Chief Financial Officer and such other officers as our Board may appoint from time to time. In addition, our Board may appoint a Chairman of the Board. Mr. Zhuo has served as our Chairman and Chief Executive Officer since the consummation of our February 2013 business combination, overseeing our day-to-day operations while also leading our Board. The Board believes that the current model is effective for our continued growth in that the combined position of Chief Executive Officer and Chairman maximizes strategic advantages and Mr. Zhuo’s industry expertise. Mr. Zhuo, given his extensive knowledge of China’s fishing industry, coupled with the fact that he has overseen our operations since inception, is the director most familiar with our business and industry, and is best positioned to set and execute strategic priorities. Mr. Zhuo provides a strong link between management and the Board, which promotes clear communication and enhances strategic planning and implementation of corporate strategies. Mr. Zhuo’s leadership, driven by his deep business and industry expertise, enhances the Board’s exercise of its responsibilities. In addition, this model provides enhanced efficiency and effective decision-making and clear accountability.

The Chairman may preside at meetings of our Board. In his absence, any other director or any member of any committee designated by the Board may chair a meeting of the Board or such committee. A director is not required to hold any shares in us by way of qualification. A director may vote with respect to any contract, proposed contract or arrangement in which he is materially interested, provided that the nature of his interest is disclosed by him at or prior to its consideration and any vote by our Board thereon. The directors may exercise all the powers of the company to borrow money and to mortgage or charge its undertaking, property and uncalled capital and to issue debentures, debenture stock, mortgages, bonds and other such securities whether outright or as security for any debt, liability or obligation of the company or of any third party.

The Company’s corporate governance serves to ensure that members of the Board are independent from management and that the Board adequately performs its function to ensure that the interests of the Board and management are in alignment with the interests of the shareholders. The Board has adopted Corporate Governance Guidelines to promote effective governance of the Company. The Corporate Governance Guidelines are available on our website at www.ptmarine.com under “Investors — Governance DOCS.”

On an annual basis, each director and executive officer is required to complete a Director and Officer Questionnaire. Within this questionnaire are requirements for disclosure of any transactions with the Company in which the director or executive officer, or any member of his or her immediate family, have a direct or indirect material conflict of interest.

Board’s Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, regulatory risks, and others. Management is responsible for the day-to-day management of risks that the company faces, while our Board, as a whole and through its committees, has responsibility for the oversight of risk management, and is tasked with assuring that the long-term interests of our shareholders are being served. In its risk oversight role, our Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

Our Board believes that establishing the right “tone at the top,” and full and open communication between management and our Board, are essential for effective risk management and oversight. Our Chairman meets regularly with other senior officers to discuss strategy and the risks we face. Senior management is available to address any questions or concerns raised by our Board on risk management-related and any other matters. Our Chairman holds strategic planning sessions with senior management to discuss strategies, key challenges, and risks and opportunities for us.

While our Board is ultimately responsible for risk oversight at our company, our Board committees assist our Board in fulfilling its oversight responsibilities in certain areas of risk as further set forth below. Our Board committees report to our Board on significant risks and other matters.

Executive Sessions

The independent members of our Board meet in executive session (without the participation of executive officers or other non-independent directors) at least once a year, after a regularly scheduled Board meeting, and at any other time requested by any independent director. The secretary of the Board is responsible for calling and the independent director who has the most seniority presides over the executive sessions.

Committees and Meeting Attendance

Our Board held 8 meetings and acted 8 times by unanimous written consent in connection with matters related to the fiscal year ended December 31, 2013. Our Board has an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Audit Committee held 3 meetings during the fiscal year ended December 31, 2013. The Compensation Committee and the Nominating and Governance Committee each held 1 meeting during the fiscal year ended December 31, 2013.

During 2013, each member of the Board attended or participated in 90% or more of the aggregate of (i) the total number of meetings of the Board (held during the period for which such person has been a director) and (ii) the total number of meetings held by all committees of the Board on which such person served (during the periods that such person served). Our Amended and Restated Memorandum and Articles of Association provide that the Chairman of our Board shall preside at all meetings of our shareholders. Each director is expected to make reasonable efforts to attend Board meetings, meetings of committees of which such director is a member and the Annual Meetings of Shareholders. All of our then sitting directors participated in the 2013 Annual Meetings of Shareholders (4 in person and 2 by teleconference phone).

Committee Composition

The following table sets forth the current membership of our Audit Committee, Compensation Committee and Nominating and Governance Committee. Each committee conducts its business pursuant to a written charter approved by our Board, copies of which are available on our website at www.ptmarine.com under “Investors — Governance Docs.”

Audit Committee	Compensation Committee	Nominating and Governance Committee

Yeliang Zhou*	Zengbiao Zhu*	Xuesong Song*

Zengbiao Zhu	Xuesong Song	Yeliang Zhou

Xuesong Song	Yeliang Zhou	Zengbiao Zhu

*	Chairman of the committee.

Audit Committee.  Messrs. Zhou, Zhu and Song currently serve on the Audit Committee, which is chaired by Mr. Zhou. Our Audit Committee falls within the definition of “audit committee” under Section 3(a)(58)(A) of the Securities Exchange Act of 1934, or the Exchange Act. In addition to meeting The NASDAQ Stock Market’s tests for director independence, directors serving on our Audit Committee must meet two basic criteria set forth in the rules promulgated by the Commission. First, Audit Committee members are barred from accepting, directly or indirectly, any consulting, advisory or other compensatory fee from us or any affiliate of us, other than in the member’s capacity as a member of our Board and any Board committee. Second, a member of our Audit Committee may not be an affiliated person of us or any subsidiary of us, apart from his or her capacity as a member of our Board and any Board committee. Our Board has determined that each member of our Audit Committee meets these independence requirements, in addition to the independence criteria established by The NASDAQ Stock Market. Our Board has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Our Board has designated Mr. Zhou as an “audit committee financial expert,” as defined in Item 407(d) of Regulation S-K. Our Audit Committee assists our Board in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements, and, in accordance with The NASDAQ Stock Market requirements, discusses policies with respect to risk assessment and risk management. Our Audit Committee’s primary duties and responsibilities include:

•	reviewing and discussing our financial statements and financial reports with management and the independent auditor;

•	reviewing the effectiveness and adequacy of our internal control structure and procedures for financial reporting;

•	reviewing management’s assessment of our disclosure controls and monitoring procedures designed to improve the quality and reliability of the disclosure of our financial results and operations;

•	overseeing the appointment, compensation, evaluation of the qualifications and independence of our independent auditors;

•	overseeing our compliance with legal and regulatory requirements;

•	overseeing the adequacy of our internal controls and procedures to promote compliance with accounting standards and applicable laws and regulations;

•	engaging advisors as necessary; and

•	determining the funding from us that is necessary or appropriate to carry out the audit committee’s duties.

Compensation Committee.  Messrs. Zhu, Zhou and Song currently serve on the Compensation Committee, which is currently chaired by Mr. Zhu. Each member of the Compensation Committee is “independent” as that term is defined in the rules of the Commission and within the meaning of such term as defined under the listing standards of The NASDAQ Stock Market, a “nonemployee director” for purposes of Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. Our Compensation Committee assists our Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. The Compensation Committee’s responsibilities include:

•	reviewing and advising the Board concerning our overall compensation philosophy, policies and plans, including a review of both regional and industry compensation practices and trends;

•	reviewing and approving corporate and personal performance goals and objectives relevant to the compensation of all executive officers, and make recommendations regarding all executive compensation;

•	recommending establishment and terms of incentive compensation plans and equity compensation plans, and administer such plans;

•	making and approving grants of options and other equity awards to all executive officers and directors under our compensation plans;

•	reviewing and making recommendations to the Board regarding compensation-related matters outside the ordinary course, including but not limited to employment contracts, change-in-control provisions, severance arrangements, and material amendments thereto;

•	reviewing and discussing with management the disclosures in our “Compensation Discussion and Analysis” and any other disclosures regarding executive compensation to be included in the our public filings or shareholder reports; and

•	reviewing and discussing with management the risks associated with our compensation policies.

For more information regarding our compensation programs and processes, see the discussion below under the heading “Compensation Discussion and Analysis.”

Nominating and Governance Committee.  Messrs. Song, Zhou and Zhu currently serve on the Nominating and Governance Committee, which is chaired by Mr. Song. Each member of the Nominating and Governance Committee is “independent” as that term is defined in the rules of the Commission and within the meaning of such term as defined under the listing standards of The NASDAQ Stock Market.

Our Nominating and Governance Committee makes recommendations to our Board regarding the nomination of candidates to stand for election as members of our Board, evaluates our Board’s performance, and provides oversight of corporate governance and ethical standards. Our Nominating and Governance Committee has the responsibility to develop and review on an ongoing basis the adequacy of, the corporate governance principles applicable to us. Our Nominating and Governance Committee assists our Board in fulfilling its oversight responsibilities with respect to the management of risks associated with Board organization, membership and structure, succession planning for our directors and executive officers, and corporate governance. For more information regarding our director nomination processes, see the discussion below under the heading “Director Nominations.”

Compensation Committee Interlocks and Insider Participation

Messrs. Song, Zhou and Zhu currently serve on the Compensation Committee, which is currently chaired by Mr. Zhu. No member of the Compensation Committee is one of our executive officers, and no member of the Compensation Committee had any relationships requiring disclosure by us under the Commission’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a Compensation Committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as one of our directors or member of the Compensation Committee during 2013.

Director Nominations

As noted above, the Board has determined that each member of the Nominating and Governance Committee (referred to in this section as the “Committee”) is independent as defined under the rules of the Commission and within the meaning of such term as defined under the listing standards of The NASDAQ Stock Market.

The Committee’s process for considering all candidates for election as directors, including shareholder-recommended candidates, is designed to ensure that the Committee fulfills its responsibility to recommend candidates that are properly qualified and are not serving any special interest groups, but rather the best interest of all of the shareholders.

In identifying candidates for membership on the Board, the Committee seeks directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our business. The Committee seeks directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion. The Committee also seeks directors who have the ability and commitment to devote significant time and energy to service on the Board and its committees. Directors should have varied educational and professional experiences and backgrounds that, collectively, provide meaningful guidance and counsel to management.

We believe that all of our directors meet the foregoing qualifications. While we do not have a formal policy with respect to diversity, as a company, we are committed to creating and sustaining a culture of inclusion and fairness.

If there is a need for a new director because of an open position on the Board or because the Board has determined to increase the total number of directors, the Committee may retain a third-party search firm to locate candidates that meet the needs of the Board at that time. When a search firm is used, the firm typically provides information on a number of candidates for review and discussion by the Committee. If appropriate, the Committee chair and some or all of the members of the Committee may interview potential candidates. If in these circumstances the Committee determines that a potential candidate meets the needs of the Board and possesses the relevant qualifications, the Committee will vote to recommend to the Board the election of the candidate as a director.

The Committee will consider director candidates recommended by shareholders if properly submitted to the Committee. Shareholders wishing to recommend persons for consideration by the Committee as nominees for election to the Board can do so by writing to the Nominating and Governance Committee, c/o Mr. Xuesong Song, Pingtan Marine Enterprise Ltd., 18/F, Zhongshan Building A, No. 154 Hudong Road, Fuzhou, P.R.C. 350001. Recommendations must include the proposed nominee’s name, detailed biographical data, work history, qualifications and corporate and charitable affiliations, as well as a written statement from the proposed nominee consenting to be named as a nominee and, if nominated and elected, to serve as a director. The Committee will then consider the candidate and the candidate’s qualifications using the criteria as set forth above. The Committee may discuss with the shareholder making the nomination the reasons for making the nomination and the qualifications of the candidate. The Committee may then interview the candidate and may also use the services of a search firm to provide additional information about the candidate prior to making a recommendation to the Board.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The most recent version is available on the Investor Relations section of our website at www.ptmarine.com. The information contained on our website is not incorporated by reference into this Annual report. If we make any substantive amendments to the code or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, as well as via any other means required by applicable law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements were timely as of the date of this report.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Committee Report

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to otherwise be considered “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act except to the extent that the Company specifically incorporates it by reference into such filing.

The compensation committee has reviewed and discussed with management the disclosures contained in the following section entitled “Compensation Discussion and Analysis.” Based on this review and discussion, the Compensation Committee recommended to the Board that the section entitled “Compensation Discussion and Analysis” be included in this Proxy Statement.

Submitted by the Compensation Committee of the Board of Directors

Zengbiao Zhu
Xuesong Song
Yeliang Zhou

Compensation Discussion and Analysis

Compensation Objectives

We operate in a highly competitive and rapidly changing industry. The key objectives of our executive compensation programs are to:

•	Supervise and review the affairs of the Company as they relate to the compensation and benefits of executive officers and directors of the Company.

•	Perform any other activities consistent with the Company’s Amended and Restated Memorandum and Articles of Association and governing law, as the Committee or the Board deems necessary or appropriate.

Our Compensation Program

In carrying out its objectives, the Compensation Committee of our Board shall review all components of executive and director compensation for consistency with our compensation philosophy and with the interests of our shareholders.

The compensation program is designed to reward each individual named executive officer for his or her contribution to the advancement of our overall performance and execution of our goals, ideas and objectives. It is designed to reward and encourage exceptional performance at the individual level in the areas of organization, creativity and responsibility while supporting our core values and ambitions. This in turn aligns the interest of our executive officers with the interests of our shareholders, and thus with our interests.

Determining Executive Compensation

Our Compensation Committee generally reviews and approves the compensation program for executive officers annually after the close of each year. Reviewing the compensation program at such time allows the Compensation Committee to consider the overall performance of the past year and the financial and operating plans for the upcoming year in determining the compensation program for the upcoming year.

A named executive officer’s base salary is determined by an assessment of his sustained performance against individual job responsibilities, including, where appropriate, the impact of his performance on our business results, current salary in relation to the salary range designated for the job, experience and mastery, and potential for advancement. Although we do not engage in benchmarking, the Compensation Committee may also consider compensation levels with comparable positions in the industry to evaluate the total compensation decisions that it makes for our officers.

Role of Executive Officers in Determining Executive Compensation

The Compensation Committee determines the compensation for our chief executive officer, which is based on various factors, such as level of responsibility and contributions to our performance. Our chief executive officer recommends the compensation for our executive officers (other than the compensation of the chief executive officer) to the Compensation Committee. The Compensation Committee reviews the recommendations made by the chief executive officer and determines the compensation of the chief executive officer and the other executive officers.

The Committee shall review on at least an annual basis the scope of responsibilities of the Committee and the Committee’s performance of its duties.

Employment Agreements

We have entered into employment agreements with our senior executive officers, as described below. Copies of these employment agreements are filed with the Securities and Exchange Commission as exhibits to our registration statements, annual reports and other filings under applicable rules. Our Board may adjust base salaries annually to reflect increases in the cost of living, but it has not done so to date. An executive’s base salary may also be increased if the executive’s workload substantially increases as a result of our business expansion. In addition, an executive’s base salary may be correspondingly adjusted if the salaries of all of our other employees are adjusted.

Xingrong Zhuo.  We have entered into an employment agreement with Xingrong Zhuo, our chief executive officer for a term of three years. Pursuant to the employment agreement, Mr. Zhuo will receive annual compensation of HKD$312,000, equal to $40,248. In addition, Mr. Zhuo’s employment agreement provides for an annual bonus based on the executive’s performance and our financial performance. Annual bonuses will be determined by us in our sole discretion and will be approved by our Compensation Committee. Mr. Zhuo is eligible for participation in any standard employee benefit plan of the Company that currently exists or may be adopted by the Company in the future, but not limited to, any retirement plan, and travel holiday policy.

We may terminate Mr. Zhuo’s employment agreement with cause (as defined in his employment agreement) at any time with one-month written notice. If we dismiss Mr. Zhuo without cause (as defined in his employment agreement), or if he terminates his employment for good reason (as defined in his employment agreement), we will provide Mr. Zhuo with serverance payment in cash in an amount equal to three months of his base salary at the then current rate. Under such circumstance, Mr. Zhuo agrees not to make any further claims for compensation for loss of office, accrued remuneration, fees, wroungful dismissal or any other claim whatsoever against the Company or its subsidiaries or the respective officers or employees of any of them. If Mr. Zhuo terminates his employment other than for good reason, he may resign upon three-month prior written notice to the Company.

Our employment agreement with Mr. Zhuo provides for the protection of confidential information and contains non-competition and non-solicitation provisions applicable for a term of two years following the termination of his employment.

Yang Yu.  We entered into an employment agreement with Yang (Roy) Yu, our CFO, effective April 18, 2013. Pursuant to that agreement, Mr. Yu received annual compensation equal to $240,000. During the course of Mr. Yu’s employment, the Company shall reimburse back to his any reasonable and necessary fees (travel expenses, accommodation expenses, hospitality expenses and other actual expenses) incurred by him during the fulfillment of his duties under the Agreement upon the production of relevant receipts and/or valid documentation of expenditure.

Mr. Yu’s employment can be terminated two month’s advance written notice by either party. During the term of his employment, Mr. Yu may not engage in any other employment or business without the prior written consent of the Company or engage in any business which is in competition with the business of the Company.

Summary Compensation of Named Executive Officers

Pursuant to the terms of the employment agreements that Messrs. Zhuo and Yu have with us, both executives are compensated by us for services provided to us and our subsidiaries.

The following table sets forth information concerning cash and non-cash compensation paid to our named executive officers for 2013, 2012 and 2011, respectively.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other compensation	Total
Xinrong Zhuo	2013	$40,224	—	—	—	—	$40,224
Chief Executive	2012	$40,229	—	—	—	—	$40,229
Officer	2011	$40,106	—	—	—	—	$40,106

Roy Yu	2013	$150,000	—	—	—	—	$150,000
Chief Financial	2012	—	—	—	—	—	—
Officer1)	2011	—	—	—	—	—	—

(1)	Mr. Yu was appointed Chief Financial Officer of the Company in April 2013.

Outstanding Equity Awards at 2012 Fiscal Year End

As of December 31, 2012, there were no outstanding equity awards for our named executive officer.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our Compensation Committee. Although we do not have a formal broad based bonus plan, we may award bonuses on case-by-case basis depending on the terms of specific of employment agreements and other arrangements based on our financial performance as well as the executive’s performance which are determined by the Board in its sole discretion. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Compensation Committee.

As of the date of this Proxy Statement, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control where the value of such compensation exceeds $60,000 per executive officer.

Director Compensation

The following table sets forth a summary of our non-employee directors’ compensation for fiscal year 2013. Except for Mr. Bin Lin, who resigned from our Board effective February 1, 2014, we did not pay compensation to any non-employee director during 2013.

Director Compensation — Fiscal Year 2013

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Bin Lin(1)	$35,583	—	$35,583

(1) Mr. Lin’s compensation was different from other Board members because he was also Senior Vice President of the Company. Mr. Lin resigned from the Board in January 2014 and currently none of the non-employee directors receive any compensation from the Company.

Our non-employee directors did not hold any outstanding option awards as of December 31, 2013:

We do not pay our directors in connection with attending individual Board meetings, but we reimburse our directors for expenses incurred in connection with such meetings.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our capital stock as of April 28, 2014 by:

•	each shareholder or group of affiliated shareholders, who owns more than 5% of our outstanding capital stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 79,055,053 our ordinary shares outstanding as of April 28, 2013.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Ordinary shares subject to options and warrants currently exercisable or exercisable within 60 days of April 28, 2014 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of April 28, 2014 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all of our ordinary shares shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Pingtan Marine Enterprise Ltd., 18/F, Zhongshan Building A, No. 154 Hudong Road, Fuzhou, P.R.C. 350001.

Name and Address of Beneficial Owner	Ordinary Shares Beneficially Owned	Percent of Ordinary Shares Outstanding
Directors and Named Executive Officers:
Xinrong Zhuo(1)	44,398,868	56.2%
Xuesong Song(2)	4,799,334	6.1%
Jin Shi(3)	4,799,334	6.1%
Lin Bao	—	—
Yeliang Zhou	—	—
Zengbiao Zhu	—	—
Roy Yu	—	—
All Officers and Directors as a Group (total of 7 persons)	49,198,202	62.2%

(1)	Represents 15,780,000 shares held by Heroic Treasure Limited, of which Mr. Zhuo is the controlling shareholder, and 28,079,868 shares held by Mars Harvest Co., Ltd., of which Mr. Zhuo is the sole shareholder and 539,000 shares held by Mr. Zhuo directly.

(2)	Represents 1,150,000 shares held by Chum Capital Group Limited, an entity owned entirely by Mr. Xuesong Song and Mr. Jin Shi, and 3,649,334 shares issuable upon exercise of warrants that are exercisable at any time.

(3)	Represents 1,150,000 shares held by Chum Capital Group Limited, an entity owned entirely by Mr. Xuesong Song and Mr. Jin Shi, and 3,649,334 shares issuable upon exercise of warrants that are exercisable at any time.

Change in Control

We are not aware of any arrangements including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have established procedures for identifying related parties and related party transactions, and for ensuring that any changes in the status of related parties are brought to the attention of the Board and management in a timely manner. For transactions with related parties in the ordinary course of business, such as customer sales, supply purchases, subcontracting or consulting services, we apply the same review and approval process as we would in the context of other commercial agreements. All such transactions with related parties are summarized and provided to our Audit Committee for review. For transactions with related parties outside the ordinary course of business, such as significant capital expenditures, capital raising activities and mergers and acquisitions, the transactions must be approved by our Audit Committee. In accordance with the Company’s Audit Committee charter, the Audit Committee reviews and approves any related-party transactions after reviewing each such transaction for potential conflicts of interests and other improprieties. The Company does not have a separate written policy for related-party transactions; however, such transactions are reported to the Audit Committee or the Company in accordance with the Company’s Code of Ethics.

The following is a summary of the related party transactions in which we engaged during the year ended December 31, 2013.

In June 2013, we purchased of 46 fishing trawlers from with Fuzhou Honglong Ocean Fishery Co., Ltd. (“Hong Long”), a company owned by Mr. Zhuo, our Chairman of the Board and the Chief Executive Officer, for a total consideration of $410.1 million. We financed the transaction through i) $200.0 million cash generated from operating activities; ii) the relief of $54.9 million outstanding amount of related party debt to be repaid by Fuzhou Honglong Ocean Fishery Co; and iii) an amount of $155.2 million in accordance with the terms of a promissory note issued by us to Hong Long. The total transaction value equals the fair market value of such fishing vessels as determined by management, based on third-party appraisal reports prepared by BMI Appraisals Limited. The transaction is subject to the receipt of government approvals; however we began operating the vessels in the third quarter of 2013 and since then we have been entitled to the net profits from their operation.

In December 2013, we have completed the sale of our subsidiary China Dredging Group (“CDGC”) to Hong Long. In July 2013, we received an offer from Mr. Zhuo to acquire the business and operating assets of our wholly-owned dredging subsidiary, CDGC and its PRC operating subsidiaries in exchange for (i) offset of our current $155.2 million 4% promissory note due to Hong Long matures on June 19, 2015; (ii) the assignment of the 25-year exclusive operating license rights for 20 new fishing vessels to us, with a fair market value of $216.1 million; (iii) offset of PME’s current accounts due to CDGC with amount $172.5 million. The value of the operating license rights of $216.1 million will be amortized over the license term of 25 years. These 20 fishing vessels received subsidies from China’s central government budget in 2012, and a recent notification from the government prohibits the sale or transfer of ownership for a period of 10 years for fishing vessels that have received such subsidies. The Board, excluding Mr. Zhuo and our Senior Officer, Mr. Bin Lin, retained an independent financial advisor to provide a fairness opinion on the transaction proposed by Mr. Zhuo. Subsequent to the receipt of the fairness opinion from our independent financial advisor on October 28, 2013, the Board would evaluate potential alternative proposals received during a 30 day period. After receiving no alternative proposals, on December 3, 2013, the Board, excluding Mr. Zhuo and Mr. Lin, approved moving forward with the transaction and executed and closed the transaction on December 4, 2013. The total consideration of the transaction was approximately $543.8 million with a gain on sale of $134.7 million which was recorded as an adjustment to our equity as it was sold to a related party under common control.

A large portion of our transportation operations are conducted by three of our related parties, Haifeng Dafu Enterprise Company Limited, Hai Yi Shipping Limited and Hong Fa Shipping Limited, which are all ultimately owned by Xinrong Zhuo. Approximately $9.1 million was paid to these three companies for their services during 2013.

A large portion of our operations are conducted from a base owned by our related party PT. Avona Mina Lestari, or Avona, which is controlled by family members of Xinrong Zhuo. We contract with Avona for the right to use the base. Avona also handles certain agency services, including customs applications and fees for the Company. Approximately $14.7 million was paid to Avona during 2013.

Director Independence

In accordance with the current listing standards of The NASDAQ Stock Market, our Board, on an annual basis, affirmatively determines the independence of each director or nominee for election as a director. Our Board has determined that, four of our current directors, Yeliang Zhou, Zengbiao Zhu, Xuesong Song, and Jin Shi, are “independent directors” as defined under the NASDAQ Rules, constituting a majority of independent directors of our Board as required by the corporate governance rules of NASDAQ. In making these determinations, our Board has concluded that none of those members has an employment, business, family or other relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditor’s Fees

The following is a summary of the fees billed to the Company by its principal independent registered accounting firm, UHY VOCATION HK CPA LIMITED, for professional services rendered for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Audit Fees	$214,000	$190,856
Audit-Related Fees	18,500	44,000
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$232,500	$234,856

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

“Audit Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

“Tax Fees” consisted of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

“All Other Fees” consisted of the aggregate fees billed for products and services provided and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit and non-audit service performed by UHY VOCATION HK CPA LIMITED for our consolidated financial statements as of and for the year ended December 31, 2013

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 Financial Statements and Financial Statement Schedules

 (1) Financial Statements:

 Financial statements are shown in the Index to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

(2) Financial Statement Schedules:

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

(3) Exhibits

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated as of October 24, 2012, by and between China Growth Equity Investment Ltd., China Dredging Group Co., Ltd., China Growth Dredging Sub Ltd., and Xinrong Zhuo (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on October 30, 2012)

2.2	Share Purchase Agreement, dated as of October 24, 2012, by and among China Growth Equity Investment Ltd, Merchant Supreme Co., Ltd., Prime Cheer Corporation Limited, Xinrong Zhuo, Fujian Provincial Pingtan County Ocean Fishing Group Co., Heroic Treasure Limited and Fuzhou Honglong Ocean Fishery Co., Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on October 30, 2012)

3.1	Amended and Restated Memorandum and Articles of Association of Pingtan Marine Enterprise Ltd. filed with the Cayman Islands Registrar of on February 26, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

3.2	Articles and Plan of Merger, filed with the Registry of Corporate Affairs of the British Virgin Islands on February 25, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013))

3.3	Certificate of Merger, filed with the Registry of Corporate Affairs of the British Virgin Islands on February 25, 2013 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

3.4	Amended and Restated Memorandum of Association of China Dredging Group Co., Ltd. (incorporated by reference to Exhibit 1.1 to China Dredging Group Co., Ltd.’s Annual Report on Form 20-F (File No. 000-53465) filed with the Securities and Exchange Commission on November 2, 2010)

3.5	Articles of Association of China Dredging Group Co., Ltd. (incorporated by reference to Exhibit 1.2 to China Dredging Group Co., Ltd.’s Annual Report on Form 20-F (File No. 000-53465) filed with the Securities and Exchange Commission on November 2, 2010)

4.1	Specimen Ordinary Share (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

4.3	Warrant Agreement and between American Stock Transfer & Trust Company and China Growth Equity Investment Ltd. dated May 26, 2011. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-173323) filed with the Securities and Exchange Commission on May 20, 2011)

10.1	Master Agreement by and between Pingtan Marine Enterprise Ltd. and Fuzhou Honglong Ocean Fishery Co., Ltd., dated June 19, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on June 25, 2013)

10.2	Promissory Note issued by the Company, dated June 19, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on June 25, 2013).

10.3	Share Purchase Agreement by and between Pingtan Marine Enterprise Ltd. and Fuzhou Honglong Ocean Fishery Co., Ltd., dated December 4, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on December 9, 2013).

10.4	Employment Contract between Pingtan Marine Enterprise Ltd. and Roy Yu, dated April 18, 2013. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on April 19, 2013). **

10.5	Employment Agreement between Pingtan Marine Enterprise Ltd. and Xinrong Zhuo, dated October 26, 2013. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 10, 2014) **

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 10, 2014)

23.1	Consent of UHY VOCATION HK CPA LIMITED*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Filed Herein
**	Indicates a management contract or compensatory plan or arrangement

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

Date: November 10, 2014

Pingtan Marine Enterprise Ltd.

By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Xinrong Zhuo	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 10, 2014
Xinrong Zhuo

/s/ Roy Yu	Chief Financial Officer (Principal Financial and Accounting Officer)	November 10, 2014
Roy Yu

/s/ Lin Bao	Director	November 10, 2014
Lin Bao

/s/ Yeliang Zhou	Director	November 10, 2014
Yeliang Zhou

/s/ Zengbiao Zhu	Director	November 10, 2014
Zengbiao Zhu

/s/ Xuesong Song	Director	November 10, 2014
Xuesong Song

/s/ Jin Shi	Director	November 10, 2014
Jin Shi

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

PINGTAN MARINE ENTERPRISE LTD.

We have audited the accompanying consolidated balance sheets of Pingtan Marine Enterprise Ltd. and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows, as restated, for each of the three years in the period ended December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As more fully described in Note 23 to the consolidated financial statements, certain errors resulting in improperly reflecting the consolidated financial statements as of December 31, 2012 and for the year ended December 31, 2012 and incorrectly accounting for a related party transaction as of December 31, 2013 and for the year end December 31, 2013, were discovered by management of the Company during the current year.

In our opinion, the consolidated financial statements, as restated, referred to above present fairly, in all material respects, the consolidated financial position of Pingtan Marine Enterprise Ltd. and its subsidiaries as of December 31, 2013 and 2012, and the consolidated results of its income and comprehensive income, and its cash flows, as restated, for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ UHY VOCATION HK CPA LIMITED

Certified Public Accountants

Hong Kong, the People’s Republic of China,

March 7, 2014, except for Note 1, Note 2, Note 3, Note 9, Note 13 and Note 23, as to which the date is November 10, 2014

F1

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	December 31,
	2013	2012
	(As Restated)	(As Restated))
Assets
Current assets
Cash	$8,156,599	$6,860,785
Notes receivable (banker's acceptances) transferred from related parties	-	3,645,817
Accounts receivable	9,133,130	11,478,436
Inventories	9,095,736	194,331
Prepaid expenses	4,309,574	386,966
Other receivables	11,665	29,885
Advances to related parties	-	49,802,821
Assets of discontinued operations	-	361,460,444
Total current assets	30,706,704	433,859,485

Other assets
Long-term investment	3,468,953	3,328,789
Deposit on potential Joint Venture	-	6,090,302
Prepaid fixed asset deposits	33,985,148	-
Property, plant and equipment, net	101,970,707	37,748,241
Total other assets	139,424,808	47,167,332

Total assets	$170,131,512	$481,026,817

Liabilities and equity
Current liabilities
Accounts payable - third parties	$2,184,964	$70,732
- related parties	13,807,605	5,765,632
Receipt in advance - third parties	297,034	-
- related parties	-	12,681,102
Short-term loans	9,085,353	25,169,260
Long-term loans - current portion	20,252,077	8,094,308
Accrued liabilities and other payables	4,643,272	1,033,766
Advances from related parties	-	153,961
Deferred income	520,045	-
Liabilities of discontinued operations	-	14,052,751
Total current liabilities	50,790,350	67,021,512

Other liabilities
Long-term loans, net of current portion	54,499,727	16,689,321
Total other liabilities	54,499,727	16,689,321
Total liabilities	$105,290,077	$83,710,833

F2

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (…/CONT’D)

(IN U.S. DOLLARS)

	December 31,
	2013	2012
	(As Restated)	(As Restated)
Shareholders' equity
Ordinary shares, 225,000,000 shares authorized with $0.001 per share; 79,055,053 shares and 77,215,000 issued and outstanding as of December 31, 2013 and 2012, respectively	79,055	77,215
Additional paid-in capital	117,525,377	135,427,182
Statutory reserves	6,412,892	19,421,017
Retained earnings (deficit)	(63,654,445)	220,196,974
Accumulated other comprehensive income	4,478,556	22,193,596
Total shareholders' equity	64,841,435	397,315,984

Total liabilities and shareholders' equity	$170,131,512	$481,026,817

See accompanying notes to consolidated financial statements

F3

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(IN U.S. DOLLARS)

	Year Ended December 31,
	2013	2012	2011
	(As Restated)	(As Restated)
Revenue	$122,667,769	$67,461,468	$25,600,636

Cost of revenue	(74,983,290)	(41,570,472)	(14,600,579)

Gross profit	47,684,479	25,890,996	11,000,057

Selling and marketing expenses	(1,618,278)	(647,850)	(383,472)

General and administrative expenses	(3,191,637)	(463,501)	(251,343)

Operating income	42,874,564	24,779,645	10,365,242

Other income/(expense)
Investment income	69,519	15,138	-
Interest income	8,250	3,276	2,349
Interest expenses	(3,301,696)	(2,876,253)	(844,650)
Subsidy income	7,338,273	2,363,575	830,446
Sundry income	2,144	-	-
Gain/(loss) on foreign exchange, net	144,740	(5,113)	86,950
Total other income/(expense)	4,261,230	(499,377)	75,095

Income from continuing operations before income taxes	47,135,794	24,280,268	10,440,337

Income tax expense	-	-	-

Net income from continuing operations	47,135,794	24,280,268	10,440,337

Net income from discontinued operations, net of income tax expense	51,910,662	84,494,428	90,257,249

Consolidated net income	$99,046,456	$108,774,696	$100,697,586

Basic and diluted earnings per share
- From continuing operations	$0.60	$0.32	$0.14

- From discontinued operations	0.66	1.09	1.17
- Net income	$1.26	$1.41	$1.31

Weighted average number of ordinary shares outstanding
- Basic and diluted	78,772,743	77,215,000	77,215,000

See accompanying notes to consolidated financial statements.

F4

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

	Year Ended December 31,
	2013	2012	2011
	(As Restated)	(As Restated)
Net income	$99,046,456	$108,774,696	$100,697,586

Other comprehensive income
Foreign currency translation gain	8,195,045	4,113,599	11,654,835
Unrealized change in fair value of available-for-sale investment	-	(717)	-
Total comprehensive income	$107,241,501	$112,887,578	$112,352,421

See accompanying notes to consolidated financial statements.

F5

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (As Restated)

(IN U.S. DOLLARS)

	Ordinary Shares, with					Accumulated
	Par Value of 0.001 per share		Additional		Retained	other	Total
	Number of		paid-in	Statutory	earnings	comprehensive	shareholders'
	Shares	Amount	capital	reserves	(deficit)	income	equity
Balance as of January 1, 2011	77,215,000	$77,215	$135,427,182	$10,646,964	$19,498,745	$6,425,879	$172,075,985

Net income	-	-	-	-	100,697,586	-	100,697,586
Appropriation to statutory reserves	-	-	-	6,250,501	(6,250,501)	-	-

Foreign currency translation gain	-	-	-	-	-	11,654,835	11,654,835
Balance as of January 1, 2012	77,215,000	$77,215	$135,427,182	$16,897,465	$113,945,830	$18,080,714	$284,428,406
Net income	-	-	-	-	108,774,696	-	108,774,696
Appropriation to statutory reserves	-	-	-	2,523,552	(2,523,552)	-	-
Foreign currency translation gain	-	-	-	-	-	4,112,882	4,112,882
Balance as of January 1, 2013	77,215,000	$77,215	$135,427,182	$19,421,017	$220,196,974	$22,193,596	$397,315,984

Net income	-	-	-	-	99,046,456	-	99,046,456

Shares effectively issued to former shareholders as part of the recapitalization	1,840,053	1,840	3,587,497	-	-	-	3,589,337
Appropriation to statutory reserves	-	-	-	3,024,131	(3,024,131)	-	-
Foreign currency translation gain	-	-	-	-	-	8,195,045	8,195,045
Disposal of China Dredging Group Co., Ltd.	-	-	117,525,377	(16,032,256)	(130,557,629)	(25,910,085)	(54,974,593)
Acquisition of fishing vessels from related party	-	-	(139,014,679)	-	(249,316,115)	-	(388,330,794)
Balance as of December 31, 2013	79,055,053	$79,055	$117,525,377	$6,412,892	$(63,654,445)	$4,478,556	$64,841,435

See accompanying notes to consolidated financial statements.

F6

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	Year Ended December 31,
	2013	2012	2011
	(As Restated)	(As Restated)
Cash flows from operating activities
Net income(3)	$99,046,456	$108,774,696	$100,697,586
Discontinued operations, net of tax (3)	(51,910,662)	(84,494,428)	(90,257,249)
Income from continuing operations	47,135,794	24,280,268	10,440,337

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	2,394,692	2,677,418	1,917,747
Available-for-sales financial instrument fair value adjustment	-	-	705
Short term investment income	-	(15,860)	-

Changes in operating assets and liabilities
Accounts receivable - third parties	2,788,320	(10,562,176)	1,627,853
- related parties	-	4,584,509	(3,426,607)
Notes receivable (banker's acceptances)	3,745,196	-	-
Other receivables	19,201	6,797,156	(323,246)
Prepaid expenses	(1,925,477)	(218,759)	(157,077)
Inventories	(8,766,511)	2,397,340	(1,848,587)
Accounts payable - third parties	2,081,172	(43,377)	(73,055)
- related parties	13,944,394	3,060,668	(1,423,494)
Receipt in advance - third parties	292,802	(1,160,618)	771,142
- related parties	(13,026,770)	12,675,074	-
Accrued liabilities and other payables	3,583,989	777,587	204,254
Net cash provided by operating activities from continuing operations	52,266,802	45,249,230	7,709,972

Cash flows from investing activities
Payment for long term investment	-	(2,661,766)	(649,752)
Proceeds from disposition of / (payment for) short-term investment	-	808,052	(774,220)
Proceeds from deferred income	8,320,882	-	-
Payment for fixed asset deposits	(1,901,220)	-	-
Purchase of property, plant and equipment	(257,701,854)	(33,992,757)	(7,086,080)
Advance to related parties	(312,569)	(41,505,027)	(21,574,926)
Decrease in cash related to sale of subsidiary	(84,917,899)	-	-
Net cash used in investing activities from continuing operations	(336,512,660)	(77,351,498)	(30,084,978)

Cash flows from financing activities
Proceeds from short-term loans	43,713,708	51,384,055	21,337,156
Repayment of short-term loans	(64,358,336)	(48,079,121)	(10,055,693)
Proceeds from long-term loans	55,811,568	26,617,656	-
Repayment of long-term loans	(7,584,023)	(1,845,808)	-
Cash acquired in recapitalization	3,565,355
Advance from related parties, net of reception in form of note receivable	(777)	9,075,004	12,361,389
Net cash provided by financing activities from continuing operations	31,147,495	37,151,786	23,642,852

F7

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (…/CONT’D)

(IN U.S. DOLLARS)

	Year Ended December 31,
	2013	2012	2011
	(As Restated)	(As Restated)
Cash flow from discontinued operations:
Net cash provided by operating activities from discontinued operations	79,605,841	92,587,488	67,151,092
Net cash provided by/(used in) investing activities from discontinued operations	7,099,979	(42,204,987)	(47,811,882)
Net cash (used in)/provided by financing activities from discontinued operations	(407,030)	560,216	12,408
Net cash provided by discontinued operations	86,298,790	50,942,717	19,351,618

Effect of exchange rate	3,032,812	1,726,785	4,565,872

Net (decrease)/increase in cash	(163,766,761)	57,719,020	25,185,336

Cash at the beginning of year (1)	171,923,360	114,204,340	89,019,004

Cash at the end of year(2)	$8,156,599	$171,923,360	$114,204,340

Supplemental disclosure of cash flow information:

Cash paid:
From discontinued operations
Income tax paid	$17,278,643	$29,324,336	$26,956,670

From continuing operations
Interest paid	$4,060,069	$3,428,193	$952,200

Supplemental disclosure of non-cash transaction eliminated in above:

Purchase of property and equipment pursuant to capital lease	$26,435,403	$-	$-

Purchase of property, plant and equipment by setting off advances to related parties	$55,064,953	$-	$-

Deposit on setting up Joint Venture netted of accounts payable - related party	$6,090,302	$-	$-

(1)	Includes cash and cash equivalents of discontinued operations of $165,062,575, $112,409,544 and $88,532,472 at the beginning of the year in 2013, 2012 and 2011, respectively.

(2)	Includes cash and cash equivalents of discontinued operations of $nil, $165,062,575 and $112,409,544 as of December 31, 2013, 2012 and 2011, respectively.

(3)	Total net income and net income from discontinued operations, net of tax included accretion of discount on Class A Preferred Shares in amount of $6,135,012.

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

CGEI and CDGC entered into the Merger Agreement dated October 24, 2012, providing for the combination of CGEI and CDGC.  Pursuant to the Merger Agreement, CDGC continued as the surviving company and a wholly-owned subsidiary of CGEI.  CGEI also acquired all of the outstanding capital shares and other equity interests of Merchant Supreme as per Share Purchase Agreement dated October 24, 2012.  Following the completion of the business combination which became effective on February 25, 2013, CDGC and Merchant Supreme became the wholly-owned subsidiaries of the Company.  The ordinary shares, par value $0.001 per share are listed on The NASDAQ Capital Market under the symbol “PME”.

On June 19, 2013, the Company entered into a master agreement with a related company, Fuzhou Honglong Ocean Fishery Co., Ltd (“Hong Long”) to acquire 46 fishing vessels with total consideration of $410.1 million representing the fair market value on the date of acquisition. The major shareholder of Hong Long is Ms. Ping Lin, spouse of Xinrong Zhuo (“Mr. Zhuo”), the Company’s Chairman and CEO, who holds 66.5% whereas the remaining two shareholders, Mr. Zhuo’s cousins, hold 33.5%.  Mr. Zhuo currently holds about 56.2% of PME. The transaction between PME and Hong Long is accounted as common control transaction. Based on Accounting Standards Codification ("ASC") 805-50, PME recorded the value of $21.8 million as the cost of the vessels which was the net carrying amount recorded in Hong Long's books at the date of transfer. The balance of $388.3 million above cost was treated as a return of capital in the equity accounts. $249.3 million was recorded as a reduction in retained earnings and the balance of $139.0 million applied to additional paid-in capital.

On December 4, 2013, in connection with the sale of CDGC, the Company and Hong Long entered into an agreement whereby Hong Long assigned its operating rights of 20 vessels for a period of 25 years pursuant to a license agreement to Pingtan Fishing. Subsequent to the licensing of the operating rights, Pingtan Fishing is entitled to 100% operation and operating results from vessels from September 1, 2013 onwards. Hong Long was not able to transfer ownership of these 20 vessels to the Company since Hong Long received subsidies from China’s central government budget in 2012 for the construction of these 20 vessels and Hong Long received notification from the Government prohibiting the sale or transfer of ownership of these vessels for a period of 10 years for fishing vessels that have received such subsidies.

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

F10

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

2. DISCONTINUED OPERATIONS (…/Cont’d)

The payment consideration for the sale consisted of following items:

(a)	offset the Company's current $155.2 million promissory note payable to Hong Long which matures on June 19, 2015 and bears an interest rate of 4%;
(b)	the fair value of a 25-year lease agreement for the operating rights to 20 fishing vessels, with such rights appraised by an independent third party at fair market value of $216.1 million; and
(c)	offset of current accounts of $172.5 million made between the Company and CDGC.

The net assets of CDGC and its subsidiaries at the date of the sale of December 4, 2013 was $236.6 million (after offsetting current accounts of $172.5 million made between the Company and CDGC), the disposal resulted in a net gain of $117.5 million, which was presented as part of additional paid-in capital for the year ended December 31, 2013 as it was sold to a related party with common control.

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

On December 4, 2013, the Company sold its 100% interest in CDGC and its subsidiaries to Hong Long. As such, CDGC’s assets and liabilities have been classified on the consolidated balance sheet as assets and liabilities of discontinued operations as of December 31, 2012. The operating results of CDGC have been classified as discontinued operations in our statements of operations for all years presented. Unless otherwise indicated, all disclosures and amounts in the notes to the consolidated financial statements relate to the Company’s continuing operations.

As more fully described in Note 23 to the consolidated financial statements, certain errors resulting in improperly reflecting the consolidated financial statements as of December 31, 2012 and for the year ended December 31, 2012 and incorrectly accounting for a related party transaction as of December 31, 2013 and for the year end December 31, 2013, were discovered by management of the Company during the current year.

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

	December 31,
	2013 (As Restated)	2012 (As restated)

ASSETS
Cash	$7,736,309	$6,710,472
Notes receivable (banker's acceptances) transferred from related parties	-	3,645,817
Accounts receivable	9,133,130	11,478,436
Other receivables	11,632	29,885
Advances to related parties	-	49,802,897
Inventories	9,095,736	194,331
Prepaid expenses	4,306,753	386,966
Long-term investment	3,468,953	3,328,789
Deposit on potential Joint Venture	-	6,092,302
Prepaid fixed asset deposits	33,985,148	-
Property, plant and equipment, net	75,623,422	37,748,241
	$143,361,083	$119,418,136

LIABILITIES
Accounts payable - third parties	$2,184,964	$70,732
- related parties	13,807,605	5,765,632
Receipt in advance - third parties	297,034	-
- related parties	-	12,681,102
Short-term loans	9,085,353	25,169,260
Accrued liabilities and other payables	4,423,847	1,033,640
Long-term loans (short and long-term)	74,751,804	24,783,629
Deferred income	520,045	-
	$105,070,652	$69,503,995

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

	Year Ended December 31,
	2013	2012	2011

Revenue	$122,667,769	$67,461,468	$25,600,636

Cost of revenue	$(74,895,172)	$(41,570,472)	$(14,600,579)

Net income from continuing operations	$49,449,338	$24,280,268	$10,440,337

(c)	Use of estimates

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

(l)	Prepaid fixed asset deposits

Prepaid fixed assets deposits represents prepayments of construction costs for the construction of 32 fishing vessels. Prepaid fixed assets deposits shall be reclassified to property, plant and equipment upon construction completion.

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

The estimated useful lives of the assets are as follows:

Estimated lives
Fishing vessel	10-25
Major improvement on fishing vessel	4-20
Motor vehicle	3-5
Ship and office equipment	3-5

Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

(n)	Capitalized interest

Interest associated with the construction of a fishing vessel is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $1,094,589, $545,407 and $109,899 for the years ended December 31, 2013, 2012 and 2011, respectively in the fishing vessels under construction.

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

According the sale agreement signed on December 4, 2013, the Company does not own 20 fishing vessels but has the operating license rights to operate these vessels which are owned by Hong Long and entitled to 100% of net profit (loss) of the vessels. The Company has latitude in establishing price and discretion in supplier selection. There were no economic risks associated with the operating license rights but the Company may need to bear the operation risks and credit risks as aforementioned.

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

F20

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(v)	Earnings per ordinary share (…/Cont’d)

The following table sets forth the computation of basic and diluted net income per ordinary share:

	Year Ended December 31,
	2013 (As restated)	2012 (As restated)	2011

Net income	$47,135,794	$24,280,268	$10,440,337
- From continuing operations	51,910,662	84,494,428	90,257,249
- From discontinued operations	$99,046,456	$108,774,696	$100,697,586

Weighted average number of ordinary shares outstanding (Basic and diluted) (As restated)	78,772,743	77,215,000	77,215,000

Earnings per ordinary share (Basic and diluted)
- From continuing operations	$0.60	$0.32	$0.14
- From discontinued operations	0.66	1.09	1.17
- Net income	$1.26	$1.41	$1.31

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

F21

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

4. CASH

Cash is classified by geographical areas is set out as follows:

	December 31,
	2013	2012 (As restated)

Hong Kong	$269,299	$862
The PRC	7,887,300	6,859,923
	$8,156,599	$6,860,785

Maximum exposure to credit risk	$8,156,599	$6,860,785

Cash is denominated in the following currencies:

	December 31,
	2013	2012 (As restated)

USD	$381,516	$150,001
RMB	7,737,225	6,709,922
HKD	37,858	862
	$8,156,599	$6,860,785

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

(IN U.S. DOLLARS)

8.  DEPOSIT ON POTENTIAL JOINT VENTURE

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

F24

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,
	2013 (As restated)	2012 (As restated)

Externally purchased fishing vessels	$61,840,994	$20,587,954
Fishing vessels pursuant to capital lease – related party	26,435,403	-
Office and other equipment	620,435	481,610
Fishing vessels under construction	16,272,875	17,737,182
	105,169,707	38,806,746
Less: accumulated depreciation	(3,199,000)	(1,058,505)
	$101,970,707	$37,748,241

Depreciation expenses were $2,394,692, $2,677,418 and $1,917,747 for years ended December 31, 2013, 2012 and 2011, respectively. Depreciation of $2,368,010, $2,653,943 and $1,917,747 was charged to cost of revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation of $26,682, $23,475 and $nil was charged to general and administrative expenses for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013 and 2012, the Company had 16 fishing vessels which were fully depreciated with estimated useful lives of 10 years.  These fishing vessels were contributed by registered equity owners in exchange for Pingtan Fishing's paid-in capital and were recorded at the equity owners' historical cost of $nil at the time of contribution.

As of December 31, 2013 and 2012, the Company had 38 and 20 fishing vessels with net carrying amount of $33,117,389 and $17,334,990 respectively pledge as collateral for its term loans and term loan of a related party. The term loans of the related party were in the amount of approximately $20.7 million and $10.6 million as of December 31, 2013 and 2012 respectively (Note 12 (c)).

As of December 31, 2013 and 2012, the Company pledged $16,236,585 and $nil of fishing vessels under construction as collateral for its term loans.

On December 4, 2013, in connection with the sale of CDGC to Hong Long, a related party, the Company acquired 25-year operating license rights in connection with the lease of 20 fishing vessels for the appraised fair market value of approximately $216.1 million, whereby the Company is entitled to 100% of the operations and net profits (losses) from the vessels for the term of the lease. The 20 vessels were leased from Hong Long, a related party under common control. Accordingly, the transaction between the Company and Hong Long was accounted as a common control transaction pursuant to ASC 805-50 and it related subsections. The major shareholder of Hong Long is spouse of the Company’s CEO, Mr. Xinrong Zhuo who holds over 50% share of the Company. Pursuant to ASC 805-50, we recorded the value of $26,435,403 as the cost of the vessels which was the net historical carrying amount recorded in Hong Long's books at the date of sale of CDGC to Hong Long. Pursuant to the Company’s analysis of ASB 840-10-25, the Company determined that the lease term is over 75% of the estimated economic life of the vessels and the present value at the beginning of the lease term of the minimum lease payments equals or exceeds 90 percent of the excess of the fair value of the leased property from Hong Long at lease inception. Additionally pursuant to ASB 840-10-25-26, leases between related parties shall be classified in accordance with the lease classification criteria of ASB 840-25. Accordingly, the Company treated the lease for the 20 vessels as a capital lease and recorded $26,435,403 in property and equipment which will be depreciated over the lease term.

F25

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

10  ACCOUNTS PAYABLE - RELATED PARTIES

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

See Note 14(a) for the relationship of related parties.

11.  RECEIPT IN ADVANCE - RELATED PARTIES

Receipt in advance from related parties as of December 31, 2013 and 2012, consisted of the following:

	December 31,
	2013	2012

Shenzhen Western Coast Fisherman Pier Co., Ltd (See Note 14 (a))	$-	$12,681,102

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

Interest expenses of long-term loans for the years ended December 31, 2013, 2012 and 2011 amounted to $2,071,731, $599,334 and $nil, respectively. Interest expenses of $1,094,589, $545,407 and $109,899 are capitalized to construction in progress for the years ended December 31, 2013, 2012 and 2011, respectively.

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

13. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables as of December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013 (As restated)	2012 (As restated)

Accrued salaries and wages	$4,022,049	$673,234
Accrued expenses	393,214	-
Other payables	228,009	360,532
	$4,643,272	$1,033,766

F30

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

14.  ADVANCES TO/FROM RELATED PARTIES

Advances to/from related parties as of December 31, 2013 and 2012 consisted of the following:

(a)  Name and relationship of related parties

Name of related party	Relationship
Xinrong Zhuo	CEO, Director and major shareholder of the Company, a Family Member*
Ping Lin	Spouse of Xinrong Zhuo, a Family Member and shareholder of Hong Long
Panxing Zhuo	Father of Xinrong Zhuo, a Family Member
Honghong Zhuo	Shareholder of Pingtan Fishing,daughter of Xinrong Zhuo and a Family Member
Qing Lin	Brother-in-law of Xinrong Zhuo, a Family Member
Longfei Zhuo	Cousin of Xinrong Zhuo
Sunqiang Zhou	Brother-in-law of Xinrong Zhuo, a Family Member
Cheng Chen	Cousin of Xinrong Zhuo, a Family Member and shareholder of Hong Long
Xiaojie Wu	Brother-in-law of Xinrong Zhuo
XiaoqinXu	An employee of an affiliate company
Xiaomei Yang	An employee of the Company and niece of Xinrong Zhuo
Xiaofang Zhuo	Cousin of Xinrong Zhuo
Longhua Zhuo	Sister of Xinrong Zhuo
Zhiyan Lin	Shareholder and legal representative of Pingtan Fishing, a Family Member
Fujian Yihai Investment Co., Ltd.	An affiliate company majority owned by Longjie Zhuo, sibling of Xinrong Zhuo
Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd.	An affiliate company owned by Longfei Zhuo and Honghong Zhuo
Fujian Lutong Highway Engineering Construction Co., Ltd.	An affiliate company majority owned by Xiaojie Wu, brother-in-law of Xinrong Zhuo
Fujian Haiyi International Shipping Agency Co., Ltd.	An affiliate company to which the Company acted as a trustee equity owner. Haiyi International is ultimately majority owned and controlled by Sunqiang Zhou
Fujian Xinnong Ocean Fisheries Development Co., Ltd.	An affiliate company to which the Company acted as a trustee equity owner. Xinnong is ultimately owned and controlled by Xiaojie Wu
Fuzhou Haoyouli Fisheries Development Co., Ltd.	An affiliate company to which the Company acted as trustee equity owner. Haoyouli is ultimately owned and controlled by Sunqiang Zhou
Fuzhou Honglong Ocean Fishery Co., Ltd.	An affiliate company majority owned and controlled by Ping Lin
Fujian Province Ocean Fishery Co., Ltd.	An affiliate company majority owned and controlled by Fuzhou Honglong Ocean Fishery Co., Ltd.
PT. Avona Mina Lestari	An affiliate company controlled by Xinrong Zhuo family domiciled in Indonesia, engaged in fishing base management and fishing vessel service
PT. DwikaryaReksaAbadi	An affiliate company controlled by Xinrong Zhuo family domiciled in Indonesia, engaged in fishing base management and fishing vessel service
Haifeng Dafu Enterprise Company Limited	An affiliate company ultimately controlled by Xinrong Zhuo and domiciled in the Hong Kong Special Administrative Region of the PRC (“Hong Kong”)
Hai Yi Shipping Limited	An affiliate company ultimately controlled by Xinrong Zhuo and domiciled in Hong Kong Administrative Region of the PRC (“Hong Kong”)

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

15.   CAPITAL

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

15. CAPITAL (…/Cont’d)

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

Pingtan Fishing allocated $3,024,131 of net profits of the year ended December 31, 2013 to the statutory surplus reserves to reach 50% of the registered capital. The registered capital of Pingtan Fishing is RMB 80 million in statutory record including RMB 29.5 million of capital injection by fishing vessels from related parties. According to SAB Topic 5G, this SAB requires that the assets be recorded at predecessor's cost and the registered capital of Pingtan Fishing per audit is $6,254,178 (RMB50.5 million). Pingtan Guansheng, Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying had sustained losses since its establishment; therefore no appropriation of net profits to the statutory reserves was required.

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

(b)  Major customers

During the year ended December 31, 2013, two customers accounted for 0% (2012: 13% and 2011: 32%) of the Company's revenue.

During the year ended December 31, 2013, related companies Fujian Xiannong Ocean Fisheries Development Co., Ltd and Haifeng Dafu Enterprise Company Limited accounted for 0% (2012: 13% and 2011: 0%) and 0% (2012: 7% and 2011: 18%) of the Company's revenue respectively.

(c)  Major suppliers

During the year ended December 31, 2013, two suppliers accounted for 41% (2012: 37% and 2011: 40%) of the Company's purchase.

During the year ended December 31, 2013, related companies PT. Avona Mina Lestari and PT. Dwikarya Reksa Adadi accounted for 26% (2012: 42% and 2011: 40%) and 1% (2012: 0% and 2011: 10%) of the Company's purchase respectively.

18.  COMMITEMTS AND CONTINGENCIES

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

20.  SUBSEQUENT EVENTS

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

CONDENSED BALANCE SHEETS

	December 31,
	2013	2012
	(As Restated)	(As restated)
Assets
Cash	$246,684	$-
Prepaid expenses	2,820	-
Investments in subsidiaries	38,446,318	397,315,984
Total current assets	38,695,822	397,315,984

Other assets
Property, plant and equipment	26,347,285	-
Total assets	$65,043,107	$397,315,984

Liabilities and equity
Current liabilities
Accrued liabilities and other payables	$201,672	$-

Shareholders' equity
Total shareholders' equity	64,841,435	397,315,984
Total liabilities and equity	$65,043,107	$397,315,984

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012
	(As Restated)	(As Restated)
Cost of revenue	$(88,118)	$-
General and administrative expenses	(2,225,543)	-
Other income	117	-
Equity in income of subsidiaries	101,360,000	108,774,696
Net income	$99,046,456	$108,774,696

F39

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

21. CONDENSED PARENT COMPANY FINANCIAL INFORMATION (…/Cont’d)

CONDENSED STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2013	2012
	(As Restated)	(As Restated)
Net cash used in operating activities	$(2,002,592)	$-
Net cash provided by investing activities	127,430,454	-
Net cash used in financing activities	(125,181,178)	-
Net increase in cash	246,684	-
Cash at the beginning of the year	-	-
Cash at the end of the year	$246,684	$-

F40

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

22.   QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following table shows the Company’s quarterly consolidated financial data for the four quarters of 2013:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(As restated)	(As restated)	(As restated)	(As restated)
Revenue	$19,669,476	$21,362,357	$20,609,107	$61,026,829

Cost of revenue	(14,653,078)	(11,749,639)	(12,976,891)	(35,603,682)

Gross Profit	5,016,398	9,612,718	7,632,216	25,423,147

Operating expenses:
Selling and marketing expenses	(194,688)	(174,046)	(362,000)	(887,544)
General and administrative expenses	(301,342)	(866,194)	(1,178,033)	(846,068)
Total operating expenses	(496,030)	(1,040,240)	(1,540,033)	(1,733,612)

Operating income	4,520,368	8,572,478	6,092,183	23,689,535

Other income (expenses)
Investment income	-	69,071	218	230
Interest income	1,096	1,460	2,305	3,389
Interest expenses	(433,681)	(480,158)	(1,209,961)	(1,177,896)
Subsidy income	35,387	205	168,900	7,133,781
Sundry income	2,003	11	7	123
Gain/(Loss) on foreign exchange, net	207,984	(428,389)	194,433	170,712

Income from continuing operations before income taxes	4,333,157	7,734,678	5,248,085	29,819,874

Income tax expense	-	-	-	-

Net income from continuing operations	4,333,157	7,734,678	5,248,085	29,819,874

Net income from discontinued operations, net of taxes	9,340,136	17,963,172	12,158,469	12,448,885

Consolidated net income	$13,673,293	$25,697,850	$17,406,554	$42,268,759

F41

23. RESTATEMENT

The Company’s consolidated financial statements have been restated for the following errors as of December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012.

(a)	We incorrectly reflected certain balances of CGEI. in our consolidated financial statements at December 31, 2012,

The merger among CGEI, CDGC and Merchant Supreme effective on February 25, 2013 should have been accounted for as a “reverse merger” and recapitalization since the shareholder of CDGC and Merchant Supreme (i) own a majority of the outstanding ordinary shares of PME immediately following the completion of the transaction, and (ii) have significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the Company. Based on ASC 805, CDGC and Merchant Supreme jointly are deemed the accounting acquirer and consequently, the transaction is treated as recapitalization of CDGC and Merchant Supreme. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements should be those of CDGC and Merchant Supreme and their subsidiaries at the historical cost basis. CGEI’s assets, liabilities and results of operations should be consolidated with the assets, liabilities and results of operations of CDGC and Merchant Supreme subsequent to the merger.

Accordingly, we amended our consolidated financial statements for the year ended December 31, 2013 and 2012 to only reflect the historical consolidated financial statements of CDGC and Merchant Supreme jointly as the accounting acquirer prior to February 25. 2013 and the consolidated financial statements of PME, CDGC and Merchant Supreme and related subsidiaries for all periods subsequent to the closing date.

(b)	We incorrectly accounted for prepaid operating license rights for 20 vessels in its appraised fair value in Original Report. The management concluded that prepaid operating license rights should be considered as a capital lease and recorded the historical cost of the related party which is under common control as a common control transaction in accordance with ASC 805-50. We restated prepaid operating license rights, property, plant and equipment, related depreciation and amortization expense, and reflected any excess amounts paid for the operating rights as a capital distribution.

Accordingly, changes have been made to the applicable line items associated with the above errors in the Company’s consolidated financial statements. The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

Condensed consolidated balance sheet data	December 31, 2012
	As previously reported	Adjustments		As Restated
Cash	$10,426,140	$(3,565,355)	(a)	$6,860,785
Prepaid expenses	410,966	(24,000)	(a)	386,966
Total Current Assets	437,448,840	(3,589,355)	(a)	433,859,485
Property, plant and equipment	37,141,906	606,335		37,748,241
Total Assets	$484,009,837	$(2,983,020)		$481,026,817

Accrued liabilities and other payables	1,033,784	(18)	(a)	1,033,766
Total Current Liabilities	67,021,530	(18)		67,021,512
Total Liabilities	83,710,851	(18)		83,710,833

Stockholders’ Equity:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 77,215,000 shares issued and outstanding at December 31, 2012)	79,055	(1,840)	(a)	77,215
Additional paid-in capital	141,381,098	(5,953,916)	(a)	135,427,182
Retained earnings	217,224,220	2,972,754	(a)	220,196,974
Total Stockholders’ Equity	400,298,986	(2,983,002)		397,315,984
Total Liabilities and Stockholders’ Equity	$484,009,837	$(2,983,020)		$481,026,817

(a)	To remove CEGI’s balances in order to correctly reflect the historical consolidated financial statements of CDGC and Merchant Supreme jointly as the accounting acquirer prior to February 25, 2013.

F42

23. RESTATEMENT (continued)

Condensed consolidated statement of income and comprehensive income:	For the Year ended December 31, 2012
	As previously reported	Adjustments		As Restated
Cost of revenue	$41,876,140	$(305,668)		$41,570,472
Gross profit	25,585,328	305,668		25,890,996
General and administrative expenses	$2,839,848	$(2,376,347)	(a)	$463,501
Operating income	22,097,630	2,682,015		24,779,645
Interest expense	(3,176,920)	300,667		(2,876,253)
Net income from continuing operations	21,297,586	2,982,682		24,280,268
Consolidated net income	$105,792,014	$2,982,682		$108,774,696
Comprehensive income	$109,904,896	$2,982,682		$112,887,578

Basic and diluted earnings per share
- From continuing operations	$0.27	$0.05		$0.32
- From discontinued operations	1.07	0.02		1.09
- Net income	$1.34	$0.07		$1.41

Weighted average number of ordinary shares outstanding
- Basic and diluted	79,055,053	(1,840,053)		77,215,000

(a)	To remove CEGI’s balances in order to correctly reflect the historical consolidated financial statements of CDGC and Merchant Supreme jointly as the accounting acquirer prior to February 25, 2013.

Condensed consolidated statement of cash flows	For the Year ended December 31, 2012
	As previously reported	Adjustments		As Restated
Cash flows from operating activities:
Net income	$105,792,014	$2,982,682	(a)	108,774,696
Income from continuing operations	21,297,586	2,982,682		24,280,268
Depreciation of property, plant and equipment	2,983,086	(305,668)	(a)	2,677,418
Accrued liabilities and other payables	763,533	14,054	(a)	777,587
Net cash provided by operating activities from continuing operations	42,558,162	2,691,068		45,249,230
Cash flows from investing activities:
Purchase of property, plant and equipment	(33,692,090)	(300,667)	(a)	(33,992,757)
Net cash used in investing activities from continuing operations	(77,050,831)	(300,667)		(77,351,498)
Cash flows from financing activities:
Cash acquired in recapitalization	5,955,756	(5,955,756)	(a)	-
Net cash provided by financing activities from continuing operations	43,107,542	(5,955,756)		37,151,786

Net increase in cash	61,284,375	(3,565,355)		57,719,020
Cash at the beginning of year	114,204,340	-		114,204,340
Cash at the end of year	$175,488,715	$(3,565,355)		$171,923,360

(a)	To remove CEGI’s balances in order to correctly reflect the historical consolidated financial statements of CDGC and Merchant Supreme jointly as the accounting acquirer prior to February 25, 2013.

F43

23. RESTATEMENT (continued)

Condensed consolidated balance sheet data	December 31, 2013
	As previously reported	Adjustments		As Restated
Prepaid expenses	$2,380,874	$1,928,700	(c)	$4,309,574
Total Current Assets	28,778,004	1,928,700		30,706,704
Other Assets
Other receivables	1,213,440	(1,213,440)	(c)	-
Prepaid fixed assets deposits	1,928,700	32,056,448	(c)	33,985,148
Prepaid operating license rights	215,381,356	(215,381,356)	(b)	-
Property, plant and equipment, net	107,178,269	(5,207,562)	(b)(c)	101,970,707
Total Other Assets	329,170,718	(189,745,910)		139,424,808
Total Assets	$357,948,722	$(187,817,210)		$170,131,512

Accrued liabilities and other payables	3,851,047	792,225	(c)	4,643,272
Deferred income	1,733,485	(1,213,440)	(c)	520,045
Total Current Liabilities	51,211,565	(421,215)		50,790,350
Total Liabilities	105,711,292	(421,215)		105,290,077

Stockholders’ Equity:
Additional paid-in capital	-	117,525,377	(b)	117,525,377
Statutory reserves	22,410,773	(15,997,881)	(b)	6,412,892
Retained earnings (deficit)	199,341,512	(262,995,957)	(c)(b)	(63,654,445)
Accumulated other comprehensive income	30,406,090	(25,927,534)	(b)	4,478,556
Total Stockholders’ Equity	252,237,430	(187,395,995)		64,841,435
Total Liabilities and Stockholders’ Equity	$357,948,722	$(187,817,210)		$170,131,512

(b)	To adjust the prepaid operating license rights from appraisal value to the historical cost of the 20 vessels leased from Hong Long and to reflect the historical cost of the 20 leased vessels as a capital lease and reclassify such amounts to property, plant and equipment, to adjust the related depreciation and amortization expense, and to reflect any excess amounts paid for the leased operating rights as a capital distribution pursuant to ASC 805-50;

(c)	To record other miscellaneous adjustments deemed necessary.

Condensed consolidated statement of income and comprehensive income:	For the Year ended December 31, 2013
	As previously reported	Adjustments		As Restated
Cost of revenues	$75,760,033	$(776,743)	(b)(c)	$74,983,290
Gross profit	46,907,736	776,743		47,684,479
Operating income	42,097,821	776,743		42,874,564
Interest expense	(4,171,989)	870,293	(c)	(3,301,696)
Total other income/(expense)	3,390,937	870,293		4,261,230
Net income from continuing operations	45,488,758	1,647,036		47,135,794
Consolidated net income	$97,399,420	$1,647,036		$99,046,456
Comprehensive Income	$105,577,539	$1,663,962		$107,241,501

Basic and diluted earnings per share
- From continuing operations	$0.58	$0.01		$0.60
- From discontinued operations	0.65	0.03		0.66
- Net income	$1.23	$0.04		$1.26

Weighted average number of ordinary shares outstanding
- Basic and diluted	79,055,053	(282,310)		78,772,743

(b)	To adjust the prepaid operating license rights from appraised fair value to the historical cost of 20 vessels leased from Hong Long and to reflect the historical cost of the 20 leased vessels as a capital lease and reclassify such amounts to property, plant and equipment, to adjust the related depreciation and amortization expense, and to reflect any excess amounts paid for the leased operating rights as a capital distribution pursuant to ASC 805-50;

(c)	To record other miscellaneous adjustments deemed necessary.

F44

Condensed consolidated statement of cash flows	For the Year ended December 31, 2013
	As previously reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$97,399,420	$1,647,036	$99,046,456
Income from continuing operations	45,488,758	1,647,036	47,135,794
Depreciation of property, plant and equipment	3,297,751	(903,059)	2,394,692
Amortization of operating license rights	720,339	(720,339)	-
Notes receivable (banker's acceptances)	-	3,745,196	3,745,196
Accrued liabilities and other payables	2,737,334	846,655	3,583,989
Net cash provided by operating activities from continuing operations:	47,651,313	4,615,489	52,266,802

Cash flows from investing activities
Purchase of property, plant and equipment	(256,831,561)	(870,293)	(257,701,854)
Net cash used in investing activities from continuing operations	(335,642,367)	(870,293)	(336,512,660)
Cash flows from financing activities:
Cash acquired in recapitalization	-	3,565,355	3,565,355
Repayment of short-term loans	(60,613,140)	(3,745,196)	(64,358,336)
Net cash provided by financing activities from continuing operations	31,327,336	(179,841)	31,147,495

Net decrease in cash	$(167,332,116)	$3,565,355	$(163,766,761)

F45