Form 10-Q
period 2014-09-30
Pingtan Marine Enterprise Ltd.
filed 2014-11-10
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 001-35192

PINGTAN MARINE ENTERPRISE LTD.

(Exact name of Registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

18/F, Zhongshan Building A,

No. 154 Hudong Road

Fuzhou, China 350001

(Address of principal executive offices)

(86) 59187271266

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary stock, as of the latest practicable date. As of November 10, 2014, the outstanding number of shares of the registrant’s ordinary stock, par value $0.001 per share, was 79,055,053.

PINGTAN MARINE ENTERPRISE LTD.

FORM 10-Q

September 30, 2014

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

References in this report to “we,” “us” or “our company” refer to Pingtan Marine Enterprise Ltd.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	September 30, 2014	December 31, 2013
	(Unaudited)	(As Restated)
ASSETS

CURRENT ASSETS:
Cash	$11,797,659	$8,156,599
Accounts receivable, net of allowance for doubtful accounts	41,566,819	9,133,130
Inventories, net of reserve for obsolete inventories	6,033,328	9,095,736
Prepaid expense	288,292	4,309,574
Prepaid expense - related parties	3,107,842	-
Deferred expense - related parties	2,236,288	-
Advance to suppliers	258,085	-
Other receivable	168,222	11,665

Total Current Assets	65,456,535	30,706,704

OTHER ASSETS:
Long-term investment	19,338,902	3,468,953
Prepayment for long-term assets	28,802,523	33,985,148
Property, plant and equipment, net	120,956,039	101,970,707

Total Other Assets	169,097,464	139,424,808

Total Assets	$234,553,999	$170,131,512

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$312,405	$2,184,964
Accounts payable - related parties	4,343,814	13,807,605
Advance from customers	161,901	297,034
Short-term bank loans	36,071,023	9,085,353
Long-term bank loans - current portion	26,895,700	20,252,077
Accrued liabilities and other payable	4,812,723	4,643,272
Due to related parties	673,348	-
Dividend payable	790,551	-
Deferred grant income	-	520,045

Total Current Liabilities	74,061,465	50,790,350

OTHER LIABILITIES:
Long-term bank loans - non-current portion	44,706,991	54,499,727

Total Liabilities	118,768,456	105,290,077

SHAREHOLDERS' EQUITY:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at September 30, 2014 and December 31, 2013)	79,055	79,055
Additional paid-in capital	117,525,377	117,525,377
Accumulated deficit	(12,019,389)	(63,654,445)
Statutory reserve	6,412,892	6,412,892
Accumulated other comprehensive income - foreign currency translation adjustment	3,787,608	4,478,556

Total Shareholders' Equity	115,785,543	64,841,435

Total Liabilities and Shareholders' Equity	$234,553,999	$170,131,512

See notes to unaudited condensed consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
		(As Restated)		(As Restated)

REVENUE
Revenue	$54,416,793	$20,576,492	$176,909,177	$51,302,671
Revenue - related party	-	32,615	-	10,338,269

Total Revenue	54,416,793	20,609,107	176,909,177	61,640,940

COST OF REVENUE
Cost of revenue	38,932,806	12,956,478	118,388,729	32,909,027
Cost of revenue - related party	-	20,413	-	6,470,581

Total Cost of Revenue	38,932,806	12,976,891	118,388,729	39,379,608

GROSS PROFIT	15,483,987	7,632,216	58,520,448	22,261,332

OPERATING EXPENSES:
Selling	675,442	362,000	1,914,815	730,734
General and administrative	828,530	1,178,033	2,407,370	2,345,569

Total Operating Expenses	1,503,972	1,540,033	4,322,185	3,076,303

INCOME FROM OPERATIONS	13,980,015	6,092,183	54,198,263	19,185,029

OTHER INCOME (EXPENSE):
Interest income	4,845	2,305	14,016	4,861
Interest expense	(679,484)	(1,414,015)	(3,088,685)	(2,123,800)
Foreign currency transaction gain (loss)	171,058	194,433	(286,576)	(25,972)
Grant income	716,121	168,900	1,240,542	204,492
Investment income	2,399	218	348,382	69,289
Other (expense) income	(424)	7	(335)	2,021

Total Other Income (Expense), net	214,515	(1,048,152)	(1,772,656)	(1,869,109)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	14,194,530	5,044,031	52,425,607	17,315,920

INCOME TAXES	-	-	-	-

NET INCOME FROM CONTINUING OPERATIONS	14,194,530	5,044,031	52,425,607	17,315,920

NET INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	-	12,362,523	-	39,461,777

NET INCOME	$14,194,530	$17,406,554	$52,425,607	$56,777,697

COMPREHENSIVE INCOME:
NET INCOME	$14,194,530	$17,406,554	$52,425,607	$56,777,697

OTHER COMPREHENSIVE INCOME Foreign currency translation gain (loss)	302,391	796,724	(690,948)	6,551,401

TOTAL COMPREHENSIVE INCOME	$14,496,921	$18,203,278	$51,734,659	$63,329,098

BASIC AND DILUTED EARNINGS PER SHARE
From continuing operations	$0.18	$0.06	$0.66	$0.22
From discontinued operations	0.00	0.16	0.00	0.50
Net income	$0.18	$0.22	$0.66	$0.72

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053	79,055,053	78,641,031

See notes to unaudited condensed consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Nine Months Ended September 30, 2014

(IN U.S. DOLLARS)

	Ordinary Shares		Additional			Accumulated Other	Total
	Number of		Paid-in	Accumulated	Statutory	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Reserve	Income	Equity

Balance, December 31, 2013 - as restated	79,055,053	$79,055	$117,525,377	$(63,654,445)	$6,412,892	$4,478,556	$64,841,435

Net income	-	-	-	52,425,607	-	-	52,425,607

Dividend declared	-	-	-	(790,551)	-	-	(790,551)

Foreign currency translation adjustment	-	-	-	-	-	(690,948)	(690,948)

Balance, September 30, 2014 (unaudited)	79,055,053	$79,055	$117,525,377	$(12,019,389)	$6,412,892	$3,787,608	$115,785,543

See notes to consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2014	2013
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$52,425,607	$17,315,920
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	4,022,232	1,160,603
Changes in operating assets and liabilities:
Accounts receivable	(32,622,490)	1,568,675
Other receivable	(156,943)	19,657
Prepaid expense	3,956,449	(4,479,159)
Prepaid expense - related parties	(3,111,736)	-
Deferred expense - related parties	(2,239,090)	-
Inventories	2,918,687	(5,191,641)
Advance to suppliers	(258,408)	-
Accounts payable	(1,839,459)	77,561
Accounts payable - related parties	(6,849,973)	494,616
Advance from customers	(130,484)	473,183
Advance from customers - related parties	-	(12,983,365)
Accrued liabilities and other payable	241,133	5,613,387
Due to related parties	23,348	-

NET CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	16,378,873	4,069,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from government grants for fishing vessels construction	1,195,275	6,224,357
Payment for fishing vessels deposit	-	(3,271,878)
Prepayments made for long-term assets	(22,461,657)	-
Purchase of property, plant and equipment	(1,268,934)	(213,813,927)
Advance to related parties	-	(4,044,837)
Investment in joint venture interest	(15,946,109)	-
Decrease in cash related to sale of subsidiary	-	(76,987,656)

NET CASH USED IN INVESTING ACTIVITIES FOR CONTINUING OPERATIONS	(38,481,425)	(291,893,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	44,891,439	43,439,587
Repayments of short-term bank loans	(17,724,568)	(46,996,499)
Proceeds from long-term bank loans	3,742,454	45,889,055
Repayments of long-term bank loans	(5,682,835)	(1,890,743)
Advance from related parties	650,000	3,847,492
Cash acquired in recapitalization	-	3,565,355

NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	25,876,490	47,854,247

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net income from discontinued operations	-	39,461,777
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	-	5,756,650
Gain on derivative	-	(1,764,249)
Changes in operating assets and liabilities	-	26,198,314

NET CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	69,652,492

NET CASH PROVIDED BY INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	7,624,250

NET CASH USED IN FINANCING ACTIVITIES FOR DISCONTINUED OPERATIONS	-	(560,216)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	-	76,716,526

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(132,878)	2,162,371

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,641,060	(161,091,360)

CASH AND CASH EQUIVALENTS - beginning of period	8,156,599	171,923,360

CASH AND CASH EQUIVALENTS - end of period	$11,797,659	$10,832,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid:
From continuing operations
Interest paid	$4,065,601	$2,325,864
From discontinued operations
Income tax paid	$-	$12,814,679

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property, plant and equipment by setting off advance to related parties	$-	$54,882,642
Deposit on setting up joint venture netted of accounts payable - related parties	$-	$6,090,302
Acquisition of property, plant and equipment by decreasing prepayment for long-term assets	$27,099,444	$-
Decrease in cost of property, plant and equipment by proceeds from government grants	$1,195,275	$-
Decrease in cost of property, plant and equipment by recognition of deferred grant income	$512,261	$

See notes to unaudited condensed consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

Pingtan Marine Enterprise Ltd. (“the Company” or “PME”), formerly China Equity Growth Investment Ltd. ("CGEI"), incorporated in the Cayman Islands as an exempted limited liability company, was incorporated as a blank check company on January 18, 2010 with the purpose of directly or indirectly acquiring, through a merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal business and/or material operations located in the PRC.  In connection with its initial business combination, in February 2013, CGEI changed its name to Pingtan Marine Enterprise Ltd.

On October 24, 2012, CGEI and China Dredging Group Co., Ltd (“CDGC” or “China Dredging”) entered into a Merger Agreement providing for the combination of CGEI and CDGC and on October 24, 2012, CGEI also acquired all of the outstanding capital shares and other equity interests of Merchant Supreme Co., Ltd., a company incorporated on June 25, 2012, in British Virgin Island (“BVI”), as per a Share Purchase Agreement.  On February 25, 2013, the merger between the Company (formerly known as China Growth Equity Investment Ltd.), CDGC and Merchant Supreme became effective and has been accounted for as a “reverse merger” and recapitalization since the common shareholders of CDGC and Merchant Supreme (i) owned a majority of the outstanding ordinary shares of the Company immediately following the completion of the transaction, and (ii) has significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity. In accordance with the provision of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 805-40, CDGC and Merchant Supreme are deemed the accounting acquirers and the Company is the legal acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of the Company. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of CDGC, Merchant Supreme and their subsidiaries and are recorded at the historical cost basis. The Company’s assets, liabilities and results of operations were consolidated with the assets, liabilities and results of operations of CDGC, Merchant Supreme and their subsidiaries subsequent to the acquisition date of February 25, 2013. Following the completion of the business combination which became effective on February 25, 2013, CDGC and Merchant Supreme became the wholly-owned subsidiaries of the Company.  The ordinary shares, par value $0.001 per share are listed on The NASDAQ Capital Market under the symbol “PME”.

Details of the Company’s subsidiaries and VIEs which are included as continuing operations in these consolidated financial statements as of September 30, 2014 and December 31, 2013 are as follows:

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

The following variable interest entities (“VIEs”) are consolidated into financial statements.

Name of VIEs
Fujian Provincial Pingtan County Fishing Group Co., Ltd. (“Pingtan Fishing”)
Pingtan Dingxin Fishing Information Consulting Co., Ltd. (“Pingtan Dingxin”)
Pingtan Duoying Fishing Information Consulting Co., Ltd. (“Pingtan Duoying”)
Pingtan Ruiying Fishing Information Consulting Co., Ltd. (“Pingtan Ruiying”)

Merchant Supreme, through its PRC VIE, Pingtan Fishing engages in ocean fishery with its owned and licensed vessels within Indian EEZ and Arafura Sea of Indonesia. Pingtan Fishing is ranked highly as one of the leading private (not state-owned) supplier and trader of oceanic aquatic products in PRC.

On June 19, 2013, the Company entered into a master agreement with a related company, Fuzhou Honglong Ocean Fishery Co., Ltd (“Hong Long”) to acquire 46 fishing vessels with total consideration of $410.1 million representing the fair market value on the date of acquisition. The major shareholder of Hong Long is Ms. Ping Lin, spouse of Xinrong Zhuo (“Mr. Zhuo”), the Company’s Chairman and CEO. Ms. Ping Lin holds 66.5% of Hong Long, whereas the remaining two shareholders, Mr. Zhuo’s cousins, hold 33.5%.  Mr. Zhuo currently holds about 56.2% of PME. The transaction between PME and Hong Long is accounted as common control transaction. Based on Accounting Standards Codification ("ASC") 805-50, PME recorded the value of $21.8 million as the cost of the vessels which was the net carrying amount recorded in Hong Long's books at the date of transfer. The balance of $388.3 million above cost was treated as a return of capital in the equity accounts. $249.3 million was recorded as a reduction in retained earnings and the balance of $139.0 million applied to additional paid-in capital.

On December 4, 2013, the Company completed the sale of CDGC and its subsidiaries (See Note 2).

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

NOTE 2 – DISCONTINUED OPERATIONS

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 2 – DISCONTINUED OPERATIONS (continued)

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

The results of operation of CDGC and its subsidiaries have been presented as discontinued operations for the three and nine months ended September 30, 2013. There were no discontinued operations in 2014. The following table provides the financial results included in net income from discontinued operations during the periods presented:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenue	$54,323,389	$131,610,091
Income from discontinued operations before income tax	17,089,139	51,664,971
Income tax	(4,726,616)	(12,203,194)
Net income from discontinued operations	$12,362,523	$39,461,777

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These interim condensed consolidated financial statements of the Company and its subsidiaries and variable interest entities (each, a “VIE”, and together with the Company and its subsidiaries, the “Group”) are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the unaudited condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and VIEs in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements of the Company have been prepared as if the existing corporate structure had been in existence throughout the periods presented and as if the reorganization had occurred as of the beginning of the earliest period presented.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the Securities and Exchange Commission on November 10, 2014.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In accordance with ASC 810-10-15-14, Pingtan Fishing and its subsidiaries, namely Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying are deemed VIEs for two reasons. First, the equity stockholders of Pingtan Fishing do not significantly enjoy the benefits of income or suffer the consequences of losses. Second, the equity stockholders of Pingtan Fishing do not possess the direct or indirect ability through voting or similar rights to make decisions regarding their activities that have a significant effect on the success of Pingtan Fishing. Therefore, in accordance with ASC 810-10-25-38A, the Company is deemed to be the primary beneficiary of Pingtan Fishing and the financial statements of Pingtan Fishing are consolidated in the Company’s consolidated financial statements. The Company does not have any non-controlling interest and, accordingly, did not subtract any net income in calculating the net income of the VIEs that is attributable to the Company.

The following table shows the assets and liabilities of the Company’s VIEs after eliminating the intercompany balances as of September 30, 2014 and December 31, 2013. The VIEs include Pingtan Fishing Group which comprises of Pingtan Fishing itself and its three subsidiaries; namely Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying. The creditors of Pingtan Fishing Group do not have recourse against the general creditors of their primary beneficiaries or other Group members.

	September 30, 2014	December 31, 2013
		(As Restated)
ASSETS
Cash	$11,505,876	$7,736,309
Accounts receivable	41,566,819	9,133,130
Other receivable	168,190	11,632
Inventories	6,033,328	9,095,736
Prepaid expense	288,292	4,306,753
Prepaid expense - related parties	3,107,842	-
Deferred expense – related parties	2,236,288
Advance to suppliers	258,085
Long-term investment	19,338,902	3,468,953
Prepayment for long-term assets	28,802,523	33,985,148
Property, plant and equipment, net	95,401,816	75,623,422
TOTAL ASSETS	$208,707,961	$143,361,083
LIABILITIES
Accounts payable	$312,405	$2,184,964
Accounts payable - related parties	4,343,814	13,807,605
Advance from customers	161,901	297,034
Bank loans	107,673,714	83,837,157
Accrued liabilities and other payable	4,349,801	4,423,847
Deferred grant income	-	520,045
TOTAL LIABILITIES	$116,841,635	$105,070,652

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Consolidation of VIE (continued)

The following table shows the revenue and cost of revenue and net income of the Company’s VIEs after eliminating the intercompany balance for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(As Restated)		(As Restated)
Revenue	$54,416,793	$20,609,107	$176,909,177	$61,640,940
Cost of revenue	(38,139,744)	(12,976,891)	(117,595,667)	(39,379,608)
Net income from continuing operations	$11,018,017	$5,769,153	$54,617,710	$19,018,274

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the nine months ended September 30, 2014 and 2013 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

Cash

Cash consists of cash on hand and cash at banks. The Company maintains cash with various financial institutions in China and Hong Kong. As of September 30, 2014 and December 31, 2013, cash balances in banks in China of $11,797,659 and $8,156,599, respectively, are uninsured.

Fair value of financial instruments

The Company adopted the guidance of ASC Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments (continued)

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, inventories, prepaid expense, prepaid expense – related parties, deferred expense – related parties, advance to suppliers, other receivable, accounts payable, accounts payable – related parties, advance from customers, bank loans, accrued liabilities and other payable, due to related parties, dividend payable, deferred grant income approximate their fair market value based on the short-term maturity of these instruments.

As of September 30, 2014, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term borrowings, loans payable, related party notes payable and unrelated party notes payable that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of September 30, 2014. The Company does not have any level 3 financial instruments.

ASC Topic 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods.

Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable at September 30, 2014 and December 31, 2013. The Company historically has not experienced uncollectible accounts from customers granted with credit sales.

Inventories

Inventories, consisting of frozen fish and marine catches, are stated at the lower of cost or market utilizing the weighted average method. The Cost of inventories comprises of fuel, depreciation, amortization, direct labor, shipping, consumables, and government levied charges and taxes. Consumables include fishing nets and metal containers used by fishing vessels. The Company’s fishing fleets in India and Indonesia waters operate throughout the year, although the May to July period demonstrates lower catch quantities compared to the October to January which is the peak season.

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company did not record any inventory reserve at September 30, 2014 and December 31, 2013.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of fuel costs from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $258,085 and $0 as of September 30, 2014 and December 31, 2013, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Each of the Company’s fishing vessels operated in Indonesia water requires a fishing license granted by the authority in Indonesia. Indonesia fishing licenses remain effective for a period of twelve months and the Company applies for renewal prior to expiration. The Company records cost of Indonesia fishing licenses in prepaid expenses on the accompanying unaudited condensed consolidated balance sheets and amortizes over the effective period of the licenses.

Property, plant and equipment

Property, plant and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Included in property, plant and equipment is fishing vessel under construction which includes the costs of construction and any interest charges arising from borrowings used to finance these assets during the period of construction of the assets. No provision for depreciation is made on fishing vessels under construction until such time as the relevant assets are completed and ready for their intended use.

The estimated useful lives of the assets are as follows:

Estimated useful life
Fishing vessels pursuant to capital lease – related party	25 Years
Fishing vessels	10- 20 Years
Motor vehicle	5 Years
Office and other equipment	3 - 5 Years

Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

Capitalized interest

Interest associated with the construction of a fishing vessel is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $635,050 and $117,696 for the three months ended September 30, 2014 and 2013, respectively; $1,228,048 and $828,873 for the nine months ended September 30, 2014 and 2013, respectively in the fishing vessels under construction.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charge for the three and nine months ended September 30, 2014 and 2013.

Advance from customers

Advance from customers at September 30, 2014 and December 31, 2013 amounted to $161,901 and $297,034, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped or delivered. The Company will recognize the deposits as revenue as customers take delivery of the goods and the purchase price is fixed and collectability is reasonably assured in accordance with the Company’s revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. With respects to the sale of frozen fish and other marine catches to third party customers, most of which are sole proprietor regional wholesalers in China, the Company recognizes revenue when customers pick up purchased goods at the Company’s cold storage warehouse, after payment is received by the Company or credit sale is approved by the Company for recurring customers who have history of financial responsibility. The Company does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers. The Company does not accept returns from customers.

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

Deferred grant income

Deferred grant income represents grant collected but not earned as of the report date. This is primarily composed of receipts of the government grants to construct new fishing vessels. Upon the completion of the construction of the fishing vessels, the grant is deducted from the cost of the fishing vessels.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

Under the current laws of the Cayman Islands and British Virgin Islands, the Company and Merchant Supreme are not subject to any income or capital gains tax, and dividend payments that the Company may make are not subject to any withholding tax in the Cayman Islands or British Virgin Islands. Under the current laws of Hong Kong, Prime Cheer is not subject to any capital gains tax and dividend payments and is not subject to any withholding tax in Hong Kong.

The Company is not incorporated nor does it engage in any trade or business in the United States and is not subject to United States federal income taxes. The Company did not derive any significant amount of income subject to such taxes after completion of the Share Exchange and accordingly, no relevant tax provision is made in the accompanying unaudited condensed consolidated statements of income.

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

The Company has not recorded deferred income taxes applicable to undistributed earnings of the subsidiary and VIEs located in the PRC because it is the present intention of management to reinvest the undistributed earnings indefinitely in PRC. The cumulative undistributed earnings from PRC subsidiary and VIEs amounted to approximately $139.1 million and $84.5 million as of September 30, 2014 and December 31, 2013, respectively, which are included in consolidated retained earnings. Generally, such earnings become subject to the PRC tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of September 30, 2014 and December 31, 2013, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expenses and totaled approximately $112,000 and $86,000 for the three months ended September 30, 2014 and 2013, respectively. Shipping and handling costs totaled approximately $478,000 and $168,000 for the nine months ended September 30, 2014 and 2013, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled approximately $574,000 and $181,000 for the three months ended September 30, 2014 and 2013, respectively. Employee benefit costs totaled approximately $1,128,000 and $413,000 for the nine months ended September 30, 2014 and 2013, respectively. During the second quarter of 2014, the Company accrued the social insurance for our sailors, but some of them left from the Company. Then, the Company made the corresponding adjustment for the accrued social insurance in the third quarter of 2014. Therefore, the employee benefit costs for the third quarter of 2014 is a negative number.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying unaudited condensed consolidated statements of income and totaled approximately $20,000 for the three and nine months ended September 30, 2014 and we did not incur any advertising expense during the three and nine months ended September 30, 2013.

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expenses. The Company did not incur any research and development costs during the three and nine months ended September 30, 2014 and 2013.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiary of Pingtan Guansheng and operating VIEs is the Chinese Renminbi (“RMB”). For the subsidiary of Guansheng and VIEs, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2014 and 2013 was $(132,878) and $2,162,371, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating VIEs. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation (continued)

The foreign currency exchange rates were obtained from www.oanda.com. Asset and liability accounts at September 30, 2014 and December 31, 2013 were translated at 6.1534 RMB to $1.00 and at 6.0537 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the nine months ended September 30, 2014 and 2013 were 6.1457 RMB and 6.1616 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Earnings per share

ASC Topic 260 “Earnings per Share,” requires presentation of both basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted earnings per share if their effect would be anti-dilutive. Retroactive treatment as required by FASB ASC paragraph 260-10-55-12 has been applied in computing earnings per share to reflect the business combination held on February 25, 2013. The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(As Restated)		(As Restated)
Net income
From continuing operation	$14,194,530	$5,044,031	$52,425,607	$17,315,920
From discontinued operation	-	12,362,523	-	39,461,777
	$14,194,530	$17,406,554	$52,425,607	$56,777,697

Weighted average ordinary shares outstanding (basic and diluted)	79,055,053	79,055,053	79,055,053	78,641,031
Net income per share (basic and diluted)
From continuing operation	$0.18	$0.06	$0.66	$0.22
From discontinued operation	0.00	0.16	0.00	0.50

Net income applicable to ordinary shares	$0.18	$0.22	$0.66	$0.72

As of September 30, 2014 and 2013, the warrants to purchase 8,966,667 shares of common stock have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions are recorded at fair value of the goods or services exchanged.

Comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three and nine months ended September 30, 2014 and 2013 included net income and unrealized gains (loss) from foreign currency translation adjustments.

Segment information

ASC 280 “Segment reporting” establishes standards for reporting information on operating segments in interim and annual financial statements. All of the Company's operations are considered by management to be aggregated in one reportable operating segment. All of the Company’s operations and customers are in the PRC and all income is derived from ocean fishery.

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

The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2014 and December 31, 2013. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Concentrations of credit, economic and political risks

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operation in the PRC is subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances aboard, and rates and methods of taxation, among other things.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit, economic and political risks (continued)

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

According to the sale agreement signed on December 4, 2013, the Company does not own 20 fishing vessels but has the leased operating rights to operate these vessels which are owned by Hong Long and the Company is entitled to 100% of net profit (loss) of the vessels. The Company has latitude in establishing price and discretion in supplier selection. There were no economic risks associated with the leased operating rights but the Company may need to bear the operation risks and credit risks as aforementioned.

Recent accounting pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company has not early adopted it and does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Early adoption is not permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12).  The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15).  The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

NOTE 4 – ACCOUNTS RECEIVABLE

At September 30, 2014 and December 31, 2013, accounts receivable consisted of the following:

	September 30, 2014	December 31, 2013
		(As Restated)
Accounts receivable	$41,566,819	$9,133,130
Less: allowance for doubtful accounts	-	-
	$41,566,819	$9,133,130

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance. The Company did not make any allowance for doubtful accounts for the three and nine months ended September 30, 2014 and 2013.

NOTE 5 - INVENTORIES

At September 30, 2014 and December 31, 2013, inventories consisted of the following:

	September 30, 2014	December 31, 2013
		(As Restated)
Frozen fish and marine catches	$6,033,328	$9,095,736
	6,033,328	9,095,736
Less: reserve for obsolete inventories	-	-
	$6,033,328	$9,095,736

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 6 – PREPAID EXPENSE

At September 30, 2014 and December 31, 2013, prepaid expense consisted of the following:

	September 30, 2014	December 31, 2013
		(As Restated)
Prepayments on fuel, consumables and equipment	$288,292	$3,638,165
Prepaid fishing licenses	-	668,589
Other	-	2,820
	$288,292	$4,309,574

NOTE 7 – OTHER RECEIVABLE

At September 30, 2014 and December 31, 2013, other receivable consisted of the following:

	September 30, 2014	December 31, 2013
		(As Restated)
Deposit for tax exemption application for import of fishing vessel equipment	$164,787	$-
Other	3,435	11,665
	$168,222	$11,665

NOTE 8 – LONG-TERM INVESTMENT

As of September 30, 2014 and December 31, 2013, long-term investment in cost method amounted to $3,412,747 and $3,468,953, respectively. The investment represents the Company’s VIE, Pingtan Fishing’s interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million, or approximately $3.4 million to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8 % investment in the total equity investment of the bank as of September 30, 2014 and December 31, 2013. These shares were as collateral for the Company’s long term loan amounting to $2.3 million as of September 30, 2014 and December 31, 2013.

In according to ASC 325, Pingtan Fishing uses the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank and treats as long-term investment. Long-term investment for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of September 30, 2014 and December 31, 2013.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 8 – LONG-TERM INVESTMENT (continued)

As of September 30, 2014 and December 31, 2013, long-term investment in equity method amounted to $15,926,155 and $0, respectively. The investment represents the Company’s VIE, Pingtan Fishing’s interest in Global Deep Ocean Fishing (Pingtan) Industrial Limited. On June 12 2014, Pingtan Fishing incorporated a joint venture, known as Global Deep Ocean Fishing (Pingtan) Industrial Limited, with other two unrelated companies in PRC. Pingtan Fishing and the other joint venture entities accounted for 35% and 65% of the total ownership, respectively. Total registered capital of the joint venture is $161.2 million (RMB 1 billion) and Pingtan Fishing will contribute $56.4 million (RMB 350 million). No company holds 50% or more of the total shares. The joint venture will process, cold storage, and transport deep ocean fishing products. The Company treats the investment in the joint venture in the unaudited consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. As of September 30, 2014 and December 31, 2013, the total of long-term investment amounted to $19,338,902 and $3,468,953, respectively, which was included in the accompanying consolidated balance sheets.

NOTE 9 – PREPAYMENT FOR LONG-TERM ASSETS

At September 30, 2014 and December 31, 2013, prepayment for long-term assets consisted of the following:

	September 30, 2014	December 31, 2013
		(As Restated)
Deposit for acquisition of commercial retail space	$22,433,550	$-
Payment for vessels construction	6,368,973	33,985,148
	$28,802,523	$33,985,148

As of September 30, 2014, Pingtan Fishing made total payments of $22,433,550 to property developers in order to purchase commercial retail space located in Hubei and Anhui Province, PRC. These commercial retail spaces will be used for market expansion in the fishery product markets in central and western areas of PRC in order to capture more sales directly to final customers. The total consideration for the commercial retail space will be approximately $27 million (RMB166,227,200) and the Company expects the title to these retail spaces will be transferred to Pingtan Fishing by the end of fiscal 2014 (see note 16 – commercial retail space purchase commitment).

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT

At September 30, 2014 and December 31, 2013, property, plant and equipment consisted of the following:

	Useful life	September 30, 2014	December 31, 2013
			(As Restated)
Fishing vessels	10 - 20 Years	$65,510,000	$61,840,994
Fishing vessels pursuant to capital lease – related party	25 Years	26,435,403	26,435,403
Vehicle	5 Years	136,940	139,196
Office and other equipment	3 – 5 Years	476,225	481,239
Fishing vessels under construction	-	35,564,258	16,272,875
		128,122,826	105,169,707
Less: accumulated depreciation		(7,166,787)	(3,199,000)
		$120,956,039	$101,970,707

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT (continued)

For the three months ended September 30, 2014 and 2013, depreciation expense amounted to $753,519 and $549,927, respectively, of which $746,155 and $543,200, respectively, was included in cost of revenue, and the remainder was included in operating expense, respectively. For the nine months ended September 30, 2014 and 2013, depreciation expense amounted to $4,022,232 and $1,160,603, respectively, of which $4,000,510 and $1,140,703, respectively, was included in cost of revenue, and the remainder was included in operating expense, respectively.

Depreciation is not taken during the period of construction. Upon completion of the construction, fishing vessel under construction balances will be classified to fishing vessels.

As of September 30, 2014 and December 31, 2013, the Company had 31 and 38 fishing vessels with net carrying amount of approximately $32.5 million and $33.1 million, respectively, pledged as collateral for its bank loans and bank loans of a related party. The bank loans of the related party were in the amount of approximately $21.6 million and $20.7 million as of September 30, 2014 and December 31, 2013, respectively (see note 16).

As of September 30, 2014 and December 31, 2013, the Company pledged approximately $15.7 million and $16.2 million, respectively, of fishing vessels under construction as collateral for its bank loans (see note 12).

NOTE 11 – RELATED PARTIES TRANSACTIONS

The Company conducted transactions with certain of the Company’s officers and directors, as well as with the following related parties:

Name of related parties	Relationship
Xinrong Zhuo	CEO, Director and major shareholder of the Company, a Family Member*
Ping Lin	Spouse of Xinrong Zhuo, a Family Member and shareholder of Hong Long
Panxing Zhuo	Father of Xinrong Zhuo, a Family Member
Honghong Zhuo	Shareholder of Pingtan Fishing,daughter of Xinrong Zhuo and a Family Member
Qing Lin	Brother-in-law of Xinrong Zhuo, a Family Member
Longfei Zhuo	Cousin of Xinrong Zhuo
Sunqiang Zhou	Brother-in-law of Xinrong Zhuo, a Family Member
Cheng Chen	Cousin of Xinrong Zhuo, a Family Member and shareholder of Hong Long
Xiaojie Wu	Brother-in-law of Xinrong Zhuo
Xiaoqin Xu	An employee of an affiliate company
Xiaomei Yang	An employee of the Company and niece of Xinrong Zhuo
Xiaofang Zhuo	Cousin of Xinrong Zhuo
Longhua Zhuo	Sister of Xinrong Zhuo
Zhiyan Lin	Shareholder and legal representative of Pingtan Fishing, a Family Member
Fujian Yihai Investment Co., Ltd.	An affiliate company majority owned by Longjie Zhuo, sibling of Xinrong Zhuo
Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd.	An affiliate company owned by Longfei Zhuo and Honghong Zhuo
Fujian Lutong Highway Engineering Construction Co., Ltd.	An affiliate company majority owned by Xiaojie Wu, brother-in-law of Xinrong Zhuo

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 11 – RELATED PARTIES TRANSACTIONS (continued)

Name of related parties	Relationship
Fujian Haiyi International Shipping Agency Co., Ltd.	An affiliate company to which the Company acted as a trustee equity owner. Haiyi International is ultimately majority owned and controlled by Sunqiang Zhou
Fujian Xinnong Ocean Fisheries Development Co., Ltd.	An affiliate company to which the Company acted as a trustee equity owner. Xinnong is ultimately owned and controlled by Xiaojie Wu
Fuzhou Haoyouli Fisheries Development Co., Ltd.	An affiliate company to which the Company acted as trustee equity owner. Haoyouli is ultimately owned and controlled by Sunqiang Zhou
Fuzhou Honglong Ocean Fishery Co., Ltd. (“Hong Long”)	An affiliate company majority owned and controlled by Ping Lin
Fujian Province Ocean Fishery Co., Ltd.	An affiliate company majority owned and controlled by Fuzhou Honglong Ocean Fishery Co., Ltd.
PT. Avona Mina Lestari	An affiliate company controlled by Xinrong Zhuo family domiciled in Indonesia, engaged in fishing base management and fishing vessel service
PT. Dwikarya Reksa Abadi	An affiliate company controlled by Xinrong Zhuo family domiciled in Indonesia, engaged in fishing base management and fishing vessel service
Haifeng Dafu Enterprise Company Limited	An affiliate company ultimately controlled by Xinrong Zhuo and domiciled in the Hong Kong Special Administrative Region of the PRC (“Hong Kong”)
Hai Yi Shipping Limited	An affiliate company ultimately controlled by Xinrong Zhuo and domiciled in Hong Kong Administrative Region of the PRC (“Hong Kong”)
China Communication Materials Central and South Co., Ltd.	An affiliate company majority-owned by Fujian Lutong Highway Engineering
Fujian International Trading and Transportation Co., Ltd.	An affiliate company owned by Yihai Investment and Longhao Zhuo, sibling of Xinrong Zhuo and a Family Member
Fuzhou Dongxing Longju Real Estate Co., Ltd.	An affiliate company owned by Xinrong Zhuo
Shenzhen Western Coast Fisherman Pier Co., Ltd.	An affiliate company owned by Xinrong Zhuo
Pingtan Heshun Fuel Co., Ltd.	An affiliate company under Xinrong Zhuo’s common control
Fuzhou Hairong Trading Co., Ltd.	An affiliate company under Xinrong Zhuo’s common control
Hong Fa Shipping Limited	An affiliate company ultimately owned by Xinrong Zhuo and domiciled in Hong Kong Administrative Region of the PRC (“Hong Kong”)

* Family Member: Pursuant to a Family Agreement executed on November 23, 2004, among Xinrong Zhuo and certain of his family members, Xinrong Zhuo is the sole decision maker of Pingtan Fishing and is responsible for all of Pingtan Fishing’s operation and management, including financial management. The person who subjects to this Family Agreement is called Family Member.

Prepaid expense – related parties

At September 30, 2014 and December 31, 2013, prepaid expense – related parties consisted of the following:

	September 30, 2014	December 31, 2013
		(As Restated)
Prepaid fuel cost to Hai Yi Shipping Limited	$1,668,242	$-
Prepaid fuel cost to Haifeng Dafu Enterprise	1,439,600	-
	$3,107,842	$-

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 11 – RELATED PARTIES TRANSACTIONS (continued)

Deferred expense – related parties

At September 30, 2014 and December 31, 2013, deferred expense – related parties amount consisted of the following:

	September 30, 2014	December 31, 2013
		(As Restated)
Prepaid fishing licenses application fee to PT. Avona Mina Lestari	$448,211	$-
Prepaid fishing licenses application fee to Hong Long	742,340	-
Deferred vessel maintenance service charge - PT. Avona Mina Lestari	416,281	-
Deferred vessel maintenance service charge - Hong Long	629,456	-
	$2,236,288	$-

The above mentioned deferred vessel maintenance service charge will be amortized over the rest of the corresponding service periods and the Company reflects the amortization of deferred vessel maintenance service fee in cost of revenue. PT. Avona Mina Lestari and Hong Long act as agent to apply fishing licenses for the Company and pay the related fishing licenses application fee on behalf of the Company. Therefore, the Company either prepays or reimburses them for fishing licenses application fee paid on behalf of the Company.

Accounts payable - related parties

At September 30, 2014 and December 31, 2013, accounts payable - related parties amount consisted of the following:

Name of related parties	September 30, 2014	December 31, 2013
		(As Restated)
PT. Avona Mina Lestari	$2,443,810	$1,967,151
Hong Long	1,348,821	6,214,491
Hai Yi Shipping Limited	-	251,341
Haifeng Dafu Enterprise Company Limited	-	377,216
Hong Fa Shipping Limited	551,183	4,996,031
Zhiyan Lin	-	1,375
	$4,343,814	$13,807,605

From time to time, PT. Avona Mina Lestari and Hong Long made payments to various unrelated third parties on behalf of the Company. At September 30, 2014 and December 31, 2013, the Company owed PT. Avona Mina Lestari and Hong Long $3,792,631 and $8,181,642, respectively. These advances are short-term in nature, non-interest bearing, unsecured and payable on demand.

The rest of Accounts payable – related parties are primarily comprised of payable for service charge. These accounts payable – related parties amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 11 – RELATED PARTIES TRANSACTIONS (continued)

Due to related parties

Certain of the Company’s officers and directors, from time to time, have provided advances to the Company for working capital purpose. These advances are short-term in nature, non-interest bearing, unsecured and payable on demand. At September 30, 2014 and December 31, 2013, the due to related parties amount consisted of the following:

	September 30, 2014	December 31, 2013
		(As Restated)
Advance from Xinrong Zhuo	$650,000	$-
Accrued compensation for Xinrong Zhuo	3,348	-
Accrued compensation for Roy Yu	20,000	-
	$673,348	$-

Sales to related party

During the three and nine months ended September 30, 2014 and 2013, sales to related party were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(As Restated)		(As Restated)
Sale of frozen fish and other marine catches to Shenzhen Western Coast Fisherman Pier Co., Ltd	$-	$32,615	$-	$10,338,269

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 11 – RELATED PARTIES TRANSACTIONS (continued)

Purchase from related parties

During the three and nine months ended September 30, 2014 and 2013, purchase from related parties was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(As Restated)		(As Restated)
Purchase of fuel, fishing nets and other on board consumables
from PT. Avona Mina Lestari	$-	$4,080,300	$-	$15,696,740
from Hong Fa Shipping Limited	7,740,333	-	27,957,529	-
from Haifeng Dafu Enterprise Co., Ltd.	29,491	-	29,491	-
from Hai Yi Shipping Ltd.	254,605	-	254,605	-
from PT. Dwikarya Reksa Abadi	-	752,850	-	752,850
	8,024,429	4,833,150	28,241,625	16,449,590

Purchase of vessel maintenance service
from PT. Avona Mina Lestari	1,260,652	1,099,929	3,581,161	2,415,303
from PT. Dwikarya Reksa Adadi	1,400,840	-	3,955,437	-
	2,661,492	1,099,929	7,536,598	2,415,303
Purchase of transportation service
from Fuzhou Honglong Ocean Fishery Co., Ltd.	1,735,365	-	7,770,602	-
from Haifeng Dafu Enterprise Company Limited	456,717	539,144	1,987,658	2,263,004
from Hai Yi Shipping Limited	159,220	-	929,919	735,890
from Hong Fa Shipping Limited	563,268	1,061,852	2,049,184	2,231,917
from PT. Avona Mina Lestari	-	-	-	35,149
	2,914,570	1,600,996	12,737,363	5,265,960
Purchase of Indonesia vessel agent service
from PT. Avona Mina Lestari (1)	381,127	248,479	1,124,531	593,516
from PT. Dwikarya Reksa Abadi	335,392	-	989,581	-
	$716,519	$248,479	$2,114,112	$593,516

(1). PT. Avona Mina Lestari and PT. Dwikarya Reksa Abadi act as Pingtan Fishing’s agent to apply and renew Indonesia fishing licenses and Pingtan Fishing pays the agent service fee to them.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 11 – RELATED PARTIES TRANSACTIONS (continued)

Operating lease

On July 31, 2012, Pingtan Fishing entered into a lease for office space with Ping Lin (the “Office Lease”). Pursuant to the Office Lease, annual payments of approximately $14,000 (RMB 84,000) are due for each year of the term. The term of the Office Lease is 3 years and expires on August 1, 2015. For the three months ended September 30, 2014 and 2013, rent expense related to the Office Lease amounted approximately $3,000. For the nine months ended September 30, 2014 and 2013, rent expense related to the Office Lease amounted approximately $10,000.

Future minimum rental payments required under the Office Lease is as follows:

Twelve-month period Ending September 30:	Amount
2015	$11,376

Rental and related administrative service agreement

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provides the Company a portion of use of premises located in Hong Kong as office and provides related administrative service (the “Service Agreement”). Pursuant to the Service Agreement, monthly payments of approximately $38,000 (HK$298,500) are due for each month of the term. The term of the Service Agreement is 1.5 years and expires on December 31, 2014. For the three months ended September 30, 2014 and 2013, rent expense and corresponding administrative service charge related to the Service Agreement amounted to approximately $115,000. For the nine months ended September 30, 2014 and 2013, rent expense and corresponding administrative service charge related to the Service Agreement amounted to approximately $346,000 and $115,000, respectively.

Future minimum rental and related administrative service charge payment required under the Service Agreement is as follows:

Twelve-month periods ending September 30:	Amount
2014	$115,340

NOTE 12 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the bank upon maturity. At September 30, 2014 and December 31, 2013, short-term bank loans consisted of the following:

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 12 – BANK LOANS (continued)

Short-term bank loans (continued)

	September 30, 2014	December 31, 2013
		(As Restated)
Loan from China Development Bank, due on October 17, 2014 with annual interest rate of 2.770% at September 30, 2014, guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke and repaid on due date	$4,482,960	$-
Loan from China Development Bank, due on November 3, 2014 with annual interest rate of 2.773% at September 30, 2014, guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke and repaid on due date	1,513,990	-
Loan from China Development Bank, due on November 14, 2014 with annual interest rate of 2.774% at September 30, 2014, guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	3,881,430	-
Loan from China Development Bank, due on December 7, 2014 with annual interest rate of 2.771% at September 30, 2014, guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	5,974,741	-
Loan from China Development Bank, due on December 14, 2014 with annual interest rate of 2.776% at September 30, 2014, guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	5,105,000	-
Loan from China Development Bank, due on December 31, 2014 with annual interest rate of 2.777% at September 30, 2014, guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	5,547,930
Loan from China Development Bank, due on July 22, 2015 with annual interest rate of 3.137% at September 30, 2014, guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	5,000,000
Loan from China Development Bank, due on March 8, 2015 with annual interest rate of 2.777% at September 30, 2014, guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	3,185,980
Loan from Industrial and Commercial Bank of China, due on October 15, 2014 with annual interest rate of 3.050% at September 30, 2014, guaranteed by Xinrong Zhuo and repaid on due date	188,995
Loan from Industrial and Commercial Bank of China, due on October 15, 2014 with annual interest rate of 3.050% at September 30, 2014, guaranteed by Xinrong Zhuo and repaid on due date	1,189,997
Loan from Fujian Haixia Bank, due on March 22, 2014 with annual interest rate of 8.400% at December 31, 2013, guaranteed by Xinrong Zhuo and repaid on due date	-	4,955,647
Loan from Fujian Haixia Bank, due on May 9, 2014 with annual interest rate of 9.000% at December 31, 2013, guaranteed by Xinrong Zhuo and repaid on due date	-	1,651,883
Loan from Fujian Haixia Bank, due on April 23, 2014 with annual interest rate of 9.000% at December 31, 2013, guaranteed by Xinrong Zhuo and repaid on due date	-	2,477,823
	$36,071,023	$9,085,353

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 12 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loan represents an amount due to a bank lasting over one year. Usually, the long-term bank loan cannot be renewed with the bank upon maturity. At September 30, 2014 and December 31, 2013, long-term bank loans consisted of the following:

	September 30, 2014	December 31, 2013
		(As Restated)
Loan from China Minsheng Bank, due on various dates until March 16, 2015 with annual interest rate of 7.660% at September 30, 2014 and December 31, 2013, collateralized by Pingtan Fishing's and Hong Long's fishing vessels and guaranteed by Xinrong Zhuo	$5,996,685	$9,143,169
Loan from China Minsheng Bank, due on various dates until March 16, 2015 with annual interest rate of 7.372% at September 30, 2014 and December 31, 2013, collateralized by Pingtan Fishing's and Hong Long's fishing vessels and guaranteed by Xinrong Zhuo	1,462,606	2,230,041
Loan from China Minsheng Bank, due on various dates until March 16, 2015 with annual interest rate of 7.372% at September 30, 2014 and December 31, 2013, collateralized by Pingtan Fishing's and Hong Long's fishing vessels and guaranteed by Xinrong Zhuo	2,267,039	3,456,564
Loan from Fujian Haixia Bank, due on various dates until March 22, 2015 with annual interest rate of 9.310% at September 30, 2014 and December 31, 2013, guaranteed by Xinrong Zhuo	2,437,677	3,303,764
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 6.400% at September 30, 2014 and December 31, 2013, collateralized by Hong Long's investment in equity interest of a China local bank	19,322,651	19,640,881
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 6.400% at September 30, 2014 and December 31, 2013, collateralized by Hong Long's investment in equity interest of a China local bank	706,926	718,569
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 6.400% at September 30, 2014 and December 31, 2013, collateralized by Fujian International Trading and Transportation Co., Ltd.'s investment in equity interest of a China local bank	3,721,520	3,782,810
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 6.400% at September 30, 2014 and December 31, 2013, guaranteed by Hong Long	15,601,131	15,858,070
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 6.400% at September 30, 2014 and December 31, 2013, collateralized by Fujian International Trading and Transportation Co., Ltd.'s investment in equity interest of a China local bank	455,033	462,527
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 6.400% at September 30, 2014 and December 31, 2013, collateralized by Hong Long's investment in equity interest of a China local bank	$1,235,090	$1,255,431

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 12 – BANK LOANS (continued)

Long-term bank loans (continued)

	September 30, 2014	December 31, 2013
		(As Restated)
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 6.400% at September 30, 2014 and December 31, 2013, collateralized by Hong Long's investment in equity interest of a China local bank	$2,616,440	$2,659,531
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 6.400% at September 30, 2014 and December 31, 2013, collateralized by Pingtan Fishing's investment in equity interest of a China local bank	2,291,416	2,329,153
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 6.8775% at September 30, 2014 and December 31, 2013, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 14 fishing vessels under construction	9,750,707	9,911,294
Loan from China Development Bank, due on various dates until January 14, 2024 with annual interest rate of 6.8775% at September 30, 2014 and December 31, 2013, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 14 fishing vessels under construction	3,250,236	-
Loan from China Development Bank, due on various dates until March 16, 2024 with annual interest rate of 6.8775% at September 30, 2014 and December 31, 2013, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 14 fishing vessels under construction	487,534	-
Total long-term bank loans	$71,602,691	$74,751,804
Less: current portion	(26,895,700)	(20,252,077)
Long-term bank loans, non-current portion	$44,706,991	$54,499,727

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending September 30,	Principal
2015	$26,895,700
2016	13,147,203
2017	14,609,809
2018	8,499,366
2019	1,462,606
Thereafter	6,988,007
$71,602,691
Less: current portion	(26,895,700)
Long-term liability	$44,706,991

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 12 – BANK LOANS (continued)

The weighted average interest rate for short-term bank loans was approximately 1.6% and 4.0%, for the nine months ended September 30, 2014 and 2013, respectively.

The weighted average interest rate for long-term bank loans was approximately 5.2% and 7.3%, respectively, for the nine months ended September 30, 2014 and 2013, respectively.

For the three months ended September 30, 2014 and 2013, interest expense related to bank loans amounted to approximately $1,315,000 and $1,049,000, respectively, of which, approximately $635,000 and $118,000 was capitalized to construction-in-progress, respectively.

For the nine months ended September 30, 2014 and 2013, interest expense related to bank loans amounted to approximately $4,317,000 and $2,445,000, respectively, of which, approximately $1,228,000 and $829,000 was capitalized to construction-in-progress, respectively.

NOTE 13 – ACCRUED LIABILITIES AND OTHER PAYABLE

At September 30, 2014 and December 31, 2013, accrued liabilities and other payable consisted of the following:

	September 30, 2014	December 31, 2013
		(As Restated)
Accrued salaries and related benefit	$3,673,606	$4,022,049
Accrued interest due	424,998	177,049
Accrued professional fees	53,400	201,672
Other	660,719	242,502
	$4,812,723	$4,643,272

NOTE 14 – SHAREHOLDERS’ EQUITY

Warrants

An aggregate of 30,329,883 ordinary shares and 3,966,667 warrants were originally issued by CGEI to Chum Capital Group Limited, in connection with a private placement prior to CGEI’s initial public offering, and that became exercisable for the Company’s ordinary shares beginning on March 27, 2013 (the “Sponsor Warrants”). The Sponsor Warrants have been registered for resale by the selling security-holders under Form S-3 filed on June 17, 2013 and declared effective on June 19, 2013. On June 2, 2011, the Company sold 5,000,000 units, at an offering price of $10.00 per unit, generating gross proceeds of $50,000,000. Each unit consists of one ordinary share, $0.001 par value, of the Company and one redeemable purchase warrant. Each warrant will entitle the holder to purchase from the Company one ordinary share at an exercise price of $12.00 commencing upon the completion of a business combination and expiring five years from the consummation of a business combination. The Company also registered an aggregate of 8,966,667 ordinary shares that are issuable by the Company upon exercise of the 3,966,667 Sponsor Warrants and 5,000,000 warrants that were issued in the CGEI’s initial public offering (the “Public Warrants”) and that became exercisable upon the consummation of the transactions contemplated by that certain Agreement and Plan of Merger, dated as of October 24, 2012, between CGEI, CDGC, China Growth Dredging Sub Ltd. and Xinrong Zhuo and by that certain Share Purchase Agreement, dated as of October 24, 2012, between CGEI and Merchant Supreme.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2014

NOTE 14 – SHAREHOLDERS’ EQUITY (continued)

Warrants (continued)

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

In accordance with US GAAP, the Company accounted for the Warrants as equity instruments.

Warrants issued, terminated/forfeited, exercised and outstanding during the nine months ended September 30, 2014 were as follows:

	Number of warrants	Average exercise price per share
Warrants outstanding, December 31, 2013	8,966,667	$12.00
Warrants granted	-	-
Warrants expired/terminated/forfeited	-	-
Warrants exercised	-	-
Warrants outstanding, September 30, 2014	8,966,667	$12.00

The following table summarizes the shares of the Company’s ordinary stock issuable upon exercise of warrants outstanding at September 30, 2014:

Warrants outstanding				Warrants exercisable
Range of exercise price	Number outstanding at September 30, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price	number exercisable at September 30, 2014	Weighted average exercise price
$12.00	8,966,667	3.4	$12.00	8,966,667	$12.00

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2014

NOTE 14 – SHAREHOLDERS’ EQUITY (continued)

Statutory reserve

Pingtan Guansheng, Pingtan Fishing, Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying operate in the PRC, are required to reserve 10% of their net profits after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year. The statutory reserves of the Company represent the statutory reserves of the above-mentioned companies as required under the PRC law.

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

As of December 31, 2013, the Company appropriated the required 50% of its registered capital to statutory reserves for Pingtan Fishing. Accordingly, no additional statutory reserve is required for the nine months ended September 30, 2014 for Pingtan Fishing.

Pingtan Guansheng, Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying had sustained losses since its establishment. Therefore, no appropriation of net profits to the statutory reserves was required.

NOTE 15 – CERTAIN RISKS AND COCENTRATIONS

Credit risk

Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Major customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2014	2013	2014	2013
		(As Restated)		(As Restated)
Shenzhen Western Coast Fisherman Pier Co., Ltd, a related party	*	*	*	17%

*	Less than 10%.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2014

NOTE 15 – CERTAIN RISKS AND COCENTRATIONS

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplier	2014	2013	2014	2013
		(As Restated)		(As Restated)
A	*	31%	*	19%
B	*	*	*	14%
C (Hong Long, a related party)	48%	26%	47%	22%
D (Hong Fa Shipping Limited, a related party)	28%	*	29%	*
E (PT. Avona Mina Lestari, a related party)	13%	29%	*	35%

*	Less than 10%.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of September 30, 2014 and December 31, 2013, which have not been reflected in its unaudited condensed consolidated financial statements.

Operating lease

See note 11 for related party operating lease commitment.

Rental payment and related administrative service charge

See note 11 for related party rental and related administrative service agreement commitment.

Share purchase agreement

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2014

NOTE 16 – COMMITMENTS AND CONTINGENCIES (continued)

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

As of the filing date of this report, Pingtan Fishing has not receive any demand from the lender that collateralized properties are intended to be disposed of or to make any payments under the guarantee.

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

We have assessed the contingent liabilities arising from the above-described guarantees and have concluded that no liabilities in respect of the guarantees were required to be recognized as of September 30, 2014 and December 31, 2013.

Commercial retail space commitment

In June 2014, Pingtan Fishing entered into three commercial retail space purchase agreements with third parties property developers in order to purchase retail space located in Hubei and Anhui province, China. These retail spaces will be used for market expansion in the fishery product markets in central and western areas of China in order to capture more sales directly from final customers. The total consideration for these three commercial retail space purchase agreements is approximately $27 million (RMB 166,227,200). As of September 30, 2014, the Company has paid approximately $22.4 million (RMB of 138,042,604) of the total investment that was recorded as prepayment for long-term assets on the accompanying unaudited condensed consolidated balance sheets. Pingtan Fishing intends to use its working capital to fund the rest of related costs and plans to pay it in full by the end of fiscal 2014.

Joint venture commitment

On June 12, 2014, Pingtan Fishing incorporated a joint venture with two companies for the fishery processing purpose. Total registered capital of the joint venture is approximately $163 million (RMB 1 billion) and Pingtan Fishing accounted for 35% of the total ownership. Therefore, Pingtan Fishing has the obligation to contribute approximately $57 million (RMB 350 million) as the joint venture’s registered capital. As of September 30, 2014, the Pingtan Fishing has contributed approximately $16 million (RMB 98,000,000) as registered capital that was recorded as long-term investment on the accompanying unaudited condensed consolidated balance sheets. Pingtan Fishing intends to use its present working capital together with bank loans to fund the project cost.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2014

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through November 10, 2014, the date these consolidated financial statements were issued, and determined that there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

NOTE 18 – RESTATEMENT OF INTERIM FINANCIAL RESULTS

The Company’s consolidated financial statements have been restated for the three and nine months ended September 30, 2013.  The Company incorrectly reflected certain balances of China Growth Equity Investments Ltd. in its consolidated financial statements that should have been reflected as part of the recapitalization of the Company on the effective date of the share exchange agreement dated February 25, 2013. Accordingly, the Company amended its consolidated financial statements to reflect the historical consolidated financial statements of China Dredging Group Co., Ltd (“CDGC”) and Merchant Supreme as the accounting acquirer prior to February 25, 2013 and the consolidated financial statements of PME, CDGC and Merchant Supreme and related subsidiaries for all periods subsequent to the effective date.

Additionally, the Company restated the following in its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013:

a)	The Company incorrectly accounted for prepaid operating license rights for 20 vessels in its appraised fair value in Original Report. The management concluded that prepaid operating license rights should be considered as a capital lease and recorded the historical cost of the related party which is under common control as a common control transaction in accordance with ASC 805-50. The Company restated prepaid operating license rights, property, plant and equipment, related depreciation and amortization expense.

b)	The Company recorded other miscellaneous adjustments such as the reclassification of certain balance sheets items and accrued wages and social insurance for some employee.

Accordingly, the Company’s unaudited interim consolidated balance sheets, statements of income and comprehensive income, and statements of cash flows at September 30, 2013 have been restated herein. The effect of correcting these errors in the Company’s (a) unaudited consolidated balance sheets at September 30, 2013; (b) unaudited consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2013; and (c) unaudited consolidated statements of cash flows for the nine months ended September 30, 2013 are shown in the tables as follows:

Consolidated balance sheets data:

	September 30, 2013
	As Previously Filed	Adjustments to Restate	As Restated
Total current assets	$281,665,140	$-	$281,665,140
Long-term investment	3,431,373	-	3,431,373
Prepayment for long-term assets		3,294,118	3,294,118
Property, plant and equipment, net	66,979,281	(1,518,105)	65,461,176
Other receivable	3,283,333	(1,200,294)	2,083,039
Total assets	$355,359,127	$575,719	$355,934,846

Accrued liabilities and other payable	$3,684,872	$1,250,591	$4,935,463
Deferred grant income	1,714,706	(1,200,294)	514,412
Liabilities of discontinued operations	181,463,364	-	181,463,364
Total current liabilities	221,546,326	50,297	221,596,623
Total liabilities	279,977,699	50,297	280,027,996

Retained earning	-	522,198	522,198
Accumulated other comprehensive income	28,779,372	3,224	28,782,596
Total shareholders' equity	75,381,428	525,422	75,906,850
Total liabilities and shareholders' equity	$355,359,127	$575,719	$355,934,846

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2014

NOTE 18 – RESTATEMENT OF INTERIM FINANCIAL RESULTS (continued)

Consolidated statements of income and comprehensive income data:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	As Previously Filed	Adjustments to Restate	As Restated	As Previously Filed	Adjustments to Restate	As Restated
Cost of revenue	$12,446,879	$530,012	$12,976,891	$38,974,488	$405,120	$39,379,608
Interest expense	1,049,040	364,975	1,414,015	2,444,782	(320,982)	2,123,800
Net income from continuing operations	$5,939,018	$(894,987)	$5,044,031	$17,400,058	$(84,138)	$17,315,920

Consolidated statements of cash flows data:

	Nine Months Ended September 30, 2013
	As Previously Filed	Adjustments to Restate	As Restated
Net income from continuing operations	$17,400,058	$(84,138)	$17,315,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,268,063	(1,107,460)	1,160,603
Changes in operating assets and liabilities:
Accrued liabilities and other payable	2,602,770	3,010,617	5,613,387
Net cash provided by operating activities from continuing operations	2,250,418	1,819,019	4,069,437

Payment for fishing vessels deposit	-	(3,271,878)	(3,271,878)
Purchase of property, plant and equipment	(216,850,307)	3,036,380	(213,813,927)
Decrease in cash related to sale of subsidiary	-	(76,987,656)	(76,987,656)
Net cash used in investing activities for continuing operations	(214,670,787)	(77,223,154)	(291,893,941)

Cash acquired in recapitalization	-	3,565,355	3,565,355
Net cash provided by financing activities from continuing operations	44,288,892	3,565,355	47,854,247

Net cash provided by operating activities from discontinued operations	$71,420,962	$(1,768,470)	$69,652,492

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Pingtan Marine Enterprise Ltd. for the three and nine months ended September 30, 2014 and 2013 should be read in conjunction with the Pingtan Marine Enterprise Ltd. unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K/A as filed with the Securities and Exchange Commission on November 10, 2014. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

References to the “Company,” “us” or “we” refer to Pingtan Marine Enterprise Ltd..

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

We currently operate 129 fishing vessels and is the second largest China based fishery company operating its vessels outside of China waters.

As of September 30, 2014, we own 107 trawlers and 2 drifters and have exclusive operating license rights to 20 drifters. Our fleet has an average useful life of approximately 16 years. These vessels are fully licensed to fish in Indonesian or Indian waters. Among the 129 fishing vessels, 117 of these vessels are operating in the Arafura Sea in Indonesia, and the remaining 12 vessels are operating in the Bay of Bengal in India.

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

Discontinued operations

In December 2013, we have completed the sale of the China Dredging Group (“CDGC”) business, which has been reported as discontinued operations for the three and nine months ended September 30, 2013, to Hong Long, a related party owned by the wife of our Chairman and CEO, Mr. Xinrong Zhuo. In exchange for (i) offset of our current $155.2 million 4% promissory note due to Hong Long; (ii) the assignment of the 25-year exclusive operating license rights for 20 new fishing vessels to us, with a fair market value of $216.1 million (iii) offset of PME’s current accounts payable due to CDGC with amount $172.5 million. In connection with these 20 fishing vessels, Hong long received subsidies from China’s central government budget in 2012, and a recent notification from the Government prohibits the sale or transfer of ownership for a period of 10 years for fishing vessels that have received such subsidies.

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

Significant factors affecting our results of operations

•	Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable governments. Our inability to obtain, or loss or denial of extensions, to any of its applicable licenses or permits could hamper our ability to generate revenues from its operations.

•	Resource & environmental factors: Our fishing expeditions are based in India and Indonesia. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also have impact our harvest volume.

•	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may ultimately result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

•	Competition: We engage in fishing business in the Arafura Sea in Indonesia and the Bay of Bengal in India. Competition within our dedicated fishing areas is not significant as the region is not overfished and regulated by the government, which limits the number of vessels that are allowed to fish in the territories. Competition in the market in China is high. We compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. Our catch appeals to a wide segment of consumers because of the low price points of our products. We have been able to sell our catch at market prices and such market prices have been increasing significantly since 2012.

•	Fishing licenses: Each of our fishing vessels requires an approval from the Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are valid for a period of three to twelve months, and are awarded to us at no cost. We apply for the renewal of the approval prior to expiration to avoid interruptions of our fishing vessels’ operations. Each of our fishing vessels operating in Indonesian waters requires a fishing license granted by the authority in Indonesia. Indonesian fishing licenses remain effective for a period of twelve months and we apply for renewal upon expiration. We record cost of Indonesian fishing licenses in prepaid expenses on the accompanying consolidated balance sheets and amortize the cost over the effective period of the licenses.

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

We do not offer promotional payments, customer coupons, rebates or other cash redemption offers to customers. We do not accept returns from customers. Payments received from customers prior to delivery of goods are recorded as advance from customers.

Cost of revenue

Our cost of revenues primarily consists of fuel costs, freight, direct labor costs, depreciation, maintenance fees and other overhead costs. Fuel costs generally accounted for the majority of our cost of revenues.

Gross profit

Our gross profit is affected primarily by changes in production cost. Fuel cost, freight and labor costs together account for about 85.3% and 84.1% of cost of revenue for the nine months ended September 30, 2014 and 2013, respectively. The fluctuation of fuel price, freight price and exchange rates may significantly affect our cost level and gross profit.

Selling expense

Our selling expense includes storage and shipping fees, insurance, traveling expense for our sales personnel and other miscellaneous expenses. Our sales activities are conducted through direct selling by our internal sales staff.  Because of the strong demand for our products and services, we do not have to aggressively market and distribute our products, thus our selling expenses have been relatively small as a percentage of our revenue.

General and administrative expense

Our general and administrative expense includes compensation and related benefits, professional fees, travel and entertainment expense, business insurance, rental and related administrative service charge and other miscellaneous items related to our corporate administrative activities.

We expect that our general and administrative expense will increase as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

Other income / expense

Other income / expense mainly include interest income from bank deposits, interest expenses of short-term and long-term borrowings, foreign currency transaction gain/loss, grant income, dividend income from cost-method investment and other miscellaneous income and expense, net.

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

Other comprehensive income

Our comprehensive income consists of net income and foreign currency translation adjustments. We translate our assets and liabilities of foreign operations at the rate of exchange in effect on the balance sheet date. We translate income and expenses at the average rate of exchange prevailing during the period. The related translation adjustments are reflected in “Accumulated other comprehensive income” in the equity section of our unaudited condensed consolidated balance sheets. Foreign currency gains and losses resulting from transactions are included in earnings.

Income per ordinary share

Income per ordinary share (basic and diluted) is based on the net income divided by the weighted average number of ordinary shares outstanding during each period. Ordinary share equivalents of approximately 9 million are not included in the calculation of diluted earnings per ordinary share if their effect would be anti-dilutive.

RESULTS OF OPERATIONS

Comparison of results of operations for the three and nine months ended September 30, 2014 and 2013

Revenue

For the three months ended September 30, 2014 and 2013, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended September 30,
	2014				2013 (As Restated)
	Revenue	Volume (KG)	Average price	% of revenue	Revenue	Volume (KG)	Average price	% of revenue
Indian white shrimp	$13,004	1,049,036	$12.40	23.9%	$2,204	193,774	$11.37	10.7%
Ribbon fish	12,309	4,975,947	2.47	22.6%	6,406	2,270,353	2.82	31.1%
Spanish mackerel	5,671	1,629,428	3.48	10.4%	583	176,550	3.30	2.8%
Black pomfret	5,501	2,052,621	2.68	10.1%	1,903	811,050	2.35	9.2%
Croaker fish	3,968	1,394,588	2.85	7.3%	2,154	929,572	2.32	10.5%
Conger eel	2,613	981,565	2.66	4.8%	862	293,400	2.94	4.2%
other	11,351	3,784,844	3.00	20.9%	6,497	1,855,904	3.50	31.5%
	$54,417	15,868,029	$3.43	100.0%	$20,609	6,530,603	$3.16	100.0%

For the three months ended September 30, 2014, we had revenue of $54,417,000, as compared to revenue of $20,609,000 for the three months ended September 30, 2013, an increase of $33,808,000, or 164.0%. The increase was primarily attributable to an increase in sales volume as a result of the addition of 66 fishing vessels in June and September 2013, which were operating at full capacity in the third quarter of 2014; and the addition of 20 new fishing vessels acquired from Hong Long in December 2013, which were ready for use at the beginning of 2014. Sales volume in the third quarter of 2014 increased 143.0% to 15,868,029 kg from 6,530,603 kg in the third quarter of 2013. Average unit selling price increased 8.5% in the third quarter of 2014 compared to the third quarter of 2013 mainly due to the higher demand of natural seafood in China.

For the nine months ended September 30, 2014 and 2013, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Nine Months Ended September 30,
	2014				2013 (As Restated)
	Revenue	Volume (KG)	Average price	% of revenue	Revenue	Volume (KG)	Average price	% of revenue
Ribbon fish	$51,444	19,927,679	$2.58	29.1%	$20,025	9,296,266	$2.15	32.5%
Indian white shrimp	36,173	3,725,436	9.71	20.4%	10,409	1,282,892	8.11	16.9%
Black pomfret	24,021	10,098,347	2.38	13.6%	5,731	2,474,892	2.32	9.3%
Croaker fish	14,722	5,473,622	2.69	8.3%	8,285	4,230,120	1.96	13.4%
Spanish mackerel	9,046	2,778,814	3.26	5.1%	1,207	355,800	3.39	2.0%
Conger eel	6,237	2,462,951	2.53	3.5%	1,393	486,000	2.87	2.3%
other	35,266	13,325,615	2.65	20.0%	14,591	4,693,950	3.11	23.6%
	$176,909	57,792,464	$3.06	100.0%	$61,641	22,819,920	$2.70	100.0%

For the nine months ended September 30, 2014, we had revenue of $176,909,000, as compared to revenue of $61,641,000 for the nine months ended September 30, 2013, an increase of $115,268,000, or 187.0%. The increase was mainly due to increase in sales volume as a result of the addition of 66 fishing vessels into our operation in June and September 2013, most of which were operating at full capacity in the nine months ended September 30, 2014; and the addition of 20 new fishing vessels acquired from Hong Long in December 2013, which were put in our operation in the nine months ended September 30, 2014. Sales volumes in the nine months ended September 30, 2014 increased 153.3% to 57,792,464 kg from 22,819,920 kg in the comparable period of 2013. Average unit sales prices increased 13.3% in the nine months ended September 30, 2014 compared to the corresponding period of 2013, which was driven by the higher demand of natural seafood in China.

Cost of revenue

The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the three months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,
	2014			2013 (As Restated)
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$24,019	61.7%	44.1%	$7,422	57.2%	36.0%
Freight	3,792	9.7%	7.0%	1,264	9.7%	6.1%
Labor cost	5,241	13.5%	9.6%	1,322	10.2%	6.4%
Depreciation	403	1.0%	0.7%	883	6.8%	4.3%
Maintenance fee	3,149	8.1%	5.8%	908	7.0%	4.4%
Spare parts	341	0.9%	0.6%	650	5.0%	3.2%
Fishing license and agent fee	1,988	5.1%	3.7%	528	4.1%	2.6%
Total cost of revenue	$38,933	100.0%	71.5%	$12,977	100.0%	63.0%

Cost of revenue for the three months ended September 30, 2014 was $38,933,000, representing an increase of $25,956,000 or approximately 200.0% as compared to $12,977,000 for the three months ended September 30, 2013. The increase was principally due to the increase in our revenue.

The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended September 30,
	2014			2013 (As Restated)
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$75,470	63.7%	42.7%	$24,045	61.1%	39.0%
Freight	13,122	11.1%	7.4%	4,851	12.3%	7.9%
Labor cost	12,442	10.5%	7.0%	4,230	10.7%	6.9%
Depreciation	3,538	3.0%	2.0%	1,138	2.9%	1.8%
Maintenance fee	7,729	6.5%	4.4%	2,126	5.4%	3.4%
Spare parts	1,088	0.9%	0.6%	1,596	4.1%	2.6%
Fishing license and agent fee	5,000	4.3%	2.8%	1,394	3.5%	2.3%
Total cost of revenue	$118,389	100.0%	66.9%	$39,380	100.0%	63.9%

Cost of revenue for the nine months ended September 30, 2014 was $118,389,000, representing an increase of $79,009,000 or approximately 200.6% as compared to $39,380,000 for the nine months ended September 30, 2013. The increase was primarily attributable to the increase in our revenue.

Gross profit

The following table sets forth information as to our revenue, gross profit and gross margin for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(As Restated)		(As Restated)
Revenue	$54,417	$20,609	$176,909	$61,641
Cost of revenue	$38,933	$12,977	$118,389	$39,380
Gross profit	$15,484	$7,632	$58,520	$22,261
Gross margin	28.5%	37.0%	33.1%	36.1%

Gross profit for the three months ended September 30, 2014 was $15,484,000, representing an increase of $7,852,000 or approximately 102.9% as compared to $7,632,000 for the three months ended September 30, 2013 as a result of business expansion. Gross margin decreased to 28.5% for the three months ended September 30, 2014 from 37.0% for the three months ended September 30, 2013, primarily due to the increase in fuel cost and maintenance fee for our fishing vessels and the increase in labor cost.

Gross profit for the nine months ended September 30, 2014 was $58,520,000, representing an increase of $36,259,000 or approximately 162.9% as compared to $22,261,000 for the nine months ended September 30, 2013 as a result of business expansion. Gross margin decreased to 33.1% for the nine months ended September 30, 2014 from 36.1% for the nine months ended September 30, 2013, primarily due to the increase in fuel cost and maintenance fee for our fishing vessels.

We expect our gross margin will remain in its current level with minimal increase in the near future.

Selling expense

Selling expense totaled $676,000 for the three months ended September 30, 2014, as compared to $362,000 for the three months ended September 30, 2013, an increase of $314,000 or approximately 86.6%. Selling expense totaled $1,915,000 for the nine months ended September 30, 2014, as compared to $731,000 for the nine months ended September 30, 2013, an increase of $1,184,000 or approximately 162.0%. Selling expense for the three and nine months ended September 30, 2014 and 2013 consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(As Restated)		(As Restated)
Storage fee	$185	$113	$736	$257
Shipping and handling fee	112	86	478	168
Insurance	311	119	583	156
Other	68	44	118	150
	$676	$362	$1,915	$731

•	Storage fee for the three months ended September 30, 2014 increased by $72,000, or 63.7%, as compared to the three months ended September 30, 2013. Storage fee for the nine months ended September 30, 2014 increased by $479,000, or 186.4%, as compared to the nine months ended September 30, 2013. The increase was primarily attributable to the increase in our business revenue.

•	Shipping and handling fee for the three months ended September 30, 2014 increased by $26,000, or 30.2%, as compared to the three months ended September 30, 2013. Shipping and handling fee for the nine months ended September 30, 2014 increased by $310,000, or 184.5%, as compared to the nine months ended September 30, 2013. The increase was mainly attributable to the increase in our business revenue.

•	Insurance for the three months ended September 30, 2014 increased by $192,000, or 161.3%, as compared to the three months ended September 30, 2013. Insurance for the nine months ended September 30, 2014 increased by $427,000, or 273.7%, as compared to the nine months ended September 30, 2013. The increase was primarily attributable to the increase in our business revenue.

•	Other selling expense, which primarily consisted of customs service charge, inspection and examination for fishing vessels and advertising expense, for the three months ended September 30, 2014 increased by $24,000, or 54.5%, as compared to the three months ended September 30, 2013. The increase in other selling expense was primarily attributable to the increase in our business revenue. Other selling expense for the nine months ended September 30, 2014 decreased by $32,000, or 21.3%, as compared to the nine months ended September 30, 2013 which was primarily attributable to the more strict control on our selling expenditure.

General and administrative expense

General and administrative expense totaled $829,000 for the three months ended September 30, 2014, as compared to $1,178,000 for the three months ended September 30, 2013, a decrease of $349,000 or approximately 29.7%. General and administrative expense totaled $2,407,000 for the nine months ended September 30, 2014, as compared to $2,345,000 for the nine months ended September 30, 2013, an increase of $62,000 or approximately 2.6%. General and administrative expense for the three and nine months ended September 30, 2014 and 2013 consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(As Restated)		(As Restated)
Compensation and related benefits	$288	$164	$710	$302
Professional fees	141	843	439	1,315
Travel and entertainment	48	28	245	36
Rent and related administrative service charge	119	118	357	125
Liability insurance	-	-	288	320
Other	233	25	368	247
	$829	$1,178	$2,407	$2,345

•	Compensation and related benefits for the three months ended September 30, 2014 increased by $124,000, or 75.6%, as compared to the three months ended September 30, 2013. Compensation and related benefits for the nine months ended September 30, 2014 increased by $408,000, or 135.1%, as compared to the nine months ended September 30, 2013. The increase was primarily attributable to our business expansion.

•

Professional fees, which consist of legal fees, accounting fees, internal control consulting services and other fees associated with being a public company, for the three months ended September 30, 2014 decreased by $702,000, or 83.3%, as compared to the three months ended September 30, 2013. Professional fees for the nine months ended September 30, 2014 decreased by $876,000, or 66.6%, as compared to the nine months ended September 30, 2013. The decrease for the three and nine months ended September 30, 2014 was primarily attributable to the decrease in legal and accounting service charge. During the nine months ended September 30, 2013, we incurred and paid legal fee and accounting service fee for our merger transaction, while, we did not incur comparable expenses in the corresponding period of 2014.

•	Travel and entertainment expense for the three months ended September 30, 2014 increased by $20,000, or 71.4% as compared to the three months ended September 30, 2013. Travel and entertainment expense for the nine months ended September 30, 2014 increased by $209,000, or 580.6% as compared to the nine months ended September 30, 2013. We increased our travel and entertainment expenditure in the three and nine months ended September 30, 2014 as compared to the corresponding periods in 2013 in order to increase our visibility.

•	Rent and related administrative service charge for the three months ended September 30, 2014 increased by $1,000, or 0.8%, as compared to the three months ended September 30, 2013. Rent and related administrative service charge for the nine months ended September 30, 2014 increased by $232,000, or 185.6%, as compared to the nine months ended September 30, 2013. We rent an office in Hong Kong beginning July 2013 and we pay monthly rental and related administrative service fee of approximately $38,000 (HK$ 298,500). Therefore, our rental and related administrative service charge for the nine months ended September 30, 2014 increased as compared to the comparable period of 2013.

•	Liability insurance, which primarily consist of director and officer liability insurance, for the nine months ended September 30, 2014 decreased by $32,000, or 10.0%, as compared to the nine months ended September 30, 2013, due to the restriction on corporation spending.

•	Other general and administrative expense, which primarily consist of vehicle expense, communication fee, office supply, depreciation, miscellaneous taxes and bank service charge, for the three months ended September 30, 2014 increased by $208,000, or 832.0%, as compared to the three months ended September 30, 2013, which was primarily attributable to an increase in bank service charge of approximately $159,000 and an increase in other miscellaneous items of approximately $49,000. Other general and administrative expense for the nine months ended September 30, 2014 increased by $121,000, or 49.0%, as compared to the nine months ended September 30, 2013 which was primarily attributable to an increase in bank service charge of approximately $164,000, offset by a decrease in other miscellaneous items of approximately $43,000.

Operating income

For the three months ended September 30, 2014, operating income was $13,980,000, as compared to $6,092,000 for the three months ended September 30, 2013, an increase of $7,888,000 or 129.5%. For the nine months ended September 30, 2014, operating income was $54,198,000, as compared to $19,185,000 for the nine months ended September 30, 2013, an increase of $35,013,000 or 182.5%.

Other income (expense)

Other income (expense) includes interest income, grant income, investment income, foreign currency transaction gain/loss, other income/expense and interest expense.

For the three months ended September 30, 2014, other income amounted to $215,000 as compared to other expense of $1,048,000 for the three months ended September 30, 2013, an increase of $1,263,000 or 120.5%, which was mainly attributable to a decrease in interest expense of approximately $735,000 mainly due to the low annual interest rate for our short-term bank loans from China Development Bank and an increase in government grant income of approximately $547,000, offset by a decrease in foreign currency transaction gain of approximately $23,000.

For the nine months ended September 30, 2014, other expense amounted to $1,773,000 as compared to other expense of $1,869,000 for the nine months ended September 30, 2013, a decrease of $96,000 or 5.2%, which was mainly attributable to an increase in government grant income of approximately $1,036,000 and an increase in investment income of approximately $279,000, offset by an increase in interest expense of approximately $965,000 due to the increase in our interest bearing bank loans and an increase in foreign currency transaction loss of approximately $261,000.

Income tax

We are exempted from income tax for income generated from our ocean fishing operations in China for the three and nine months ended September 30, 2014 and 2013.

Net income from continuing operations

As a result of the factors described above, our net income from continuing operations was $14,195,000, or $0.18 per ordinary share (basic and diluted) for the three months ended September 30, 2014, as compared with $5,044,000, or $0.06 per ordinary share (basic and diluted) for the three months ended September 30, 2013, an increase of $9,151,000 or 181.4%. Our net income from continuing operations was $52,426,000, or $0.66 per ordinary share (basic and diluted) for the nine months ended September 30, 2014, as compared with $17,316,000, or $0.22 per ordinary share (basic and diluted) for the nine months ended September 30, 2013, an increase of $35,110,000 or 202.8%.

Net income from discontinued operations, net of income tax

We did not have any discontinued operations during the three and nine months ended September 30, 2014. Our net income from discontinued operations, net of income tax, for the three and nine months ended September 30, 2013 was $12,363,000 and $39,462,000, or $0.16 and $0.50 per ordinary share (basic and diluted), respectively.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiary of Pingtan Guansheng and operating VIEs is the Chinese Renminbi (“RMB”). The financial statements of our subsidiary of Guansheng and VIEs are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $302,000 for the three months ended September 30, 2014, as compared to a foreign currency translation gain of $797,000 for the three months ended September 30, 2013. We reported a foreign currency translation loss of $691,000 for the nine months ended September 30, 2014, as compared to a foreign currency translation gain of $6,551,000 for the nine months ended September 30, 2013. This non-cash gain/loss had the effect of increasing/decreasing our reported comprehensive income.

Comprehensive income

As a result of our foreign currency translation gain/loss, we had comprehensive income for the three months ended September 30, 2014 of $14,497,000, compared to $18,203,000 for the three months ended September 30, 2013. We had comprehensive income for the nine months ended September 30, 2014 of $51,735,000, compared to $63,329,000 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2014 and December 31, 2013, we had cash balances of approximately $11,798,000 and $8,157,000, respectively. Significant portion of these funds are located in financial institutions located in China and will continue to be indefinitely reinvested in China operations.

The following table sets forth a summary of changes in our working capital from December 31, 2013 to September 30, 2014 (dollars in thousands):

			December 31, 2013 to September 30, 2014
	September 30, 2014	December 31, 2013	Change	Percentage Change
		(As Restated)
Working capital:
Total current assets	$65,456	$30,706	$34,750	113.2%
Total current liabilities	74,061	50,790	23,271	45.8%
Working capital deficit:	$(8,605)	$(20,084)	$11,479	(57.2)%

Our working capital deficit decreased $11,479,000 to $8,605,000 at September 30, 2014 from working capital deficit of $20,084,000 at December 31, 2013. This decrease in working capital deficit is primarily attributable to an increase in cash of $3,641,000, an increase in accounts receivable, net of allowance for doubtful accounts, of $32,434,000 mainly due to the significant increase in our revenue, an increase in prepaid expense – related parties of $3,108,000, an increase in deferred expense – related parties of $2,236,000, an increase in advance to suppliers of $258,000, an increase in other receivable of $157,000, a decrease in accounts payable of $1,873,000, a decrease in accounts payable – related parties of $9,464,000 due to the payments made to our related parties in 2014, a decrease in advance from customers of $135,000 and a decrease in deferred grant income of $520,000, offset by a decrease in inventories, net of reserve for obsolete inventories, of $3,062,000, a decrease in prepaid expense of $4,021,000, an increase in short-term bank loans of $36,986,000 in order to satisfy our working capital requirement from our expanding operations, an increase in long-term bank loans – current portion of $6,644,000, an increase in accrued liabilities and other payable of $169,000, an increase in due to related parties of $673,000 and an increase in dividend payable of $791,000.

Because the exchange rate conversion is different for the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the unaudited condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the unaudited condensed consolidated balance sheets.

Cash flows for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

The following summarizes the key components of our cash flows for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013
		(As Restated)
Net cash provided by operating activities from continuing operations	$16,379	$4,070
Net cash used in investing activities for continuing operations	(38,481)	(291,894)
Net cash provided by financing activities from continuing operations	25,876	47,854
Net cash provided by operating activities from discontinued operations	-	69,653
Net cash provided by investing activities from discontinued operations	-	7,624
Net cash used in financing activities for discontinued operations	-	(560)
Effect of exchange rate on cash	(133)	2,162
Net increase (decrease) in cash	$3,641	$(161,091)

Net cash flow provided by operating activities from continuing operations was $16,379,000 for the nine months ended September 30, 2014 as compared to $4,070,000 for the nine months ended September 30, 2013, an increase of approximately $12,309,000.

•	Net cash flow provided by operating activities from continuing operations for the nine months ended September 30, 2014 primarily reflected net income of $52,426,000 and the add-back of non-cash item consisting of depreciation of $4,022,000, and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expense of $3,956,000, a decrease in inventories of $2,919,000 and an increase in accrued liabilities and other payable of $241,000, offset primarily by an increase in accounts receivable of $32,622,000 mainly due to the significant increase in our sales revenue, an increase in other receivable of $157,000, an increase in prepaid expense – related parties of $3,112,000, an increase in deferred expense – related parties of $2,239,000, an increase in advance to suppliers of $258,000, a decrease in accounts payable of $1,839,000, a decrease in accounts payable – related parties of $6,850,000 due to the payments made to our related parties in 2014 and a decrease in advance from customers of $130,000.

•	Net cash flow provided by operating activities from continuing operations for the nine months ended September 30, 2013 primarily reflected net income of $17,316,000 adjusted for non-cash item consisting of depreciation of $1,161,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of $1,569,000, an increase in accounts payable – related parties of $495,000, an increase in advance from customers of $473,000 and an increase in accrued liabilities and other payable of $5,613,000, offset mainly by a decrease in prepaid expense of $4,479,000, a decrease in inventories of $5,192,000 and an increase in advance from customers – related parties of $12,983,000.

Net cash flow used in investing activities for our continuing operations was $38,481,000 for the nine months ended September 30, 2014 as compared to $291,894,000 for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we made the prepayments for shops purchase and fishing vessels construction of $22,462,000, and made payments for purchase of property, plant and equipment of $1,269,000 and made investment in joint venture interest of $15,946,000, offset by proceeds from government grants for fishing vessels construction of $1,195,000. During the nine months ended September 30, 2013, we made payment for fishing vessels deposit of $3,272,000, and made payments for purchase of property, plant and equipment of $213,814,000, and made advance to related parties of $4,045,000, and had a decrease in cash related to sale of subsidiary CDGC of $76,988,000, offset by proceeds from government grants for fishing vessels construction of $6,224,000.

Net cash flow provided by financing activities from continuing operations was $25,876,000 for the nine months ended September 30, 2014 as compared to $47,854,000 for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we received proceeds from short-term bank loans of $44,891,000, and received proceeds from long-term bank loans of $3,742,000, and received advance from related parties of $650,000, offset by the repayments of short-term bank loans of $17,725,000, and repayments of long-term bank loans of $5,683,000. During the nine months ended September 30, 2013, we received proceeds from short-term bank loans of $43,440,000, and received proceeds from long-term bank loans of $45,889,000, and received advance from related parties of $3,847,000, and acquired cash in recapitalization of $3,565,000, offset by the repayments of short-term bank loans of $46,996,000, and repayments of long-term bank loans of $1,891,000.

We noted the negative working capital and believe this is a temporary trend giving the fact that we still have positive cash flow from operations. We believe our working capital situation will be turned around in the near future. We have historically funded our capital expenditures from our working capital and bank loans. As of September 30, 2014, we have contractual commitments of approximately $44.5 million related to three shop purchase agreements and a joint venture commitment. We intend to fund the costs with our existing working capital and by obtaining financing mainly from local banking institutions with which we have done business in the past. We believe that the relationships with local banks are in good standing and based on our experience, we did not encounter difficulties in obtaining needed borrowings from local banks. We believe that our available cash together with our cash flow from operations and secured bank financing and/or other third party financing will be sufficient to meet our anticipated cash requirements for the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of September 30, 2014 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$11	$11	$-	$-	$-
Related party rental and related administrative service charge obligation	115	115	-	-	-
Shop purchase obligation	3,545	3,545	-	-	-
Registered capital contribution obligation in joint venture interest	40,953	-	-	-	40,953
Short-term bank loans (1)	36,071	36,071	-	-	-
Long-term bank loans	71,603	26,896	27,757	9,962	6,988
Total	$152,298	$66,638	$27,757	$9,962	$47,941

(1) Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

As of the filing date of this report, Pingtan Fishing has not receive any demand from the lender that collateralized properties are intended to be disposed of or to make any payments under the guarantee.

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

Recent accounting pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. We have not early adopted it and do not expect the adoption of ASU 2014-08 to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Early adoption is not permitted.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12).  The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15).  The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Results of Discontinued Operations

Three and nine months ended September 30, 2013

During the year ended December 31, 2013, we decided to exit our dredging businesses (see Note 2 — Discontinued Operations) in order to increase the focus on our core operations and to improve overall profitability. In addition, we established certain targets in the areas of internal control in order to enhance our profitability profile. As a result of this business exit, we believe we are better positioned to achieve future financial success. The sale of our wholly owned subsidiary of CDGC is reflected as discontinued operations. Our operating results for the three and nine months ended September 30, 2013 have been retroactively adjusted to properly reflect discontinued operations. The transaction involved no cash but our $155.2 million, 4% promissory note due on June 19, 2015 was forgiven. We do not foresee any material impact on our liquidity and financial condition as a result of this disposal. We also do not anticipate any contingencies which would be required to accrue and include in our 2013 financials.

Revenues are derived from contract revenues of our dredging service. The table below sets forth more detail regarding the results of discontinued operations (dollars in thousands):

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Amount	% of revenue	Amount	% of revenue
Revenue	$54,323	100.0%	$131,610	100.0%
Cost of revenue	(33,521)	(61.7)%	(74,762)	(56.8)%
Gross profit	20,802	38.3%	56,848	43.2%
Operating expenses	(2,200)	(4.1)%	(5,615)	(4.3)%
Income from operations	18,602	34.2%	51,233	38.9%
Income before income taxes	17,089	31.5%	51,665	39.3%
Income taxes	(4,726)	(8.7)%	(12,203)	(9.3)%
Net income	$12,363	22.8%	$39,462	30.0%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity price risk

Oil cost accounts for approximately 64% of our total cost of revenue for the nine months ended September 30, 2014. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at September 30, 2014 and did not employ any commodity price derivatives in the nine months ended September 30, 2014.

Foreign currency exchange rate risk

While our reporting currency is the USD, a significant portion of our consolidated revenue and consolidated cost of revenue and expenses are denominated in RMB. Furthermore, a significant portion of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenue and result of operations may be affected by fluctuations in the exchange rate between USD and RMB.

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

If the RMB depreciates against the USD, the value of our RMB revenues, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $0.6 million based on our revenue, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2014. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $107.7 million as of September 30, 2014. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our earnings and cash flows by approximately $0.7 million. The potential change in cash flows and earning is calculated based on the change in the net interest expense over a nine month period due to an immediate 100 basis point change in interest rates.

Inflation risk

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of total revenue if the selling prices of our products do not increase with these increased costs.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended September 30, 2014, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

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

We believe that our remediation measures and our continuing plan have significantly remediated the material weakness and management concluded that we have effective internal control over financial reporting as of September 30, 2014.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit

10.1*	Master Agreement by and between Pingtan Marine Enterprise Ltd. and Fuzhou Honglong Ocean Fishery Co., Ltd., dated June 19, 2013 (re-filed).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d- 14(b) and 18 U.S.C. 1350.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: November 10, 2014	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman and Chief Executive Officer

Date: November 10, 2014	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer

