Form 10-Q/A
period 2014-03-31
Pingtan Marine Enterprise Ltd.
filed 2014-12-03
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

As of May 7, 2014, the outstanding number of shares of the registrant’s ordinary stock, par value $0.001 per share, was 79,055,053.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment”) of Pingtan Marine Enterprise Ltd. for the period ended March 31, 2014 is amending the Quarterly Report on Form 10-Q originally filed on May 7, 2014 (the “Original Report”). We are filing this Amendment No. 1 to reflect the restatement of our audited consolidated financial statements contained herein for the year ended December 31, 2013. As disclosed in our Current Report on Form 8-K as filed on November 5, 2014, as of December 31, 2012, we incorrectly reflected certain balances of China Growth Equity Investments Ltd. in our consolidated financial statements at December 31, 2012 that should have been reflected as part of the recapitalization of the Company on the effective date of the share exchange agreement that occurred on February 25, 2013. Accordingly, we amended our consolidated financial statements for the three months ended March 31, 2013 to reflect the historical consolidated financial statements of CDGC and Merchant Supreme as the accounting acquirer prior to February 25, 2013 and the consolidated financial statements of PME, CDGC and Merchant Supreme and related subsidiaries for all periods subsequent to the closing date and to reflect other miscellaneous adjustments.

Additionally, we restated our consolidated financial statements as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 to:

a)	adjust the prepaid vessel rights to the historical cost of the vessels leased which is the historical cost of the 20 vessels on the books of Hong Long, to reflect the historical amount as a capital lease and reclassify such amounts to property, plant and equipment, adjust the related depreciation and amortization expense, and to reflect any excess amounts paid for the operating rights as a capital distribution pursuant to ASC 805-50;
b)	clarify certain disclosure related to the acquisition of 46 vessels from a related party in June 2013 and disclosure related to the acquisition of operating license rights to 20 vessels in December 2013 from a related party; and
c)	record other miscellaneous adjustments such as the reclassification of certain balance sheets items and accrued wages and social insurance for some employee.

Please see Note 21 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Amendment which further describes the effect of these restatements. In addition, we have amended the following sections of this report:

Part I.

Item 2. – .	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources

This Amendment also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1. No attempt has been made in this Amendment to modify or update the other disclosures presented in the report as previously filed, except as set forth herein. This Amendment does not reflect events occurring after the filing of the Original Report or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our other filings with the SEC made by the Company with the SEC pursuant to Section 13(a) or Section 15(d) of the Exchange Act subsequent to the filing of the Original Report.

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

PINGTAN MARINE ENTERPRISE LTD.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	March 31, 2014	December 31, 2013
	(As Restated) (Unaudited)	(As Restated)

Assets
Current assets
Cash	$26,037,722	$8,156,599
Accounts receivable	16,601,060	9,133,130
Inventories	11,790,469	9,095,736
Prepaid expenses and deposits	346	4,309,574
Advance to suppliers	80,545	-
Other receivables	164,991	11,665
Total current assets	54,675,133	30,706,704

Other assets

Long-term investment	3,378,161	3,468,953
Prepaid fixed asset deposits	23,375,265	33,985,148
Property, plant and equipment, net	108,772,436	101,970,707
Total other assets	135,525,862	139,424,808

Total assets	$190,200,995	$170,131,512

Liabilities and equity
Current liabilities
Accounts payable - third parties	$2,489,257	$2,184,964
- related parties	8,576,394	13,807,605
Receipt in advance	-	297,034
Short-term loans	10,738,646	9,085,353
Long-term loans - current portion	24,535,905	20,252,077
Accrued liabilities and other payables	3,791,123	4,643,272
Due to related parties	673,352	-
Deferred income	506,435	520,045
Total current liabilities	51,311,112	50,790,350

Other liabilities
Long-term loans, net of current portion	51,959,333	54,499,727
Total other liabilities	51,959,333	54,499,727
Total liabilities	103,270,445	105,290,077

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(IN U.S. DOLLARS)

	March 31, 2014	December 31, 2013
	(As Restated) (Unaudited)	(As Restated)

Shareholders' equity
Ordinary shares, 225,000,000 shares authorized with $0.001 per share; 79,055,053 shares issued and outstanding as of March 31, 2014 and December 31, 2013	79,055	79,055
Additional paid-in capital	117,525,377	117,525,377
Statutory reserves	6,412,892	6,412,892
Accumulated deficit	(40,265,729)	(63,654,445)
Accumulated other comprehensive income	3,178,955	4,478,556
Total shareholders' equity	86,930,550	64,841,435

Total liabilities and shareholders' equity	$190,200,995	$170,131,512

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(IN U.S. DOLLARS)

	For the Three Months Ended March 31,
	2014	2013
	(As Restated)	(As Restated)
Revenue	$65,582,952	$19,669,476

Cost of revenue	(39,983,490)	(14,653,078)

Gross profit	25,599,462	5,016,398

Selling and marketing expenses	(670,951)	(194,688)

General and administrative expenses	(780,271)	(301,342)

Operating income	24,148,240	4,520,368

Other income/(expense)
Interest income	3,425	1,096
Interest expenses	(1,132,423)	(433,681)
Subsidy income	524,421	35,387
Other (expense) income	(163)	2,003

(Loss)/Gain on foreign exchange, net	(154,784)	207,984
Total other expense	(759,524)	(187,211)

Income from continuing operations before income taxes	23,388,716	4,333,157

Income tax expense	-	-

Net income from continuing operations	23,388,716	4,333,157

Net income from discontinued operations, net of income tax expense	-	9,340,136

Consolidated net income	$23,388,716	$13,673,293

Basic and diluted earnings per share
From continuing operations	$0.30	$0.06
From discontinued operations	-	0.12
Net income	$0.30	$0.18

Weighted average number of ordinary shares outstanding
- Basic and diluted	79,055,053	77,799,187

See accompanying notes to unaudited consolidated financial statements.

3

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(IN U.S. DOLLARS)

	For the Three Months Ended March 31,
	2014	2013
	(As Restated)	(As Restated)
Net income	$23,388,716	$13,673,293

Other comprehensive income
Foreign currency translation (loss) /gain	(1,299,601)	1,583,752
Total comprehensive income	$22,089,115	$15,257,045

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) – AS RESTATED

(IN U.S. DOLLARS)

	Ordinary Shares,
	with Par Value of $0.001 per share					Accumulated other	Total
	Number of		Additional	Statutory	Accumulated	comprehensive	shareholders'
	Shares	Amount	paid-in capital	reserves	deficit	income	equity

Balance as of January 1, 2014 (As Restated)	79,055,053	$79,055	$117,525,377	$6,412,892	$(63,654,445)	$4,478,556	$64,841,435

Net income	-	-	-	-	23,388,716	-	23,388,716

Foreign currency translation loss	-	-	-	-	-	(1,299,601)	(1,299,601)

Balance as of March 31, 2014 (As Restated)	79,055,053	$79,055	$117,525,377	$6,412,892	$(40,265,729)	$3,178,955	$86,930,550

See accompanying notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN U.S. DOLLARS)

	For the Three Months Ended March 31,
	2014	2013
	(As Restated)	(As Restated)
Cash flows from operating activities
Net income	$23,388,716	$13,673,293
Discontinued operations, net of tax	-	(9,340,136)
Income from continuing operations	23,388,716	4,333,157

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	1,328,129	305,244

Changes in operating assets and liabilities
Accounts receivable	(7,802,740)	9,300,852
Inventories	(2,969,237)	(527,208)
Prepaid expenses and deposits	2,347,060	392,674
Other receivables	(155,541)	(7,587,081)
Advance to suppliers	(81,546)	-
Accounts payable - third parties	365,972	2,250,318
- related parties	(4,930,343)	5,280,689
Receipt in advance - third parties	(292,855)	417,066
- related parties	-	(7,964,540)
Accrued liabilities and other payables	(743,844)	934,615
Due to related parties	23,352	-
Net cash provided by operating activities from continuing operations	10,477,123	7,135,786

Cash flows from investing activities
Proceeds from deferred income	-	9,401,148
Purchase of property, plant and equipment	(380,339)	(13,119,846)
Refunds from fixed assets deposits	1,901,560	-
Advance to related parties	-	(9,125,403)
Net cash provided by/(used in) investing activities from continuing operations	1,521,221	(12,844,101)

Cash flows from financing activities
Proceeds from short-term loans	8,636,605	9,727,422
Repayment of short-term loans	(6,722,024)	(23,259,126)
Proceeds from long-term loans	3,745,867	-
Cash acquired in recapitalization	-	3,565,355
Advance from a director	650,000	-
Advance from related parties	-	17,609,551
Net cash provided by financing activities from continuing operations	6,310,448	7,643,202

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (/CONT’D)

(IN U.S. DOLLARS)

	For the Three Months Ended March 31,
	2014	2013
	(As Restated)	(As Restated)
Cash flow from discontinued operations
Net cash provided by operating activities from discontinued operations	-	24,068,420
Net cash provided by investing activities from discontinued operations	-	2,405,595
Net cash provided by financing activities from discontinued operations	-	5,017,690
Net cash provided by discontinued operations	-	31,491,705

Effect of exchange rate	(427,669)	758,269

Net increase in cash	17,881,123	34,184,861

Cash at the beginning of period (1)	8,156,599	171,923,360

Cash at the end of period (2)	$26,037,722	$206,108,221

Supplemental disclosure of cash flow information:

Cash paid:
Interest paid	$1,481,812	$685,377

Supplemental disclosure of non-cash transaction eliminated in above:

Acquisition of property, plant and equipment by decreasing prepayment for long-term assets	$9,841,190	$-

Proceeds from deferred income	$-	$7,550,451

Deposit on setting up Joint Venture netted of accounts payable - related party	$-	$6,090,302

(1)	Includes cash and cash equivalents of discontinued operations of $nil and $165,062,575 at the beginning of the year in 2014 and 2013, respectively.

(2)	Includes cash and cash equivalents of discontinued operations of $nil and $200,247,921 as of March 31, 2014 and 2013, respectively.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION (/Cont’d)

The following wholly owned VIEs are consolidated into financial statements.

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
(b)	the transfer to the Company of the 25-year lease agreement for the operating rights to 20 fishing vessels, with such rights appraised at $216.1 million at the fair market value; and
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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the Securities and Exchange Commission on November 14, 2014.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (/Cont’d)

(b) Consolidation of VIE (/Cont’d)

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

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$25,413,875	$7,736,309
Accounts receivable	16,601,060	9,133,130
Other receivables	164,960	11,632
Inventories	11,790,469	9,095,736
Prepaid expenses and deposits	346	4,306,753
Advance to suppliers	80,545	-
Long-term investment	3,378,161	3,468,953
Prepaid fixed asset deposits	23,375,265	33,985,148
Property, plant and equipment, net	82,689,505	75,623,422
TOTAL ASSETS	$163,494,186	$143,361,083

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (/Cont’d)

(b) Consolidation of VIE (/Cont’d)

	March 31, 2014	December 31, 2013
	(Unaudited)
LIABILITIES
Accounts payable - third parties	$2,489,257	$2,184,964
- related parties	8,576,394	13,807,605
Receipt in advance	-	297,034
Short-term loans	10,738,646	9,085,353
Accrued liabilities and other payables	3,705,247	4,423,847
Long-term loans	76,495,238	74,751,804
Deferred income	506,435	520,045

TOTAL LIABILITIES	$102,511,217	$105,070,652

The following tables show the revenue and cost of revenue, and net income of the Company’s VIEs after eliminating the intercompany balances for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Revenue	$65,582,952	$19,669,476

Cost of revenue	$(39,983,490)	$(14,653,078)

Net income from continuing operations	$23,732,933	$4,397,044

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

(IN U.S. DOLLARS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (/Cont’d)

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

(IN U.S. DOLLARS)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (/Cont’d)

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

(IN U.S. DOLLARS)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (/Cont’d)

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

(l) Prepaid fixed asset deposits

Prepaid fixed assets deposits represent prepayments of construction costs for the construction of 32 fishing vessels. Prepaid fixed assets deposits shall be reclassified to property, plant and equipment upon construction

(m) Property, plant and equipment

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

Estimated lives (years)
Fishing vessel	10-25
Major improvement on fishing vessel	4-20
Motor vehicle	3-5
Ship and office equipment	3-5

Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

(n) Capitalized interest

Interest associated with the construction of a fishing vessel is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $378,087 and $251,696 for the three months ended March 31, 2014 and 2013, respectively in the fishing vessels under construction.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (/Cont’d)&

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (/Cont’d)

(p) Income taxes (/Cont’d)

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

As of March 31, 2014 and December 31, 2013, none of the Company’s financial assets or liabilities was measured at fair value on a recurring basis. As of March 31, 2014 and December 31, 2013, none of the Company’s non-financial assets or liabilities were measured at fair value on a nonrecurring basis.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (/Cont’d)

(q) Fair value measurements (/Cont’d)

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (/Cont’d)

(t) Pension and employee benefits

Cost for pension and employee benefits was approximately $292,000 and $112,000 for the three months ended March 31, 2014 and 2013, respectively.

(u) Segment information

ASC 280 “Segment reporting” establishes standards for reporting information on operating segments in interim and annual financial statements. The Company currently has only one segment, all of the Company’s operations and customers are in the PRC and all income is derived from ocean fishery.

(v) Earnings per ordinary share

Earnings per ordinary share (basic and diluted) are based on the net income attributable to ordinary shareholders divided by the weighted average number of ordinary shares outstanding during each period. Ordinary share equivalents are not included in the calculation of diluted earnings per ordinary share if their effect would be anti-dilutive. Retroactive treatment as required by FASB ASC paragraph 260-10-55-12 has been applied in computing earnings per share to reflect the business combination held on February 25, 2013.

The following table sets forth the computation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Net income
From continuing operations	$23,388,716	$4,333,157
From discontinued operations	-	9,340,136
	$23,388,716	$13,673,293

Weighted average number of ordinary shares outstanding (Basic and diluted)	79,055,053	77,799,187

Earnings per ordinary share (Basic and diluted)
From continuing operations	$0.30	$0.06
From discontinued operations	-	0.12
Net income	$0.30	$0.18

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (/Cont’d)

(v) Earnings per ordinary share (/Cont’d)

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

4. CASH

Cash is classified by geographical areas is set out as follows:

	March 31, 2014	December 31, 2013
	(Unaudited)

Hong Kong	$467,997	$269,299
The PRC	25,569,725	7,887,300
	$26,037,722	$8,156,599

Maximum exposure to credit risk	$26,037,722	$8,156,599

Cash is denominated in the following currencies:

	March 31, 2014	December 31, 2013
	(Unaudited)

USD	$585,998	$381,516
RMB	25,419,626	7,737,225
HKD	32,098	37,858
	$26,037,722	$8,156,599

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

6. INVENTORIES

Inventories as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)

Frozen fish and marine catches in warehouse	$11,790,469	$9,095,736

7. PREPAID EXPENSES AND DEPOSITS

As of March 31, 2014 and December 31, 2013, prepaid expenses and deposits comprised following items:

	March 31, 2014	December 31, 2013
	(Unaudited)

Prepaid fishing licenses	$-	$668,589
Prepaid fuel, consumables and equipment	-	3,638,165
Others	346	2,820
	346	$4,309,574

8. OTHER RECEIVABLES

Other receivables as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)

Deposit for tax exemption application for import of fishing vessel equipment	$163,117	$-
Other	1,874	11,665
	$164,991	$11,665

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

9. LONG TERM INVESTMENTS (/Cont’d)

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

10. PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2014	December 31, 2013
	(Unaudited)

Fishing vessels	$61,379,244	$61,840,994
Fishing vessels pursuant to capital lease – related party	26,435,403	26,435,403
Vehicle	135,552	139,196
Office and other equipment	470,868	481,239
Fishing vessels under construction	24,784,020	16,272,875
	113,205,087	105,169,707
Less: accumulated depreciation	(4,432,651)	(3,199,000)
	$108,772,436	$101,970,707

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

10. PROPERTY, PLANT AND EQUIPMENT, NET (/Cont’d)

Depreciation expenses were $1,328,129 and $305,244 for three months ended March 31, 2014 and 2013, respectively. Depreciation of $1,320,929 and $298,752 was charged to cost of revenue and inventories for the three months ended March 31, 2014 and 2013, respectively. Depreciation of $7,200 and $6,492 was charged to general and administrative expenses for the three months ended March 31, 2014 and 2013, respectively.

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

As of March 31, 2014 and December 31, 2013, the Company pledged $19,142,912 and $16,236,585 of fishing vessels under construction as collateral for its term loans.

11. ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable to related parties as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)

PT. Avona Mina Lestari	$3,016,932	$1,967,151
Fuzhou Honglong Ocean Fishery Co., Ltd. (“Hong Long”)	717,884	6,214,491
Hai Yi Shipping Limited	584,118	251,341
Haifeng Dafu Enterprise Company Limited	-	377,216
Hong Fa Shipping Limited	4,257,460	4,996,031
Zhiyan Lin	-	1,375
	$8,576,394	$13,807,605

Accounts payable to related parties are not collateralized, carry no interest, and do not have specific repayment terms.

See Note 15(a) for the relationship of related parties.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

12. TERM LOANS

As of March 31, 2014 and December 31, 2013, The Company’s short and long-term loans consisted of the following items:

(a)	Short-term loans

	March 31, 2014	December 31, 2013
	(Unaudited)
Classified by financial institutions:
Industrial and Commercial Bank of China	$6,717,026	$-
Fujian Haixia Bank	4,021,620	9,085,353
	$10,738,646	$9,085,353

Additional information:
Maximum balance outstanding during period/year	$16,025,329	$25,169,260
Interest expense for the three months ended March 31, 2014 and 2013	$389,466	$283,423
Weighted average interest rate for the three months ended
March 31, 2014 and 2013	2.2%	0.6%

The principal payments for the outstanding short-term loans are as follows:

Name of Banks	Principal amount		Current annualized interest rate	Terms of loans	Collateral	Outstanding amount as of March 31, 2014

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	USD	1,717,040	Fixed rate at 3.339% per annum	Due on April 15, 2014	N/A	$1,717,040

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	USD	3,501,660	Fixed rate at 3.336% per annum	Due on April 20, 2014	N/A	3,501,660

Industrial & Commercial Bank of China, Fuzhou Dongjiekou Branch	USD	1,568,530	Fixed rate at 4.034% per annum	Due on June 24, 2014	N/A	1,498,326

Fujian Haixia Bank, Fuzhou Hualin Branch	RMB	10,000,000	Fixed rate at 9.000% per annum	Due on May 9, 2014	Guaranteed by Xinrong Zhuo	1,608,648

Fujian Haixia Bank, Fuzhou Hualin Branch	RMB	15,000,000	Fixed rate at 9.000% per annum	Due on April 23, 2014	Guaranteed by Xinrong Zhuo	2,412,972
						$10,738,646

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

12.	TERM LOANS (/Cont’d)

(b)	Long-term loans

	March 31, 2014	December 31, 2013
	(Unaudited)

China Minsheng Banking Corporation Limited, Fuzhou Branch	$14,441,638	$14,829,774
Fujian Haixia Bank, Fuzhou Hualin Branch	3,217,296	3,303,764
The Export-Import Bank of China, Fujian Branch	45,484,525	46,706,972
China Development Bank, Fujian Branch	13,351,779	9,911,294
	$76,495,238	$74,751,804
Less : Current portion within twelve months	(24,535,905)	(20,252,077)
	$51,959,333	$54,499,727

Additional information:
Weighted average interest rate for the three months ended March 31, 2014 and 2013	1.7%	1.6%

Interest expenses of long-term loans for the three months ended March 31, 2014 and 2013 amounted to $1,121,044 and $401,954, respectively. Interest expenses of $378,087 and $251,696 are capitalized to construction in progress for the three months ended March 31, 2014 and 2013, respectively.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

12.	TERM LOANS (/Cont’d)

(b)	Long-term loans (/Cont’d)

A summary of the principal payments for the outstanding term loans during the following ten fiscal years is as follows:

								Total
			Principal payment due during					outstanding
Name of bank	Collateral	Term of loans	2014	2015	2016	2017	2018-2023	loan amount

China Minsheng Banking Corporation Limited, Fuzhou Branch	Pingtan Fishing’s and Hong Long’s fishing vessels and guaranteed by Xinrong Zhuo	May 4, 2012 to March 16, 2015	$5,935,911	$2,967,956	$-	$-	$-	8,903,867

China Minsheng Banking Corporation Limited, Fuzhou Branch	Pingtan Fishing’s and Hong Long’s fishing vessels and guaranteed by Xinrong Zhuo	June 15, 2012 to March 16, 2015	1,447,783	723,892	-	-	-	2,171,675

China Minsheng Banking Corporation Limited, Fuzhou Branch	Pingtan Fishing’s and Hong Long’s fishing vessels and guaranteed by Xinrong Zhuo	June 29, 2012 to March 16, 2015	2,244,064	1,122,032	-	-	-	3,366,096

Fujian Haixia Bank, Fuzhou Hualin Branch	Guaranteed by Xinrong Zhuo	April 25, 2012 to March 22, 2015	1,608,648	1,608,648	-	-	-	3,217,296

The Export-Import Bank of China	Hong Long's investment in equity interest of a PRC local bank	July 5, 2013 to December 10, 2017	3,297,729	4,600,734	5,276,366	5,951,997	-	19,126,826

The Export-Import Bank of China	Hong Long's investment in equity interest of a PRC local bank	July 5, 2013 to December 10, 2017	120,649	176,951	193,038	209,124	-	699,762

The Export-Import Bank of China	Fujian International Trading and Transportation Company Ltd.'s investment in equity interest of a PRC local bank	July 5, 2013 to December 10, 2017	643,459	900,843	997,362	1,142,140	-	3,683,804

The Export-Import Bank of China	Guaranteed by Hong Long	July 5, 2013 to December 10, 2017	3,185,123	4,472,042	5,083,328	2,702,529	-	15,443,022

The Export-Import Bank of China	Fujian International Trading and Transportation Company Ltd.'s investment in equity interest of a PRC local bank	September 29, 2013 to December 10, 2017	80,432	96,519	128,692	144,778	-	450,421

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

12.	TERM LOANS (/Cont’d)

(b)	Long-term loans (/Cont’d)

								Total
			Principal payment due during					outstanding
Name of bank	Collateral	Term of loans	2014	2015	2016	2017	2018-2023	loan amount

The Export-Import Bank of China	Hong Long's investment in equity interest of a PRC local bank	September 29, 2013 to December 10, 2017	209,124	289,557	353,903	369,989	-	1,222,573

The Export-Import Bank of China	Hong Long's investment in equity interest of a PRC local bank	September 29, 2013 to December 10, 2017	-	-	-	2,589,923	-	2,589,923

The Export-Import Bank of China	Pingtan Fishing's investment in equity interest of a PRC local bank	September 29, 2013 to December 10, 2017	386,076	546,940	643,459	691,719	-	2,268,194

China Development Bank , Fujian Branch	Guaranteed by Xinrong Zhuo, Honghong Zhuo, Mrs. and Mr. Zhiyan Lin and 14 fishing vessels under construction	November 28, 2013 to November 27, 2023	563,027	1,126,054	1,206,486	1,367,351	9,088,861	13,351,779
			$19,722,025	$18,632,168	$13,882,634	$15,169,550	$9,088,861	$76,495,238

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

Pursuant Accounting Standards Codification (“ASC”) 460-10-25-2, the guarantor is obligated in two aspects in every guarantee or indemnification-a noncontingent liability and a contingent liability. The noncontingent liability represents the guarantor's obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering events or conditions occur. The contingent liability represents the guarantor’s obligation to make future payments if those triggering events or conditions occur and based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

We have assessed the contingent liabilities arising from the above-described guarantees and have concluded that no liabilities in respect of the guarantees were required to be recognized as of March 31, 2014 and December 31, 2013.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

13.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)

Accrued salaries and related benefit	$3,230,122	$4,022,049
Accrued interest due	200,760	177,049
Accrued professional fees	76,929	201,672
Other	283,312	242,502
	$3,791,123	$4,643,272

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

14.	ADVANCES FROM RELATED PARTIES

Advances from related parties as of March 31, 2014 and December 31, 2013 consisted of the following:

(a)	Name and relationship of related parties

Name of related party	Relationship
Xinrong Zhuo	CEO, Director and major shareholder of the Company
Ping Lin	Spouse of Xinrong Zhuo, a Family Member and shareholder of Hong Long
Panxing Zhuo	Father of Xinrong Zhuo, a Family Member
Honghong Zhuo	Daughter of Xinrong Zhuo
Qing Lin	Brother-in-law of Xinrong Zhuo, a Family Member
Longfei Zhuo	Cousin of Xinrong Zhuo, a Family Member
Sunqiang Zhou	Brother-in-law of Xinrong Zhuo, a Family Member
Cheng Chen	Cousin of Xinrong Zhuo, a Family Member and shareholder of Hong Long
Xiaojie Wu	Brother-in-law of Xinrong Zhuo, a Family Member
Xiaoqin Xu	An employee of an affiliate company
Xiaomei Yang	An employee of the Company and niece of Xinrong Zhuo
Xiaofang Zhuo	Cousin of Xinrong Zhuo, a Family Member
Longhua Zhuo	Sister of Xinrong Zhuo,a Family Member
Zhiyan Lin	Shareholder of Pingtan Fishing
Fujian Yihai Investment Co., Ltd.	An affiliate company majority owned by Longjie Zhuo, sibling of Xinrong Zhuo
Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd.	An affiliate company owned by Longfei Zhuo and Honghong Zhuo
Fujian Lutong Highway Engineering	An affiliate company majority owned by Xiaojie Wu, brother-in-law of Xinrong Zhuo
Fujian Haiyi International Shipping Agency Co., Ltd.	An affiliate company to which the Company acted as a trustee equity owner. Haiyi International is ultimately majority owned and controlled by Sunqiang Zhou

Fujian Xinnong Ocean Fisheries Development Co., Ltd.	An affiliate company to which the Company acted as a trustee equity owner. Xinnong is ultimately owned and controlled by Xiaojie Wu
Fuzhou Haoyouli Fisheries Development Co., Ltd.	An affiliate company to which the Company acted as trustee equity owner. Haoyouli is ultimately owned and controlled by Sunqiang Zhou
Fuzhou Honglong Ocean Fishery Co., Ltd.	An affiliate company majority owned and controlled by Ping Lin
PT. Avona Mina Lestari	An affiliate company controlled by Xinrong Zhuo family domiciled in Indonesia, engaged in fishing base management and fishing vessel service

Fujian Province Ocean Fishery Co., Ltd.	An affiliate company majority owned and controlled by Fuzhou Honglong Ocean Fishery Co., Ltd.

PT. Dwikarya Reksa Abadi	An affiliate company controlled by Xinrong Zhuo family domiciled in Indonesia, engaged in fishing base management and fishing vessel service

Haifeng Dafu Enterprise Company Limited	An affiliate company ultimately owned by Xinrong Zhuo and domiciled in the Hong Kong Special Administrative Region of the PRC (“Hong Kong”)

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

14.	ADVANCES FROM RELATED PARTIES (/Cont’d)

(a)	Name and relationship of related parties (.../Cont’d)

Name of related party	Relationship
Hai Yi Shipping Limited	An affiliate company ultimately owned by Xinrong Zhuo and domiciled in Hong Kong Administrative Region of the PRC (“Hong Kong”)

Fuzhou Wanhao Real Estate Property Investment Co., Ltd.	An affiliate company majority-owned and controlled by Qing Lin
China Communication Materials Central and South Co., Ltd.	An affiliate company majority-owned by Lutong Highway
Fujian Gangjun Construction Co., Ltd.	An affiliate company ultimately controlled by Xinrong Zhuo
Fujian International Trading and Transportation Co., Ltd.	An affiliate company owned by Yihai Investment and Longhao Zhuo, sibling of Xinrong Zhuo and a Family Member
Fuzhou Dongxing Longju Real Estate Co., Ltd.	An affiliate company owned by Xinrong Zhuo
Shenzhen Western Coast Fisherman Pier Co., Ltd.	An affiliate company owned by Xinrong Zhuo
Pingtan Heshun Fuel Co., Ltd.	An affiliate company under Xinrong Zhuo’s common control
Fuzhou Hairong Trading Co., Ltd.	An affiliate company under Xinrong Zhuo’s common control
Hong Fa Shipping Limited	An affiliate company ultimately owned by Xinrong Zhuo and domiciled in Hong Kong Administrative Region of the PRC (“Hong Kong”)

(b)

Due to related parties

Certain of the Company’s officers and directors, from time to time, have provided advances to the Company for working capital purpose. These advances are short-term in nature, non-interest bearing, unsecured and payable on demand. At March 31, 2014 and December 31, 2013, the due to related parties amount consisted of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)

Advance from Xinrong Zhuo	$650,000	$-
Accrued compensation for Xinrong Zhuo (chief executive officer)	3,352	-
Accrued compensation for Roy Yu (chief financial officer)	20,000	-
	$673,352	$-

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

15.	CAPITAL

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

An aggregate of 30,329,883 ordinary shares and 3,966,667 warrants that were originally issued by CGEI, to Chum Capital Group Limited, in connection with a private placement prior to CGEI’s initial public offering, that became exercisable for the Company’s ordinary shares beginning on March 27, 2013 (the “Sponsor Warrants”). The Sponsor Warrants have been registered for resale by the selling security-holders under Form S-3 filed on June 17, 2013 and declared effective on June 19, 2013. On June 2, 2011, the Company sold 5,000,000 units, at an offering price of $10.00 per unit, generating gross proceeds of $50,000,000. Each unit consists of one ordinary share, $0.001 par value, of the Company and one redeemable purchase warrant. Each warrant will entitle the holder to purchase from the Company one ordinary share at an exercise price of $12.00 commencing upon the completion of a business combination and expiring five years from the consummation of a business combination. The Company also registered an aggregate of 8,966,667 ordinary shares that are issuable by the Company upon exercise of the 3,966,667 Sponsor Warrants and 5,000,000 warrants that were issued in the CGEI’s initial public offering (the “Public Warrants”) and that became exercisable upon the consummation of the transactions contemplated by that certain Agreement and Plan of Merger, dated as of October 24, 2012, between CGEI, CDGC, China Growth Dredging Sub Ltd. and Xinrong Zhuo and by that certain Share Purchase Agreement, dated as of October 24, 2012, between CGEI and Merchant Supreme.

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

(IN U.S. DOLLARS)

15. CAPITAL (/Cont’d)

(a) Share Capital (/Cont’d)

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

16. RELATED PARTY TRANSACTIONS

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Service fee
Hai Yi Shipping Limited (5)	$115,391	$-

Sale of frozen fish and other marine catches
Shenzhen Western Coast Fisherman Pier Co., Ltd.	$-	$7,964,540

Purchase of fuel, fishing nets and other on board consumables (1) PT. Avona Mina Lestari	$-	$7,213,950

Purchase of fuel, fishing nets and other on board consumables paid on behalf
Fuzhou Honglong Ocean Fishery Co., Ltd.	$-	$598,422
Hong Fa Shipping Limited	16,239,640	-
	$16,239,640	$598,422

Purchase of vessel maintenance service (2)
PT. Avona Mina Lestari	$1,087,289	$604,666
PT. Dwikarya Reksa Adadi	1,210,408	-
	$2,297,697	$604,666
Purchase of transportation service (2)
Fuzhou Honglong Ocean Fishery Co., Ltd.	$889,692	$-
Haifeng Dafu Enterprise Company Limited	1,377,052	475,550
Hai Yi Shipping Limited	590,223	472,153
Hong Fa Shipping Limited	965,698	565,774
PT. Avona Mina Lestari	-	35,149
	$3,822,665	$1,548,626
Office rental
Ping Lin (4)	3,420	3,378

Cold storage warehouse paid on behalf
Fuzhou Honglong Ocean Fishery Co., Ltd.	$180,896	$-

Indonesia fleet vessel agency fee payable (3)
PT. Avona Mina Lestari	$373,032	$172,442
PT. Dwikarya Reksa Abadi	328,262	-
	$701,294	$172,442
Crewmen compensation paid on behalf
PT. Avona Mina Lestari	$864,000	$-

Indonesia fishing licenses paid on behalf
PT. Avona Mina Lestari	$424,944	$292,848
PT. Dwikarya Reksa Abadi	482,581	-
	$907,525	$292,848

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIALSTATEMENTS

(IN U.S. DOLLARS)

16.	RELATED PARTY TRANSACTIONS (/Cont’d)

(1)	Fuel, fishing nets and other consumables were sold to Pingtan Fishing.

(2)	Vessel maintenance and transportation services were charged to Pingtan Fishing at prices mutually agreed by the related parties and Pingtan Fishing.

(3)	Pursuant to a Fishery Cooperative Agreement dated December 31, 2012 with one-year term, entered into between Pingtan Fishing and Avona, Pingtan Fishing is payable to Avona an annual agency fee, calculated at a mutually agreed amount of $20,000, for the period from January 1, 2013 to December 31, 2013. Avona acts as an agent for each of Pingtan Fishing’s fishing vessels. The agreement continues to be executed without disagreement from both parties.

(4)	Pingtan Fishing entered into a three-year term office rental lease with Ping Lin on July 31, 2012. The annual lease is $13,680.

(5)	On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office, and clerical and administrative support and consultation services. The agreement will expire on December 31, 2014.

17.	CERTAIN RISKS AND CONCENTRATIONS

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

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of March 31, 2014 and December 31, 2013, the Company’s potential minimum cash obligation to these employees was approximately $10,056 and $10,059, respectively.

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

Pingtan Fishing leases office from Ping Lin. Pursuant to a rental agreement entered into on July 31, 2012 with three-year term, the annual lease is $13,678. The total future minimum lease payments under non-cancellable operating leases with respect to service fee, cold storage warehouse and office as of March 31, 2014 were as follows:

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

For the purpose of preparing these supplemental condensed parent company (unconsolidated) financial statements, the Company records its investment in VIE’s under the equity method of accounting as prescribed in ASC Topic 323, “Investments - Equity Method and Joint Ventures”. Such investment and long-term loans to subsidiaries are presented on the balance sheet as “Investments in VIE’s” and the income of the subsidiaries is presented as “Equity in income of VIE’s” on the statements of income.

These supplemental condensed parent company’s (unconsolidated) financial statements should be read in conjunction with the notes to the Company’s consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of March 31, 2014 and December 31, 2013, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Company’s consolidated financial statements, if any.

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)

Assets
Cash	$623,847	$246,684
Prepaid expenses	-	2,820
Other receivable	31	-
Investments in VIEs	60,982,969	38,446,318
Total assets	61,606,847	38,695,822

Other assets
Property, plant and equipment	26,082,931	26,347,285
Total assets	$87,689,778	$65,043,107

Liabilities and equity
Current liabilities
Accrued liabilities and other payables	$85,876	$201,672
Due to related parties	673,352	-
Total current liabilities	759,228	201,672

Shareholders' equity
Total shareholders' equity	86,930,550	64,841,435
Total liabilities and equity	$87,689,778	$65,043,107

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

20. CONDENSED PARENT COMPANY FINANCIAL INFORMATION (/Cont’d)

CONDENSED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

General and administrative expenses	$(345,303)	$(63,887)
Other income	1,086	-
Equity in income of VIEs	23,732,933	13,737,180
Net income	$23,388,716	$13,673,293

CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Net cash used in operating activities	$(251,805)	$(3,565)
Net cash used in investing activities	(21,032)	-
Net cash provided by financing activities	650,000	3,565
Net increase in cash	377,163	-
Cash at the beginning of the period	246,684	-
Cash at the end of the period	$623,847	$-

21. RESTATEMENT

The Company’s consolidated financial statements have been restated as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013. We incorrectly reflected certain balances of China Growth Equity Investments Ltd. in our consolidated financial statements at December 31, 2012 that should have been reflected as part of the recapitalization of the Company on the effective date of the share exchange agreement that occurred on February 25, 2013. Accordingly, we amended our consolidated financial statements for the three months ended March 31, 2013 to reflect the historical consolidated financial statements of CDGC and Merchant Supreme as the accounting acquirer prior to February 25, 2013 and the consolidated financial statements of PME, CDGC and Merchant Supreme and related subsidiaries for all periods subsequent to the closing date.

Additionally, we restated our consolidated financial statements as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 to:

a)	adjust the prepaid vessel rights to the historical cost of the vessels leased which is the historical cost of the 20 vessels on the books of Hong Long, to reflect the historical cost of the 20 leased vessels as a capital lease and reclassify such amounts to property, plant and equipment, to adjust the related depreciation and amortization expense, and to reflect any excess amounts paid for the leased operating rights as a capital distribution pursuant to ASC 805-50;
b)	clarify certain disclosures related to the acquisition of 46 vessels from a related party in June 2013 and disclosure related to the acquisition of operating license rights to 20 vessels in December 2013 from a related party; and
c)	record other miscellaneous adjustments such as the reclassification of certain balance sheets items and adjustment to adjust depreciation expense and accrue payroll and social insurance for some employee.

Accordingly, the Company’s consolidated balance sheets at March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013, the consolidated statements of income and comprehensive income (loss) and statement of cash flows have been restated herein. The effect of correcting these errors in the Company’s consolidated financial statements at March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013 are shown in the tables as follows:

Condensed consolidated balance sheet data	March 31, 2014
	As previously reported	Adjustments to Restate		Restated
Current assets
Cash	$26,039,273	$(1,551)	(c)	$26,037,722
Prepaid expenses and deposits	719,383	(719,037)	(c)	346
Advance to suppliers	-	80,545	(c)	80,545
Other receivable	1,874	163,117	(c)	164,991
Total Current Assets	55,152,059	(476,926)		54,675,133
Other Assets
Other receivables	1,181,681	(1,181,681)	(a)	-
Prepaid fixed assets deposits	-	23,375,265	(a)	23,375,265
Prepaid operating license rights	213,220,339	(213,220,339)	(a)	-
Property, plant and equipment, net	104,451,702	4,320,734	(a)(b)	108,772,436
Total Other Assets	322,231,883	(186,706,021)		135,525,862
Total Assets	$377,383,942	$(187,182,947)		$190,200,995

Accounts payable – related parties	$9,051,769	$(475,375)	(c)	$8,576,394
Short-term bank loans	10,808,850	(70,204)	(c)	10,738,646
Accrued liabilities and other payables	3,542,520	248,603	(b)(c)	3,791,123
Advance from a director	650,000	(650,000)	(c)	-
Due to related parties	-	673,352		673,352
Deferred income	1,688,115	(1,181,680)	(b)	506,435
Total Current Liabilities	52,766,416	(1,455,304)		51,311,112
Total Liabilities	104,725,749	(1,455,304)		103,270,445

Stockholders’ Equity:
Additional paid-in capital	-	117,525,377	(a)	117,525,377
Statutory reserves	22,410,773	(15,997,881)	(a)	6,412,892
Retained earnings (deficit)	221,022,364	(261,288,093)	(a)(b)	(40,265,729)
Accumulated other comprehensive income	29,146,001	(25,967,046)	(b)	3,178,955
Total Stockholders’ Equity	272,658,193	(185,727,643)		86,930,550
Total Liabilities and Stockholders’ Equity	$377,383,942	$(187,182,947)		$190,200,995

21. RESTATEMENT (continued)

Condensed consolidated balance sheet data	December 31, 2013
	As previously reported	Adjustments to Restate		Restated
Prepaid expenses	$2,380,874	$1,928,700	(c)	$4,309,574
Total Current Assets	28,778,004	1,928,700		30,706,704
Other Assets
Other receivables	1,213,440	(1,213,440)	(c)	-
Prepaid fixed assets deposits	1,928,700	32,056,448	(c)	33,985,148
Prepaid operating license rights	215,381,356	(215,381,356)	(b)	-
Property, plant and equipment, net	107,178,269	(5,207,562)	(b)(c)	101,970,707
Total Other Assets	329,170,718	(189,745,910)		139,424,808
Total Assets	$357,948,722	$(187,817,210)		$170,131,512

Accrued liabilities and other payables	3,851,047	792,225	(c)	4,643,272
Deferred income	1,733,485	(1,213,440)	(c)	520,045
Total Current Liabilities	51,211,565	(421,215)		50,790,350
Total Liabilities	105,711,292	(421,215)		105,290,077

Stockholders’ Equity:
Additional paid-in capital	-	117,525,377	(b)	117,525,377
Statutory reserves	22,410,773	(15,997,881)	(b)	6,412,892
Retained earnings (deficit)	199,341,512	(262,995,957)	(c)(b)	(63,654,445)
Accumulated other comprehensive income	30,406,090	(25,927,534)	(b)	4,478,556
Total Stockholders’ Equity	252,237,430	(187,395,995)		64,841,435
Total Liabilities and Stockholders’ Equity	$357,948,722	$(187,817,210)		$170,131,512

(a) To properly reflect the historical consolidated financial statements of CDGC and Merchant Supreme as the accounting acquirer prior to February 25. 2013 and the consolidated financial statements of PME, CDGC and Merchant Supreme and related subsidiaries for all periods subsequent to the closing date and to reflect other miscellaneous adjustments.

(b)	adjust the prepaid vessel rights to the historical cost of the vessels leased which is the historical cost of the 20 vessels on the books of Hong Long, to reflect the historical cost of the 20 leased vessels as a capital lease and reclassify such amounts to property, plant and equipment, to adjust the related depreciation and amortization expense, and to reflect any excess amounts paid for the leased operating rights as a capital distribution pursuant to ASC 805-50;

(c)	To record other miscellaneous adjustments such as the reclassify certain balance sheets items and adjustment to adjust depreciation and interest expense and accrue payroll and social insurance for some employee.

21. RESTATEMENT (continued)

Condensed consolidated statement of income and comprehensive income:	For the Three Months ended March 31, 2014
	As previously reported	Adjustments to Restate	Restated
Cost of revenue	$41,541,994	$(1,558,504)	$39,983,490
Gross profit	24,040,958	1,558,504	25,599,462
General and administrative expenses	620,915	159,356	780,271
Operating income	22,749,092	1,399,148	24,148,240
Interest income	3,424	1	3,425
Interest expenses	1,372,941	(240,518)	1,132,423
Other income (expense)	89	(252)	(163)
(Loss)/gain on foreign currency transaction	(223,233)	68,449	(154,784)
Net income from continuing operations	21,680,852	1,707,864	23,388,716
Consolidated net income	$21,680,852	$1,707,864	$23,388,716
Foreign currency translation adjustment	(1,260,089)	(39,512)	(1,299,601)
Comprehensive income	$20,420,763	$1,668,352	$22,089,115

Basic and diluted earnings per share
- From continuing operations	$0.27	$0.03	$0.30
- From discontinued operations	-	-	-
- Net income	$0.27	$0.03	$0.30

Weighted average number of ordinary shares outstanding
- Basic and diluted	79,055,053	-	79,055,053

Condensed consolidated statement of income and comprehensive income:	For the Three Months ended March 31, 2013
	As previously reported	Adjustments to Restate	Restated
Cost of revenue	$14,292,134	$360,944	$14,653,078
Gross profit	5,377,342	(360,944)	5,016,398
Operating income	4,881,312	(360,944)	4,520,368
Interest expense	(685,377)	251,696	(433,681)
Net income from continuing operations	4,442,405	(109,248)	4,333,157
Consolidated net income	$13,782,541	$(109,248)	$13,673,293
Comprehensive income	$15,335,040	$(77,995)	$15,257,045

Basic and diluted earnings per share
- From continuing operations	$0.06	$-	$0.06
- From discontinued operations	0.11	0.01	0.12
- Net income	$0.17	$0.01	$0.18

Weighted average number of ordinary shares outstanding
- Basic and diluted	79,055,053	(1,255,866)	77,799,187

21. RESTATEMENT (continued)

Condensed consolidated statement of cash flows	For the Three Months ended March 31, 2014
	As previously reported	Adjustments to Restate		Restated
Cash flows from operating activities:
Net income	$21,680,852	$1,707,864	(a)(c)	$23,388,716
Income from continuing operations	21,680,852	1,707,864		23,388,716
Depreciation of property, plant and equipment	1,004,698	323,431	(a)	1,328,129
Amortization of operating license rights	2,161,017	(2,161,017)		-
Other receivable	9,603	(165,144)		(155,541)
Prepaid expense and deposits	1,619,089	727,971		2,347,060
Advance to suppliers	-	(81,546)		(81,546)
Accounts payable – related parties	(4,449,061)	(481,282)		(4,930,343)
Accrued liabilities and other payables	(999,575)	255,731	(a)	(743,844)
Due to related parties	-	23,352		23,352
Net cash provided by operating activities from continuing operations	10,327,763	149,360		10,477,123
Purchase of property, plant and equipment	(299,428)	(80,911)		(380,339)
Net cash provided by investing activities from continuing operations	1,602,132	(80,911)		1,521,221
Proceeds from short-term bank loans	8,707,682	(71,077)		8,636,605
Net cash provided by financing activities from continuing operations	6,381,525	(71,077)		6,310,448
Effect of exchange rate on cash and cash equivalents	(428,746)	1,077		(427,669)
Net increase in cash and cash equivalents	18,311,420	(430,297)		17,881,123
Cash and cash equivalents – end of period	26,039,273	(1,551)		26,037,722
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,641,419	$(159,607)		$1,481,812

(a)	adjust the prepaid vessel rights to the historical cost of the vessels leased which is the historical cost of the 20 vessels on the books of Hong Long, to reflect the historical cost of the 20 leased vessels as a capital lease and reclassify such amounts to property, plant and equipment, to adjust the related depreciation and amortization expense, and to record other miscellaneous adjustments such as the reclassify certain balance sheets items and adjustment to adjust depreciation expense.

Condensed consolidated statement of cash flows	For the Three Months ended March 31, 2013
	As previously reported	Adjustments to Restate	Restated
Cash flows from operating activities:
Net income	$13,782,541	$(109,248)	$13,673,293
Income from continuing operations	4,442,405	(109,248)	4,333,157
Depreciation of property, plant and equipment	760,401	(455,157)	305,244
Accrued liabilities and other payables	641,562	293,053	934,615
Net cash provided by operating activities from continuing operations:	7,407,138	(271,352)	7,135,786

Cash flows from investing activities
Purchase of property, plant and equipment	(12,868,150)	(251,696)	(13,119,846)
Net cash used in investing activities from continuing operations	(12,592,405)	(251,696)	(12,844,101)

Cash flows from financing activities
Cash acquired in recapitalization	-	3,565,355	3,565,355
Net cash provided by financing activities from continuing operations	4,077,847	3,565,355	7,643,202

Effect of exchange rate on cash and cash equivalents	235,221	523,048	758,269
Net increase in cash	30,384,285	3,800,576	34,184,861
Cash – beginning of period	175,488,715	(3,565,355)	171,923,360
Cash – end of period	$206,108,221	$-	$206,108,221

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

As of March 31, 2014, we own 104 trawlers and 2 drifters and have operating leased operating rights to 20 drifters. Our fleet has an average useful life of approximately 17 years. These vessels are fully licensed to fish in Indonesian or Indian waters. Among the 126 fishing vessels, 114 vessels are operating in the Arafura Sea in Indonesia, and the remaining 12 vessels are operating in the Bay of Bengal in India.

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

Discontinued operations

In December 2013, we completed the sale of the China Dredging Group (‘‘CDGC’’) business, which has been reported as discontinued operations in the 2013 period, to Hong Long, a related party owned by the wife of our Chairman and CEO, Mr. Xinrong Zhuo.

IIn exchange for (i) offset of our current $155.2 million 4% promissory note due to Hong Long matures on June 19, 2015; (ii) the assignment of the 25-year exclusive operating license rights for 20 new fishing vessels to us, with a fair market value of $216.1 million; and (iii) offset of PME’s current accounts payable due to CDGC with an amount of $172.5 million. In Connection with these 20 fishing vessels, Hong Long received subsidies from China’s central government budget in 2012, and a recent notification from the Government prohibits the sale or transfer of ownership for a period of 10 years for fishing vessels that have received such subsidies.

On December 3, 2013, the Board, excluding Mr. Zhuo and Mr. Lin approved moving forward with the sale and executed and closed the transaction. The total consideration for the transaction is approximately $543.8 million and a gain on sale of $117.5 million was recorded as an adjustment to our equity as it was sold to a related party under common control.

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

Gross Profit

Our gross profit is affected primarily by changes in production cost. Fuel, freight and labor costs together account for about 82% of cost of sales for the quarter ended March 31, 2014. The fluctuation of fuel price, freight price and exchange rates may significantly affect our cost level and gross profit.

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

Earnings per Ordinary Share

Earnings per ordinary share (basic and diluted) are based on the net income divided by the weighted average number of ordinary shares outstanding during each period. Ordinary share equivalents are not included in the calculation of diluted earnings per ordinary share if their effect would be anti-dilutive.

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

Cost of Sales and Gross Margin

The following tables set forth our cost of sales and gross profit, both in amounts and as a percentage of revenue for the three months ended March 31, 2014 and 2013:

(Amounts in thousands, except for percentage)

	Three Months Ended March 31,
	2014			2013
	US$	% of COS	% of Revenue	US$	% of COS	% of Revenue
Fuel cost	$24,607	61.5%	37.5%	$8,966	61.2%	45.6%
Freight	4,799	12.0%	7.3%	1,946	13.3%	9.9%
Labor cost	3,556	8.9%	5.5%	1,007	6.9%	5.1%
Depreciation	1,321	3.3%	2.0%	1,102	7.5%	5.6%
Maintenance fee	2,168	5.4%	3.3%	594	4.1%	3.0%
Spare parts	2,036	5.1%	3.1%	592	4.0%	3.0%
License fee and agency fee	1,496	3.8%	2.3%	446	3.0%	2.3%
Total cost of sales	$39,983	100.0%	61.0%	$14,653	100.0%	74.5%

Cost of sales for the three months ended March 31, 2014 was $40.0 million, representing an increase of 172.9% as compared to $14.7 million in the same period of 2013. The increase was principally due to the increase in fuel cost for our fishing vessels of $15.6 million as a result of the fleet expansion. Freight, labor cost and maintenance fee also increased, which was in line with the increase in revenue.

	Three Months Ended March 31,				Percentage
	2014		2013		Change
	US$	% of revenue	US$	% of revenue	%
Revenue	$65,583	100.0%	$19,669	100.0%	233.4%
Cost of revenue	$39,983	61.0%	$14,653	74.5%	172.9%
Gross profit	$25,600	39.0%	$5,016	25.5%	410.3%

Gross margin increased to 39.0% in the first quarter of 2014 from 25.5% in the same period of 2013, primarily due to an increase of 39.3% in average unit sales price, change in product mix and a tighter control on cost of revenue. Gross profit for the first quarter of 2014 was $25.6 million, representing an increase of 410.3% as compared to $5.0 million in the same period of 2013 as a result of business expansion.

Sales, General and Administrative Expenses

The following table sets forth sales, general and administrative (SG&A) expenses and income from operations both in amounts and as a percentage of revenue for the three months ended March 31, 2014 and 2013:

(Amounts in thousands, except for percentage)

	Three Months Ended March 31,				Percentage
	2014		2013		Change
	US$	% of Revenue	US$	% of Revenue	%

Operating Expenses:
Selling and marketing expenses	$(671)	(1.0)%	$(195)	(1.0)%	244.1%
General & administrative expenses
Legal and professional fees	(112)	(0.2)%	(214)	(1.1)%	(47.7)%
Salaries and staff welfare	(210)	(0.3)%	(25)	(0.1)%	740.0%
Service fee	(115)	(0.2)%	-	-	100.0%
Others	(344)	(0.5)%	(62)	(0.3)%	453.2%
Total G&A expenses	(781)	(1.2)%	(301)	(1.5)%	158.9%
Total SG&A expenses	(1,452)	(2.2)%	(496)	(2.5)%	192.6%
Income from operations	$24,148	36.8%	$4,520	23.0%	434.2%

Total SG&A expenses increased by 192.6% to $1.5 million in the three months ended March 31, 2014 from $0.5 million in the same period of 2013. The increase in SG&A expenses was primarily attributable to higher sales expenses including storage and transportation fees, and salaries and staff welfare as a result of our expanded scale of operations, as well as higher administrative costs associated with the company being a publicly listed company. As a percentage of revenue, SG&A expenses remained constant with 2.2% and 2.5% in the first quarter of 2014 and 2013.

Other Income and Expenses

Net other expenses increased by 305.7% to $0.8 million in the three months ended March 31, 2014 from $0.2 million in the same period of 2013. The increase was primarily driven by an increase in interest expenses of $0.7 million and an increase in foreign currency exchange loss of $0.4 million, being partially offset by an increase in subsidy income of $0.5 million.

Income Tax

We are exempted from income tax derived from our ocean fishing operations.

Net Income

(Amounts in thousands, except for percentage)

Three Months Ended March 31,
2014			2013
Revenue	Net income	Net margin	Revenue	Net income	Net margin
$65,583	$23,389	35.7%	$19,669	$4,333	22.0%

Net income for the three months ended March 31, 2014 was $23.4 million, or 35.7% of revenue, compared to $4.3 million, or 22.0% of revenue, in the same period of 2013.

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

Our current assets totaled $54.7 million as of March 31, 2014 while our current liabilities totaled $51.3 million. We have financed our activities to date primarily through cash generated from operating activities and loans from banks. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for continuing operations for each of the periods indicated:

 (Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities from continuing operations	$10,477	$7,136
Net cash provided by/(used in) investing activities from/for continuing operations	1,521	(12,844)
Net cash provided by financing activities from continuing operations	6,311	7,643
Net cash provided by discontinued operations	–	31,492
Effect of exchange rate	(428)	758
Cash and cash equivalents at beginning of period	8,157	171,923
Cash and cash equivalents at end of period	$26,038	$206,108

Operating activities

For the three months ended March 31, 2014, cash provided by operating activities from continuing operations totaled $10.5 million compared to $7.1 million in the same period of 2013. Net cash flow provided by operating activities from continuing operations for the three months ended March 31, 2014 primarily reflected i) $23.4 million of earnings in the first quarter of 2014; ii) a $7.8 million increase in accounts receivable due to the expansion of our fleet and growth of operations; iii) a $3.0 million increase in inventories to support the increased sales volume; and iv) a $4.9 million decrease in accounts payable - related parties due to earlier settlement of purchase.

Investing activities

For the three months ended March 31, 2014, we had a net cash inflow of $1.5 million from investing activities from continuing operations. This was primarily attributable to: i) $1.9 million refunds of fixed assets deposits previously paid; and ii) $0.4 million purchases of property, plant and equipment in the period.

Financing activities

For the three months ended March 31, 2014, we had a net cash inflow of $6.3 million from financing activities from continuing operations which was primarily driven by: i) $12.4 million proceeds from term loans and ii) $6.7 million outflow for the repayments of loans.

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

Contractual Obligations

The Company has the following obligations as of March 31, 2014.

	Payments due by period
Contractual Obligations	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Operating lease obligations
- related party transactions	$364,362	$356,480	$7,882	$-	$-
- non-related party transactions	91,461	91,461	-	-	-
Term Loans
- related party transactions	-	-	-	-	-
- non-related party transactions	87,304,088	30,530,875	47,684,352	2,976,000	6,112,861
Total	$87,759,911	$30,978,816	$47,692,234	$2,976,000	$6,112,861

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

RESULTS OF DISCONTINUED OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013

During the year ended December 31, 2013, we decided to exit our dredging businesses (see Note 2 - Discontinued Operations) in order to increase the focus on the Company’s core operations and to improve overall profitability. In addition, we established certain targets in the areas of internal control in order to enhance the Company’s profitability profile. As a result of this business exit, we believe the Company is better positioned to achieve improved future financial results. The sale of our wholly owned subsidiary of CDGC is reflected as discontinued operations. Our operating results for the three months ended March 31, 2013 have been adjusted to properly reflect discontinued operation. The transaction involved no cash but the Company’s $155.2 million, 4% promissory note due on June 19, 2015 was forgiven. We do not foresee any material impact on our liquidity and financial condition as a result of this disposal. We also do not anticipate any contingencies which would be required to accrue and include in our 2013 financials.

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: December 3, 2014	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman and Chief Executive Officer

Date: December 3, 2014	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer

