Form 10-Q/A
period 2014-06-30
Pingtan Marine Enterprise Ltd.
filed 2014-12-04
CIK 1517130

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

As of August 6, 2014, the outstanding number of shares of the registrant’s ordinary stock, par value $0.001 per share, was 79,055,053.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment”) of Pingtan Marine Enterprise Ltd. for the period ended June 30, 2014 is amending the Quarterly Report on Form 10-Q originally filed on August 6, 2014 (the “Original Report”). We are filing this Amendment No. 1 to reflect the restatement of our audited consolidated financial statements contained herein for the year ended December 31, 2013. As disclosed in our Current Report on Form 8-K as filed on November 5, 2014, as of December 31, 2012, we incorrectly reflected certain balances of China Growth Equity Investments Ltd. in our consolidated financial statements at December 31, 2012 that should have been reflected as part of the recapitalization of the Company on the effective date of the share exchange agreement that occurred on February 25, 2013. Accordingly, we amended our consolidated financial statements for the six months ended June 30, 2013 to reflect the historical consolidated financial statements of CDGC and Merchant Supreme as the accounting acquirer prior to February 25, 2013 and the consolidated financial statements of PME, CDGC and Merchant Supreme and related subsidiaries for all periods subsequent to the closing date and to reflect other miscellaneous adjustments.

Additionally, we restated our consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 to:

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

Please see Note 23 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Amendment which further describes the effect of these restatements. In addition, we have amended the following sections of this report:

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations & Liquidity and Capital Resources

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

3

PINGTAN MARINE ENTERPRISE LTD.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	June 30, 2014	December 31, 2013
	(As Restated)	(As Restated)
ASSETS

CURRENT ASSETS:
Cash	$13,628,063	$8,156,599
Accounts receivable, net of allowance for doubtful accounts	25,273,649	9,133,130
Inventories, net of reserve for obsolete inventories	13,847,641	9,095,736
Prepaid expense	904,784	4,309,574
Advance to suppliers	9,859	-
Other receivable	165,824	11,665

Total Current Assets	53,829,820	30,706,704

OTHER ASSETS:
Long-term investment	3,385,131	3,468,953
Prepayment for long-term assets	32,802,342	33,985,148
Property, plant and equipment, net	120,893,797	101,970,707

Total Other Assets	157,081,270	139,424,808

Total Assets	$210,911,090	$170,131,512

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$839,385	$2,184,964
Accounts payable - related parties	9,178,529	13,807,605
Advance from customers	-	297,034
Short-term bank loans	20,958,121	9,085,353
Long-term bank loans - current portion	26,678,058	20,252,077
Accrued liabilities and other payable	5,651,770	4,643,272
Due to related parties	673,355	-
Deferred grant income	507,480	520,045

Total Current Liabilities	64,486,698	50,790,350

OTHER LIABILITIES:
Long-term bank loans - non-current portion	44,345,219	54,499,727

Total Liabilities	108,831,917	105,290,077

SHAREHOLDERS' EQUITY:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at June 30, 2014 and December 31, 2013)	79,055	79,055
Additional paid-in capital	117,525,377	117,525,377
Accumulated deficit	(25,423,368)	(63,654,445)
Statutory reserve	6,412,892	6,412,892
Accumulated other comprehensive income - foreign currency translation adjustment	3,485,217	4,478,556

Total Shareholders' Equity	102,079,173	64,841,435

Total Liabilities and Shareholders' Equity	$210,911,090	$170,131,512

See notes to unaudited condensed consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

REVENUE	$56,909,432	$21,362,357	$122,492,384	$41,031,833

COST OF REVENUE	39,472,433	11,749,639	79,455,923	26,402,717

GROSS PROFIT	17,436,999	9,612,718	43,036,461	14,629,116

OPERATING EXPENSES:
Selling	568,422	174,046	1,239,373	368,734
General and administrative	798,569	866,194	1,578,840	1,167,536

Total Operating Expenses	1,366,991	1,040,240	2,818,213	1,536,270

INCOME FROM OPERATIONS	16,070,008	8,572,478	40,218,248	13,092,846

OTHER INCOME (EXPENSE):
Interest income	5,746	1,460	9,171	2,556
Interest expense	(1,276,778)	(276,104)	(2,409,201)	(709,785)
Foreign currency transaction loss	(302,850)	(428,389)	(457,634)	(220,405)
Grant income	-	205	524,421	35,592
Investment income from cost-method investment	345,983	69,071	345,983	69,071
Other income	252	11	89	2,014

Total Other Income (Expense), net	(1,227,647)	(633,746)	(1,987,171)	(820,957)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	14,842,361	7,938,732	38,231,077	12,271,889

INCOME TAXES	-	-	-	-

NET INCOME FROM CONTINUING OPERATIONS	14,842,361	7,938,732	38,231,077	12,271,889

NET INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	-	17,759,118	-	27,099,254

NET INCOME	$14,842,361	$25,697,850	$38,231,077	$39,371,143

COMPREHENSIVE INCOME:
NET INCOME	$14,842,361	$25,697,850	$38,231,077	$39,371,143

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain/(loss)	306,262	4,170,925	(993,339)	5,754,677

TOTAL COMPREHENSIVE INCOME	$15,148,623	$29,868,775	$37,237,738	$45,125,820

BASIC AND DILUTED EARNINGS PER SHARE
From continuing operations	$0.19	$0.10	$0.48	$0.16
From discontinued operations	0.00	0.22	0.00	0.35
Net income	$0.19	$0.32	$0.48	$0.51

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053	79,055,053	78,430,589

See notes to unaudited condensed consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2014

(IN U.S. DOLLARS)

	Ordinary Shares		Additional			Accumulated Other	Total
	Number of		Paid-in	Accumulated	Statutory	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Reserve	Income	Equity

Balance, December 31, 2013 - as restated	79,055,053	$79,055	$117,525,377	$(63,654,445)	$6,412,892	$4,478,556	$64,841,435

Net income	-	-	-	38,231,077	-	-	38,231,077

Foreign currency translation adjustment	-	-	-	-	-	(993,339)	(993,339)

Balance, June 30, 2014 - as restated	79,055,053	$79,055	$117,525,377	$(25,423,368)	$6,412,892	$3,485,217	$102,079,173

See notes to consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2014	2013
	(As Restated)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$38,231,077	$12,271,889
Adjustment to reconcile net income from operations to net cash provided by operating activities:
Depreciation	3,268,713	610,676
Changes in operating assets and liabilities:
Accounts receivable	(16,401,659)	7,439,389
Other receivable	(154,824)	274,998
Prepaid expense	1,422,129	394,949
Inventories	(4,983,981)	(2,025,416)
Advance to suppliers	(9,883)	-
Accounts payable	(1,295,979)	2,611,720
Accounts payable - related parties	(4,306,058)	331,367
Advance from customers	(290,574)	358,176
Advance from customers - related parties	-	(12,942,680)
Accrued liabilities and other payable	734,992	9,145,867
Due to related parties	23,355	-

NET CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	16,237,308	18,470,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from government grants for fishing vessels construction	-	1,861,416
Payment for fishing vessels deposit	-	(200,000,000)
Refund from fixed assets deposit	1,886,749	-
Prepayments made for long-term assets	(22,307,032)	-
Purchase of property, plant and equipment	(773,168)	(14,831,031)
Advance to related parties	-	(8,731,951)

NET CASH USED IN INVESTING ACTIVITIES FOR CONTINUING OPERATIONS	(21,193,451)	(221,701,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	29,524,941	24,994,395
Repayments of short-term bank loans	(17,402,742)	(30,680,742)
Proceeds from long-term bank loans	3,716,691	-
Repayments of long-term bank loans	(5,643,715)	(1,884,778)
Advance from related parties	650,000	203,779,276
Cash acquired in recapitalization	-	3,565,355

NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	10,845,175	199,773,506

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities from discontinued operations	-	40,030,992
Net cash used in investing activities for discontinued operations	-	(193,780,034)
Net cash provided by financing activities from discontinued operations	-	4,363,800

NET CASH USED IN DISCONTINUED OPERATIONS	-	(149,385,242)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(417,568)	1,725,421

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,471,464	(151,116,946)

CASH AND CASH EQUIVALENTS - beginning of period	8,156,599	171,923,360

CASH AND CASH EQUIVALENTS - end of period	$13,628,063	$20,806,414

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,984,513	$1,395,742

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deposit on setting up joint venture netted of accounts payable - related parties	$-	$6,090,302
Acquisition of property, plant and equipment by decreasing prepayment for long-term assets	$22,669,536	$-
Proceeds from deferred grant income	$-	$7,594,182

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

On December 4, 2013, in connection with the sale of CDGC, the Company and Hong Long entered into an agreement whereby Hong Long assigned its operating rights of 20 vessels for a period of 25 years pursuant to a license agreement to Pingtan Fishing. Subsequent to the licensing of the operating rights, Pingtan Fishing is entitled to 100% operation and operating results from vessels. Hong Long was not able to transfer ownership of these 20 vessels to the Company since Hong Long received subsidies from China’s central government budget in 2012 for the construction of these 20 vessels and Hong Long received notification from the Government prohibiting the sale or transfer of ownership of these vessels for a period of 10 years for fishing vessels that have received such subsidies.

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

The payment consideration for the sale consisted of the following items:

a)	offset the Company's current $155.2 million promissory note which matures on June 19, 2015 and bears an interest rate of 4%;

b)	the transfer to the Company of the 25-year lease agreement for the operating rights to 20 new fishing vessels, with such rights appraised at $216.1 million at the fair market value; and

c)	offset of current accounts of $172.5 million made between the Company and CDGC.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

2.	DISCONTINUED OPERATIONS (…/Cont’d)

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

Basis of presentation

These interim consolidated financial statements of the Company and its subsidiaries and variable interest entities (each, a “VIE”, and together with the Company and its subsidiaries, the “Group”) are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included. The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”).

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Consolidation of VIE (…/Cont’d)

	June 30, 2014	December 31, 2013
	(As Restated)	(As Restated)
ASSETS
Cash	$13,329,961	$7,736,309
Accounts receivable	25,273,649	9,133,130
Other receivable	165,793	11,632
Inventories	13,847,641	9,095,736
Prepaid expense	904,242	4,306,753
Advance to suppliers	9,859	-
Long-term investment	3,385,131	3,468,953
Prepayment for long-term assets	32,802,342	33,985,148
Property, plant and equipment, net	95,075,220	75,623,422
TOTAL ASSETS	$184,793,838	$143,361,083

LIABILITIES
Accounts payable	$839,385	$2,184,964
Accounts payable - related parties	9,178,529	13,807,605
Advance from customers	-	297,034
Short-term bank loans	20,958,121	9,085,353
Accrued liabilities and other payable	5,493,245,	4,423,847
Long-term bank loans	71,023,277	74,751,804
Deferred grant income	507,480	520,045
TOTAL LIABILITIES	$108,000,037	$105,070,652

The following tables show the revenue, cost of revenue and net income of the Company’s VIEs after eliminating the intercompany balances for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Revenue	$56,909,432	$21,362,357	$122,492,384	$41,031,833

Cost of revenue	$(39,472,433)	$(11,749,639)	$(79,455,923)	$(26,402,717)

Net income from continuing operations	$15,547,032	$8,648,024	$39,279,965	$13,045,068

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

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

Deferred grant income

Deferred grant income represents income collected but not earned as of the report date. This is composed of receipts of the government grants to construct new fishing vessels. Upon the completion of the construction of the fishing vessels, the grant is deducted from the cost of the fishing vessels. As of June 30, 2014 and December 31, 2013, deferred grant income amounted to $507,480 and $520,045, respectively.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Property, plant and equipment (…/Cont’d)

The estimated useful lives of the assets are as follows:

Estimated lives
Fishing vessels	10 - 25 Years
Major improvement on fishing vessel	4 – 20 Years
Motor vehicle	3 - 5 Years
Office and other equipment	3 - 5 Years

Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

Capitalized interest

Interest associated with the construction of a fishing vessel is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of approximately $215,000 and $459,000 for the three months ended June 30, 2014 and 2013, respectively; approximately $593,000 and $711,000 for the six months ended June 30, 2014 and 2013, respectively, in the fishing vessels under construction.

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

The carrying values of the Company’s financial assets and liabilities, including accounts receivable, other receivable, other current assets, short-term bank loans, accounts payable, and accrued liabilities and other payable, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. It is not practicable to estimate the fair values of advance to and advance from related parties because of the related party nature of such advances.

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

Pension and employee benefits

Cost for pension and employee benefits was approximately $262,000 and $120,000 for the three months ended June 30, 2014 and 2013, respectively; approximately $554,000 and $232,000 for the six months ended June 30, 2014 and 2013, respectively.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Earnings per ordinary share (…/Cont’d)

The following table sets forth the computation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Net income
From continuing operations	$14,842,361	$7,938,732	$38,231,077	$12,271,889
From discontinued operations	-	17,759,118	-	27,099,254
	$14,842,361	$25,697,850	$38,231,077	$39,371,143

Weighted average number of ordinary shares outstanding (Basic and diluted)	79,055,053	79,055,053	79,055,053	78,430,589

Earnings per ordinary share (Basic and diluted)
From continuing operations	$0.19	$0.10	$0.48	$0.16
From discontinued operations	0.00	0.22	0.00	0.35
Net income	$0.19	$0.32	$0.48	$0.51

For the three and six months ended June 30, 2014 and 2013, the number of securities convertible into ordinary shares (8,966,667) not included in diluted EPS because the effect would have anti-dilutive consists of the followings:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Number of warrants to purchase ordinary shares	8,966,667	8,966,667	8,966,667	8,966,667

Recently issued accounting standards

There are no new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of June 30, 2014.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

4.	CASH

Cash is classified by geographical areas is set out as follows:

	June 30, 2014	December 31, 2013
	(As Restated)	(As Restated)
Hong Kong	$143,547	$269,299
The PRC	13,484,516	7,887,300
	13,628,063	8,156,599

Maximum exposure to credit risk	$13,628,063	$8,156,599

Cash is denominated in the following currencies:

	June 30, 2014	December 31, 2013
	(As Restated)	(As Restated)
USD	$279,497	$381,516
RMB	13,334,398	7,737,225
HKD	14,168	37,858
	$13,628,063	$8,156,599

In the PRC and Hong Kong, there are currently no rules or regulations mandating obligatory insurance of bank accounts. Management believes these financial institutions are of high credit quality.

Renminbi is not a freely convertible currency and the remittance of funds out of the PRC is subject to the exchange restrictions imposed by the PRC government.

5.	ACCOUNTS RECEIVABLE

	June 30, 2014	December 31, 2013

Accounts receivable from independent third parties	$25,273,649	$9,133,130

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

6.	INVENTORIES

Inventories as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013

Frozen fish and marine catches in warehouse	$13,847,641	$9,095,736

7.	PREPAID EXPENSE

As of June 30, 2014 and December 31, 2013, prepaid expense comprised following items:

	June 30, 2014	December 31, 2013
	(As Restated)	(As Restated)
Prepayments on fuel, consumables and equipment	$871,503	$3,638,165
Prepaid fishing licenses	-	668,589
Other	33,281	2,820
	$904,784	$4,309,574

8.	OTHER RECEIVABLE

Other receivable as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(As Restated)	(As Restated)
Deposit for tax exemption application for import of fishing vessel equipment	$163,453	$-
Other	2,371	11,665
	$165,824	$11,665

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

9.	LONG-TERM INVESTMENT

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

10.	PREPAYMENT FOR LONG-TERM ASSETS

Prepayment for long-term assets as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(As Restated)	(As Restated)
Deposit for acquisition of commercial retail space	$22,252,016	$-
Payment for vessels construction	10,550,326	33,985,148
	$32,802,342	$33,985,148

As of June 30, 2014, Pingtan Fishing made total payments of $22,252,016 to property developers in order to purchase commercial retail space located in Hubei and Anhui Province, PRC. These commercial retail spaces will be used for market expansion in the fishery product markets in central and western areas of PRC in order to capture more sales directly to final customers. The total consideration for the commercial retail space will be approximately $27 million (RMB 166,227,200) and the Company expects the title to these retail spaces will be transferred to Pingtan Fishing by the end of fiscal 2014.

11.	PROPERTY, PLANT AND EQUIPMENT

At June 30, 2014 and December 31, 2013, property, plant and equipment consisted of the following:

	June 30, 2014	December 31, 2013
	(As Restated)	(As Restated)
Fishing vessels	$60,346,707	$61,840,994
Fishing vessels pursuant to capital lease – related party	26,435,403	26,435,403
Vehicle	135,832	139,196
Office and other equipment	471,840	481,239
Fishing vessels under construction	39,262,325	16,272,875
	126,652,107	105,169,707
Less: accumulated depreciation	(5,758,310)	(3,199,000)
	$120,893,797	$101,970,707

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

11.	PROPERTY, PLANT AND EQUIPMENT, NET (…/Cont’d)

Depreciation expenses were $1,940,584 and $305,432 for three months ended June 30, 2014 and 2013, respectively, of which $1,933,426 and $298,751, were included in cost of revenue and inventories, respectively; the remainder was charged to general and administrative expenses, respectively.

Depreciation expenses were $3,268,713 and $610,676 for six months ended June 30, 2014 and 2013, respectively, of which $3,254,355 and $597,503, were included in cost of revenue and inventories, respectively; the remainder was charged to general and administrative expenses, respectively.

As of June 30, 2014, there are 32 fishing vessels under construction, including (i) 3 fishing vessels ordered in September 2012 which would be delivered in the second half of 2014; and (ii) 29 fishing vessels ordered in June 2013 as a continuation of the Company’s fleet replacement plan, the expected delivery time would be 2015. The Company is intended to replace 29 existing older vessels with these 29 new vessels.

As of June 30, 2014 and December 31, 2013, the Company had 26 and 38 fishing vessels with net carrying amount of $21,017,644 and $33,117,389 respectively pledged as collateral for its term loans and term loan of a related party. The term loans of the related party were in the amount of approximately $10.5 million and $20.7 million as of June 30, 2014 and December 31, 2013, respectively (Note 13).

As of June 30, 2014 and December 31, 2013, the Company pledged $19,182,410 and $16,236,585 of fishing vessels under construction as collateral for its term loans.

12.	ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable to related parties as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(As Restated)	(As Restated)
PT. Avona Mina Lestari	$699,462	$1,967,151
Fuzhou Honglong Ocean Fishery Co., Ltd. (“Hong Long”)	5,766,822	6,214,491
Hai Yi Shipping Limited	187,447	251,341
Haifeng Dafu Enterprise Company Limited	1,035,130	377,216
Hong Fa Shipping Limited	1,488,540	4,996,031
Zhiyan Lin	-	1,375
Ping Lin	1,128	-
	$9,178,529	$13,807,605

Accounts payable to related parties are not collateralized, carry no interest, and do not have specific repayment terms.

See Note 17 for the relationship of related parties.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

13.	TERM LOANS

As of June 30, 2014 and December 31, 2013, The Company’s short-term and long-term bank loans consisted of the following items:

Short-term bank loans

	June 30, 2014	December 31, 2013
	(As Restated)	(As Restated)
Classified by financial institutions:
Fujian Haixia Bank	$-	$9,085,353
China Development Bank	20,958,121	-
	$20,958,121	$9,085,353

Additional information:
Maximum balance outstanding during period/year	$22,458,215	$25,169,260
Interest expense for the three months ended June 30, 2014 and 2013	$106,969	$277,794
Interest expense for the six months ended June 30, 2014 and 2013	$496,435	$561,217
Weighted average interest rate for the six months ended June 30, 2014 and 2013	5.2%	5.3%

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

13.	TERM LOANS (…/Cont’d)

Short-term bank loans (…/Cont’d)

The principal payments for the outstanding short-term bank loans are as follows:

			Current			Outstanding
Name of Banks	Principal amount		annualized interest rate	Terms of loans	Collateral	amount as of June 30, 2014

China Development Bank, Fujian Branch	USD	4,482,960	Fixed rate at 2.770% per annum	Due on October 17, 2014	Guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	$4,482,960

China Development Bank, Fujian Branch	USD	1,513,990	Fixed rate at 2.773% per annum	Due on November 3, 2014	Guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	1,513,990

China Development Bank, Fujian Branch	USD	3,881,430	Fixed rate at 2.774% per annum	Due on November 14, 2014	Guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	3,881,430

China Development Bank, Fujian Branch	USD	5,974,741	Fixed rate at 2.771% per annum	Due on December 7, 2014	Guaranteed by Xinrong Zhuo Honghong Zhuo, Zhiyan Lin and Shuhui Ke	5,974,741

China Development Bank, Fujian Branch	USD	5,105,000	Fixed rate at 2.776% per annum	Due on December 14, 2014	Guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	5,105,000
						$20,958,121

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

13.	TERM LOANS (…/Cont’d)

Long-term bank loans

	June 30, 2014	December 31, 2013

China Minsheng Banking Corporation Limited, Fuzhou Branch	$9,647,624	$14,829,774
Fujian Haixia Bank, Fuzhou Hualin Branch	2,417,951	3,303,764
The Export-Import Bank of China, Fujian Branch	45,578,374	46,706,972
China Development Bank, Fujian Branch	13,379,328	9,911,294
	$71,023,277	$74,751,804
Less : Current portion within twelve months	(26,678,058)	(20,252,077)
	$44,345,219	$54,499,727

Additional information:
Weighted average interest rate for the six months ended June 30, 2014 and 2013	3.5%	3.6%

Interest expense of long-term loans for the three months ended June 30, 2014 and 2013 amounted to approximately $1,385,000 and $433,000, respectively. Interest expense of approximately $215,000 and $459,000 are capitalized to construction in progress for the three months ended June 30, 2014 and 2013, respectively.

Interest expense of long-term loans for the six months ended June 30, 2014 and 2013 amounted to approximately $2,506,000 and $835,000, respectively. Interest expense of approximately $593,000 and $711,000 are capitalized to construction in progress for the six months ended June 30, 2014 and 2013, respectively.

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

Long-term bank loans (…/Cont’d)

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

Long-term bank loans (…/Cont’d)

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

14.	ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(As Restated)	(As Restated)
Accrued salaries and related benefit	$4,698,806	$4,022,049
Accrued interest due	190,414	177,049
Accrued professional fees	148,400	201,672
Other	614,150	242,502
	$5,651,770	$4,643,272

15.	DUE TO RELATED PARTIES

Certain of the Company’s officers and directors, from time to time, have provided advances to the Company for working capital purpose. These advances are short-term in nature, non-interest bearing, unsecured and payable on demand. At June 30, 2014 and December 31, 2013, the due to related parties amount consisted of the following:

	June 30, 2014	December 31, 2013
	(As Restated)	(As Restated)
Advance from Xinrong Zhuo	$650,000	$-
Accrued compensation for Xinrong Zhuo, chief executive officer	3,355	-
Accrued compensation for Roy Yu, chief financial officer	20,000	-
	$673,355	$-

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

16.	CAPITAL

Share Capital

On February 25, 2013, CGEI completed its merger with CDGC and the various transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 24, 2012 among CGEI, CDGC, and China Dredging Sub. Ltd. and the share purchase of Merchant Supreme contemplated by the Share Purchase Agreement, dated as of October 24, 2012 (the “Share Purchase Agreement”), among CGEI and Merchant Supreme (collectively, the “Business Combination”). Upon the consummation of the Business Combination, the ordinary shares, $0.001 par value per share of the Company were listed on The NASDAQ Capital Market under the symbol “PME”. Pursuant to the terms of the Merger Agreement, upon completion of the Merger, each share of then-issued outstanding ordinary shares and Class A preferred shares of CDGC was automatically cancelled and converted into the right to receive 0.82947 Company Ordinary Shares. Pursuant to the terms of the Share Purchase Agreement, all of the issued and outstanding shares of Merchant Supreme capital shares were purchased by the Company for an aggregate of 25,000,000 Company Ordinary Shares. On February 26, 2013, the Company announced that it had completed the Business Combination.

An aggregate of 30,329,883 ordinary shares and 3,966,667 warrants that were originally issued by CGEI, to Chum Capital Group Limited, in connection with a private placement prior to CGEI’s initial public offering, became exercisable for the Company’s ordinary shares beginning on March 27, 2013 (the “Sponsor Warrants”). The Sponsor Warrants have been registered for resale by the selling security-holders under Form S-3 filed on June 17, 2013 and declared effective on June 19, 2013. On June 2, 2011, the Company sold 5,000,000 units, at an offering price of $10.00 per unit, generating gross proceeds of $50,000,000. Each unit consists of one ordinary share, $0.001 par value, of the Company and one redeemable purchase warrant. Each warrant will entitle the holder to purchase from the Company one ordinary share at an exercise price of $12.00 commencing upon the completion of a business combination and expiring five years from the consummation of a business combination. The Company also registered an aggregate of 8,966,667 ordinary shares that are issuable by the Company upon exercise of the 3,966,667 Sponsor Warrants and 5,000,000 warrants that were issued in the CGEI’s initial public offering (the “Public Warrants”) and that became exercisable upon the consummation of the transactions contemplated by that certain Agreement and Plan of Merger, dated as of October 24, 2012, between CGEI, CDGC, China Growth Dredging Sub Ltd. and Xinrong Zhuo and by that certain Share Purchase Agreement, dated as of October 24, 2012, between CGEI and Merchant Supreme.

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

Share Capital (…/Cont’d)

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

17.	RELATED PARTY TRANSACTIONS (…/Cont’d)

Related	party transactions

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Service fee
Hai Yi Shipping Limited (5)	$115,521	$-	$230,912	$-

Sale of frozen fish and other marine catches
Shenzhen Western Coast Fisherman Pier Co., Ltd	$-	$2,341,114	$-	$10,305,654

Purchase of fuel, fishing nets and other on board consumables (1)
PT. Avona Mina Lestari	$-	$4,402,490	$-	$11,616,440

Purchase of fuel, fishing nets and other on board consumables paid on behalf
Fuzhou Honglong Ocean Fishery Co., Ltd.	$86,269	$419,909	$86,269	$1,018,331
Zhiyan Lin	33,980	-	33,980	-
Hong Fa Shipping Limited	22,312,040	-	38,551,680	-
	$22,432,289	$419,909	$38,671,929	$1,018,331

Purchase of vessel maintenance service (2)
PT. Avona Mina Lestari	$1,233,220	$710,708	$2,320,509	$1,315,374
PT. Dwikarya Reksa Adadi	1,344,189	-	2,554,597	-
	$2,577,409	$710,708	$4,875,106	$1,315,374

Purchase of transportation service (2)
Fuzhou Honglong Ocean Fishery Co., Ltd.	$5,145,545	$-	$6,035,237	$-
Haifeng Dafu Enterprise Company Limited	153,889	1,248,310	1,530,941	1,723,860
Hai Yi Shipping Limited	180,476	263,737	770,699	735,890
Hong Fa Shipping Limited	520,218	604,291	1,485,916	1,170,065
PT. Avona Mina Lestari	-	-	-	35,149
	$6,000,128	$2,116,338	$9,822,793	$3,664,964

Office rental
Ping Lin (4)	$3,366	$3,417	$6,786	$6,795

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

17.	RELATED PARTY TRANSACTIONS (…/Cont’d)

Related	party transactions (…/Cont’d)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Cold storage warehouse paid on behalf
Fuzhou Honglong Ocean Fishery Co., Ltd.	$178,078	$-	$358,974	$-

Indonesia fleet vessel agency fee (3)
PT. Avona Mina Lestari	$370,372	$172,595	$743,404	$345,037
PT. Dwikarya Reksa Abadi	325,927	-	654,189	-
	$696,299	$172,595	$1,397,593	$345,037

Crewmen compensation
PT. Avona Mina Lestari	$857,270	$-	$1,721,270	$-

Indonesia fishing licenses paid on behalf (6)
PT. Avona Mina Lestari	$421,921	$293,600	$846,865	$586,448
PT. Dwikarya Reksa Abadi	479,148	-	961,729	-
	$901,069	$293,600	$1,808,594	$586,448

(1)	Fuel, fishing nets and other consumables were sold to Pingtan Fishing.

(2)	Vessel maintenance and transportation services were charged to Pingtan Fishing at prices mutually agreed by the related parties and Pingtan Fishing.

(3)	Pursuant to a Fishery Cooperative Agreement dated December 31, 2012 with one-year term, entered into between Pingtan Fishing and Avona, Pingtan Fishing is payable to Avona an annual agency fee, calculated at mutually agreed amount of $20,000, for the period from January 1, 2013 to December 31, 2013, Avona acts as an agent for each of Pingtan Fishing’s fishing vessels. The agreement continues to be executed without disagreement from both parties.

(4)	Pingtan Fishing entered into a three-year term office rental lease with Ping Lin on July 31, 2012. The annual lease is $13,574. On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office, and clerical and administrative support and consultation services. The agreement will expire on December 31, 2014.

(5)	On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office, and clerical and administrative support and consultation services. The agreement will expire on December 31, 2014.

(6)	Pingtan Fishing paid to Avona and PT. Dwikarya Reksa Abadi that acted as agencies on behalf of Pingtan Fishing to apply fishing licenses.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIALSTATEMENTS

(IN U.S. DOLLARS)

18.	CERTAIN RISKS AND CONCENTRATIONS

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

Rental expenses and service fee under operating leases for the three months ended June 30, 2014 and 2013 was $392,353 and $76,024 respectively, of which $296,695 and $3,417 are paid to the related parties (Note 17).

Rental expenses and service fee under operating leases for the six months ended June 30, 2014 and 2013 was $788,958 and $151,177 respectively, of which $596,672 and $6,795 are paid to the related parties (Note 17).

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

21.	CAPITAL COMMITMENT

In June 2014, Pingtan Fishing prepaid $22,252,016 to property developers to purchase commercial retail space located in Anhui and Hubei Province, PRC. The total considerations will be $26.8 million (RMB 166.2 million) and ownership will be transferred to Pingtan Fishing before December 31, 2014.

On June 12 2014, Pingtan Fishing incorporated a joint venture with two companies for the fishery processing purpose. Total registered capital of the joint venture is $161.2 million (RMB 1 billion) and Pingtan Fishing accounted for 35% of the total ownership. The Company has not contributed any of the registered capital and will contribute cash of $56.4 million (RMB 350 million) as of June 30, 2014

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

For the purpose of preparing these supplemental condensed parent company (unconsolidated) financial statements, the Company records its investment in VIEs under the equity method of accounting as prescribed in ASC Topic 323, “Investments - Equity Method and Joint Ventures”. Such investment and long-term loans to VIEs are presented on the balance sheet as “Investments in VIEs” and the income of the VIEs is presented as “Equity in income of VIEs” on the statements of income.

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

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(As Restated)	(As Restated)

Assets
Cash	$298,102	$246,684
Prepaid expense	542	2,820
Other receivable	31	-
Investment in VIEs	76,793,801	38,446,318
Total current assets	77,092,476	38,695,822

Other assets
Property, plant and equipment, net	25,818,577	26,347,285
Total assets	$102,911,053	$65,043,107

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

22.	CONDENSED PARENT COMPANY FINANCIAL INFORMATION (…/Cont’d)

	June 30, 2014	December 31, 2013
	(As Restated)	(As Restated)

Liabilities and equity
Current liabilities
Accrued liabilities and other payable	$158,525	$201,672
Due to related parties	673,355	-
Total current liabilities	831,880	201,672

Shareholders' equity
Total shareholders' equity	102,079,173	64,841,435
Total liabilities and equity	$102,911,053	$65,043,107

CONDENSED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

General and administrative expense	$(704,537)	$(709,292)	$(1,049,840)	$(773,179)
Other (expense) income	(134)	-	952	-
Equity in income of VIEs	15,547,032	26,407,142	39,279,965	40,144,322
Net income	$14,842,361	$25,697,850	$38,231,077	$39,371,143

CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2014	2013
	(As Restated)	(As Restated)

Net cash used in operating activities	$(857,111)	$(562,137)
Net cash (used in) provided by investing activities	(47,966)	64,000
Net cash provided by financing activities	956,495	498,137
Net increase in cash	51,418	-
Cash at the beginning of the period	246,684	-
Cash at the end of the period	$298,102	$-

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

23.	RESTATEMENT OF INTERIM FINANCIAL RESULTS

The Company’s consolidated financial statements have been restated as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013.  The Company incorrectly reflected certain balances of China Growth Equity Investments Ltd. in its consolidated financial statements at December 31, 2012 that should have been reflected as part of the recapitalization of the Company on the effective date of the share exchange agreement dated February 25, 2013. Accordingly, the Company amended its consolidated financial statements to reflect the historical consolidated financial statements of China Dredging Group Co., Ltd (“CDGC”) and Merchant Supreme as the accounting acquirer prior to February 25, 2013 and the consolidated financial statements of PME, CDGC and Merchant Supreme and related subsidiaries for all periods subsequent to the effective date.

Additionally, the Company restated the following in its unaudited condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 to:

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

Accordingly, the Company’s unaudited interim consolidated balance sheets at June 30, 2014, and the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2014 and 2013, and consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 have been restated herein. The effect of correcting these errors in the Company’s (a) unaudited consolidated balance sheets at June 30, 2014; (b) unaudited consolidated statements of income and comprehensive income for the three and six months ended June 30, 2014 and 2013; and (c) unaudited consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 are shown in the tables as follows:

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

23.	RESTATEMENT OF INTERIM FINANCIAL RESULTS (…/Cont’d)

Condensed consolidated balance sheet data:

	June 30, 2014
	As Previously Filed	Adjustments to Restate	As Restated
Prepaid expense	$1,258,409	$(353,625)	$904,784
Prepaid expense and deposits - related parties	832,684	(832,684)	-
Advance to suppliers	-	9,859	9,859
Other receivable	2,371	163,453	165,824
Total current assets	54,842,817	(1,012,997)	53,829,820

Other receivable	1,184,119	(1,184,119)	-
Prepaid fixed asset deposits	22,252,016	(22,252,016)	-
Prepayment for long-term assets	-	32,802,342	32,802,342
Prepaid operating license rights	211,059,322	(211,059,322)	-
Property, plant and equipment, net	103,970,136	16,923,661	120,893,797
Total other assets	341,850,724	(184,769,454)	157,081,270

Total assets	$396,693,541	$(185,782,451)	$210,911,090

Accounts payable - related parties	$10,191,525	$(1,012,996)	$9,178,529
Accrued liabilities and other payable	4,744,457	907,313	5,651,770
Due to related parties	-	673,355	673,355
Deferred grant income	1,691,598	(1,184,118)	507,480
Total current liabilities	65,103,144	(616,446)	64,486,698

Additional paid-in capital	-	117,525,377	117,525,377
Retained earnings (accumulated deficit)	235,342,599	(260,765,967)	(25,423,368)
Statutory reserve	22,410,773	(15,997,881)	6,412,892
Accumulated other comprehensive income - foreign currency translation adjustment	29,412,751	(25,927,534)	3,485,217

Total shareholders' equity	287,245,178	(185,166,005)	102,079,173

Total liabilities and shareholders' equity	$396,693,541	$(185,782,451)	$210,911,090

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

23.	RESTATEMENT OF INTERIM FINANCIAL RESULTS (…/Cont’d)

Consolidated statements of income and comprehensive income data:

	For the three months ended June 30, 2014			For the three months ended June 30, 2013
	As Previously Filed	Adjustments to Restate	As Restated	As Previously Filed	Adjustments to Restate	As Restated
Cost of revenue	$(40,143,919)	$671,486	$(39,472,433)	$(12,235,475)	$485,836	$(11,749,639)
General and administrative expense	(957,925)	159,356	(798,569)
Interest income	5,747	(1)	5,746
Interest expense	(1,036,260)	(240,518)	(1,276,778)	(710,365)	434,261	(276,104)
Foreign currency transaction loss	(234,401)	(68,449)	(302,850)
Other income	-	252	252
Income from continuing operations	14,320,235	522,126	14,842,361	7,018,635	920,097	7,938,732
Net income	$14,320,235	$522,126	$14,842,361	$24,777,753	$920,097	$25,697,850
Foreign currency translation adjustment	266,750	39,512	306,262	4,202,178	(31,253)	4,170,925
Basic and diluted earnings per share:
From continuing operations	$0.18	$0.01	$0.19	$0.09	$0.01	$0.10

	For the six months ended June 30, 2014			For the six months ended June 30, 2013
	As Previously Filed	Adjustments to Restate	As Restated	As Previously Filed	Adjustments to Restate	As Restated
Cost of revenue	$(81,685,913)	$2,229,990	$(79,455,923)	$(26,527,609)	$124,892	$(26,402,717)
Interest expense				(1,395,742)	685,957	(709,785)
Income from continuing operations	36,001,087	2,229,990	38,231,077	11,461,040	810,849	12,271,889
Net income	$36,001,087	$2,229,990	$38,231,077	$38,560,294	$810,849	$39,371,143
Basic and diluted earnings per share:
From continuing operations	$0.46	$0.02	$0.48	$0.15	$0.01	$0.16
From discontinued operations				$0.34	$0.01	$0.35
Weighted average ordinary shares outstanding:
Basic and diluted				79,055,053	(624,464)	78,430,589

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

23.	RESTATEMENT OF INTERIM FINANCIAL RESULTS (…/Cont’d)

Consolidated statements of cash flows data:

	For the six months ended June 30, 2014
	As Previously Filed	Adjustments to Restate	As Restated
Net income from continuing operations	$36,001,087	$2,229,990	$38,231,077
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	1,993,816	1,274,897	3,268,713
Amortization of operating license right	4,322,034	(4,322,034)	-
Changes in operating assets and liabilities:
Other receivable	9,034	(163,858)	(154,824)
Prepaid expense	1,067,631	354,498	1,422,129
Prepaid expense - related parties	(834,743)	834,743	-
Advance to suppliers	-	(9,883)	(9,883)
Accounts payable - related parties	(3,290,557)	(1,015,501)	(4,306,058)
Accrued liabilities and other payable	(446,629)	1,181,621	734,992
Due to related parties	-	23,355	23,355
Net cash provided by operating activities from continuing operations	15,849,480	387,828	16,237,308

Purchase of property, plant and equipment	(595,233)	(177,935)	(773,168)
Net cash used in investing activities for continuing operations	(21,015,516)	(177,935)	(21,193,451)

Effect of exchange rate on cash and cash equivalents	(207,675)	(209,893)	(417,568)
Net increase (decrease) in cash and cash equivalents	$5,679,139	$(207,675)	$5,471,464

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

23.	RESTATEMENT OF INTERIM FINANCIAL RESULTS (…/Cont’d)

Consolidated statements of cash flows data:

	For the six months ended June 30, 2013
	As Previously Filed	Adjustments to Restate	As Restated
Net income from continuing operations	$11,461,040	$810,849	$12,271,889
Adjustment to reconcile net income from operations to net cash provided by operating activities:
Depreciation	1,529,723	(919,047)	610,676
Net cash provided by operating activities from continuing operations	18,579,133	(108,198)	18,470,935
Cash acquired in recapitalization	-	3,565,355	3,565,355
Net cash provided by financing activities from continuing operations	196,208,151	3,565,355	199,773,506
Effect of exchange rate on cash and cash equivalents	1,617,223	108,198	1,725,421
Net (decrease) increase in cash and cash equivalents	(156,299,524)	5,182,578	(151,116,946)
Cash and cash equivalents – beginning of period	$175,488,715	$(3,565,355)	$171,923,360

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

We do not offer promotional payments, customer coupons, rebates or other cash redemption offers to customers. We do not accept returns from customers. Deposits or advance payments from customers prior to delivery of goods are recorded as advance from customers.

Cost of revenue

Our cost of revenue primarily consists of fuel costs, freight, direct labor costs, depreciation, maintenance fees and other overhead costs. Fuel costs generally accounted for the majority of our cost of revenue.

Gross profit

Our gross profit is affected primarily by changes in production cost. Fuel, freight and labor costs together account for about 83% of cost of revenue for the six months ended June 30, 2014. The fluctuation of fuel price and freight price may significantly affect our cost level and gross profit.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

Revenue

Revenue is derived from sales of aquatic products. Our top 6 species of fish sold including ribbon fish, Indian white shrimp, pomfret, croaker fish, red fish and mackerel together accounted for about 82.7% of revenue for the three months ended June 30, 2014. The table below sets forth more detail regarding the revenue breakdown by different species of fish:

(Amounts in thousands, except for percentage and per unit data)

	Three Months Ended June 30,
	2014				2013
	Revenue	Volume(KG)	Average price	% of Revenue	Revenue	Volume(KG)	Average price	% of Revenue
Ribbon fish	$21,673	8,090,283	$2.68	38.1%	$5,819	2,524,670	$2.30	27.2%
Indian white shrimp	12,010	1,395,830	8.60	21.1%	5,514	563,797	9.78	25.8%
Pomfret	7,200	3,310,840	2.17	12.7%	2,325	878,837	2.65	10.9%
Croaker fish	2,575	1,009,973	2.55	4.5%	2,317	1,025,579	2.26	10.9%
Red fish	1,920	511,188	3.76	3.4%	732	185,453	3.95	3.4%
Mackerel	1,664	570,688	2.92	2.9%	238	77,850	3.06	1.1%
Others	9,867	4,189,189	2.36	17.3%	4,417	1,505,369	2.93	20.7%
Total	$56,909	19,077,991	$2.98	100.0%	$21,362	6,761,555	$3.16	100.0%

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

Cost of Revenue and Gross Margin

The following tables set forth our cost of revenue and gross profit, both in amounts and as a percentage of revenue for the three months ended June 30, 2014 and 2013:

(Amounts in thousands, except for percentage)

	Three Months Ended June 30,
	2014			2013
	US$	% of COR	% of Revenue	US$	% of COR	% of Revenue
Fuel cost	$24,442	61.9%	42.9%	$7,657	65.2%	35.8%
Freight	4,531	11.5%	8.0%	1,641	14.0%	7.7%
Labor cost	3,645	9.2%	6.4%	872	7.4%	4.1%
Depreciation	1,813	4.6%	3.2%	182	1.5%	0.9%
Maintenance fee	2,412	6.1%	4.2%	624	5.3%	2.9%
Spare parts	1,113	2.8%	2.0%	354	3.0%	1.7%
License fee and agency fee	1,516	3.8%	2.7%	420	3.6%	2.0%
Total cost of revenue	$39,472	100.0%	69.4%	$11,750	100.0%	55.0%

Cost of revenue for the three months ended June 30, 2014 was $39.5 million, representing an increase of 235.9% as compared to $11.7 million in the same period of 2013. The increase was principally due to the increase in fuel cost for our fishing vessels of $16.8 million as a result of the fleet expansion. Freight, labor cost, depreciation and maintenance fee also increased which was in line with the increase in revenue.

	Three Months Ended June 30,				Percentage
	2014		2013		Change
	US$	% of revenue	US$	% of revenue	%
Revenue	$56,909	100.0%	$21,362	100.0%	166.4%
Cost of revenue	$39,472	69.4%	$11,750	55.0%	235.9%
Gross profit	$17,437	30.6%	$9,612	45.0%	81.4%

Gross margin decreased to 30.6% in the second quarter of 2014 from 45.0% in the same period of 2013, primarily due to decrease of 5.7% in average unit sales price. Gross profit for the second quarter of 2014 was $17.4 million, representing an increase of 81.4% as compared to $9.6 million in the same period of 2013 as a result of business expansion.

Selling, General and Administrative Expense

The following table sets forth selling, general and administrative (SG&A) expense and income from operations both in amounts and as a percentage of revenue for the three months ended June 30, 2014 and 2013:

(Amounts in thousands, except for percentage)

	Three Months Ended June 30,				Percentage
	2014		2013		Change
	US$	% of Revenue	US$	% of Revenue	%
Gross profit	$17,437	30.6%	$9,612	45.0%	81.4%
Operating Expenses:
Selling expense
Storage fee	(273)	(0.5)%	(73)	(0.3)%	274.0%
Transportation fee	(152)	(0.3)%	(32)	(0.1)%	375.0%
Insurance	(129)	(0.2)%	(37)	(0.2)%	248.6%
Other	(14)	-	(32)	(0.2)%	(56.3)%
Total selling expense	(568)	(1.0)%	(174)	(0.8)%	226.6%
General & administrative expense
Legal and professional fees	(186)	(0.3)%	(258)	(1.2)%	(27.9)%
Salaries and staff welfare	(212)	(0.4)%	(113)	(0.5)%	87.6%
Service fee	(116)	(0.2)%	-	-	-
Other	(284)	(0.5)%	(495)	(2.3)%	(42.6)%
Total G&A expense	(798)	(1.4)%	(866)	(4.1)%	(7.8)%
Total SG&A expense	(1,366)	(2.4)%	(1,040)	(4.9)%	31.4%
Income from operations	$16,071	28.2%	$8,572	40.1%	87.5%

Total SG&A expenses increased by 31.4% to $1.4 million in the three months ended June 30, 2014 from $1.0 million in the same period of 2013. The increase in SG&A expenses was primarily attributable to higher selling expenses including storage and transportation fees, and salaries and staff welfare as a result of our expanded scale of operations. As a percentage of revenue, SG&A expenses were 2.4% in the six months ended June 30, 2014, compared to 4.9% in the same period of 2013.

Other Income/Expense

Net other expense increased by 93.7% to $1.2 million in the three months ended June 30, 2014 from $0.6 million in the same period of 2013. The increase was primarily driven by an increase in interest expense of approximately $1.0 million due to the increase in interest bearing bank loans, offset by a decrease in foreign currency transaction loss of approximately $0.1 million and an increase in investment income from cost-method investment of approximately $0.3 million. The investment income is distribution of earnings from our bank investment that in the form of cash are paid out of undistributed profits of fiscal year 2013.

Income Tax

We are exempted from income tax derived from our ocean fishing operations in PRC.

Net Income from Continuing Operations

(Amounts in thousands, except for percentage)

Three Months Ended June 30,
2014			2013
Revenue	Net income from continuing operations	Net margin	Revenue	Net income from continuing operations	Net margin
$56,909	$14,842	26.1%	$21,362	$7,939	37.2%

Net income from continuing operations for the three months ended June 30, 2014 was $14.8 million, or 26.1% of revenue, compared to $7.9 million, or 37.2% of revenue, in the same period of 2013.

Foreign Currency Translation Adjustment

During the three months ended June 30, 2014 and 2013, we recognized a foreign currency translation gain of $0.3 million and $4.2 million, respectively.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

Revenue

Revenue is derived from sales of aquatic products. Our top 6 species of fish sold including ribbon fish, Indian white shrimp, pomfret, croaker fish, threadfin and conger eel together accounted for about 81.1% of revenue for the six months ended June 30, 2014. The table below sets forth more detail regarding the revenue breakdown by different species of fish:

(Amounts in thousands, except for percentage and per unit data)

	Six Months Ended June 30,
	2014				2013
	Revenue	Volume(KG)	Average price	% of Revenue	Revenue	Volume(KG)	Average price	% of Revenue
Ribbon fish	$39,135	14,951,732	$2.62	31.9%	$13,616	7,025,914	$1.94	33.2%
Indian white shrimp	23,169	2,676,400	8.66	18.9%	8,192	1,089,118	7.52	20.0%
Pomfret	18,520	8,045,726	2.30	15.1%	3,829	1,663,842	2.30	9.3%
Croaker fish	10,754	4,079,034	2.64	8.8%	6,125	3,300,548	1.86	14.9%
Threadfin	4,102	1,368,188	3.00	3.3%	967	312,528	3.09	2.4%
Conger eel	3,624	1,481,386	2.45	3.1%	534	192,600	2.77	1.3%
Others	23,188	9,321,969	2.49	18.9%	7,769	2,704,769	2.87	18.9%
Total	$122,492	41,924,435	$2.92	100.0%	$41,032	16,289,319	$2.52	100.0%

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

Cost of Revenue and Gross Margin

The following tables set forth our cost of revenue and gross profit, both in amounts and as a percentage of revenue for the six months ended June 30, 2014 and 2013:

(Amounts in thousands, except for percentage)

	Six Months Ended June 30,
	2014			2013
	US$	% of COR	% of Revenue	US$	% of COR	% of Revenue
Fuel cost	$49,049	61.7%	40.0%	$16,623	63.0%	40.5%
Freight	9,330	11.7%	7.6%	3,587	13.6%	8.7%
Labor cost	7,201	9.1%	5.9%	1,879	7.1%	4.6%
Depreciation	3,135	3.9%	2.6%	1,284	4.8%	3.1%
Maintenance fee	4,580	5.8%	3.7%	1,218	4.6%	3.0%
Spare parts	3,149	4.0%	2.6%	946	3.6%	2.3%
License fee and agency fee	3,012	3.8%	2.5%	866	3.3%	2.1%
Total cost of revenue	$79,456	100.0%	64.9%	$26,403	100.0%	64.3%

Cost of revenue for the six months ended June 30, 2014 was $79.5 million, representing an increase of 200.9% as compared to $26.4 million in the same period of 2013. The increase was principally due to the increase in fuel cost for our fishing vessels of $32.4 million as a result of the fleet expansion. Freight, labor cost, depreciation, maintenance fee, spare parts and license fee and agency fee also increased which was in line with the increase in revenue.

	Six Months Ended June 30,				Percentage
	2014		2013		Change
	US$	% of revenue	US$	% of revenue	%
Revenue	$122,492	100.0%	$41,032	100.0%	198.5%
Cost of revenue	$79,456	64.9%	$26,403	64.3%	200.9%
Gross profit	$43,036	35.1%	$14,629	35.7%	194.2%

Gross margin slightly decreased to 35.1% in the six months ended June 30, 2014 from 35.7% in the same period of 2013. Gross profit for the six months ended June 30, 2014 was $43.0 million, representing an increase of 194.2% as compared to $14.6 million in the same period of 2013 as a result of business expansion.

Selling, General and Administrative Expense

The following table sets forth selling, general and administrative (SG&A) expense and income from operations both in amounts and as a percentage of revenue for the six months ended June 30, 2014 and 2013:

(Amounts in thousands, except for percentage)

	Six Months Ended June 30,				Percentage
	2014		2013		Change
	US$	% of Revenue	US$	% of Revenue	%
Gross profit	$43,036	35.1%	$14,629	35.7%	194.2%
Operating Expenses:
Selling expense
Storage fee	(551)	(0.5)%	(144)	(0.4)%	282.6%
Transportation fee	(366)	(0.3)%	(82)	(0.1)%	346.3%
Insurance	(272)	(0.2)%	(37)	(0.1)%	635.1%
Other	(50)	-	(106)	(0.3)%	(52.8)%
Total selling expense	(1,239)	(1.0)%	(369)	(0.9)%	236.1%
General & administrative expense
Legal and professional fees	(298)	(0.2)%	(472)	(1.2)%	(36.9)%
Salaries and staff welfare	(422)	(0.3)%	(138)	(0.3)%	205.8%
Service fee	(231)	(0.2)%	-	-	-
Other	(628)	(0.6)%	(557)	(1.3)%	12.7%
Total G&A expense	(1,579)	(1.3)%	(1,167)	(2.8)%	35.2%
Total SG&A expense	(2,818)	(2.3)%	(1,536)	(3.7)%	83.4%
Income from operations	$40,218	32.8%	$13,093	31.9%	207.2%

Total SG&A expense increased by 83.4% to $2.8 million in the six months ended June 30, 2014 from $1.5 million in the same period of 2013. The increase in SG&A expense was primarily attributable to higher selling expense including storage and transportation fees, and higher general and administrative expense including salaries and staff welfare as a result of our expanded scale of operations, as well as higher administrative costs associated with the company being a publicly listed company. As a percentage of revenue, SG&A expenses were 2.3% in the six months ended June 30, 2014, compared to 3.7% in the same period of 2013.

Other Income/Expense

Net other expense increased by 142.1% to $2.0 million in the six months ended June 30, 2014 from $0.8 million in the same period of 2013. The increase was primarily driven by an increase in interest expenses of approximately $1.7 million mainly due to the increase in interest bearing bank borrowings, and an increase in foreign currency transaction loss of approximately $0.2 million, offset by an increase in government grant income of approximately $0.5 million and an increase in investment income from cost-method investment of approximately $0.3 million. The investment income is distribution of earnings from our bank investment that in the form of cash are paid out of undistributed profits of fiscal year 2013.

Income Tax

We are exempted from income tax for income derived from our ocean fishing operations in PRC.

Net Income from Continuing Operations

(Amounts in thousands, except for percentage)

Six Months Ended June 30,
2014			2013
Revenue	Net income from continuing operations	Net margin	Revenue	Net income from continuing operations	Net margin
$122,492	$38,231	31.2%	$41,032	$12,272	29.9%

Net income from continuing operations for the six months ended June 30, 2014 was $38.2 million, or 31.2% of revenue, compared to $12.3 million, or 29.9% of revenue, in the same period of 2013.

Foreign Currency Translation Adjustment

During the six months ended June 30, 2014 and 2013, we recognized a foreign currency translation loss of $1.0 million and foreign currency translation gain of $5.8 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had total cash of $13.6 million, an increase of $5.4 million from $8.2 million at December 31, 2013. Approximately $13.5 million of cash was held by our Chinese subsidiaries and VIEs at June 30, 2014.  Our intent is to permanently reinvest these funds in the PRC and we have no plans to repatriate these funds.

Our current assets totaled $53.8 million as of June 30, 2014 while our current liabilities totaled $64.5 million as of June 30, 2014. We have financed our activities to date primarily through cash generated from operating activities and loans from banks. We have long-term and trustworthy cooperative relationship with major commercial banks in Fujian Province and based on our experience, we did not encounter difficulties in obtaining new bank loans. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for each of the periods indicated:

(Amounts in thousands)

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities from continuing operations	$16,237	$18,471
Net cash used in investing activities for continuing operations	(21,193)	(221,702)
Net cash provided by financing activities from continuing operations	10,845	199,774
Net cash used in discontinued operations	-	(149,385)
Effect of exchange rate on cash and cash equivalents	(418)	1,725
Cash and cash equivalents at beginning of period	8,157	171,923
Cash and cash equivalents at end of period	$13,628	$20,806

Operating activities

For the six months ended June 30, 2014, cash provided by operating activities from continuing operations totaled $16.2 million as compared to $18.5 million in the same period of 2013, a decrease of $2.3 million.

•	Net cash flow provided by operating activities from continuing operations for the six months ended June 30, 2014 primarily reflected net income of $38,231,000 and the add-back of non-cash item consisting of depreciation of $3,269,000, and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expense of $1,422,000 and an increase in accrued liabilities and other payable of $735,000, offset primarily by an increase in accounts receivable of $16,402,000 mainly due to the significant increase in our sales revenue, an increase in other receivable of $155,000, an increase in inventories of $4,984,000, a decrease in accounts payable of $1,296,000, a decrease in accounts payable – related parties of $4,306,000 due to the payments made to our related parties in 2014 and a decrease in advance from customers of $291,000.

•	Net cash flow provided by operating activities from continuing operations for the six months ended June 30, 2013 primarily reflected net income of $12,272,000 and the add-back of non-cash item consisting of depreciation of $611,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of $7,439,000, a decrease in other receivable of $275,000, a decrease in prepaid expense of $395,000, an increase in accounts payable of $2,612,000, an increase in accounts payable – related parties of $331,000, an increase in advance from customers of $358,000, an increase in accrued liabilities and other payable of $9,146,000, offset primarily by an increase in inventories of $2,025,000 and a decrease in advance from customers – related parties of $12,943,000.

Investment activities

Net cash flow used in investing activities for our continuing operations was $21,193,000 for the six months ended June 30, 2014 as compared to $221,702,000 for the six months ended June 30, 2013. During the six months ended June 30, 2014, we made the prepayments for commercial retail space purchase of $22,307,000 and made payments for purchase of property, plant and equipment of $773,000, offset by refund from fixed assets deposit of $1,887,000. During the six months ended June 30, 2013, we made payment for fishing vessels deposit of $200,000,000, and made payments for purchase of property, plant and equipment of $14,831,000, and made advance to related parties of $8,732,000, offset by proceeds from government grants for fishing vessels construction of $1,861,000.

Financing activities

Net cash flow provided by financing activities from continuing operations was $10,845,000 for the six months ended June 30, 2014 as compared to $199,774,000 for the six months ended June 30, 2013. During the six months ended June 30, 2014, we received proceeds from short-term bank loans of $29,525,000, and received proceeds from long-term bank loans of $3,717,000, and received advance from related parties of $650,000, offset by the repayments of short-term bank loans of $17,403,000, and repayments of long-term bank loans of $5,644,000. During the six months ended June 30, 2013, we received proceeds from short-term bank loans of $24,994,000, and received advance from related parties of $203,779,000, and acquired cash in recapitalization of $3,565,000, offset by the repayments of short-term bank loans of $30,681,000, and repayments of long-term bank loans of $1,885,000.

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

As of the filing date of this Form 10-Q/A, Pingtan Fishing did not receive any demand from the lender that collateralized properties are intended to be disposed of or to make any payments under the guarantee.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Oil cost accounts for approximately 60% of our total cost of sales. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

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

Interest Rate Risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $92 million as of June 30, 2014. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our earnings and cash flows by approximately seventy-two thousand dollars. The potential change in cash flows and earning is calculated based on the change in the net interest expense over a six month period due to an immediate 100 basis point change in interest rates.

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: December 4, 2014	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman and Chief Executive Officer

Date: December 4, 2014	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer

