Form 10-K
period 2014-12-31
Pingtan Marine Enterprise Ltd.
filed 2015-03-10
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes ☒  No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $87.9 million as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s ordinary shares outstanding as of March 10, 2015 was 79,055,053.

2014 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievement to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

●	anticipated growth and growth strategies;

●	need for additional capital and the availability of financing;

●	our ability to successfully manage relationships with customers, distributors and other important relationships;

●	technological changes;

●	competition;

●	demand for our products and services;

●	the deterioration of general economic conditions, whether internationally, nationally or in the local markets in which we operate;

●	legislative or regulatory changes that may adversely affect our business; and

●	other risks, including those described in the “Risk Factors” discussion of this annual report.

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

In September 2013, we further increased our fleet to 106 vessels with the addition of 20 newly-built fishing trawlers, which were initially ordered in September 2012. These vessels have an expected run-in period of 3 - 6 months, during which each is placed into the sea for testing prior to full operation. These vessels are fully licensed to fish in Indian and Indonesian waters. At full operation, each vessel is capable of harvesting 900 to 1,000 tons of fish. We expect that the expansions of our fleet will greatly increase our fish harvest volume and revenue

Subsequent to our fleet expansions, in September 2013, the Ministry of Agriculture of the People’s Republic of China (“MOA”) issued a notification that it would suspend accepting shipbuilding applications for tuna harvesting vessels, squid harvesting vessels, Pacific saury harvesting vessels, trawlers operating on international waters, seine on international waters, and trawlers operating on the Arafura Sea, Indonesia. We believe the announcement is a positive indicator for long-term stability and balance in China’s fishing industry. We believe that this has helped to ensure our fishing productivity in international waters, while also serving as a major barrier to entry for competitors in our industry and strengthening our competitive position in the markets.

On December 4, 2013, in connection with the sale of China Dredging Group Co., Ltd (“CDGC”) to Hong Long, a related party, we acquired 25-year operating license rights in connection with the lease of 20 fishing drifters for the appraised fair market value of approximately $216.1 million, whereby we are entitled to 100% of the operations and net profits (losses) from the vessels for the term of the lease.

In September 2014, we further expanded our fleet to 129 vessels with the addition of 3 newly-built fishing trawlers, which were initially ordered in October 2012. At full operation, each vessel is capable of harvesting 2,000 tons of fish. In December 2014, 6 new fishing vessels were delivered in replacement of 6 retired vessels.

As of December 31, 2014, we own 107 trawlers and 2 drifters and have exclusive operating license rights to 20 drifters. We are the second largest China based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 15 years. These vessels are fully licensed to fish in Indonesian or Indian waters. Among the 129 fishing vessels, 117 of these vessels are operating in the Arafura Sea in Indonesia, and the remaining 12 vessels are operating in the Bay of Bengal in India.

Currently we catch nearly 30 different species of fish including ribbon fish, Indian white shrimp, croaker fish, pomfret, Spanish mackerel, conger eel, squid and red snapper. All of our catch is shipped back to China. Our fishing vessels transport frozen catch to cold storage warehouse at nearby onshore fishing bases. We then arrange periodic charted transportation ships to deliver frozen stocks to our nine cold storage warehouses located in one of China’s largest seafood trading centers, Mawei Seafood Market in Fujian Province.

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

We have secured nine cold storages located in one of China’s largest seafood trading center, MaWei seafood market. The monthly rent for the cold storage is RMB80 ($13) per square meter and the leases are renewable annually. The following table sets forth information regarding the cold storages we currently rent as of December 31, 2014:

	Storage Capacity
Cold Storage	(sq. meters)	Monthly rent
#301	1,045	$13,609
#202	717	9,337
#602	717	9,337
#103	776	10,105
#303	1,045	13,609
#401	1,045	13,609
#403	1,045	13,609
#702	717	9,337
#703	1,045	13,609
Total	8,152	$106,161

Sales, Marketing and Distribution

We market, sell and distribute products all over China, including the Fujian, Guangdong and Shandong provinces. Ribbon fish, Indian white shrimp and pomfret were the main types of seafood sold for the year ended December 31, 2014, representing over 63% of the sales.

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

As of December 31, 2014, we sold our fish to over 200 distributors and retailers by acting as a wholesaler. We serve a wide customer base and no customer accounted for more than 10% of our sales for the year ended December 31, 2014.

Vessels

As of December 31, 2014, we owned 107 trawlers and 2 drifter vessels and have an operating license right to 20 drifter vessels. Our fleet has an average useful life of approximately 15 years. These vessels are fully licensed to fish in Indonesian or Indian waters. 117 of these vessels are operating in Arafura Sea in Indonesia, and the remaining 12 vessels are operating in the Bay of Bengal in India.

Single trawling vessels drag pocket-shaped nets and therefore force the fish into the nets. The trawl net on a trawling vessel is drawn by a winch on the deck of the vessel. Fish are sorted and stored in the cold storage on board the vessel. Single trawling vessels can catch species living in the upper layer of water. It has the advantage of catching multiple species of fish, which leads to a varied catch. Single trawling vessels are the majority of fishing vessels we currently use. As of December 31, 2014, we operated 107 trawling vessels. 95 of the trawling vessels were in operation in Indonesian waters and the others were in Indian waters.

Drifter vessels, as known as drifter netter vessels, have a gill net that is tied to the drift netter floats with weights attached to the net to keep it vertical, so that fish crossing the path of a drift net gets caught in it. Operations are generally carried out at night and the position of gill nets can be adjusted according to the water depth in which the fish move at any time. Drifter netter vessels are mainly used to catch dispersed fish or fish swimming in the upper layer of water. We operate 2 drifter vessels which are owned and 20 which we hold operating license rights to those vessels as of December 31, 2014 and all of them are fishing in Indonesian waters.

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

Employees

As of December 31, 2014, we had 1,722 employees. The following table sets forth the number of employees by function as of December 31, 2014:

	Number of Employees	% of Total
Management and administrative staff	72	4.2%
Crew members	1,650	95.8%
Total	1,722	100.0%

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

CGEI and CDGC entered into the Merger Agreement dated October 24, 2012, providing for the combination of CGEI and CDGC. Pursuant to the Merger Agreement, CDGC would continue as the surviving company and a wholly-owned subsidiary of CGEI. CGEI also acquired all of the outstanding capital shares and other equity interests of Merchant Supreme as per Share Purchase Agreement dated October 24, 2012. Following the completion of the business combination on February 25, 2013, CDGC and Merchant Supreme became the wholly-owned subsidiaries of the Company (the “Business Combination”). The ordinary shares, par value $0.001 per share were listed on The NASDAQ Capital Market under the symbol “PME”. The merger among CGEI, CDGC and Merchant Supreme have been accounted for as a “reverse merger”. CDGC and Merchant Supreme jointly are deemed the accounting acquirer and consequently, the transaction is treated as recapitalization of CDGC and Merchant Supreme.

On June 19, 2013, the Company entered into a master agreement (“Master Agreement”) with a related party, Fuzhou Honglong Ocean Fishery Co., Ltd (“Hong Long”) to acquire 46 fishing vessels with total consideration of $410.1 million. The major shareholder of Hong Long is Ms. Ping Lin, spouse of Xinrong Zhuo, the Company’s Chairman and CEO, who holds 66.5% of Hong Long. Mr. Zhuo currently holds about 56.2% of PME. On September 1, 2013, the Company further entered into a Memorandum with Hong Long to clarify the procedure of delivery of such 46 vessels to Pingtan Fishing. Due to additional time required prepare the vessels for operations, the parties agreed under the Memorandum to deliver the vessels for operation on September 1, 2013. Since June 2013, the Company has had full ownership of the vessels and the full right to operate the vessels and is in the process of registering the vessels under the name of the Company’s PRC operating company. Currently, 20 of the 46 vessels are formally registered to the Company. The vessels are in the process of being registered under the name of the Company’s PRC operating company and it will obtain the entire title registration document for the vessels, as required by Chinese laws and regulations according to the terms of the Master Agreement.

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

The following diagram illustrates our corporate structure as of December 31, 2014:

Termination of VIE arrangement

On January 27, 2015, Fujian Heyue Marine Fishing Development Co., Ltd. (“Fujian Heyue”) was incorporated in the PRC with registered share capital of RMB10 million as a wholly-owned subsidiary of Pingtan Guansheng.

On February 9, 2015, the Company terminated its existing VIE agreements, pursuant to an Agreement of Termination dated February 9, 2015, entered into by and among Ms. Honghong Zhuo, Mr. Zhiyang Lin (each a shareholder of Pingtan Fishing, together the “Shareholders”), Pingtan Fishing and Pingtan Guansheng.

On February 9, 2015, the Shareholders transferred 100% of their equity interest in Pingtan Fishing to Fujian Heyue, pursuant to an Equity Transfer Agreement dated February 9, 2015, entered into by and among the Shareholders, Pingtan Fishing and Fujian Heyue.

On February 15, 2015, China Agriculture Industry Development Fund Co., Ltd. (“China Agriculture”) invested RMB 400 million (approximately $65 million) into Pingtan Fishing for an 8% equity interest in Pingtan Fishing. After the restructuring, Pingtan Fishing and its entities become the 92% equity owned subsidiaries of the Company and will be consolidated in the consolidated financial statements of the Company with 8% minority interest.

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

ITEM 1A.  RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in our 2014 Annual Report. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

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

We will need to obtain additional capital in order to execute our business plan to expand our operations by enlarging the fishing vessel fleet, expanding fishing ground worldwide and extending our business to fishmeal processing. Such additional capital may be raised by issuing securities through various financing transactions or arrangements, including joint ventures of projects, debt financing, equity financing or other means. Additional financing may not be available when needed on commercially reasonable terms or at all. The inability to obtain additional capital may reduce our ability to continue to conduct our business operations as currently contemplated.

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

Fishing is a highly regulated industry. Our operations require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. For example, commercial fishing operations are subject to government license requirements that permit them to make their catch. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or a loss or denial of extensions, to any of these licenses or permits could hamper our ability to produce revenues from fishing operations. We operate 20 of our fishing vessels under 25-year exclusive operating license rights from our related party, Hong Long. The fishing licenses for such 20 leased fishing vessels are held in the name of Hong Long and are therefore renewed by Hong Long. If Hong Long for any reason fails to renew such licenses, it may have a negative impact on our business.

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

Our strategy is to expand our business. If we fail to effectively manage this growth, our financial results could be adversely affected. Growth may place a strain on management systems and resources, including business development capabilities, systems and processes and access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. In connection with our fishing business, we may not be able to:

●	meet capital needs;

●	expand systems effectively or efficiently, or in a timely manner;

●	allocate human resources optimally;

●	identify and hire qualified employees or retain valued employees; or

●	incorporate effectively the components of any business that may be acquired in our effort to achieve growth.

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

We have entered into certain pledge agreements pledging 10 fishing vessels as collateral to secure a loan to Hong Long, a fishing company controlled by spouse of Mr. Xinrong Zhuo. The pledge has no beneficial purpose for us and we could lose our fishing vessels if Hong Long were to default on the loans, which could be detrimental for our operations.

In October 2012, we entered into two pledge contracts with China Minsheng Banking Corp., Ltd. pursuant to which we pledged 10 fishing vessels with carrying amounts of approximately $8,900,000, as collateral to secure Hong Long’s $16,800,000 in long-term loans from the financial institution, which are due April 18, 2015. Consequently, if Hong Long was to default on the loans and we would lose the vessels, it could be detrimental for our operations.

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

The statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenue, operating expenses and net income for our operations.  Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our operations.   We are exposed, to foreign exchange rate fluctuations in converting the financial statements of foreign subsidiaries into U.S. dollars in consolidation.  If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income.  In addition, if we have, assets or liabilities that are denominated in currencies other than the relevant entity’s functional currency, changes in the functional currency value of these assets and liabilities would create fluctuations that lead to a transaction gain or loss. Although our major operations are conducted overseas, our sales are conducted in the PRC and in RMB, which is our functional currency. The average exchange rate used in translating the results of operations and cash flows for the years ended December 31, 2014 and 2013 from RMB to U.S. dollars was 6.1432 and 6.1412, respectively, which represented a 0.03% appreciation from 2013 to 2014 in the value of the RMB against the U.S. dollar. The average exchange rate used in translating the results of operations and cash flows for the years ended December 31, 2013 and 2012 was 6.1412 and 6.3116, respectively, which represented a 2.7% depreciation from 2012 to 2013 in the value of the RMB against the U.S. dollar. We have not entered into agreements or purchased instruments to hedge exchange rate risks, although we may do so in the future.  The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge its exchange rate risks.

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

According to PRC Radio Management Regulations promulgated by the PRC National Council and PRC Centre Military Committee in September 1993, as well as the License of Radio Station Management Regulations promulgated by Ministry of Industry and Information Technology in February 2009, a company who sets up or uses a radio station in a vessel must obtain a Radio Station License. Failing to do so may result in a fine of up to RMB5,000 and the radio station facilities may be confiscated.

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

Pingtan Fishing has not entered into employment agreements with some of its employees, basically the root-level employees, none of whom has endowment insurance, basic medical insurance, insurance against injury at work, maternity insurance and unemployment insurance. Due to this lack of insurance, we may be subject to overdue payment and fines and in turn our financial condition and results of operations may be adversely affected. We are actively endeavoring to enter into the employment contracts with these employees, purchase the social insurance for these employees and taking other remedial action. However, such actions may not be completed on a timely basis, or at all, and may not avoid fines or other penalties. As of December 31, 2014, there had been no fines nor penalties requested by the social insurance authority. Per our estimation, $1,829,000 social insurance has been accrued as of December 31, 2014.

We may be subject to fines for the violation of Fishing Management Regulations.

PRC laws set forth rigorous standards to the amount and qualification of the seamen serving on vessels. The applicable laws include, among other things, the 1983 PRC Navigation Safety Act, Provisions for Administration of Pelagic Fishery which was promulgated by Ministry of Agriculture on April 14, 2003, the PRC Seamen Regulations which was promulgated by State Council on March 28, 2007, Fishing Port Navigation Safety Management Regulations which was promulgated by State Council on May 5, 1989, and Provisions of the People’s Republic of China on Marine and Maritime Administrative Penalty which was promulgated by Ministry of Communications on 10 July 2003. All these laws and regulations, collectively referred to as the Fishing Management Regulations, provide that the vessels should be equipped with qualified seamen, in a number required by the standard criteria to ensure the safety of such vessels and the seamen in Pingtan Fishing’s vessels should be trained by the professional training institution permitted by Ministry of Agriculture and hold a Professional Sailor Certificate and the Professional Training Qualification. Further, the owners of the Pingtan Fishing’s enterprises must apply for a Seafarer’s Passport for the seamen on their vessels and the seamen in the voyage or assisting with marine engine work must have a Certificate of Competence. The owner or operator of the vessel may be ordered to rectify the failure to equip vessels with qualified seaman according to the standard quota to ensure the vessels’ safety. Should there be any related gains, the owner or operator of the vessel are subject to a fine of less than three times of the related gains and up to RMB30,000 for such violation or for the seamen on such vessels lacking valid Certificates of Competence.

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

Under the Administrative Regulation on Housing Provident Fund, an employer must make a housing fund payment, deposit registration upon its establishment and pay the housing fund for and on behalf of its employees at a percentage between 5% and 12% of the respective employee’s monthly average wage of the preceding year.  If an employer fails to make the housing fund payment and deposit registration, the housing fund administration authority may order it to complete the registration within a time limit or be assessed a fine of RMB10,000 to RMB50,000.  Where an employer is overdue in the payment and deposit of, or underpays, the housing provident fund for and on behalf of its employees, it may be ordered by the housing fund administration authority to deposit the fund within a prescribed time limit, as well as to pay a late payment fee of 0.3% per day of such amount from the due date. Due to inconsistent implementation and interpretation by local authorities in the PRC and different levels of acceptance of the social security system by employees, Pingtan Fishing has not made sufficient housing fund payment and deposit registration or paid the housing fund for and on behalf of its employees. In the future, we may be required to make housing fund payments, for both late fees and fines for non-compliance. For year 2014, the amount of housing fund payment is estimated to be $10,000.

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

We are involved in a class action filed against us and our officers that is expensive and time consuming, and, in the event of an adverse outcome, could harm our business, financial condition or results of operations.

On January 14, 2015, a purported class action was filed by Paul Fila, individually and on behalf of all others similarly situated, against us and certain of our executive officers and directors in the U.S. District Court for the Southern District of New York. The complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts included in the financial statements we filed with the SEC during the purported class period, May 14, 2013 through November 6, 2014 (including certain improperly disclosed related party transactions). The complaint seeks compensatory damages in favor of the plaintiff and other class members for all damages sustained in an amount to be determined at trial, including interest thereon. We believe that the class action lawsuit is without merit, and we intend to vigorously defend the action and seek dismissal of the complaint.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of any outstanding legal actions. We expect to incur expenses in connection with the defense of this lawsuit, and we may have to pay damages or settlement costs in connection with any resolution thereof. Any such expenses, damages or settlement costs may be substantial. In addition, because of the potential number of shareholders involved, plaintiffs in class action lawsuits may claim enormous monetary damages even if the alleged claim is small on a per-shareholder basis. Any such expenses, damages or settlement costs may be substantial. Although we have insurance coverage against which we may claim recovery against some of these expenses and costs, the amount of coverage may not be adequate to cover the full amount or certain expenses and costs may be outside the scope the policies we maintain. In the event of an adverse outcome or outcomes, our business could be materially harmed from depletion of cash resources, negative impact on our reputation, or restrictions or changes to our governance or other processes that may result from any final disposition of the lawsuit. Moreover, responding to and defending pending litigation significantly diverts management’s attention from our operations.

If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, our business prospects and stock valuation could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting.  We have expended significant resources to comply with our obligations under Section 404 with respect to the year ended December 31, 2014. If we are unable to comply with our obligations under Section 404 in the future or experience delays in future reports of our management and outside auditors on our internal control over financial reporting, or if we fail to respond timely to any changes in the Section 404 requirements, we may be unable to timely file with the SEC our periodic reports and may be subject to, among other things, regulatory or enforcement actions by the SEC and the NASDAQ, including delisting from the NASDAQ, securities litigation, events of default under our new credit facilities, debt rating agency downgrades or rating withdrawals and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our common stock.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our principal executive offices are located at 18/F, Zhongshan Building A, No. 154 Hudong Road, Fuzhou, PRC. On July 31, 2012, we entered into an office lease agreement with Ping Lin, the wife of Xinrong Zhuo, the Company’s Chairman and Chief Executive Officer, for approximately 100 square meters of space. Annual lease payments were approximately $13,700 in 2014.

On July 1, 2013, we entered into a service agreement with Hai Yi Shipping Limited, an affiliate company domiciled in Hong Kong, that provided the Company the use of premises of approximately 194 square meters located at Suites 5201-6, 52/F, The Center, 99 Queen’s Road Central, Central, Hong Kong as office, and clerical and administrative support and consultation services. We incurred and paid approximately $461,900 in 2014.

We have secured nine cold storages located in one of China’s largest seafood trading center, MaWei seafood market. The monthly rent for the cold storage is RMB80 ($13) per square meter and the leases are renewable annually. The following table sets forth information regarding the cold storages we currently rent as of December 31, 2014:

	Storage Capacity
Cold Storage	(sq. meters)	Monthly rent
#301	1,045	$13,609
#202	717	9,337
#602	717	9,337
#103	776	10,105
#303	1,045	13,609
#401	1,045	13,609
#403	1,045	13,609
#702	717	9,337
#703	1,045	13,609
Total	8,152	$106,161

We believe that our current offices and facilities are adequate to meet our needs, and that additional facilities will be available for lease, if necessary, to meet our future needs.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Except as set forth below, we are not currently a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

Paul Fila, Individually and on Behalf of All Others Similarly Situated v. Pingtan Marine Enterprise Ltd., Xinrong Zhuo, Roy Yu, Jin Shi, and Xuesong Song.

On January 14, 2015, a purported class action was filed by Paul Fila, individually and on behalf of all other similarly situated, against us and certain of our executive officers and directors in the U.S. District Court for the Southern District of New York. The complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts included in the financial statements we filed with the SEC during the purported class period, May 14, 2013 through November 6, 2014 (including certain improperly disclosed related party transactions). The complaint seeks compensatory damages in favor of the plaintiff and other class members for all damages sustained in an amount to be determined at trial, including interest thereon.

We believe that the class action lawsuit is without merit, and we intend to vigorously defend the action and seek dismissal of the complaint. Due to the early stage of the proceeding, we believe that the probability of an unfavorable outcome or loss related to the proceeding and an estimate of the amount or range of loss related to the claims, if any, from an unfavorable outcome is not determinable at this time.

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

	Ordinary Shares		Warrants
	High	Low	High	Low
2014
First Quarter	$4.59	$2.75	$0.25	$0.08
Second Quarter	$4.15	$2.27	$0.24	$0.15
Third Quarter	$2.92	$1.91	$0.26	$0.13
Fourth Quarter	$3.39	$1.00	$0.23	$0.07
2013
First Quarter	$12.49	$9.00	$0.49	$0.23
Second Quarter	$10.12	$3.49	$0.35	$0.25
Third Quarter	$3.89	$1.44	$0.25	$0.05
Fourth Quarter	$3.97	$1.81	$0.15	$0.10

Holders of Record

On March 9, 2015, the closing sale price of our shares of ordinary shares was $2.74 per share and there were 79,055,053 ordinary shares and warrants to purchase 8,966,667 ordinary shares outstanding. On that date, our ordinary shares and warrants were held by approximately 200 and 4 holders of record, respectively. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our ordinary shares or warrants whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

For year 2012 and 2013, we retained all available funds for use in operation and expansion of our business and did not declare any cash dividends on our ordinary shares. For both third and fourth quarters of 2014, we declared and paid cash dividend of $0.01 per share of common stock outstanding. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. We can pay dividends only out of our profits or other distributable reserves and dividends or distribution will only be paid or made if we are able to pay our debts as they fall due in the ordinary course of business. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, operating results, current and anticipated cash needs and regulations governing dividend distributions by wholly foreign owned enterprises in China.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this annual report, we have no equity compensations plans for any of our employees, directors and consultants.

Purchases of Equity Securities

During the year ended December 31, 2014, we did not purchase any of our equity securities, nor did any person or entity purchase any of our equity securities on our behalf.

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

The following graph shows a comparison from February 25, 2013 (the date our ordinary shares commenced trading on the NASDAQ capital Market under its current ticker “PME” after our initial business combination) through December 31, 2014 of the cumulative total return for our common stock, the Nasdaq Composite Index (NASDAQ Composite) and to our peer group index SIC Code 900—Fishing, Hunting and Trapping. These comparisons assume the investment of $100 on February 25, 2013 and the reinvestment of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected consolidated statement of financial data as of and for the years ended December 31, 2014, 2013 and 2012, which are derived from our audited consolidated financial statements. Our consolidated financial statements are prepared in accordance with U.S. GAAP. Our historical results for any period are not necessarily indicative of results to be expected for any future period. You should read the following selected financial information in conjunction with the consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended December 31,
	2014		2013		2012
	US$	% of Revenue	US$	% of Revenue	US$	% of Revenue
	( in thousands, except for percentages, per share and operating data)
Consolidated Statement of Income Data:

Revenue
Ribbon fish	$65,396	28.0%	$47,169	38.5%	$29,163	43.2%
Indian white shrimp	50,557	21.7%	20,859	17.0%	9,659	14.3%
Pomfret	31,967	13.7%	10,022	8.2%	2,283	3.4%
Croaker fish	17,810	7.6%	15,242	12.4%	8,306	12.3%
Spanish mackerel	14,418	6.2%	1,826	1.5%	1,542	2.3%
Conger eel	8,150	3.5%	2,631	2.1%	2,928	4.4%
Others	45,129	19.3%	24,919	20.3%	13,580	20.1%

Total Revenue	233,427	100.0%	122,668	100.0%	67,461	100.0%

Cost of Revenue
Fuel cost	97,906	41.9%	46,562	38.0%	28,113	41.7%
Freight	17,539	7.5%	9,055	7.4%	4,893	7.2%
Labor cost	15,471	6.7%	6,694	5.4%	3,072	4.6%
Maintenance fee	7,031	3.0%	3,761	3.0%	2,675	4.0%
Fishing license & agent fee	6,236	2.7%	2,499	2.1%	1,493	2.2%
Depreciation	5,887	2.5%	2,653	2.2%	135	0.1%
Spare parts	5,771	2.5%	3,759	3.0%	1,189	1.8%

Total cost of Revenue	155,841	66.8%	74,983	61.10%	41,570	61.6%

Gross profit	77,586	33.2%	47,685	38.9%	25,891	38.4%

Selling expenses	(2,673)	(1.1)%	(1,618)	(1.3)%	(648)	(1.0)%
Admin expenses	(4,537)	(1.9)%	(3,192)	(2.6)%	(463)	(0.7)%
Operating income from continuing operations	70,376	30.1%	42,875	35.0%	24,780	36.7%

Income from continuing operations before income taxes	85,761	36.7%	47,136	38.4%	24,280	36.0%
Income tax	-	-	-	-	-	-
Net income from continuing operations	85,761	36.7%	47,136	38.4%	24,280	36.0%

Net income from discontinued operations, net of taxes	-		51,910		84,494

Consolidated net income	$85,761		$99,046		$108,775

Basic and diluted earnings per share
—From continuing operations	$1.08		$0.60		$0.32
—From discontinued operations	0.00		0.66		1.09
—Net income	$1.08		$1.26		$1.41

Other Consolidated Financial Data:
Gross margin	33.2%		38.9%		38.4%
Operating margin	30.1%		35.0%		36.7%
Net margin	36.7%		38.4%		36.0%

Consolidated Operating Data:
Sales volume (kg)
Ribbon fish	25,485,098		19,249,641		15,229,701
Indian white shrimp	5,485,956		3,041,471		1,275,801
Pomfret	13,365,371		4,249,796		1,318,409
Croaker fish	6,646,052		6,817,575		4,740,661
Spanish mackerel	4,633,881		519,095		439,737
Conger eel	3,279,985		874,087		830,115
Others	17,506,080		8,419,646		5,380,207
Average selling price ($ per kg)
Ribbon fish	2.57		2.45		1.91
Indian white shrimp	9.22		6.86		7.57
Pomfret	2.39		2.36		1.73
Croaker fish	2.68		2.24		1.75
Spanish mackerel	3.11		3.52		3.51
Conger eel	2.48		3.01		3.53
Others	2.58		2.96		2.52

Consolidated Balance Sheet Data:
Cash	$12,752		$8,157		$6,861
Accounts receivable, net	50,000		9,133		11,478
Inventories	12,123		9,096		194
Property, plant and equipment	109,981		101,971		37,748
Total assets	$249,030		$170,131		$481,027
Secured short-term bank loans and current portion of long-term bank loans	$49,223		$29,337		$33,264
Total liabilities and commitments	99,771		105,290		83,711
Total shareholders’ equity	149,259		64,841		397,316
Total liabilities and shareholders’ equity	$249,030		$170,131		$481,027

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to Pingtan Marine Enterprise Ltd. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special note regarding forward-looking statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of factors, including those set forth under the risk factors and business sections in this Form 10-K.

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

On December 4, 2013, in connection with the sale of CDGC to Hong Long, a related party, we acquired 25-year operating license rights in connection with the lease of 20 fishing drifters for the appraised fair market value of approximately $216.1 million, whereby we are entitled to 100% of the operations and net profits (losses) from the vessels for the term of the lease.

In September 2014, we further expanded our fleet to 129 vessels with the addition of 3 newly-built fishing trawlers, which were initially ordered in October 2012. At full operation, each vessel is capable of harvesting 2,000 tons of fish.

As of December 31, 2014, we own 107 trawlers and 2 drifters and have exclusive operating license rights to 20 drifters. We are the second largest China based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 15 years. These vessels are fully licensed to fish in Indonesian or Indian waters. Among the 129 fishing vessels, 117 of these vessels are operating in the Arafura Sea in Indonesia, and the remaining 12 vessels are operating in the Bay of Bengal in India.

Currently we catch nearly 30 different species of fish including ribbon fish, Indian white shrimp, croaker fish, pomfret, Spanish mackerel, conger eel, squid and red snapper. All of our catch is shipped back to China. Our fishing vessels transport frozen catch to a cold storage warehouse at nearby onshore fishing bases. We then arrange periodic charted transportation ships to deliver frozen stocks to its nine cold storage warehouses located in one of China’s largest seafood trading centers, Mawei Seafood Market in Fujian Province.

We derive our revenue primarily from the sales of frozen seafood products. We sell our products directly to customers including distributors, restaurant owners and exporters, and most of our customers have long-term and trustworthy cooperative relationship with us. Our existing customers also introduce new customers to us from time to time. Our operating results are subject to seasonal variations. Harvest volume is the highest in the fourth quarter of the year and harvest volumes in the second and third quarters are relatively low due to the spawn season of certain fish species, including ribbon fish, cuttlefish, pomfret, and calamari. Based on past experiences, demand for seafood products is the highest from December to January during Chinese New Year. We believe that our profitability and growth are dependent on our ability to expand the customer base. With the expansions of operating capacity and expected increases in harvest volume in the coming years, we will continue to develop new customers from existing and new territories in China.

Revenue by territory

Our customers are from the following PRC territories:

	For the Years Ended December 31,
	2014	2013	2012
Fujian province	44%	26%	27%
Guangdong province	34%	46%	55%
Shandong province	11%	4%	4%
Zhejiang province	5%	17%	11%
Liaoning province	1%	2%	2%
Other areas	5%	5%	1%
Total	100%	100%	100%

Discontinued operations

In December 2013, we have completed the sale of the China Dredging Group (“CDGC”) business, which has been reported as discontinued operations for 2013 and 2012, to Hong Long, a related party majority owned by the wife of our Chairman and CEO, Mr. Xinrong Zhuo. In exchange for (i) offset of our current $155.2 million 4% promissory note due to Hong Long; (ii) the assignment of the 25-year exclusive operating license rights for 20 new fishing vessels to us, with a fair market value of $216.1 million (iii) offset of PME’s current accounts payable due to CDGC with amount $172.5 million. In connection with these 20 fishing vessels, Hong long received subsidies from China’s central government budget in 2012, and a recent notification from the Government prohibits the sale or transfer of ownership for a period of 10 years for fishing vessels that have received such subsidies.

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

Significant factors affecting our results of operations

●	Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable governments. Our inability to obtain, or loss or denial of extensions to, any of our applicable licenses or permits could hamper our ability to generate revenues from our operations.

●	Resource & environmental factors: Our fishing expeditions are based in India and Indonesia. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also have impact our harvest volume.

●	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may ultimately result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●	Competition: We engage in fishing business in the Arafura Sea in Indonesia and the Bay of Bengal in India. Competition within our dedicated fishing areas is not significant as the region is not overfished and regulated by the government, which limits the number of vessels that are allowed to fish in the territories. Competition in the market in China is high. We compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. Our catch appeals to a wide segment of consumers because of the low price points of our products. We have been able to sell our catch at market prices and such market prices have been increasing significantly since 2012.

●	Fishing licenses: Each of our fishing vessels requires an approval from the Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are valid for a period of three to twelve months, and are awarded to us at no cost. We apply for the renewal of the approval prior to expiration to avoid interruptions of our fishing vessels’ operations. Each of our fishing vessels operating in Indonesian waters requires a fishing license granted by the authority in Indonesia. Indonesian fishing licenses remain effective for a period of twelve months and we apply for renewal upon expiration. We record cost of Indonesian fishing licenses in deferred expenses on the accompanying consolidated balance sheets and amortize the cost over the effective periods of the licenses.

RESULTS OF OPERATIONS

Comparison of results of operations for the years ended December 31, 2014 and 2013

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

We do not offer promotional payments, customer coupons, rebates or other cash redemption offers to customers. We do not accept returns from customers. Deposits or advance payments from customers prior to delivery of goods are recorded as advances from customers.

For the years ended December 31, 2014 and 2013, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Year Ended December 31, 2014
	Revenue	Volume (KG)	Average price	Percentage of revenue
Ribbon fish	$65,396	25,485,098	$2.57	28.0%
Indian white shrimp	50,557	5,485,956	9.22	21.7%
Pomfret	31,967	13,365,371	2.39	13.7%
Croaker fish	17,810	6,646,052	2.68	7.6%
Spanish mackerel	14,418	4,633,881	3.11	6.2%
Conger eel	8,150	3,279,985	2.48	3.5%
Others	45,129	17,506,080	2.58	19.3%
Total	$233,427	76,402,423	$3.06	100.0%

	Year Ended December 31, 2013
	Revenue	Volume (KG)	Average price	Percentage of revenue
Ribbon fish	$47,169	19,249,641	$2.45	38.5%
Indian white shrimp	20,859	3,041,471	6.86	17.0%
Croaker fish	15,242	6,817,575	2.24	12.4%
Pomfret	10,022	4,249,796	2.36	8.2%
Red fish	3,575	795,835	4.49	2.9%
Threadfin	3,379	1,025,272	3.30	2.8%
Others	22,422	7,991,721	2.81	18.2%
Total	$122,668	43,171,311	$2.84	100.0%

For the year ended December 31, 2014, we had revenue of approximately $233,427,000, as compared to revenue of approximately $122,668,000 for the year ended December 31, 2013, an increase of approximately $110,759,000, or 90.3%. The increase was mainly due to increase in sales volume as a result of the addition of 66 fishing vessels into our operation in June and September 2013, most of which were operating at full capacity in the year ended December 31, 2014; and the addition of 20 new fishing vessels acquired from Hong Long in December 2013, which were put in our operation in the year ended December 31, 2014. Sales volumes in the year ended December 31, 2014 increased 77.0% to 76,402,423 kg from 43,171,311 kg in the year ended December 31, 2013. Average unit sales prices increased 7.7% in the year ended December 31, 2014 compared to the year ended December 31, 2013, which was driven by the higher demand of natural seafood in China.

Cost of revenue

Our cost of revenue primarily consists of fuel costs, freight, direct labor costs, depreciation, fishing vessels maintenance fees and other overhead costs. Fuel costs generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Years Ended December 31,
	2014			2013
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$97,906	62.8%	41.9%	$46,562	62.1%	38.0%
Freight	17,539	11.3%	7.5%	9,055	12.1%	7.4%
Labor cost	15,471	9.9%	6.7%	6,694	8.9%	5.4%
Maintenance fee	7,031	4.5%	3.0%	3,761	5.0%	3.0%
Fishing license and agent fee	6,236	4.0%	2.7%	2,499	3.3%	2.1%
Depreciation	5,887	3.8%	2.5%	2,653	3.6%	2.2%
Spare parts	5,771	3.7%	2.5%	3,759	5.0%	3.0%
Total cost of revenue	$155,841	100.0%	66.8%	$74,983	100.0%	61.1%

Cost of revenue for the year ended December 31, 2014 was approximately $155,841,000, representing an increase of approximately $80,858,000 or approximately 107.8% as compared to $74,983,000 for the year ended December 31, 2013. The increase was primarily attributable to the increase in our revenue.

Gross profit

Our gross profit is affected primarily by changes in production cost. Fuel cost, freight and labor costs together account for about 84.0% and 83.1% of cost of revenue for the years ended December 31, 2014 and 2013, respectively. The fluctuation of fuel price, freight price and exchange rates may significantly affect our cost level and gross profit.

The following table sets forth information as to our revenue, cost of revenue, gross profit and gross margin for the years ended December 31, 2014 and 2013 (dollars in thousands).

	Years Ended December 31,
	2014	2013
Revenue	$233,427	$122,668
Cost of revenue	$155,841	$74,983
Gross profit	$77,586	$47,685
Gross margin	33.2%	38.9%

Gross profit for the year ended December 31, 2014 was approximately $77,586,000, representing an increase of approximately $29,901,000 or approximately 62.7% as compared to $47,685,000 for the year ended December 31, 2013 as a result of business expansion. Gross margin decreased to 33.2% for the year ended December 31, 2014 from 38.9% for the year ended December 31, 2013, primarily due to the increase in fuel cost, labor cost and fishing license and agent fee.

We expect our gross margin will remain in its current level with minimal increase in the near future.

Selling expense

Our selling expense includes storage and shipping fees, insurance and other miscellaneous expenses. Our sales activities are conducted through direct selling by our internal sales staff.  Because of the strong demand for our products and services, we do not have to aggressively market and distribute our products, thus our selling expenses have been relatively small as a percentage of our revenue.

Selling expense totaled approximately $2,673,000 for the year ended December 31, 2014, as compared to $1,618,000 for the year ended December 31, 2013, an increase of approximately $1,055,000 or 65.2%. Selling expense for the years ended December 31, 2014 and 2013 consisted of the following (dollars in thousands):

	Years Ended December 31,
	2014	2013
Storage fee	$1,008	$596
Shipping and handling fee	722	458
Insurance	703	345
Other	240	219
	$2,673	$1,618

●	Storage fee for the year ended December 31, 2014 increased by approximately $412,000, or 69.1%, as compared to the year ended December 31, 2013. The increase was primarily attributable to the increase in our business revenue.

●	Shipping and handling fee for the year ended December 31, 2014 increased by approximately $264,000, or 57.6%, as compared to the year ended December 31, 2013. The increase was mainly attributable to the increase in our sales revenue.

●	Insurance for the year ended December 31, 2014 increased by approximately $358,000, or 103.8%, as compared to the year ended December 31, 2013. The increase was primarily attributable to the increase in our business revenue.

●	Other selling expense, which primarily consisted of customs service charge, inspection fees, examination fees for our fishing vessels and advertising expense, for the year ended December 31, 2014 increased by approximately $21,000, or 9.6%, as compared to the year ended December 31, 2013 which was primarily attributable to the increased examination fees incurred and paid for our increased fishing vessels.

General and administrative expense

General and administrative expense totaled approximately $4,537,000 for the year ended December 31, 2014, as compared to approximately $3,192,000 for the year ended December 31, 2013, an increase of $1,345,000 or approximately 42.1%. General and administrative expense for the years ended December 31, 2014 and 2013 consisted of the following (dollars in thousands):

	Years Ended December 31,
	2014	2013
Compensation and related benefits	$994	$637
Professional fees	829	1,540
Travel and entertainment	319	188
Rent and related administrative service charge	476	231
Liability insurance	288	343
Bad debt allowance	1,173	-
Other	458	253
	$4,537	$3,192

39

●

Compensation and related benefits for the year ended December 31, 2014 increased by approximately $357,000, or 56.0%, as compared to the year ended December 31, 2013. The increase was primarily attributable to an increase in salaries and bonus incurred and paid to our chief financial officer of approximately $110.000 since we hired our chief financial officer in May 2013, and an increase of approximately $247,000 in salaries and related benefits incurred and paid to our management and other administrative staff resulting from the expansion of our business.

●	Professional fees, which consist of legal fees, accounting fees, internal control consulting services charge and other fees associated with being a public company, for the year ended December 31, 2014 decreased by approximately $711,000, or 46.2%, as compared to the year ended December 31, 2013. The decrease for the year ended December 31, 2014 was primarily attributable to a decrease in legal service fees of approximately $507,000, a decrease in one-time evaluation service fees for our fishing vessels of approximately $155,000 and a decrease in other miscellaneous items of approximately $49,000. During the year ended December 31, 2013, we incurred and paid legal fee for our merger transaction, while, we did not incur comparable expenses in the year ended December 31, 2014.

●	Travel and entertainment expense for the year ended December 31, 2014 increased by approximately $131,000, or 69.6% as compared to the year ended December 31, 2013. The increase was mainly attributable to the increase in travel for investor road shows and conferences.

●	Rent and related administrative service charge for the year ended December 31, 2014 increased by approximately $245,000, or 106.0%, as compared to the year ended December 31, 2013. We rent an office in Hong Kong beginning July 2013 and we pay monthly rental and related administrative service fee of approximately $38,000 (HK$ 298,500). Therefore, our rental and related administrative service charge for the year ended December 31, 2014 increased as compared to the year ended December 31, 2013.

●	Liability insurance, which primarily consist of director and officer liability insurance, for the year ended December 31, 2014 decreased by approximately $55,000, or 16.0%, as compared to the year ended December 31, 2013. The decrease was mainly attributable to a decrease in director and officer liability insurance of approximately $34,000 and a decrease in other miscellaneous insurance of approximately $21,000 due to the stricter control on corporation spending.

●	For the year ended December 31, 2014, we recorded bad debt allowance of approximately $1,173,000. We did not record any bad debt expense for the year ended December 31, 2013. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●	Other general and administrative expense, which primarily consist of vehicle expense, communication fee, office supply, depreciation, miscellaneous taxes and bank service charge, for the year ended December 31, 2014 increased by approximately $205,000, or 81.1%, as compared to the year ended December 31, 2013 which was primarily attributable to an increase in bank service charge of approximately $164,000 and an increase in other miscellaneous items of approximately $41,000.

Operating income

For the year ended December 31, 2014, operating income was approximately $70,376,000, as compared to approximately $42,875,000 for the year ended December 31, 2013, an increase of $27,501,000 or 64.1%.

Other income (expense)

Other income / expense mainly include interest income from bank deposits, interest expenses of short-term and long-term borrowings, foreign currency transaction gain/loss, grant income and investment income.

For the year ended December 31, 2014, other income amounted to approximately $15,385,000 as compared to other income of approximately $4,261,000 for the year ended December 31, 2013, an increase of $11,124,000 or 261.1%, which was mainly attributable to an increase in government grant income of approximately $12,756,000 and an increase in investment income of approximately $279,000 due to the receipt of one-time investment income from cost-method investment in a local rural and commercial bank in 2014, offset by an increase in interest expense of approximately $1,514,000 due to the increase in our interest bearing bank loans and an increase in foreign currency transaction loss of approximately $403,000.

The grant income represents an incentive granted by the Chinese government to encourage the development of ocean fishing industry in order to satisfy the increased demand of natural seafood in China. The grant income, which was recognized in the years ended December 31, 2014 and 2013, is mainly related to our fuel expenditures.

Income tax

We are exempted from income tax for income generated from our ocean fishing operations in China for the years ended December 31, 2014 and 2013.

Net income from continuing operations

As a result of the factors described above, our net income from continuing operations was approximately $85,761,000, or $1.08 per ordinary share (basic and diluted) for the year ended December 31, 2014, as compared with approximately $47,136,000, or $0.60 per ordinary share (basic and diluted) for the year ended December 31, 2013, an increase of approximately $38,625,000 or 81.9%.

Net income from discontinued operations, net of income tax

We did not have any discontinued operations during the year ended December 31, 2014. Our net income from discontinued operations, net of income tax, for the year ended December 31, 2013 was approximately $51,911,000, or $0.66 per ordinary share (basic and diluted).

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiary of Pingtan Guansheng and operating VIEs is the Chinese Renminbi (“RMB”). The financial statements of our subsidiary of Guansheng and VIEs are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of approximately $553,000 for the year ended December 31, 2014, as compared to a foreign currency translation gain of approximately $8,195,000 for the year ended December 31, 2013. This non-cash gain/loss had the effect of increasing/decreasing our reported comprehensive income.

Comprehensive income

As a result of our foreign currency translation gain/loss, we had comprehensive income for the year ended December 31, 2014 of approximately $85,208,000, compared to approximately $107,242,000 for the year ended December 31, 2013.

Comparison of results of operations for the year ended December 31, 2013 and 2012

Revenue

Revenue is derived from sales of aquatic products. Revenue in 2013 increased by 81.8% to $122.7 million from $67.5 million in 2012, primarily due to increase in sales volume as a result of the addition of 66 fishing vessels in June and September 2013, most of which began operating in the third quarter of the year, and increased unit selling prices.

Our top 6 species of fish sold including ribbon fish, Indian white shrimp, croaker fish, pomfret, red fish and threadfin together accounted for about 82% of revenue for 2013. The table below sets forth more detail regarding the revenue breakdown by different species of fish (Amounts in thousands, except for percentage and per unit data):

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

Cost of revenue and gross margin

The following tables set forth our revenue, cost of revenue and gross profit, both in amounts and as a percentage of revenue for the years ended December 31, 2013 and 2012 (Amounts in thousands, except for percentage):

	Years Ended December 31				Percentage
	2013		2012		Change
		% of		% of
	US$	Revenue	US$	Revenue	%
Revenue	$122,668	100.0%	$67,461	100.0%	81.8%
Cost of revenue	74,983	61.1%	41,570	61.6%	80.4%
Gross profit	$47,685	38.9%	$25,891	38.4%	84.2%

	Years Ended December 31,
	2013			2012
	US$	% of COR	% of Revenue	US$	% of COR	% of Revenue

Fuel cost	$46,562	62.1%	38.0%	$28,113	67.6%	41.7%
Freight	9,055	12.1%	7.4%	4,893	11.8%	7.2%
Labor cost	6,694	8.9%	5.4%	3,072	7.4%	4.6%
Maintenance fee	3,761	5.0%	3.0%	2,675	6.4%	4.0%
Spare parts	3,759	5.0%	3.0%	1,189	2.9%	1.8%
Depreciation	2,653	3.6%	2.2%	135	0.4%	0.1%
License fee	1,565	2.1%	1.3%	1,059	2.5%	1.6%
Service fee	934	1.2%	0.8%	434	1.0%	0.6%
Total cost of revenue	$74,983	100.0%	61.1%	$41,570	100.0%	61.6%

Cost of revenue for the year ended December 31, 2013 was $75.0 million, representing an increase of 80.4% as compared to $41.6 million in the same period of 2012. The increase was principally due to increase in fuel cost for our fishing vessels as a result of the fleet expansion. Freight, labor cost and maintenance fee also increased which was in line with the increase in revenue.

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

Selling, general and administrative expenses

The following table sets forth selling, general and administrative (SG&A) expenses, and income from operations both in amounts and as a percentage of revenue for the years ended December 31, 2013 and 2012 (Amounts in thousands, except for percentage):

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

Other income and expenses

Net other income in the year ended December 31, 2013 was $4.3 million, as compared to net other expenses of $0.5 million in the same period of 2012. Included in other income and expenses, there was government subsidy of $7.3 million and $2.4 million in the years ended December 31, 2013 and 2012, respectively. Excluding the impact of subsidy income, net other expenses increased by $0.2 million, mainly due to an increase in interest expenses of approximately $425,000 offset by an increase on foreign exchange gain of approximately $150,000.

Income tax

We are exempted from income tax derived from our ocean fishing operations.

Net income from continuing operations

Net income from continuing operations for the year ended December 31, 2013 was $47.1 million, or 38.4% of revenue, compared to $24.3 million, or 36.0% of revenue, in the same period of 2012 (Amounts in thousands, except for percentage).

Years Ended December 31,
2013			2012
Revenue	Net income	Net margin	Revenue	Net income	Net margin

$122,668	$47,136	38.4%	$67,461	$24,280	36.0%

Foreign currency translation gain

During the year ended December 31, 2013, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $8.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2014 and 2013, we had cash balances of approximately $12,752,000 and $8,157,000, respectively. Significant portion of these funds are located in financial institutions located in China and will continue to be indefinitely reinvested in China operations.

The following table sets forth a summary of changes in our working capital from December 31, 2013 to December 31, 2014 (dollars in thousands):

			December 31, 2013 to December 31, 2014
	December 31, 2014	December 31, 2013	Change	Percentage Change
Working capital:
Total current assets	$105,914	$30,707	$75,207	244.9%
Total current liabilities	61,146	50,790	10,356	20.4%
Working capital (deficit):	$44,768	$(20,083)	$64,851	(322.9)%

Our working capital increased approximately $64,851,000 to $44,768,000 at December 31, 2014 from working capital deficit of approximately $20,083,000 at December 31, 2013. This increase in working capital is primarily attributable to a significant increase in accounts receivable, net of allowance for doubtful accounts, of approximately $40,867,000, mainly due to more sales to corporate customers who are entitled to 90 days credit term during last quarter of 2014. Based on current market conditions, the seasonality effect of the later calendar date for the Chinese New Year holiday in 2015 versus 2014, and the increase in fish inventories in advance in our corporate customers to support anticipated increase in sales during Chinese New Year holiday, our sales revenue and accounts receivable were significantly increased. As corporate customers have good credits and timely payment behavior, we do not expect increase in accounts receivable have an impact on liquidity. The increase in working capital is also attributed by an increase in cash of $4,596,000, an increase in inventories, net of reserve for obsolete inventories, of approximately $3,028,000 due to the increased capacity from our increased fishing vessels, an increase in prepaid expenses – related parties of approximately $7,320,000 mainly due to the prepaid fishing license and service fees made to related parties in 2014, an increase in deferred expenses – related parties of approximately $1,029,000, an increase in other receivables of approximately $22,645,000 due to the prepayments made to acquire commercial retail space in 2014 which were refunded in full in January 2015, a decrease in accounts payable of approximately $1,003,000, a decrease in accounts payable – related parties of approximately $11,206,000 due to the payments made to our related parties in 2014, a decrease in long-term bank loans – current portion of approximately $1,383,000, a decrease in deferred grant income of approximately $520,000, offset by a decrease in prepaid expenses of approximately $4,277,000, an increase in short-term bank loans of approximately $21,269,000 due to the increase in bank borrowings in 2014 to meet our working capital requirement, an increase in accrued liabilities and other payables of approximately $959,000, and an increase in due to related parties of approximately $2,373,000.

Because the exchange rate conversion is different for consolidated balance sheets and consolidated statements of cash flows, the changes in assets and liabilities reflected on consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on consolidated balance sheets.

Cash flows for the year ended December 31, 2014 compared to the year ended December 31, 2013

The following summarizes the key components of our cash flows for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Years Ended December 31,
	2014	2013
Net cash provided by operating activities from continuing operations	$33,928	$52,267
Net cash used in investing activities for continuing operations	(35,862)	(336,513)
Net cash provided by financing activities from continuing operations	6,724	31,147
Net cash provided by operating activities from discontinued operations	-	79,606
Net cash provided by investing activities from discontinued operations	-	7,100
Net cash used in financing activities for discontinued operations	-	(407)
Effect of exchange rate on cash	(194)	3,033
Net increase (decrease) in cash	$4,596	$(163,767)

Net cash flow provided by operating activities from continuing operations was approximately $33,928,000 for the year ended December 31, 2014 as compared to approximately $52,267,000 for the year ended December 31, 2013, a decrease of approximately $18,339,000.

●

Net cash flow provided by operating activities from continuing operations for the year ended December 31, 2014 primarily reflected net income of approximately $85,761,000 and the add-back of non-cash item consisting of depreciation of approximately $6,018,000 and an increase in allowance for doubtful accounts of approximately $1,173,000, and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expense approximately $4,214,000, an increase in accrued liabilities and other payables of approximately $1,019,000, offset primarily by an increase in accounts receivable of approximately $42,135,000 due to the increase in our sales revenue in 2014, an increase in prepaid expenses – related parties of approximately $7,314,000 mainly due to the prepayments for our fishing license and service fees made to related parties in 2014, an increase in deferred expenses – related parties of approximately $1,028,000, an increase in inventories of approximately $3,151,000 due to the increase in our fishing capacity in 2014, a decrease in accounts payable of approximately $1,763,000 and a decrease in accounts payable – related parties of approximately $8,604,000 due to the repayments made to related parties in 2014.

●	Net cash flow provided by operating activities from continuing operations for the year ended December 31, 2013 primarily reflected net income of approximately $47,136,000, adjusted for non-cash item consisting of depreciation of approximately $2,395,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $2,788,000, a decrease in banker’s acceptances notes receivable of approximately $3,745,000, an increase in accounts payable of approximately $2,081,000, an increase in accounts payable – related parties of approximately $13,944,000, an increase in advances from customers of approximately $293,000 and an increase in accrued liabilities and other payables of approximately $3,584,000, offset mainly by an increase in prepaid expenses of approximately $1,925,000, an increase in inventories of approximately $8,767,000 and a decrease in advances from customers – related parties of approximately $13,027,000.

Net cash flow used in investing activities for our continuing operations was approximately $35,862,000 for the year ended December 31, 2014 as compared to approximately $336,513,000 for the year ended December 31, 2013. During the year ended December 31, 2014, we made the prepayments for acquisition of commercial retail space of approximately $22,471,000, and made payments for purchase of property, plant and equipment of $891,000 and made investment in equity investment interest of approximately $15,953,000, offset by proceeds from government grants for fishing vessels construction of approximately $3,452,000. During the year ended December 31, 2013, we made payment for fishing vessels deposit of approximately $1,901,000, and made payments for purchase of property, plant and equipment of approximately $257,702,000, and made advance to related parties of approximately $313,000, and had a decrease in cash related to sale of subsidiary CDGC of approximately $84,918,000, offset by proceeds from government grants for fishing vessels construction of approximately $8,321,000.

Net cash flow provided by financing activities from continuing operations was approximately $6,724,000 for the year ended December 31, 2014 as compared to approximately $31,147,000 for the year ended December 31, 2013. During the year ended December 31, 2014, we received proceeds from short-term bank loans of approximately $67,175,000, and received proceeds from long-term bank loans of approximately $3,744,000, and received advance from related parties of approximately $2,350,000, offset by the repayments of short-term bank loans of approximately $45,798,000, repayments of long-term bank loans of approximately $19,957,000 and made cash dividend payment of approximately $791,000. During the year ended December 31, 2013, we received proceeds from short-term bank loans of approximately $43,714,000, and received proceeds from long-term bank loans of approximately $55,812,000, and acquired cash in recapitalization of approximately $3,565,000, offset by the repayments of short-term bank loans of approximately $64,358,000, and repayments of long-term bank loans of approximately $7,584,000.

Cash flows for the year ended December 31, 2013 compared to the year ended December 31, 2012

The following summarizes the key components of our cash flows for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Years Ended December 31,
	2013	2012
Net cash provided by operating activities from continuing operations	$52,267	$45,249
Net cash used in investing activities for continuing operations	(336,513)	(77,351)
Net cash provided by financing activities from continuing operations	31,147	37,152
Net cash provided by operating activities from discontinued operations	79,606	92,587
Net cash provided by (used in) investing activities from discontinued operations	7,100	(42,205)
Net cash (used in) provided by financing activities for discontinued operations	(407)	560
Effect of exchange rate on cash	3,033	1,727
Net (decrease) increase in cash	$(163,767)	$57,719

Net cash flow provided by operating activities from continuing operations was approximately $52,267,000 for the year ended December 31, 2013 as compared to approximately $45,249,000 for the year ended December 31, 2012, an increase of approximately $7,018,000.

●	Net cash flow provided by operating activities from continuing operations for the year ended December 31, 2013 primarily reflected net income of approximately $47,136,000, adjusted for non-cash item consisting of depreciation of approximately $2,395,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $2,788,000, a decrease in banker’s acceptances notes receivable of approximately $3,745,000, an increase in accounts payable of approximately $2,081,000, an increase in accounts payable – related parties of approximately $13,944,000, an increase in advances from customers of approximately $293,000 and an increase in accrued liabilities and other payables of approximately $3,584,000, offset mainly by an increase in prepaid expenses of approximately $1,925,000, an increase in inventories of approximately $8,767,000 and a decrease in advances from customers – related parties of approximately $13,027,000.

●	Net cash flow provided by operating activities from continuing operations for the year ended December 31, 2012 primarily reflected net income of approximately $24,280,000, adjusted for non-cash item mainly consisting of depreciation of approximately $2,677,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable – related parties of approximately $4,585,000, a decrease in other receivables of approximately $6,797,000, a decrease in inventories of approximately $2,397,000, an increase in accounts payable – related parties of approximately $3,061,000, an increase in advances from customers – related parties of $12,675,000 and an increase in accrued liabilities and other payables of approximately $778,000, offset mainly by an increase in accounts receivable of approximately $10,562,000, an increase in prepaid expenses of approximately $219,000 and a decrease in advances from customers of approximately $1,161,000.

Net cash flow used in investing activities for our continuing operations was approximately $336,513,000 for the year ended December 31, 2013 as compared to approximately $77,351,000 for the year ended December 31, 2012. During the year ended December 31, 2013, we made payment for fishing vessels deposit of approximately $1,901,000, and made payments for purchase of property, plant and equipment of approximately $257,702,000, and made advance to related parties of approximately $313,000, and had a decrease in cash related to sale of subsidiary CDGC of approximately $84,918,000, offset by proceeds from government grants for fishing vessels construction of $8,321,000. During the year ended December 31, 2012, we made payment for long-term investment of approximately $2,662,000, and made payments for purchase of property, plant and equipment of approximately $33,993,000, and made advance to related parties of approximately $41,505,000, offset by proceeds from disposition of short-term investment of approximately $808,000.

Net cash flow provided by financing activities from continuing operations was approximately $31,147,000 for the year ended December 31, 2013 as compared to approximately $37,152,000 for the year ended December 31, 2012. During the year ended December 31, 2013, we received proceeds from short-term bank loans of approximately $43,714,000, and received proceeds from long-term bank loans of approximately $55,812,000, and acquired cash in recapitalization of approximately $3,565,000, offset by the repayments of short-term bank loans of approximately $64,358,000, and repayments of long-term bank loans of approximately $7,584,000. During the year ended December 31, 2012, we received proceeds from short-term bank loans of approximately $51,384,000, and received proceeds from long-term bank loans of approximately $26,618,000, and received advance from related parties of approximately $9,075,000, offset by the repayments of short-term bank loans of approximately $48,079,000, and repayments of long-term bank loans of approximately $1,846,000.

We have historically funded our capital expenditures from our working capital and bank loans. As of December 31, 2014, we have contractual commitments of approximately $41.1 million related to an equity investment commitment. We intend to fund the costs with our existing working capital and by obtaining financing mainly from local banking institutions with which we have done business in the past. We believe that the relationships with local banks are in good standing and based on our experience, we did not encounter difficulties in obtaining needed borrowings from local banks. We believe that our available cash together with our cash flow from operations and secured bank financing and/or other third party financing will be sufficient to meet our anticipated cash requirements for the next twelve months.

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

The following tables summarize our contractual obligations as of December 31, 2014 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$8	$8	$-	$-	$-
Related party rental and related administrative service charge obligation	462	462	-	-	-
Registered capital contribution obligation in equity investment interest	41,052	-	-	-	41,052
Short-term bank loans (1)	30,354	30,354	-	-	-
Long-term bank loans	57,494	18,869	29,421	3,014	6,190
Total	$129,370	$49,693	$29,421	$3,014	$47,242

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

Results of Discontinued Operations

PERIOD FROM JANUARY 1 TO DECEMBER 4, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

During the year ended December 31, 2013, we determined our Dredging businesses would be exited (see Note 2 - Discontinued Operations) in order to increase the focus on our core operations and to improve overall profitability. In addition, we established certain targets in the areas of internal control in order to enhance our profitability profile. As a result of this business exits, we believe we are better positioned to achieve improved future financial results.  The sale of our wholly owned subsidiary of CDGC is reflected as discontinued operations. The results of the business operations in 2012 have been reclassify to conform to the 2013 presentation. Our operating results for the years ended December 31, 2013 and 2012 have been adjusted to properly reflect discontinued operation.  The transaction involved no cash and our $155.2 million, 4% promissory note due on June 19, 2015 would be forgiven.  We do not foresee there should be material impact on our liquidity and financial condition as a result of this disposal.  We also do not anticipate there shall be any contingencies which we shall require to accrue and include in our 2013 financials.

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

(Amounts in thousands, except for percentage)

	For the Period from
	January 1 to December 4, 2013 (Disposal)		For the Year Ended December 31, 2012		Percentage Change
		% of		% of
	US$	Revenue	US$	Revenue	%
Revenue	$161,497	100.0%	$209,619	100.0%	(23.0)%
Cost of revenue	90,352	55.9%	97,248	46.4%	(7.1)%
Gross profit	$71,145	44.1%	$112,371	53.6%	(36.7)%

Cost of revenue for the period from January 1 to December 4, 2013 was $90.4 million, representing a decrease of 7.1% as compared to $97.2 million in the year ended 2012. The decrease was primarily due to decreases in costs of consumable parts and leasing fees for dredgers of $39.0 million which were in line with the drop in revenue of our dredging services; being partly offset by reclamation cost of $29.1 million incurred during the period for the BT project.

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

(Amounts in thousands, except for percentage)

	For the Period from January 1 to		For the Year Ended December 31,		Percentage
	December 4, 2013 (Disposal)		2012		Change
	US$	% of Revenue	US$	% of Revenue	%
Gross profit	71,145	44.1%	112,371	53.6%	(36.7)%
Operating Expenses:
Total G&A expenses	(6,839)	(4.2)%	(8,761)	(4.2)%	(21.9)%
Operating income	64,306	39.8%	103,610	49.4%	(37.9)%
Income before income taxes	67,252	41.6%	110,805	52.9%	(39.3)%
Income taxes	(15,341)	(9.5)%	(26,311)	(12.6)%	(41.7)%
Net income	51,911	32.1%	84,494	40.3%	(38.6)%

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Oil cost accounts for approximately 62.8% of our total cost of revenue for the year ended December 31, 2014. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at December 31, 2014 and did not employ any commodity price derivatives in the year ended December 31, 2014.

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

If the RMB depreciates against the USD, the value of our RMB revenues, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $0.9 million based on our revenue, costs and expenses, assets and liabilities denominated in RMB as of December 31, 2014. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $87.8 million as of December 31, 2014. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our earnings and cash flows by approximately $0.3 million. The potential change in cash flows and earning is calculated based on the change in the net interest expense over a one year period due to an immediate 100 basis point change in interest rates.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2014.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2014, based on the framework and criteria established in  Internal Control — Integrated Framework (2013),  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the material weakness in our internal control over financial reporting as of December 31, 2014 that we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of US GAAP commensurate with our financial reporting requirements. We concluded that our internal control over financial reporting not effective at the reasonable assurance level as of December 31, 2014.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weakness, our consolidated financial statements for the year ended December 31, 2014 are fairly stated, in all material respects, in accordance with GAAP.

Attestation Report of Independent Registered Republic Accounting Firm

Our independent registered public accounting firm, BDO China SHU LUN PAN Certified Public Accountants LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in this Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

•	We engaged an outside consulting firm to help us on U.S. GAAP reporting compliance in November 2014.

•	We are currently evaluating the need for the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we might decide to outsource the function to an outside party.

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

Name	Age	Position
Xinrong Zhuo	50	Chief Executive Officer and Chairman of the Board
Roy Yu	32	Chief Financial Officer and Secretary
Lin Bao	53	Director
Zengbiao Zhu	65	Director
Xing An Lin	51	Director
Lin Lin	40	Director

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

Xing An Lin is a Chinese Certified Public Accountant and Certified Tax Agent. He has served as Officer in Pingtan Haixin Tax Accountant Agent Office since December 2005. From January 2000 to November 2005, he served as Project Manager of Fujian Broker Accounting Firm. From November 1991 to December 1999, he served as Project Manager in Pingtan Audit Co., Ltd. From September 1985 to October 1991, he served as Accountant in Pingtan Grain Bureau Commercial Industry Company. Mr. Lin is qualified to serve on the board of directors due to his extensive accounting and regulatory background.

Lin Lin is a Certified Tax Agent. He has served as Director in Pingtan Haixin Tax Accountant Agent Office since November 2004. From December 2005 to October 2010, he served as Project Manager of Pingtan Haixin Tax Accountant Agent Office. From October 1990 to November 2005, he served as Financial Controller in Pingtan Pharmaceutical Company. Mr. Lin is qualified to serve on the board of directors due to his extensive accounting and regulatory background.

On February 26, 2015, Mr. Jin Shi, a member of the Board of Directors (the “Board”) of Pingtan Marine Enterprise Ltd. (Nasdaq: PME) (the “Company”), notified the Board of his resignation from the Board. Upon the recommendation of the Nominating and Governance Committee of the Board, the Board appointed Mr. XingAn Lin, to fill the vacancy created by the departure of Mr. Shi and to serve as a director of the Company until the next annual meeting . Mr. XingAn Lin was also appointed by the Board upon the recommendation of the Nominating and Governance Committee to serve as a member of the Audit Committee (as Chairman), Nominating and Governance Committee and Compensation Committee.

On February 26, 2015, Xuesong Song, a member of the Board of the Company, notified the Board of his resignation from the Board. Upon the recommendation of the Nominating and Governance Committee of the Board, the Board appointed Mr. Lin Lin, to fill the vacancy created by the departure of Mr. Song and to serve as a director of the Company until the next annual meeting of stockholders or until his successor is elected and qualified. Mr. Lin Lin was also appointed by the Board upon the recommendation of the Nominating and Governance Committee to serve as a member of the Audit Committee, Nominating and Governance Committee (as Chairman) and Compensation Committee.

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

Committees and Meeting Attendance

Our Board held 2 meetings and acted 2 times by unanimous written consent in connection with matters related to the fiscal year ended December 31, 2014. Our Board has an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Audit Committee held 4 meetings during the fiscal year ended December 31, 2014. The Compensation Committee and the Nominating and Governance Committee each held 1 meeting during the fiscal year ended December 31, 2014.

During 2014, each member of the Board attended or participated in 90% or more of the aggregate of (i) the total number of meetings of the Board (held during the period for which such person has been a director) and (ii) the total number of meetings held by all committees of the Board on which such person served (during the periods that such person served). Our Amended and Restated Memorandum and Articles of Association provide that the Chairman of our Board shall preside at all meetings of our shareholders. Each director is expected to make reasonable efforts to attend Board meetings, meetings of committees of which such director is a member and the Annual Meetings of Shareholders. All of our then sitting directors participated in the 2014 Annual Meetings of Shareholders (3 in person and 2 by teleconference phone).

Committee Composition

The following table sets forth the current membership of our Audit Committee, Compensation Committee and Nominating and Governance Committee. Each committee conducts its business pursuant to a written charter approved by our Board, copies of which are available on our website at www.ptmarine.com under “Investors — Governance Docs.”

Audit Committee	Compensation Committee	Nominating and Governance Committee

XingAn Lin*	Zengbiao Zhu*	Lin Lin*

Zengbiao Zhu	Lin Lin	XingAn Lin

Lin Lin	XingAn Lin	Zengbiao Zhu

* Chairman of the committee.

Audit Committee.   Mr. XingAn Lin, Zengbiao Zhu and Lin Lin currently serve on the Audit Committee, which is chaired by Mr. XingAn Lin. Our Audit Committee falls within the definition of “audit committee” under Section 3(a)(58)(A) of the Securities Exchange Act of 1934, or the Exchange Act. In addition to meeting The NASDAQ Stock Market’s tests for director independence, directors serving on our Audit Committee must meet two basic criteria set forth in the rules promulgated by the Commission. First, Audit Committee members are barred from accepting, directly or indirectly, any consulting, advisory or other compensatory fee from us or any affiliate of us, other than in the member’s capacity as a member of our Board and any Board committee. Second, a member of our Audit Committee may not be an affiliated person of us or any subsidiary of us, apart from his or her capacity as a member of our Board and any Board committee. Our Board has determined that each member of our Audit Committee meets these independence requirements, in addition to the independence criteria established by The NASDAQ Stock Market. Our Board has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Our Board has designated Mr. XingAn Lin as an “audit committee financial expert,” as defined in Item 407(d) of Regulation S-K. Our Audit Committee assists our Board in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements, and, in accordance with The NASDAQ Stock Market requirements, discusses policies with respect to risk assessment and risk management. Our Audit Committee’s primary duties and responsibilities include:

●	reviewing and discussing our financial statements and financial reports with management and the independent auditor;

●	reviewing the effectiveness and adequacy of our internal control structure and procedures for financial reporting;

●	reviewing management’s assessment of our disclosure controls and monitoring procedures designed to improve the quality and reliability of the disclosure of our financial results and operations;

●	overseeing the appointment, compensation, evaluation of the qualifications and independence of our independent auditors;

●	overseeing our compliance with legal and regulatory requirements;

●	overseeing the adequacy of our internal controls and procedures to promote compliance with accounting standards and applicable laws and regulations;

●	engaging advisors as necessary; and

●	determining the funding from us that is necessary or appropriate to carry out the audit committee’s duties.

Compensation Committee.   Mr. Xing An Lin, Zengbiao Zhu and Lin Lin currently serve on the Compensation Committee, which is currently chaired by Mr. Zhu. Each member of the Compensation Committee is “independent” as that term is defined in the rules of the Commission and within the meaning of such term as defined under the listing standards of The NASDAQ Stock Market, a “nonemployee director” for purposes of Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. Our Compensation Committee assists our Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. The Compensation Committee’s responsibilities include:

●	reviewing and advising the Board concerning our overall compensation philosophy, policies and plans, including a review of both regional and industry compensation practices and trends;

●	reviewing and approving corporate and personal performance goals and objectives relevant to the compensation of all executive officers, and make recommendations regarding all executive compensation;

●	recommending establishment and terms of incentive compensation plans and equity compensation plans, and administer such plans;

●	making and approving grants of options and other equity awards to all executive officers and directors under our compensation plans;

●	reviewing and making recommendations to the Board regarding compensation-related matters outside the ordinary course, including but not limited to employment contracts, change-in-control provisions, severance arrangements, and material amendments thereto;

●	reviewing and discussing with management the disclosures in our “Compensation Discussion and Analysis” and any other disclosures regarding executive compensation to be included in the our public filings or shareholder reports; and

●	reviewing and discussing with management the risks associated with our compensation policies.

For more information regarding our compensation programs and processes, see the discussion below under the heading “Compensation Discussion and Analysis.”

Nominating and Governance Committee.   Mr. XingAn Lin, Zengbiao Zhu and Lin Lin currently serve on the Nominating and Governance Committee, which is chaired by Mr. Lin Lin. Each member of the Nominating and Governance Committee is “independent” as that term is defined in the rules of the Commission and within the meaning of such term as defined under the listing standards of The NASDAQ Stock Market.

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

Compensation Committee Interlocks and Insider Participation

Mr. XingAn Lin, Zengbiao Zhu and Lin Lin currently serve on the Compensation Committee, which is currently chaired by Mr. Zhu. No member of the Compensation Committee is one of our executive officers, and no member of the Compensation Committee had any relationships requiring disclosure by us under the Commission’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a Compensation Committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as one of our directors or member of the Compensation Committee during 2014.

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

The Committee will consider director candidates recommended by shareholders if properly submitted to the Committee. Shareholders wishing to recommend persons for consideration by the Committee as nominees for election to the Board can do so by writing to the Nominating and Governance Committee, c/o Mr. Lin Lin, Pingtan Marine Enterprise Ltd., 18/F, Zhongshan Building A, No. 154 Hudong Road, Fuzhou, P.R.C. 350001. Recommendations must include the proposed nominee’s name, detailed biographical data, work history, qualifications and corporate and charitable affiliations, as well as a written statement from the proposed nominee consenting to be named as a nominee and, if nominated and elected, to serve as a director. The Committee will then consider the candidate and the candidate’s qualifications using the criteria as set forth above. The Committee may discuss with the shareholder making the nomination the reasons for making the nomination and the qualifications of the candidate. The Committee may then interview the candidate and may also use the services of a search firm to provide additional information about the candidate prior to making a recommendation to the Board.

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

The compensation committee has reviewed and discussed with management the disclosures contained in the following section entitled “Compensation Discussion and Analysis.” Based on this review and discussion, the Compensation Committee recommended to the Board that the section entitled “Compensation Discussion and Analysis” be included in this Annual Report.

Submitted by the Compensation Committee of the Board of Directors

Zengbiao Zhu
Lin Lin

XingAn Lin

Compensation Discussion and Analysis

Compensation Objectives

We operate in a highly competitive and rapidly changing industry. The key objectives of our executive compensation programs are to:

●	Supervise and review the affairs of the Company as they relate to the compensation and benefits of executive officers and directors of the Company.

●	Perform any other activities consistent with the Company’s Amended and Restated Memorandum and Articles of Association and governing law, as the Committee or the Board deems necessary or appropriate.

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

Xingrong Zhuo.  We have entered into an employment agreement with Xingrong Zhuo, our chief executive officer for a term of three years. Pursuant to the employment agreement, Mr. Zhuo will receive annual compensation of HKD$312,000, equal to $40,230. In addition, Mr. Zhuo’s employment agreement provides for an annual bonus based on the executive’s performance and our financial performance. Annual bonuses will be determined by us in our sole discretion and will be approved by our Compensation Committee. Mr. Zhuo is eligible for participation in any standard employee benefit plan of the Company that currently exists or may be adopted by the Company in the future, but not limited to, any retirement plan, and travel holiday policy.

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

The following table sets forth information concerning cash and non-cash compensation paid to our named executive officers for 2014, 2013 and 2012, respectively.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other compensation	Total
Xinrong Zhuo	2014	$40,230	—	—	—	—	$40,230
Chief Executive	2013	$40,224	—	—	—	—	$40,224
Officer	2012	$40,229	—	—	—	—	$40,229

Roy Yu	2014	$240,000	$20,000	—	—	—	$260,000
Chief Financial	2013	$150,000	—	—	—	—	$150,000
Officer(1)	2012	—	—	—	—	—	—

(1)	Mr. Yu was appointed Chief Financial Officer of the Company in April 2013.

Outstanding Equity Awards at 2014 Fiscal Year End

As of December 31, 2014, there were no outstanding equity awards for our named executive officer.

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

As of the date of this 10K, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control where the value of such compensation exceeds $60,000 per executive officer.

Director Compensation

The following table sets forth a summary of our non-employee directors’ compensation for fiscal year 2014. Except for Mr. Bin Lin, who resigned from our Board effective February 1, 2014. We did not pay compensation to any non-employee director during 2014.

Director Compensation — Fiscal Year 2014

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Bin Lin(1)	$2,966	—	$2,966

(1) Mr. Lin’s compensation was different from other Board members because he was also Senior Vice President of the Company. Mr. Lin resigned from the Board in January 2014 and currently none of the non-employee directors receive any compensation from the Company.

Our non-employee directors did not hold any outstanding option awards as of December 31, 2014:

We do not pay our directors in connection with attending individual Board meetings, but we reimburse our directors for expenses incurred in connection with such meetings.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our capital stock as of March 10, 2015 by:

●	each shareholder or group of affiliated shareholders, who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 79,055,053 our ordinary shares outstanding as of March 10, 2015.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Ordinary shares subject to options and warrants currently exercisable or exercisable within 60 days of March 10, 2015 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of March 10, 2015 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all of our ordinary shares shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Pingtan Marine Enterprise Ltd., 18/F, Zhongshan Building A, No. 154 Hudong Road, Fuzhou, P.R.C. 350001.

Name and Address of Beneficial Owner	Ordinary Shares Beneficially Owned	Percent of Ordinary Shares Outstanding
Directors and Named Executive Officers:
Xinrong Zhuo(1)	44,398,868	56.2%
Lin Bao	—	—
Zengbiao Zhu	—	—
Roy Yu	—	—
XingAn Lin	—	—
Lin Lin	—	—
All Officers and Directors as a Group (total of 6 persons)	44,398,868	56.2%

(1)	Represents 15,780,000 shares held by Heroic Treasure Limited, of which Mr. Zhuo is the controlling shareholder, and 28,079,868 shares held by Mars Harvest Co., Ltd., of which Mr. Zhuo is the sole shareholder and 539,000 shares held by Mr. Zhuo directly.

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

The following is a summary of the related party transactions in which we engaged during the year ended December 31, 2014.

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

A large portion of our transportation operations and fuel purchases are conducted by three of our related parties, Haifeng Dafu Enterprise Company Limited, Hai Yi Shipping Limited and Hong Fa Shipping Limited, which are all ultimately controlled by Xinrong Zhuo. Approximately $48.1 million was paid to these three companies for their services during 2014.

A large portion of our operations are conducted from a base owned by our related party PT. Avona Mina Lestari, or Avona, which is controlled by family members of Xinrong Zhuo. We contract with Avona for the right to use the base. Avona also handles certain agency services, including customs applications and fees for the Company. Approximately $4.8 million was paid to Avona during 2014.

Director Independence

In accordance with the current listing standards of The NASDAQ Stock Market, our Board, on an annual basis, affirmatively determines the independence of each director or nominee for election as a director. Our Board has determined that, three of our current directors, Zengbiao Zhu, Lin Lin, and XingAn Lin, are “independent directors” as defined under the NASDAQ Rules, constituting a majority of independent directors of our Board as required by the corporate governance rules of NASDAQ. In making these determinations, our Board has concluded that none of those members has an employment, business, family or other relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditor’s Fees

The following is a summary of the fees billed to the Company by its principal independent registered accounting firm for professional services rendered for the years ended December 31, 2014 and 2013 :

	Years Ended December 31,
	2014	2013
Audit Fees	$438,000	$214,000
Audit-Related Fees	42,000	18,500
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$480,000	$232,500

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit and non-audit service performed by BDO China SHU LUN PAN Certified Public Accountants LLP for our consolidated financial statements as of and for the year ended December 31, 2014.

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

(3) Exhibits

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated as of October 24, 2012, by and between China Growth Equity Investment Ltd., China Dredging Group Co., Ltd., China Growth Dredging Sub Ltd., and Xinrong Zhuo (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on October 30, 2012)

2.2	Share Purchase Agreement, dated as of October 24, 2012, by and among China Growth Equity Investment Ltd, Merchant Supreme Co., Ltd., Prime Cheer Corporation Limited, Xinrong Zhuo, Fujian Provincial Pingtan County Ocean Fishing Group Co., Heroic Treasure Limited and Fuzhou Honglong Ocean Fishery Co., Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on October 30, 2012)

3.1	Amended and Restated Memorandum and Articles of Association of Pingtan Marine Enterprise Ltd. filed with the Cayman Islands Registrar of on February 26, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

3.2	Articles and Plan of Merger, filed with the Registry of Corporate Affairs of the British Virgin Islands on February 25, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013))

3.3	Certificate of Merger, filed with the Registry of Corporate Affairs of the British Virgin Islands on February 25, 2013 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

3.4	Amended and Restated Memorandum of Association of China Dredging Group Co., Ltd. (incorporated by reference to Exhibit 1.1 to China Dredging Group Co., Ltd.’s Annual Report on Form 20-F (File No. 000-53465) filed with the Securities and Exchange Commission on November 2, 2010)

Exhibit
No.	Description
3.5	Articles of Association of China Dredging Group Co., Ltd. (incorporated by reference to Exhibit 1.2 to China Dredging Group Co., Ltd.’s Annual Report on Form 20-F (File No. 000-53465) filed with the Securities and Exchange Commission on November 2, 2010)

4.1	Specimen Ordinary Share (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

4.3	Warrant Agreement and between American Stock Transfer & Trust Company and China Growth Equity Investment Ltd. dated May 26, 2011. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-173323) filed with the Securities and Exchange Commission on May 20, 2011)

10.1	Master Agreement by and between Pingtan Marine Enterprise Ltd. and Fuzhou Honglong Ocean Fishery Co., Ltd., dated June 19, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on June 25, 2013)

10.2	Promissory Note issued by the Company, dated June 19, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on June 25, 2013).

10.3	Share Purchase Agreement by and between Pingtan Marine Enterprise Ltd. and Fuzhou Honglong Ocean Fishery Co., Ltd., dated December 4, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on December 9, 2013).

10.4	Employment Contract between Pingtan Marine Enterprise Ltd. and Roy Yu, dated April 18, 2013. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on April 19, 2013). **

10.5	Employment Agreement between Pingtan Marine Enterprise Ltd. and Xinrong Zhuo, dated October 26, 2013. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 10, 2014) **

10.6	English translation of the Investment Agreement dated February 9, 2015, by and between Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd, China Agriculture Industry Development Fund Co., Ltd, Honghong Zhuo and Xinrong Zhuo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.7	English translation of the Equity Transfer Agreement dated February 9, 2015, by and between Honghong Zhuo, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Fujian Heyue Marine Fishing Development Co., Ltd. (incorporated by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.8	English translation of the Equity Transfer Agreement dated February 9, 2015, by and between Zhiyan Lin, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Fujian Heyue Marine Fishing Development Co., Ltd (incorporated by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

Exhibit
No.	Description
10.9	English translation of the Agreement of Termination dated February 9, 2015, by and between Honghong Zhuo, Zhiyan Lin, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Pingtan Guansheng Ocean Fishing Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 10, 2014)

23.1	Consent of BDO China SHU LUN PAN Certified Public Accountants LLP*

23.2	Consent of UHY VOCATION HK CPA LIMITED*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Filed Herein

**	Indicates a management contract or compensatory plan or arrangement

Pingtan Marine’s Annual Report on Form 10-K for the year ended December 31, 2014, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2015

Pingtan Marine Enterprise Ltd.

By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Xinrong Zhuo	Chairman of the Board and Chief Executive	March 10, 2015
Xinrong Zhuo	Officer (Principal Executive Officer)

/s/ Roy Yu	Chief Financial Officer (Principal Financial	March 10, 2015
Roy Yu	and Accounting Officer)

/s/ Lin Bao	Director	March 10, 2015
Lin Bao

/s/ Zengbiao Zhu	Director	March 10, 2015
Zengbiao Zhu

/s/ Lin Lin	Director	March 10, 2015
Lin Lin

/s/ XingAn Lin	Director	March 10, 2015
XingAn Lin

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pingtan Marine Enterprise Limited

We have audited the accompanying consolidated balance sheets of Pingtan Marine Enterprise Limited and its subsidiary and variable interest entities (“VIEs”) (collectively, the “Company”) as of December 31, 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pingtan Marine Enterprise Limited and its subsidiary and VIEs as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/signed/ BDO China Shu Lun Pan Certified Public Accountants LLP

Beijing, China

March 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pingtan Marine Enterprise Limited

We have audited the internal control over financial reporting of Pingtan Marine Enterprise Limited and its subsidiary and variable interest entities (“VIEs”) (collectively, the “Company”) as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the effective internal control over financial reporting was maintained in all material aspects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company did not maintain effective monitoring controls to determine the adequacy of its internal control over financial reporting and related policies and procedures because the Company did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of US GAAP commensurate with its financial reporting requirements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated March 10, 2015 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Pingtan Marine Enterprise Limited and its subsidiary and VIEs has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in internal control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pingtan Marine Enterprise Limited and its subsidiary and variable interest entities (“VIEs”) (collectively, the “Company”) as of December 31, 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/signed/ BDO China Shu Lun Pan Certified Public Accountants LLP

Beijing, China

March 10, 2015

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, as restated, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, as restated, of Pingtan Marine Enterprise Ltd and its subsidiaries and our report dated March 7, 2014, except for Note 1, Note 2, Note 3, Note 9, Note 13 and Note 23 as to which the date is November 10, 2014 expressed an unqualified opinion.

/s/ UHY VOCATION HK CPA LIMITED

Certified Public Accountants

Hong Kong, the People’s Republic of China,

November 10, 2014

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN U.S. DOLLARS)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash	$12,752,272	$8,156,599
Accounts receivable, net of allowance for doubtful accounts	49,999,712	9,133,130
Inventories	12,123,405	9,095,736
Prepaid expenses	32,913	4,309,574
Prepaid expenses - related parties	7,319,975	-
Deferred expenses - related parties	1,029,114	-
Other receivables	22,656,232	11,665

Total Current Assets	105,913,623	30,706,704

OTHER ASSETS:
Long-term investment	19,385,843	3,468,953
Prepayment for long-term assets	13,750,102	33,985,148
Property, plant and equipment, net	109,980,617	101,970,707

Total Other Assets	143,116,562	139,424,808

Total Assets	$249,030,185	$170,131,512

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,181,977	$2,184,964
Accounts payable - related parties	2,601,314	13,807,605
Advances from customers	164,724	297,034
Short-term bank loans	30,353,890	9,085,353
Long-term bank loans - current portion	18,868,616	20,252,077
Accrued liabilities and other payables	5,602,307	4,643,272
Due to related parties	2,373,352	-
Deferred grant income	-	520,045

Total Current Liabilities	61,146,180	50,790,350

OTHER LIABILITIES:
Long-term bank loans - non-current portion	38,625,071	54,499,727

Total Liabilities	99,771,251	105,290,077

SHAREHOLDERS' EQUITY:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053
shares issued and outstanding at December 31, 2014 and 2013)	79,055	79,055
Additional paid-in capital	117,525,377	117,525,377
Retained earnings (accumulated deficit)	21,315,710	(63,654,445)
Statutory reserve	6,412,892	6,412,892
Accumulated other comprehensive income	3,925,900	4,478,556

Total Shareholders' Equity	149,258,934	64,841,435

Total Liabilities and Shareholders' Equity	$249,030,185	$170,131,512

See notes to consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN U.S. DOLLARS)

	For the Years Ended December 31,
	2014	2013	2012
REVENUE
Revenue	$233,427,011	$112,295,158	$53,673,848
Revenue - related party	-	10,372,611	13,787,620
Total Revenue	233,427,011	122,667,769	67,461,468

COST OF REVENUE
Cost of revenue	155,840,823	68,403,097	34,040,301
Cost of revenue - related party	-	6,580,193	7,530,171
Total Cost of Revenue	155,840,823	74,983,290	41,570,472

GROSS PROFIT	77,586,188	47,684,479	25,890,996

OPERATING EXPENSES:
Selling	2,673,213	1,618,278	647,850
General and administrative	4,537,351	3,191,637	463,501
Total Operating Expenses	7,210,564	4,809,915	1,111,351

INCOME FROM OPERATIONS	70,375,624	42,874,564	24,779,645

OTHER INCOME (EXPENSE):
Interest income	16,772	8,250	3,276
Interest expense	(4,815,670)	(3,301,696)	(2,876,253)
Foreign currency transaction (loss) gain	(258,248)	144,740	(5,113)
Grant income	20,094,039	7,338,273	2,363,575
Investment income	348,523	69,519	15,138
Other (expense) income	(335)	2,144	-
Total Other Income (Expense), net	15,385,081	4,261,230	(499,377)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	85,760,705	47,135,794	24,280,268

INCOME TAXES	-	-	-
NET INCOME FROM CONTINUING OPERATIONS	85,760,705	47,135,794	24,280,268

NET INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	-	51,910,662	84,494,428
NET INCOME	$85,760,705	$99,046,456	$108,774,696

COMPREHENSIVE INCOME:
NET INCOME	$85,760,705	$99,046,456	$108,774,696

OTHER COMPREHENSIVE INCOME
Foreign currency translation (loss) gain	(552,656)	8,195,045	4,113,599
Unrealized change in fair value of available-for-sale investment	-	-	(717)
TOTAL COMPREHENSIVE INCOME	$85,208,049	$107,241,501	$112,887,578

BASIC AND DILUTED EARNINGS PER SHARE
From continuing operations	$1.08	$0.60	$0.32
From discontinued operations	0.00	0.66	1.09
Net income	$1.08	$1.26	$1.41

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	78,772,743	77,215,000

See notes to consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(IN U.S. DOLLARS)

	Ordinary Shares		Additional	Retained Earnings		Accumulated Other	Total
	Number of		Paid-in	(Accumulated	Statutory	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit)	Reserve	Income	Equity

Balance, December 31, 2011	77,215,000	$77,215	$135,427,182	$113,945,830	$16,897,465	$18,080,714	$284,428,406

Net income	-	-	-	108,774,696	-	-	108,774,696

Appropriation to statutory reserves	-	-	-	(2,523,552)	2,523,552	-	-

Foreign currency translation adjustment	-	-	-	-	-	4,112,882	4,112,882

Balance, December 31, 2012	77,215,000	77,215	135,427,182	220,196,974	19,421,017	22,193,596	397,315,984

Net income	-	-	-	99,046,456	-	-	99,046,456

Recapitalization of company	1,840,053	1,840	3,587,497	-	-	-	3,589,337

Appropriation to statutory reserves	-	-	-	(3,024,131)	3,024,131	-	-

Foreign currency translation adjustment	-	-	-	-	-	8,195,045	8,195,045

Disposal of China Dredging Group Co., Ltd.	-	-	117,525,377	(130,557,629)	(16,032,256)	(25,910,085)	(54,974,593)

Acquisition of fishing vessels from related party	-	-	(139,014,679)	(249,316,115)	-	-	(388,330,794)

Balance, December 31, 2013	79,055,053	79,055	117,525,377	(63,654,445)	6,412,892	4,478,556	64,841,435

Net income	-	-	-	85,760,705	-	-	85,760,705

Dividend declared	-	-	-	(790,550)	-	-	(790,550)

Foreign currency translation adjustment	-	-	-	-	-	(552,656)	(552,656)

Balance, December 31, 2014	79,055,053	$79,055	$117,525,377	$21,315,710	$6,412,892	$3,925,900	$149,258,934

See notes to consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$85,760,705	$47,135,794	$24,280,268
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	6,017,886	2,394,692	2,677,418
Increase in allowance for doubtful accounts	1,173,223	-	-
Short-term investment income	-	-	(15,860)
Changes in operating assets and liabilities:
Accounts receivable	(42,134,612)	2,788,320	(10,562,176)
Accounts receivable - related parties	-	-	4,584,509
Notes receivable (banker's acceptances)	-	3,745,196	-
Other receivables	(156,606)	19,201	6,797,156
Prepaid expenses	4,213,938	(1,925,477)	(218,759)
Prepaid expenses - related parties	(7,314,375)	-	-
Deferred expenses - related parties	(1,028,327)	-	-
Inventories	(3,150,909)	(8,766,511)	2,397,340
Advances to suppliers	-	-	-
Accounts payable	(1,762,518)	2,081,172	(43,377)
Accounts payable - related parties	(8,604,461)	13,944,394	3,060,668
Advances from customers	(128,109)	292,802	(1,160,618)
Advances from customers - related parties	-	(13,026,770)	12,675,074
Accrued liabilities and other payables	1,019,221	3,583,989	777,587
Due to related parties	23,352	-	-

NET CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	33,928,408	52,266,802	45,249,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for long-term investment	-	-	(2,661,766)
Proceeds from disposition of short-term investment	-	-	808,052
Proceeds from government grants for fishing vessels construction	3,451,914	8,320,882	-
Payment for fishing vessels deposit	-	(1,901,220)	-
Prepayments made for acquisition of commercial retail space	(22,470,798)	-	-
Purchase of property, plant and equipment	(890,897)	(257,701,854)	(33,992,757)
Advance to related parties	-	(312,569)	(41,505,027)
Payments for long-term investment	(15,952,598)	-	-
Decrease in cash related to sale of subsidiary	-	(84,917,899)	-

NET CASH USED IN INVESTING ACTIVITIES FOR CONTINUING OPERATIONS	(35,862,379)	(336,512,660)	(77,351,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	67,175,414	43,713,708	51,384,055
Repayments of short-term bank loans	(45,797,736)	(64,358,336)	(48,079,121)
Proceeds from long-term bank loans	3,743,977	55,811,568	26,617,656
Repayments of long-term bank loans	(19,957,026)	(7,584,023)	(1,845,808)
Advances from related parties	2,350,000	(777)	9,075,004
Payments made for dividend	(790,550)	-	-
Cash acquired in recapitalization	-	3,565,355	-

NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	6,724,079	31,147,495	37,151,786

CASH FLOWS FROM DISCONTINUED OPERATIONS:

NET CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	79,605,841	92,587,488

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	7,099,979	(42,204,987)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES FOR DISCONTINUED OPERATIONS	-	(407,030)	560,216

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	-	86,298,790	50,942,717

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(194,435)	3,032,812	1,726,785

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,595,673	(163,766,761)	57,719,020

CASH AND CASH EQUIVALENTS - beginning of year	8,156,599	171,923,360	114,204,340

CASH AND CASH EQUIVALENTS - end of year	$12,752,272	$8,156,599	$171,923,360

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid:
From continuing operations
Interest paid	$5,648,796	$4,060,069	$3,428,193

From discontinued operations
Income tax paid	$-	$17,278,643	$29,324,336

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment pursuant to capital lease	$-	$26,435,403	$-
Purchase of property and equipment by setting off advance to related parties	$-	$55,064,953	$-
Deposit on setting up equity investment netted of accounts payable - related parties	$-	$6,090,302	$-
Acquisition of property and equipment by decreasing prepayment for long-term assets	$19,750,438	$-	$-
Property and equipment acquired on credit as payable	$790,459	$-	$-
Decrease in cost of property and equipment by proceeds from government grants	$3,451,914	$-	$-
Decrease in cost of property and equipment by recognition of deferred grant income	$512,469	$-	$-

See notes to consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

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

On October 24, 2012, CGEI and China Dredging Group Co., Ltd (“CDGC” or “China Dredging”) entered into a Merger Agreement providing for the combination of CGEI and CDGC and on October 24, 2012, CGEI also acquired all of the outstanding capital shares and other equity interests of Merchant Supreme Co., Ltd., a company incorporated on June 25, 2012, in British Virgin Island (“BVI”), as per a Share Purchase Agreement.  On February 25, 2013, the merger between the Company, CDGC and Merchant Supreme became effective and has been accounted for as a “reverse merger” and recapitalization since the common shareholders of CDGC and Merchant Supreme (i) owned a majority of the outstanding ordinary shares of the Company immediately following the completion of the transaction, and (ii) has significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity. In accordance with the provision of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 805-40, CDGC and Merchant Supreme are deemed the accounting acquirers and the Company is the legal acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of the Company. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of CDGC, Merchant Supreme and their subsidiaries and are recorded at the historical cost basis. The Company’s assets, liabilities and results of operations were consolidated with the assets, liabilities and results of operations of CDGC, Merchant Supreme and their subsidiaries subsequent to the acquisition date of February 25, 2013. Following the completion of the business combination which became effective on February 25, 2013, CDGC and Merchant Supreme became the wholly-owned subsidiaries of the Company.  The ordinary shares, par value $0.001 per share are listed on The NASDAQ Capital Market under the symbol “PME”.

Details of the Company’s subsidiaries and variable interest entities (“VIEs”) which are included as continuing operations in these consolidated financial statements as of December 31, 2014 and 2013 are as follows:

Name of subsidiaries	Place and date of incorporation	Percentage of ownership	Principal activities

Merchant Supreme	BVI,	100% held by PME	Intermediate holding company
Co., Ltd. (“Merchant Supreme”)	June 25, 2012

Prime Cheer	Hong Kong,	100% held by Merchant	Intermediate holding company
Corporation Ltd. (“Prime Cheer”)	May 3, 2012	Supreme

Pingtan Guansheng	PRC,	100% held by Prime Cheer	Intermediate holding company
Ocean Fishing Co., Ltd. ("Pingtan Guansheng")	October 12, 2012

The following variable interest entities (“VIEs”) are consolidated into consolidated financial statements.

Name of VIEs
Fujian Provincial Pingtan County Fishing Group Co., Ltd. (“Pingtan Fishing”)
Pingtan Dingxin Fishing Information Consulting Co., Ltd. (“Pingtan Dingxin”)
Pingtan Duoying Fishing Information Consulting Co., Ltd. (“Pingtan Duoying”)
Pingtan Ruiying Fishing Information Consulting Co., Ltd. (“Pingtan Ruiying”)

Merchant Supreme, through its PRC VIEs, Pingtan Fishing engages in ocean fishery with its owned and licensed vessels within Indian EEZ and Arafura Sea of Indonesia. Pingtan Fishing is ranked highly as one of the leading private (not state-owned) supplier and trader of oceanic aquatic products in China.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

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

The results of operation of CDGC and its subsidiaries have been presented as discontinued operations for the years ended December 31, 2013 and 2012. There were no discontinued operations in 2014. The following table provides the financial results included in net income from discontinued operations during the periods presented:

	Years Ended December 31,
	2014	2013	2012
Revenue	$-	$161,497,136	$209,619,489
Income from discontinued operations before income tax	-	67,251,697	110,805,122
Income tax	-	(15,341,035)	(26,310,694)
Net income from discontinued operations	$-	$51,910,662	$84,494,428

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – DISCONTINUED OPERATIONS (continued)

The carrying amounts of the major classes of assets and liabilities as of December 4, 2013 (disposal date) were as follows:

December 4, 2013
Cash	$84,917,899
Other current assets	28,821,788
Non-current assets	148,710,213
Total assets of discontinued operations	$262,449,900
Current liabilities	$25,873,709
Net assets disposed	$236,576,191

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

The Company’s consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and VIEs in which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements of the Company have been prepared as if the existing corporate structure had been in existence throughout the periods presented and as if the reorganization had occurred as of the beginning of the earliest period presented.

Consolidation of VIEs

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

The following table shows the assets and liabilities of the Company’s VIEs after eliminating the intercompany balances as of December 31, 2014 and 2013. The VIEs include Pingtan Fishing Group which comprises of Pingtan Fishing itself and its three subsidiaries; namely Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying. The creditors of Pingtan Fishing Group do not have recourse against the general creditors of their primary beneficiaries or other Group members.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Consolidation of VIEs (continued)

	December 31, 2014	December 31, 2013
ASSETS
Cash	$12,352,423	$7,736,309
Accounts receivable, net of allowance for doubtful accounts	49,999,712	9,133,130
Other receivable	168,165	11,632
Inventories	12,123,405	9,095,736
Prepaid expenses	22,518,097	4,306,753
Prepaid expenses - related parties	7,319,975	-
Deferred expenses – related parties	1,029,114	-
Long-term investment	19,385,843	3,468,953
Prepayment for long-term assets	13,750,102	33,985,148
Property, plant and equipment, net	84,690,748	75,623,422
TOTAL ASSETS	$223,337,584	$143,361,083
LIABILITIES
Accounts payable	$1,181,977	$2,184,964
Accounts payable - related parties	2,601,314	13,807,605
Advances from customers	164,724	297,034
Bank loans	87,847,577	83,837,157
Accrued liabilities and other payables	5,580,962	4,423,847
Deferred grant income	-	520,045
TOTAL LIABILITIES	$97,376,554	$105,070,652

The following table shows the revenues and cost of revenues and net income of the Company’s VIEs after eliminating the intercompany balances for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
Revenues	$233,427,011	$122,667,769	$67,461,468
Cost of revenues	$(155,840,823)	$(74,983,290)	$(41,570,472)
Net income from continuing operations	$87,577,218	$49,449,338	$24,280,268

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the years ended December 31, 2014, 2013 and 2012 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash consists of cash on hand and cash at banks. The Company maintains cash with various financial institutions in China and Hong Kong. As of December 31, 2014, cash balances placed in banks in Hong Kong and China are $265,642 and $12,486,630, respectively, compared to $269,299 and $7,887,300 as of December 31, 2013.

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

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, inventories, prepaid expenses, prepaid expenses – related parties, deferred expenses – related parties, other receivables, accounts payable, accounts payable – related parties, advances from customers, bank loans, accrued liabilities and other payables, due to related parties, deferred grant income approximate their fair market value based on the short-term maturity of these instruments.

As of December 31, 2014, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term borrowings that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of December 31, 2014. The Company does not have any level 3 financial instruments.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At December 31, 2014 and 2013, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $1,174,121 and $0, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories, consisting of frozen fish and marine catches, are stated at the lower of cost or market utilizing the weighted average method. The Cost of inventories comprises of fuel, freight, depreciation, direct labor, consumables, and government levied charges and taxes. Consumables include fishing nets and metal containers used by fishing vessels. The Company’s fishing fleets in India and Indonesia waters operate throughout the year, although the May to July period demonstrates lower catch quantities compared to the October to January which is the peak season.

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company did not record any inventory reserve at December 31, 2014 and 2013.

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

Each of the Company’s fishing vessels operated in Indonesia water requires a fishing license granted by the authority in Indonesia. Indonesia fishing licenses remain effective for a period of twelve months and the Company applies for renewal prior to expiration. The Company records cost of Indonesia fishing licenses in prepaid expenses on the accompanying consolidated balance sheets and amortizes over the effective periods of the licenses.

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

The estimated useful lives of the assets are as follows:

Estimated useful life
Fishing vessels	10 - 20 Years
Fishing vessels pursuant to capital lease – related party	25 Years
Vehicles	5 Years
Office and other equipment	3 - 5 Years

Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $836,902, $1,094,589 and $545,407 for the years ended December 31, 2014, 2013 and 2012, respectively, in the fishing vessels under construction.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charge for the years ended December 31, 2014, 2013 and 2012.

Advances from customers

Advances from customers at December 31, 2014 and 2013 amounted to $164,724 and $297,034, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped or delivered. The Company will recognize the deposits as revenue as customers take delivery of the goods and the purchase price is fixed and collectability is reasonably assured in accordance with the Company’s revenue recognition policy.

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

Deferred grant income

Deferred grant income represents grant collected but not earned as of the report date. This is primarily composed of receipts of the government grants to construct new fishing vessels. Upon the completion of the construction of the fishing vessels, the grant is deducted from the cost of the fishing vessels. As of December 31, 2014 and 2013, deferred grant income amounted to $0 and $520,045, respectively.

Income taxes

Under the current laws of the Cayman Islands and British Virgin Islands, the Company and Merchant Supreme are not subject to any income or capital gains tax, and dividend payments that the Company may make are not subject to any withholding tax in the Cayman Islands or British Virgin Islands. Under the current laws of Hong Kong, Prime Cheer is not subject to any capital gains tax and dividend payments are not subject to any withholding tax in Hong Kong.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company is not incorporated nor does it engage in any trade or business in the United States and is not subject to United States federal income taxes. The Company did not derive any significant amount of income subject to such taxes after completion of the Share Exchange and accordingly, no relevant tax provision is made in the accompanying consolidated statements of income and comprehensive income.

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

The new EIT Law also provides that an enterprise established under the laws of foreign countries or regions but whose “de facto management body” is located in the PRC be treated as a resident enterprise for PRC tax purposes and consequently be subject to the PRC income tax at the rate of 25% for its worldwide income. The Implementing Rules of the new EIT Law merely defines the location of the “de facto management body” as “the place where the exercising, in substance, of the overall management and control of the production and business operation, personnel, accounting, properties, etc., of a non-PRC company is located.” On April 22, 2009, the PRC State Administration of Taxation further issued a notice entitled “Notice Regarding Recognizing Offshore-Established Enterprises Controlled by PRC Shareholders as Resident Enterprises Based on Their Place of Effective Management.” Under this notice, a foreign company controlled by a PRC company or a group of PRC companies shall be deemed as a PRC resident enterprise if (i) the senior management and the core management departments in charge of its daily operations mainly function in the PRC; (ii) its financial decisions and human resource decisions are subject to decisions or approvals of persons or institutions in the PRC; (iii) its major assets, accounting books, company seals, minutes and files of board meetings and shareholders’ meetings are located or kept in the PRC; and (iv) more than half of the directors or senior management personnel with voting rights reside in the PRC. Based on a review of surrounding facts and circumstances, the company does not believe that it is likely that its operations outside of the PRC should be considered a resident enterprise for PRC tax purposes. However, due to limited guidance and implementation history of the new EIT Law, should the Company be treated as a resident enterprise for PRC tax purposes, the Company will be subject to PRC tax on worldwide income at a uniform tax rate of 25% retroactive to May 3, 2012.

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

Deferred tax assets are reduced by a valuation allowance to the extent that management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income in the period that includes the enactment date.

The Company has not recorded deferred income taxes applicable to undistributed earnings of the subsidiary and VIEs located in the PRC because it is the present intention of management to reinvest the undistributed earnings indefinitely in PRC. The cumulative undistributed earnings from PRC subsidiary and VIEs amounted to approximately $172.9 million and $84.3 million as of December 31, 2014 and 2013, respectively, which are included in consolidated retained earnings. Generally, such earnings become subject to the PRC tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of December 31, 2014 and 2013, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expenses and totaled approximately $721,972, $458,297 and $293,523 for the years ended December 31, 2014, 2013 and 2012, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled approximately $1,172,444, $734,621 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of income and comprehensive income and totaled approximately $20,000, $0 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expenses. The Company did not incur any research and development costs during the years ended December 31, 2014, 2013 and 2012.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiary of Pingtan Guansheng and operating VIEs is the Chinese Renminbi (“RMB”). For the subsidiary of Guansheng and VIEs, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2014, 2013 and 2012 was $(194,435), $3,032,812 and $1,726,785, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating VIEs. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

The foreign currency exchange rates were obtained from www.oanda.com. Asset and liability accounts at December 31, 2014 and 2013 were translated at 6.1385 RMB to $1.00 and at 6.0537 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income and comprehensive income for the years ended December 31, 2014, 2013 and 2012 were 6.1432 RMB, 6.1412 RMB and 6.3116 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted earnings per share if their effect would be anti-dilutive. Retroactive treatment as required by FASB ASC paragraph 260-10-55-12 has been applied in computing earnings per share to reflect the business combination completed on February 25, 2013. The following table presents a reconciliation of basic and diluted net income per share:

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per share (continued)

	Years Ended December 31,
	2014	2013	2012
Net income
From continuing operations	$85,760,705	$47,135,794	$24,280,268
From discontinued operations	-	51,910,662	84,494,428
	$85,760,705	$99,046,456	$108,774,696
Weighted average ordinary shares outstanding (basic and diluted)	79,055,053	78,772,743	77,215,000
Net income per share (basic and diluted)
From continuing operations	$1.08	$0.60	$0.32
From discontinued operations	0.00	0.66	1.09
Net income applicable to ordinary shares	$1.08	$1.26	$1.41

As of December 31, 2014, 2013 and 2012, the warrants to purchase 8,966,667 shares of common stock have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

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

Comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2014, 2013 and 2012 included net income and unrealized (loss) gain from foreign currency translation adjustments and unrealized change in fair value of available-for-sale investment.

Segment information

ASC 280 “Segment reporting” establishes standards for reporting information on operating segments in interim and annual financial statements. All of the Company's operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment. All of the Company’s operations and customers are in the PRC and all income is derived from ocean fishery.

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

The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2014 and 2013. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

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

Recent accounting pronouncements

In April 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Updated No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). The amendments in ASU 2014-08 change the criteria for reporting discontinued operations and improve related disclosures. This ASU also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance. ASU 2014-08 will be effective for annual financial statements with fiscal years beginning on or after December 31, 2014 and interim periods thereafter. The Company is currently evaluating the effects ASU 2014-08 will have on its financial statements and disclosures, if any.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

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

NOTE 4 – ACCOUNTS RECEIVABLE

At December 31, 2014 and 2013, accounts receivable consisted of the following:

	December 31, 2014	December 31, 2013
Accounts receivable	$51,173,833	$9,133,130
Less: allowance for doubtful accounts	(1,174,121)	-
	$49,999,712	$9,133,130

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance.

NOTE 5 - INVENTORIES

At December 31, 2014 and 2013, inventories consisted of the following:

	December 31, 2014	December 31, 2013
Frozen fish and marine catches in warehouse	$11,557,898	$9,095,736
Frozen fish and marine catches in transit	565,507	-
Less: reserve for obsolete inventories	-	-
	$12,123,405	$9,095,736

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company did not record any inventory reserve at December 31, 2014 and 2013.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 6 – PREPAID EXPENSES

At December 31, 2014 and 2013, prepaid expenses consisted of the following:

	December 31, 2014	December 31, 2013
Prepayments on consumables and equipment	$-	$3,638,165
Prepaid fishing licenses	-	668,589
Other	32,913	2,820
	$32,913	$4,309,574

NOTE 7 – OTHER RECEIVABLES

At December 31, 2014 and 2013, other receivables consisted of the following:

	December 31, 2014	December 31, 2013
Deposit for tax exemption application for import of fishing vessel equipment	$165,187	$-
Prepayments for acquisition of commercial retail space	22,488,003	-
Other	3,042	11,665
	$22,656,232	$11,665

In June 2014, Pingtan Fishing entered into three commercial retail space purchase agreements with third parties property developers in order to purchase retail space located in Hubei and Anhui province, China. As of December 31, 2014, Pingtan Fishing made total payments of $22,488,003. The Company plans to use these commercial retail spaces for market expansion in the fishery product markets in central and western areas of PRC in order to capture more sales directly to final customers. In January 2015, the purchase agreements were withdrawn and the prepayments were refunded in full to Pingtan Fishing.

NOTE 8 – LONG-TERM INVESTMENT

As of December 31, 2014 and 2013, long-term investment in cost method amounted to $3,421,031 and $3,468,953, respectively. The investment represents the Company’s VIE, Pingtan Fishing’s interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million, or approximately $3.4 million, to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8 % investment in the total equity investment of the bank as of December 31, 2014 and 2013. These shares were as collateral for the Company’s long term loan amounting to $2.3 million as of December 31, 2014 and December 31, 2013.

In according to ASC 325, Pingtan Fishing uses the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank and treats as long-term investment. Long-term investment for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of December 31, 2014 and 2013.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 8 – LONG-TERM INVESTMENT (continued)

As of December 31, 2014 and 2013, long-term investment in equity method amounted to $15,964,812 and $0, respectively. The investment represents the Company’s VIE, Pingtan Fishing’s interest in Global Deep Ocean Fishing (Pingtan) Industrial Limited (the “Global Deep Ocean”). On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. Pingtan Fishing and the other investing companies accounted for 35% and 65% of the total ownership, respectively. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $161.2 million) and Pingtan Fishing will contribute RMB 350 million (approximately $56.4 million). No company holds 50% or more of the total shares. Global Deep Ocean will process, cold storage, and transport deep ocean fishing products. The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment.

As of December 31, 2014 and 2013, the total of long-term investment amounted to $19,385,843 and $3,468,953, respectively, which was included in the accompanying consolidated balance sheets.

NOTE 9 – PREPAYMENT FOR LONG-TERM ASSETS

At December 31, 2014 and 2013, prepayment for long-term assets consisted of the following:

	December 31, 2014	December 31, 2013
Payment for vessels construction	$13,750,102	$33,985,148
	$13,750,102	$33,985,148

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT

At December 31, 2014 and 2013, property, plant and equipment consisted of the following:

	Useful life	December 31, 2014	December 31, 2013
Fishing vessels	10 - 20 Years	$71,960,318	$61,840,994
Fishing vessels pursuant to capital lease – related party	25 Years	26,435,403	26,435,403
Vehicle	5 Years	137,273	139,196
Office and other equipment	3 – 5 Years	1,269,089	481,239
Fishing vessels under construction	-	19,356,241	16,272,875
		119,158,324	105,169,707
Less: accumulated depreciation		(9,177,707)	(3,199,000)
		$109,980,617	$101,970,707

For the years ended December 31, 2014, 2013 and 2012, depreciation expense amounted to $6,017,886, $2,394,692 and $2,677,418, respectively, of which $5,988,845, $2,368,010 and $2,653,943, respectively, was included in cost of revenues and inventories, and the remainder was included in general and administrative expense, respectively.

The vessels under construction are not subject to depreciation. Upon completion of the construction, fishing vessel under construction balances will be classified to fishing vessels.

As of December 31, 2014 and 2013, the Company had 43 and 38 fishing vessels with net carrying amount of approximately $37.5 million and $33.1 million, respectively, pledged as collateral for its bank loans and bank loans of a related party. The bank loans of the related party were in the amount of approximately $16.8 million and $20.7 million as of December 31, 2014 and 2013, respectively (see note 16).

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 11 – RELATED PARTIES TRANSACTIONS

Prepaid expenses – related parties

At December 31, 2014 and 2013, prepaid expenses – related parties consisted of the following:

	December 31, 2014	December 31, 2013
Prepaid fuel cost to PT. Avona Mina Lestari (1)	$1,632,352	$-
Prepaid fuel cost to Hai Yi Shipping Limited (2)	2,070,023	-
Prepaid fuel cost to Haifeng Dafu Enterprise Company Limited (3)	399,735	-
Prepaid fuel cost to Hong Fa Shipping Limited (4)	1,854,131	-
Prepaid fuel cost to PT. Dwikarya Reksa Abadi (5)	1,363,734	-
	$7,319,975	$-

(1) PT. Avona Mina Lestari is an affiliate company controlled by Xinrong Zhuo family.

(2) Hai Yi Shipping Limited is an affiliate company ultimately controlled by Xinrong Zhuo, CEO of the Company.

(3) Haifeng Dafu Enterprise Company Limited is an affiliate company ultimately controlled by Xinrong Zhuo, CEO of the Company.

(4) Hong Fa Shipping Limited is an affiliate company owned by Xinrong Zhuo, CEO of the Company.

(5) PT Dwikarya Reksa Abadi is an affiliated company controlled by Xinrong Zhuo family.

Deferred expenses – related parties

At December 31, 2014 and 2013, deferred expenses – related parties amount consisted of the following:

	December 31, 2014	December 31, 2013
Prepaid fishing licenses application fee to PT. Avona Mina Lestari	$764,787	$-
Prepaid fishing licenses application fee to Hong Long [1]	264,327	-
	$1,029,114	$-

1. Hong Long is an affiliate company majority owned and controlled by Ping Lin, spouse of the Company’s CEO.

PT. Avona Mina Lestari and Hong Long act as agents to apply fishing licenses for the Company and pay the related fishing licenses application fee on behalf of the Company. Therefore, the Company either prepays or reimburses them for fishing licenses application fee paid on behalf of the Company.

Accounts payable - related parties

At December 31, 2014 and 2013, accounts payable - related parties amount consisted of the following:

Name of related parties	December 31, 2014	December 31, 2013
PT. Avona Mina Lestari	$-	$1,967,151
Hong Long	2,601,314	6,214,491
Hai Yi Shipping Limited	-	251,341
Haifeng Dafu Enterprise Company Limited	-	377,216
Hong Fa Shipping Limited	-	4,996,031
Zhiyan Lin (1)	-	1,375
	$2,601,314	$13,807,605

(1) Zhiyan Lin is a shareholder and legal representative of Pingtan Fishing.

These accounts payable – related parties amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 11 – RELATED PARTIES TRANSACTIONS (continued)

Due to related parties

At December 31, 2014 and 2013, the due to related parties amount consisted of the following:

	December 31, 2014	December 31, 2013
Advance from Hong Fa Shipping Limited	$1,000,000	$-
Advance from Xinrong Zhuo, Chief Executive Officer	1,350,000	-
Accrued compensation for Xinrong Zhuo	3,352	-
Accrued compensation for Roy Yu, Chief Financial Officer	20,000	-
	$2,373,352	$-

These advances are short-term in nature, non-interest bearing, unsecured and payable on demand.

Sales to related parties

During the years ended December 31, 2014, 2013 and 2012, sales to related parties were as follows:

	Years Ended December 31,
	2014	2013	2012
Sale of frozen fish and other marine catches to
Shenzhen Western Coast Fisherman Pier Co., Ltd. (1)	$-	$10,372,611	$-
Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd. (2)	-	-	4,574,118
Fujian Xinnong Ocean Fisheries Development Co., Ltd. (3)	-	-	8,948,761
Cheng Chen (4)	-	-	185,839
Longhua Zhuo (5)	-	-	78,902
	$-	$10,372,611	$13,787,620

(1) Shenzhen Western Coast Fisherman Pier Co., Ltd. is an affiliate company owned by Xinrong Zhuo, the Company’s CEO.

(2) Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd. is an affiliate company owned by Xinrong Zhuo and Longfei zhuo who is a cousin of Xinrong Zhuo.

(3) Fujian Xinnong Ocean Fisheries Development Co., Ltd. is ultimately owned by Xinrong Zhuo and is an affiliate company to which the Company acts as a trustee equity owner.

(4) Cheng Chen is a cousin of Xinrong Zhuo and a shareholder of Hong Long.

(5) Longhua Zhuo is a sister of Xinrong Zhuo.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 11 – RELATED PARTIES TRANSACTIONS (continued)

Purchases from related parties

During the years ended December 31, 2014, 2013 and 2012, purchases from related parties were as follows:

	Years Ended December 31,
	2014	2013	2012
Purchase of fuel, fishing nets and other on-board consumables
from PT. Avona Mina Lestari	$-	$14,746,582	$10,709,195
from Hong Fa Shipping Limited	30,996,630	-	-
from Haifeng Dafu Enterprise Co., Ltd.	4,877,460	-	-
from Hai Yi Shipping Ltd.	4,678,520	-	-
from PT. Dwikarya Reksa Abadi	-	757,557	-
from Zhiyan Lin	34,230	1,126	-
from Fuzhou Honglong Ocean Fishery Co., Ltd.	45,409,020	-	-
	$85,995,860	$15,505,265	$10,709,195

Purchase of vessel maintenance service
from PT. Avona Mina Lestari	$3,543,925	$2,981,043	$1,901,250
from PT. Dwikarya Reksa Adadi	3,385,466	-	-
	$6,929,391	$2,981,043	$1,901,250

Purchase of transportation service
from Fuzhou Honglong Ocean Fishery Co., Ltd.	$9,925,585	$-	$-
from Haifeng Dafu Enterprise Company Limited	3,331,554	4,122,861	2,118,321
from Hai Yi Shipping Limited	1,695,132	1,653,682	505,154
from Hong Fa Shipping Limited	2,550,872	3,345,589	1,016,098
from PT. Avona Mina Lestari	-	35,149	573,545
	$17,503,143	$9,157,281	$4,213,118

Purchase of Indonesia vessel agent service
from PT. Avona Mina Lestari (1)	$1,225,000	$1,042,738	$410,000
from PT. Dwikarya Reksa Abadi (1)	1,298,329	-	-
	$2,523,329	$1,042,738	$410,000

PT. Avona Mina Lestari and PT. Dwikarya Reksa Abadi act as Pingtan Fishing’s agents to apply and renew Indonesia fishing licenses and Pingtan Fishing pays the agent service fee to them.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 11 – RELATED PARTIES TRANSACTIONS (continued)

Operating lease

On July 31, 2012, Pingtan Fishing entered into a lease for office space with Ping Lin, spouse of the Company’s CEO, (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB 84,000 (approximately $14,000) are due for each year of the term. The term of the Office Lease is 3 years and expires on August 1, 2015. For the years ended December 31, 2014, 2013 and 2012, rent expense related to the Office Lease amounted approximately $13,674, $13,678 and $5,545, respectively.

Future minimum rental payments required under the Office Lease is as follows:

Year Ending December 31:	Amount
2015	$7,982

Rental and related administrative service agreement

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provides the Company a portion of use of premises located in Hong Kong as office and provides related administrative service (the “Service Agreement”). Pursuant to the Service Agreement, monthly payments of HK$298,500 (approximately $38,000) are due for each month of the term. The term of the Service Agreement is 1.5 years and expires on December 31, 2014. In December 2014, the Company renewed the Service Agreement. Pursuant to the renewed Service Agreement, the monthly payments are HK$298,500 (approximately $38,000). The term of the renewed Service Agreement is 1 years and expires on December 31, 2015. For the years ended December 31, 2014 and 2013, rent expense and corresponding administrative service charge related to the Service Agreement amounted to approximately $461,934 and $230,903, respectively.

Future minimum rental and related administrative service charge payment required under the Service Agreement is as follows:

Year ending December 31:	Amount
2015	$461,934

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 12 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the bank upon maturity. At December 31, 2014 and 2013, short-term bank loans consisted of the following:

	December 31, 2014	December 31, 2013
Loan from China Development Bank, due on July 22, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (3.137% at December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	$5,000,000	$-
Loan from China Development Bank, due on March 9, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.777% at December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	3,185,980	-
Loan from China Development Bank, due on November 24, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.777% at December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	9,500,000	-
Loan from China Development Bank, due on December 22, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.800% at December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	5,000,000	-
Loan from China Development Bank, due on December 29, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.807% at December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	5,000,000	-
Loan from Industrial and Commercial Bank of China, due on January 23, 2015 with annual interest rate of 2.200% at December 31, 2014, guaranteed by Xinrong Zhuo, subsequently repaid on January 23, 2015	1,640,693	-
Loan from Industrial and Commercial Bank of China, due on February 17, 2015 with annual interest rate of 2.000% at December 31, 2014, guaranteed by Xinrong Zhuo, subsequently repaid on February 17, 2015	1,027,217	-
Loan from Fujian Haixia Bank, due on March 21, 2014 with annual interest rate of 8.400% at December 31, 2013, guaranteed by Xinrong Zhuo and repaid on due date	-	4,955,647
Loan from Fujian Haixia Bank, due on May 8, 2014 with annual interest rate of 9.000% at December 31, 2013, guaranteed by Xinrong Zhuo and repaid on due date	-	1,651,883
Loan from Fujian Haixia Bank, due on April 22, 2014 with annual interest rate of 9.000% at December 31, 2013, guaranteed by Xinrong Zhuo and repaid on due date	-	2,477,823
	$30,353,890	$9,085,353

(1)	It refers to six-month LIBOR rate on the loan commencement date.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 12 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loan represents an amount due to a bank lasting over one year. Usually, the long-term bank loan cannot be renewed with the bank upon maturity. At December 31, 2014 and 2013, long-term bank loans consisted of the following:

	December 31, 2014	December 31, 2013
Loan from China Minsheng Bank, due on various dates until March 16, 2015 with annual interest rate of 7.741% at December 31, 2014 and 2013, collateralized by Pingtan Fishing's and Hong Long's fishing vessels and guaranteed by Xinrong Zhuo	$3,005,620	$9,143,169
Loan from China Minsheng Bank, due on various dates until March 16, 2015 with annual interest rate of 7.741% at December 31, 2014 and 2013, collateralized by Pingtan Fishing's and Hong Long's fishing vessels and guaranteed by Xinrong Zhuo	733,078	2,230,041
Loan from China Minsheng Bank, due on various dates until March 16, 2015 with annual interest rate of 7.741% at December 31, 2014 and 2013, collateralized by Pingtan Fishing's and Hong Long's fishing vessels and guaranteed by Xinrong Zhuo	1,136,271	3,456,564
Loan from Fujian Haixia Bank, due on various dates until March 22, 2015 with annual interest rate of 8.400% at December 31, 2014 and 2013, guaranteed by Xinrong Zhuo	1,629,062	3,303,764
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 6.400% at December 31, 2014 and 2013, collateralized by Hong Long's investment in equity interest of a China local bank	16,029,975	19,640,881
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 6.400% at December 31, 2014 and 2013, collateralized by Hong Long's investment in equity interest of a China local bank	586,462	718,569
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 6.400% at December 31, 2014 and 2013, collateralized by Fujian International Trading and Transportation Co., Ltd.'s investment in equity interest of a China local bank	3,078,928	3,782,810
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 6.400% at December 31, 2014 and 2013, guaranteed by Hong Long	12,413,456	15,858,070
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 6.400% at December 31, 2014 and 2013, collateralized by Fujian International Trading and Transportation Co., Ltd.'s investment in equity interest of a China local bank	374,684	462,527
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 6.400% at December 31, 2014 and 2013, collateralized by Hong Long's investment in equity interest of a China local bank	1,026,309	1,255,431
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 6.400% at December 31, 2014 and 2013, collateralized by Hong Long's investment in equity interest of a China local bank	2,622,791	2,659,531
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 6.400% at December 31, 2014 and 2013, collateralized by Pingtan Fishing's investment in equity interest of a China local bank	1,906,003	2,329,153
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 6.8775% at December 31, 2014 and 2013, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 14 fishing vessels under construction	12,951,048	9,911,294
Total long-term bank loans	$57,493,687	$74,751,804
Less: current portion	(18,868,616)	(20,252,077)
Long-term bank loans, non-current portion	$38,625,071	$54,499,727

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 12 – BANK LOANS (continued)

Long-term bank loans (continued)

The future maturities of long-term bank loans are as follows:

Due in years ending December 31,	Principal
2015	$18,868,616
2016	14,058,809
2017	15,362,059
2018	1,466,156
2019	1,547,609
Thereafter	6,190,438
$57,493,687
Less: current portion	(18,868,616)
Long-term liability	$38,625,071

The weighted average interest rate for short-term bank loans was approximately 3.6%, 8.7% and 4.8% for the years ended December 31, 2014, 2013 and 2012, respectively.

The weighted average interest rate for long-term bank loans was approximately 6.8%, 6.8% and 7.9% for the years ended December 31, 2014, 2013 and 2012, respectively.

For the years ended December 31, 2014, 2013 and 2012, interest expense related to bank loans amounted to $5,652,572, $4,396,285 and $3,421,660, respectively, of which, $836,902, $1,094,589 and $545,407 was capitalized to construction-in-progress, respectively.

NOTE 13 – ACCRUED LIABILITIES AND OTHER PAYABLES

At December 31, 2014 and 2013, accrued liabilities and other payables consisted of the following:

	December 31, 2014	December 31, 2013
Accrued salaries and related benefits	$5,164,936	$4,022,049
Accrued interest due	178,381	177,049
Accrued professional fees	11,099	201,672
Other	247,891	242,502
	$5,602,307	$4,643,272

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

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

In accordance with US GAAP, the Company accounted for the Warrants as equity instruments.

Warrants issued, terminated/forfeited, exercised and outstanding during the years ended December 31, 2014 and 2013 were as follows:

	Number of warrants	Average exercise price per share
Warrants outstanding, December 31, 2012	-	$-
Warrants granted	8,966,667	12.00
Warrants expired/terminated/forfeited	-	-
Warrants exercised	-	-
Warrants outstanding, December 31, 2013	8,966,667	12.00
Warrants granted	-	-
Warrants expired/terminated/forfeited	-	-
Warrants exercised	-	-
Warrants outstanding, December 31, 2014	8,966,667	$12.00

The following table summarizes the shares of the Company’s ordinary stock issuable upon exercise of warrants outstanding at December 31, 2014:

Warrants outstanding				Warrants exercisable
Range of exercise price	Number outstanding at December 31, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price	number exercisable at December 31, 2014	Weighted average exercise price
$12.00	8,966,667	3.2	$12.00	8,966,667	$12.00

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

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

As of December 31, 2013, the Company appropriated the required 50% of its registered capital to statutory reserve for Pingtan Fishing. Accordingly, no additional statutory reserve is required for the year ended December 31, 2014 for Pingtan Fishing.

Pingtan Guansheng, Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying had sustained losses since its establishment. Therefore, no appropriation of net profits to the statutory reserves was required.

NOTE 15 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

As of December 31, 2014 and 2013, a substantial portion of the Company’s cash included bank deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
Customer	2014	2013	2012
Fujian Xinnong Ocean Fisheries Development Co., Ltd, a related party	*	*	13%

*less than 10%

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
Supplier	2014	2013	2012
A	10%	22%	34%
B (PT Avona Mina Lestari, a related party)	*	26%	38%
C (Hong Fa Shipping Limited, a related party)	23%	23%	*
D (Hong Long, a related party)	44%	*	*

*less than 10%

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of December 31, 2014 and 2013, which have not been reflected in its consolidated financial statements.

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

We have assessed the contingent liabilities arising from the above-described guarantees and have concluded that no liabilities in respect of the guarantees were required to be recognized as of December 31, 2014 and 2013.

Equity investment commitment

On June 12, 2014, Pingtan Fishing incorporated an equity investment with two companies for the fishery processing purpose. Total registered capital of the equity investment is approximately $163 million (RMB 1 billion) and Pingtan Fishing accounted for 35% of the total ownership. Therefore, Pingtan Fishing has the obligation to contribute approximately $57 million (RMB 350 million) as the equity investment’s registered capital. As of December 31, 2014, the Pingtan Fishing has contributed approximately $16 million (RMB 98 million) as registered capital that was recorded as long-term investment on the accompanying consolidated balance sheets. Pingtan Fishing intends to use its present working capital together with bank loans to fund the project cost.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 17 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s China-based operating VIE’s and subsidiary exceed 25% of the consolidated net assets of Pingtan Marine Enterprise Ltd.

The condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

PINGTAN MARINE ENTERPRISE LTD.
Condensed Parent Company Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
Cash	$399,849	$246,684
Prepaid expenses	2,819	2,820
Other receivable	64	-
Investments in VIEs at equity	125,961,030	38,446,318
Total current assets	126,363,762	38,695,822

Other assets
Property, plant and equipment	25,289,869	26,347,285
Total assets	$151,653,631	$65,043,107

LIABILITIES AND EQUITY
Current liabilities
Accrued liabilities and other payables	$21,345	$201,672
Due to related parties	2,373,352	-
Total liabilities	2,394,697	201,672

Shareholders' equity
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at December 31, 2014 and 2013)	79,055	79,055
Additional paid-in capital	117,525,377	117,525,377
Retained earnings (accumulated deficit)	27,728,602	(57,241,553)
Accumulated other comprehensive income	3,925,900	4,478,556
Total shareholders' equity	149,258,934	64,841,435
Total liabilities and equity	$151,653,631	$65,043,107

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 17 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.

Condensed Parent Company Statements of Operations

	For the Years Ended December 31,
	2014	2013	2012
Revenues	$-	$-	$-
Cost of revenues	-	-	-
Operating expenses:
General and administrative	(1,899,368)	(2,225,543)	-
Total operating expenses	(1,899,368)	(2,225,543)	-
Loss from operations	(1,899,368)	(2,225,543)	-
Other income (expense)	82,855	117	-
Loss attributable to parent only	(1,816,513)	(2,225,426)	-
Equity income earnings of VIEs	87,577,218	101,271,882	108,774,696
Net income	$85,760,705	$99,046,456	$108,774,696

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 17 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.
Condensed Parent Company Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$85,760,705	$99,046,456	$108,774,696
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of VIEs	(87,577,218)	(101,271,882)	(108,774,696)
Changes in assets and liabilities:
Prepaid expenses	1	21,180	-
Other receivable	(33)	-	-
Accrued liabilities and other payables	(198,075)	201,654	-
Due to related parties	23,352	-	-
NET CASH USED IN OPERATING ACTIVITIES	(1,991,268)	(2,002,592)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Investment payments to VIEs	-	(1,316,079)	-
NET CASH USED IN INVESTING ACTIVITIES	-	(1,316,079)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired from VIEs	584,983	-	-
Advances from related parties	2,350,000	-	-
Payments made for dividend	(790,550)	-	-
Cash acquired in recapitalization	-	3,565,355	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,144,433	3,565,355	-

NET INCREASE IN CASH	153,165	246,684	-

CASH - beginning of year	246,684	-	-

CASH - end of year	$399,849	$246,684	$-

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 17 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

Notes to the Condensed Parent Company Financial Statements

Note 1. Basis of Preparation

The condensed financial information of the Company has been prepared using the same accounting policies as set out in the Group’s consolidated financial statements except that the Company used the equity method to account for investments in its subsidiaries and variable interest entity.

Note 2. Investments in Subsidiaries and VIEs

The Company and its subsidiaries and variable interest entities were included in the consolidated financial statements where the inter-company balances and transactions were eliminated upon consolidation. For purpose of the Company’s stand-alone financial statements, its investments in subsidiaries and variable interest entities were reported using the equity method of accounting. The Company’s share of income and losses from its subsidiaries and variable interest entities were reported as equity in earnings of subsidiaries and variable interest entities in the accompanying parent company financial statements.

Note 3. Retained Earnings

The retained earnings in the Company’s stand-alone financial statements do not represent the distributable earnings of the Group as it includes the statutory reserve of its VIEs in PRC of $6,412,892 as of December 31, 2014 and 2013.

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with our consolidated financial statements (in thousands, except share and per share data). The sum of the quarterly net income per share amounts do not necessarily equal the annual amount reported, as per share amounts are computed independently for each quarter and the annual period based on the weighted average common shares outstanding in each period. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter
2014	First	Second	Third	Fourth
Revenue	$65,583	$56,909	$54,417	$56,518
Gross profit	25,599	17,437	15,484	19,066
Net income from continuing operations	23,389	14,842	14,195	33,335
Net income from discontinued operations	0.00	0.00	0.00	0.00
Basic and diluted earnings per share from continuing operations	$0.30	$0.19	$0.18	$0.42
Basic and diluted earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.00

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

	Quarter
2013	First	Second	Third	Fourth
Revenue	$19,669	$21,362	$20,609	$61,028
Gross profit	5,016	9,613	7,632	25,423
Net income from continuing operations	4,333	7,939	5,044	29,820
Net income from discontinued operations	9,340	17,759	12,363	12,449
Basic and diluted earnings per share from continuing operations	$0.06	$0.10	$0.06	$0.38
Basic and diluted earnings per share from discontinued operations	$0.12	$0.22	$0.16	$0.16

NOTE 19 – SUBSEQUENT EVENTS

On January 15, 2015, Pingtan Fishing has withdrew purchase agreements with third parties property developers for three commercial retail spaces in China entered during 2014 and related prepayments of $22,488,003 were refunded in full.

On January 13, 2015, the Company’s Board of Directors declared a cash dividend of $0.01 per share to the Company’s common stock shareholders of record on January 15, 2015.

On January 23, and February 17, 2015, Pingtan Fishing has repaid short term bank loan of $1,640,693 and $1,027,217 respectively, to Industrial and Commercial Bank of China in accordance with loan repayment schedules.

On January 27, 2015, Fujian Heyue Marine Fishing Development Co., Ltd. (“Fujian Heyue”) was incorporated in the PRC with registered share capital of RMB10 million as a wholly-owned subsidiary of Pingtan Guansheng.

On February 9, 2015, the Company terminated its existing VIE agreements, pursuant to an Agreement of Termination dated February 9, 2015, entered into by and among Ms. Honghong Zhuo, Mr. Zhiyang Lin (each a shareholder of Pingtan Fishing, together the “Shareholders”), Pingtan Fishing and Pingtan Guansheng.

On February 9, 2015, the Shareholders transferred 100% of their equity interest in Pingtan Fishing to Fujian Heyue, pursuant to an Equity Transfer Agreement dated February 9, 2015, entered into by and among the Shareholders, Pingtan Fishing and Fujian Heyue.

On February 15, 2015, China Agriculture Industry Development Fund Co., Ltd. (“China Agriculture”) invested RMB 400 million (approximately $65 million) into Pingtan Fishing for an 8% equity interest in Pingtan Fishing. After the restructuring, Pingtan Fishing and its entities become the 92% equity owned subsidiaries of the Company and will be consolidated in the consolidated financial statements of the Company with 8% minority interest.

