Form 10-Q
period 2015-03-31
Pingtan Marine Enterprise Ltd.
filed 2015-05-11
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary stock, as of the latest practicable date. As of May 11, 2015, the outstanding number of shares of the registrant’s ordinary stock, par value $0.001 per share, was 79,055,053.

PINGTAN MARINE ENTERPRISE LTD.

FORM 10-Q

March 31, 2015

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2015, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART 1 - FINANCIAL INFORMATION

Item 1.          Financial Statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN U.S. DOLLARS)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$67,379,943	$12,752,272
Accounts receivable, net of allowance for doubtful accounts	30,197,115	49,999,712
Inventories	4,883,958	12,123,405
Prepaid expenses	19,723	32,913
Prepaid expenses - related parties	17,539,794	7,319,975
Deferred expenses - related parties	559,615	1,029,114
Other receivables	3,483	22,656,232
Other receivables – related parties	13,586,289	-

Total Current Assets	134,169,920	105,913,623

OTHER ASSETS:
Cost method investment	3,437,495	3,421,031
Equity method investment	56,960,841	15,964,812
Prepayment for long-term assets	13,816,274	13,750,102
Property, plant and equipment, net	108,624,354	109,980,617

Total Other Assets	182,838,964	143,116,562

Total Assets	$317,008,884	$249,030,185

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,310,466	$1,181,977
Accounts payable - related parties	296,102	2,601,314
Advances from customers	9,348	164,724
Short-term bank loans	31,500,000	30,353,890
Long-term bank loans - current portion	12,424,089	18,868,616
Accrued liabilities and other payables	6,424,788	5,602,307
Due to related parties	3,473,355	2,373,352

Total Current Liabilities	55,438,148	61,146,180

OTHER LIABILITIES:
Long-term bank loans - non-current portion	38,810,954	38,625,071

Total Liabilities	94,249,102	99,771,251

SHAREHOLDERS' EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at March 31, 2015 and December 31, 2014)	79,055	79,055
Additional paid-in capital	167,217,936	117,525,377
Retained earnings	28,748,406	21,315,710
Statutory reserve	6,412,892	6,412,892
Accumulated other comprehensive income	4,206,844	3,925,900
Total equity attributable to owners of the company	206,665,133	149,258,934
Non-controlling interest	16,094,649	-

Total Shareholders' Equity	222,759,782	149,258,934

Total Liabilities and Shareholders' Equity	$317,008,884	$249,030,185

See notes to unaudited condensed consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN U.S. DOLLARS)

	For the Three Months Ended March 31,
	2015	2014

REVENUE	$28,732,824	$65,582,952

COST OF REVENUE	17,266,289	39,983,490

GROSS PROFIT	11,466,535	25,599,462

OPERATING EXPENSES:
Selling	705,520	670,951
General and administrative	1,444,214	780,271

Total Operating Expenses	2,149,734	1,451,222

INCOME FROM OPERATIONS	9,316,801	24,148,240

OTHER INCOME (EXPENSE):
Interest income	19,232	3,425
Interest expense	(953,644)	(1,132,423)
Foreign currency transaction gain (loss)	37,381	(154,784)
Grant income	-	524,421
Loss on equity method investment	(3,345)	-
Other expense	(163)	(163)

Total Other Income (Expense), net	(900,539)	(759,524)

INCOME BEFORE INCOME TAXES	8,416,262	23,388,716

INCOME TAXES	-	-

NET INCOME	$8,416,262	$23,388,716

LESS: NET INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	193,015	-

NET INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$8,223,247	$23,388,716

COMPREHENSIVE INCOME:
NET INCOME	8,416,262	23,388,716
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized foreign currency translation gain (loss)	646,756	(1,299,601)
COMPREHENSIVE INCOME	$9,063,018	$22,089,115
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	387,343	-
COMPREHENSIVE INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$8,675,675	$22,089,115

NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$0.10	$0.30

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053

See notes to unaudited condensed consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(IN U.S. DOLLARS)

	Pingtan Marine Enterprise Ltd. shareholders' equity
	Ordinary Shares		Additional			Accumulated Other		Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	Non-controlling	Shareholders'
	Shares	Amount	Capital	Earnings	Reserve	Income	Interest	Equity

Balance, December 31, 2014	79,055,053	$79,055	$117,525,377	$21,315,710	$6,412,892	$3,925,900	$-	$149,258,934

Non-controlling interest contribution	-	-	49,692,559	-	-	(171,484)	15,707,306	65,228,381

Net income	-	-	-	8,223,247	-	-	193,015	8,416,262

Dividend declared	-	-	-	(790,551)	-	-	-	(790,551)

Foreign currency translation adjustment	-	-	-	-	-	452,428	194,328	646,756

Balance, March 31, 2015 (Unaudited)	79,055,053	$79,055	$167,217,936	$28,748,406	$6,412,892	$4,206,844	$16,094,649	$222,759,782

See notes to unaudited condensed consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN U.S. DOLLARS)

	For the Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,416,262	$23,388,716
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	1,528,756	1,328,129
Increase in allowance for doubtful accounts	160,765	-
Loss on equity method investment	3,345	-
Changes in operating assets and liabilities:
Accounts receivable	19,795,236	(7,802,740)
Inventories	7,266,034	(2,969,237)
Prepaid expenses	13,289	2,347,060
Prepaid expenses - related parties	(10,140,274)	-
Deferred expenses - related parties	472,387	-
Other receivables	164,836	(155,541)
Advances to suppliers	-	(81,546)
Accounts payable	122,267	365,972
Accounts payable - related parties	(2,307,645)	(4,930,343)
Advances from customers	(155,489)	(292,855)
Accrued liabilities and other payables	792,197	(743,844)
Due to related parties	3	23,352

NET CASH PROVIDED BY OPERATING ACTIVITIES	26,131,969	10,477,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Refunds from commercial retail space prepayments	22,497,898	-
Purchase of property, plant and equipment	(16,361)	(380,339)
Refunds from fixed assets deposits	-	1,901,560
Payments for equity method investment	(40,744,483)	-

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(18,262,946)	1,521,221

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	7,153,729	8,636,605
Repayments of short-term bank loans	(6,158,048)	(6,722,024)
Proceeds from long-term bank loans	-	3,745,867
Repayments of long-term bank loans	(6,506,894)	-
Advances from related parties	1,100,000	650,000
Payments made for dividend	(790,551)	-
Capital contribution from non-controlling interest	65,191,173	-
Payments made to related parties in connection with the termination of VIE	(13,527,168)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	46,462,241	6,310,448

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	296,407	(427,669)

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,627,671	17,881,123

CASH AND CASH EQUIVALENTS - beginning of period	12,752,272	8,156,599

CASH AND CASH EQUIVALENTS - end of period	$67,379,943	$26,037,722

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$939,951	$1,481,812
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$-	$9,841,190

See notes to unaudited condensed consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2015

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

In order to place increased focus on fishing business and pursue more effective growth opportunities, the Company decided to exit and sell the specialized dredging services operated by China Dredging, and the Company completed the sale of CDGC and its subsidiaries on December 4, 2013.

On February 9, 2015, the Company terminated its existing VIE agreements, pursuant to an Agreement of Termination dated February 9, 2015, entered into by and among Ms. Honghong Zhuo, Mr. Zhiyan Lin (each a shareholder of Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd (“Pingtan Fishing”), together the “Pingtan Fishing’s Shareholders”), Pingtan Fishing and Pingtan Guansheng Ocean Fishing Co., Ltd. ("Pingtan Guansheng"). On February 9, 2015, the Pingtan Fishing’s Shareholders transferred 100% of their equity interest in Pingtan Fishing to Fujian Heyue Marine Fishing Development Co., Ltd. (“Fujian Heyue”), pursuant to an Equity Transfer Agreement dated February 9, 2015, entered into by and among the Pingtan Fishing’s Shareholders, Pingtan Fishing and Fujian Heyue. On February 15, 2015, China Agriculture Industry Development Fund Co., Ltd. (“China Agriculture”) invested RMB 400 million (approximately $65 million) into Pingtan Fishing for an 8% equity interest in Pingtan Fishing. After the restructuring transactions described above, Pingtan Fishing and its entities became the 92% equity-owned subsidiaries of the company and was no longer a VIE.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2015

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of March 31, 2015 are as follows:

Name of subsidiaries	Place and date of incorporation	Percentage of ownership	Principal activities
Merchant Supreme Co., Ltd. (Merchant Supreme”)	BVI, June 25, 2012	100% held by PME	Intermediate holding company

Prime Cheer Corporation Ltd. ("Prime Cheer")	Hong Kong, May 3, 2012	100% held by Merchant Supreme	Intermediate holding company

Pingtan Guansheng Ocean Fishing Co., Ltd. ("Pingtan Guansheng")	PRC, October 12, 2012	100% held by Prime Cheer	Intermediate holding company

Fujian Heyue Marine Fishing Development Co., Ltd. (“Fujian Heyue”)	PRC, January 27, 2015	100% held by Pingtan Guansheng	Intermediate holding company

Fujian Provincial Pingtan County Fishing Group Co., Ltd. (“Pingtan Fishing”)	PRC, February 27, 1998	92% held by Fujian Heyue	Oceanic fishing

Pingtan Dingxin Fishing Information Consulting Co., Ltd. (“Pingtan Dingxin”)	PRC, October 23, 2012	100% held by Pingtan Fishing	Dormant

Pingtan Duoying Fishing Information Consulting Co., Ltd. (“Pingtan Duoying”)	PRC, October 23, 2012	100% held by Pingtan Fishing	Dormant

Pingtan Ruiying Fishing Information Consulting Co., Ltd. (“Pingtan Ruiying”)	PRC, October 23, 2012	100% held by Pingtan Fishing	Dormant

Fujian Heyue, through its People’s Republic of China (“PRC”) subsidiary, Pingtan Fishing, engages in ocean fishery with its owned and licensed vessels within Indian EEZ and Arafura Sea of Indonesia. Pingtan Fishing is ranked highly as one of the leading private (not state-owned) supplier and trader of oceanic aquatic products in China.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These interim condensed consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the unaudited condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 10, 2015.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2015 and 2014 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in China and Hong Kong and none of these deposits are covered by insurance. At March 31, 2015 and December 31, 2014, cash balances in China are $67,169,945 and $12,486,630, respectively, and cash balances in Hong Kong are $209,998 and $265,642, respectively, are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, inventories, prepaid expenses, prepaid expenses – related parties, deferred expenses – related parties, other receivables, accounts payable, accounts payable – related parties, advances from customers, bank loans, accrued liabilities and other payables and due to related parties approximate their fair market value based on the short-term maturity of these instruments. As of March 31, 2015, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term bank borrowings that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of March 31, 2015. The Company does not have any level 3 financial instruments.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At March 31, 2015 and December 31, 2014, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $1,341,240 and $1,174,121, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company did not record any inventory reserve at March 31, 2015 and December 31, 2014.

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

The estimated useful lives of the assets are as follows:

Estimated useful life
Fishing vessels	10 - 20 Years
Fishing vessels pursuant to capital lease - related party	25 Years
Vehicles	5 Years
Office and other equipment	3 - 5 Years

Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $0 and $378,087 for the three months ended March 31, 2015 and 2014, respectively, in the fishing vessels under construction.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charge for the three months ended March 31, 2015 and 2014.

Advances from customers

Advances from customers at March 31, 2015 and December 31, 2014 amounted to $9,348 and $164,724, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped or delivered. The Company will recognize the deposits as revenue as customers take delivery of the goods and the purchase price is fixed and collectability is reasonably assured in accordance with the Company’s revenue recognition policy.

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

Deferred grant income

Deferred grant income represents grant collected but not earned as of the report date. This is primarily composed of receipts of the government grants to construct new fishing vessels. Upon the completion of the construction of the fishing vessels, the grant is deducted from the cost of the fishing vessels. At March 31, 2015 and December 31, 2014, the Company did not record any deferred grant income.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company is not incorporated nor does it engage in any trade or business in the United States and is not subject to United States federal income taxes. The Company did not derive any significant amount of income subject to such taxes after completion of the Share Exchange and accordingly, no relevant tax provision is made in the accompanying unaudited condensed consolidated statements of income and comprehensive income.

The Company's subsidiary, Pingtan Fishing, is a qualified ocean fishing enterprise certified by the Ministry of Agriculture of the PRC. The qualification is renewed on April 1 each year. Pingtan Fishing is exempt from income tax derived from its ocean fishing operations in the periods it processes a valid Ocean Fishing Enterprise Qualification Certificate issued by the Ministry of Agriculture of the PRC.

The new China’s Enterprise Income Tax Law (“EIT Law”) also provides that an enterprise established under the laws of foreign countries or regions but whose “de facto management body” is located in the PRC be treated as a resident enterprise for PRC tax purposes and consequently be subject to the PRC income tax at the rate of 25% for its worldwide income. The Implementing Rules of the new EIT Law merely defines the location of the “de facto management body” as “the place where the exercising, in substance, of the overall management and control of the production and business operation, personnel, accounting, properties, etc., of a non-PRC company is located.” On April 22, 2009, the PRC State Administration of Taxation further issued a notice entitled “Notice Regarding Recognizing Offshore-Established Enterprises Controlled by PRC Shareholders as Resident Enterprises Based on Their Place of Effective Management.” Under this notice, a foreign company controlled by a PRC company or a group of PRC companies shall be deemed as a PRC resident enterprise if (i) the senior management and the core management departments in charge of its daily operations mainly function in the PRC; (ii) its financial decisions and human resource decisions are subject to decisions or approvals of persons or institutions in the PRC; (iii) its major assets, accounting books, company seals, minutes and files of board meetings and shareholders’ meetings are located or kept in the PRC; and (iv) more than half of the directors or senior management personnel with voting rights reside in the PRC. Based on a review of surrounding facts and circumstances, the company does not believe that it is likely that its operations outside of the PRC should be considered a resident enterprise for PRC tax purposes. However, due to limited guidance and implementation history of the new EIT Law, should the Company be treated as a resident enterprise for PRC tax purposes, the Company will be subject to PRC tax on worldwide income at a uniform tax rate of 25% retroactive to May 3, 2012.

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

The Company has not recorded deferred income taxes applicable to undistributed earnings of the subsidiaries located in the PRC because it is the present intention of management to reinvest the undistributed earnings indefinitely in PRC. The cumulative undistributed earnings from PRC subsidiaries amounted to approximately $180.7 million and $172.9 million as of March 31, 2015 and December 31, 2014, respectively, which are included in consolidated retained earnings. Generally, such earnings become subject to the PRC tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of March 31, 2015 and December 31, 2014, there were no amounts that had been accrued with respect to uncertain tax positions.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and handling costs

Shipping and handling costs are included in selling expense and totaled $159,341 and $213,925 for the three months ended March 31, 2015 and 2014, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $254,317 and $291,804 for the three months ended March 31, 2015 and 2014, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expense on the accompanying consolidated statements of income and comprehensive income and totaled $65,191 and $0 for the three months ended March 31, 2015 and 2014, respectively.

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expense. The Company did not incur any research and development costs during the three months ended March 31, 2015 and 2014.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing is the Chinese Renminbi (“RMB”). For the subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2015 and 2014 was $296,407 and $(427,669), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

The foreign currency exchange rates were obtained from www.oanda.com. Asset and liability accounts at March 31, 2015 and December 31, 2014 were translated at 6.1091 RMB to $1.00 and at 6.1385 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income and comprehensive income for the three months ended March 31, 2015 and 2014 were 6.1358 RMB and 6.1401 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	Three Months Ended March 31,
	2015	2014
Net income available to Pingtan Marine Enterprise Ltd. ordinary stockholders for basic and diluted net income per share of ordinary stock	$8,223,247	$23,388,716

Weighted average ordinary stock outstanding– basic and diluted	79,055,053	79,055,053
Net income per ordinary share - basic and diluted	$0.10	$0.30

At March 31, 2015 and 2014, the warrants to purchase 8,966,667 shares of ordinary stock have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

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

Comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2015 and 2014 included net income and unrealized loss from foreign currency translation adjustments.

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

(IN U.S. DOLLARS)
MARCH 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2015 and December 31, 2014. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the PRC and Hong Kong, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

According to the sale agreement signed on December 4, 2013, the Company does not own 20 fishing vessels but has the leased operating rights to operate these vessels which are owned by a related company, Fuzhou Honglong Ocean Fishery Co., Ltd (“Hong Long”) and the Company is entitled to 100% of net profit (loss) of the vessels. The Company has latitude in establishing price and discretion in supplier selection. There were no economic risks associated with the leased operating rights but the Company may need to bear the operation risks and credit risks as aforementioned.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

NOTE 3 – ACCOUNTS RECEIVABLE

At March 31, 2015 and December 31, 2014, accounts receivable consisted of the following:

	March 31, 2015	December 31, 2014
Accounts receivable	$31,538,355	$51,173,833
Less: allowance for doubtful accounts	(1,341,240)	(1,174,121)
	$30,197,115	$49,999,712

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance.

NOTE 4 - INVENTORIES

At March 31, 2015 and December 31, 2014, inventories consisted of the following:

	March 31, 2015	December 31, 2014
Frozen fish and marine catches in warehouse	$4,883,958	$11,557,898
Frozen fish and marine catches in transit	-	565,507
Less: reserve for obsolete inventories	-	-
	$4,883,958	$12,123,405

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company did not record any inventory reserve at March 31, 2015 and December 31, 2014.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2015

NOTE 5 – OTHER RECEIVABLES

At March 31, 2015 and December 31, 2014, other receivables consisted of the following:

	March 31, 2015	December 31, 2014
Deposit for tax exemption application for import of fishing vessel equipment	$-	$165,187
Prepayments for acquisition of commercial retail space	-	22,488,003
Other	3,483	3,042
	$3,483	$22,656,232

In June 2014, Pingtan Fishing entered into three commercial retail space purchase agreements with third parties property developers in order to purchase retail space located in Hubei and Anhui provinces, China. As of December 31, 2014, Pingtan Fishing made total payments of $22,488,003. The Company planned to use these commercial retail spaces for market expansion in the fishery product markets in central and western areas of PRC in order to capture more sales directly to final customers. In January 2015, the purchase agreements were withdrawn and the prepayments were refunded in full to Pingtan Fishing.

NOTE 6 – COST METHOD INVESTMENT

At March 31, 2015 and December 31, 2014, cost method investment amounted to $3,437,495 and $3,421,031, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.4 million) to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8 % investment in the total equity investment of the bank as of March 31, 2015 and December 31, 2014. These shares were as collateral for the Company’s long term loan amounting to $1.9 million and $2.3 million at March 31, 2015 and December 31, 2014, respectively.

In according to ASC 325, Pingtan Fishing uses the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank. Long-term investment for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of March 31, 2015 and December 31, 2014.

NOTE 7 – EQUITY METHOD INVESTMENT

At March 31, 2015 and December 31, 2014, equity method investment amounted to $56,960,841 and $15,964,812, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean Fishing (Pingtan) Industrial Limited (the “Global Deep Ocean”). On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. Pingtan Fishing and the other investing companies accounted for 35% and 65% of the total ownership, respectively. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $161.2 million) and Pingtan Fishing needs to contribute RMB 350 million (approximately $57.3 million). As of March 31, 2015, Pingtan Fishing has contributed RMB 348 million (approximately $57.0 million). No company holds 50% or more of the total shares. Global Deep Ocean will process, cold storage, and transport deep ocean fishing products.

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three months ended March 31, 2015, the Company’s share of Global Deep Ocean’s net loss was $3,345, which was included in loss on equity method investment in the accompanying unaudited condensed consolidated statements of income and comprehensive income.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2015

NOTE 8 – PREPAYMENT FOR LONG-TERM ASSETS

At March 31, 2015 and December 31, 2014, prepayment for long-term assets consisted of the following:

	March 31, 2015	December 31, 2014
Payment for fishing vessels construction	$13,816,274	$13,750,102
	$13,816,274	$13,750,102

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

At March 31, 2015 and December 31, 2014, property, plant and equipment consisted of the following:

	Useful life	March 31, 2015	December 31, 2014
Fishing vessels	10 - 20 Years	$72,083,331	$71,960,318
Fishing vessels pursuant to capital lease – related party	25 Years	26,435,403	26,435,403
Vehicle	5 Years	137,933	137,273
Office and other equipment	3 – 5 Years	1,275,197	1,269,089
Fishing vessels under construction	-	19,449,393	19,356,241
		119,381,257	119,158,324
Less: accumulated depreciation		(10,756,903)	(9,177,707)
		$108,624,354	$109,980,617

For the three months ended March 31, 2015 and 2014, depreciation expense amounted to $1,528,756 and $1,328,129, respectively, of which $1,521,738 and $1,320,929, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

The vessels under construction are not subject to depreciation. Upon completion of the construction, fishing vessel under construction balances will be classified to fishing vessels.

At March 31, 2015 and December 31, 2014, the Company had 27 and 43 fishing vessels with net carrying amount of approximately $25.8 million and $37.5 million, respectively, pledged as collateral for its bank loans and bank loans of a related party. The bank loans of the related party were in the amount of approximately $16.9 million and $16.8 million at March 31, 2015 and December 31, 2014, respectively, and repaid in full in April 2015.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2015

NOTE 10 – RELATED PARTIES TRANSACTIONS

Prepaid expenses – related parties

At March 31, 2015 and December 31, 2014, prepaid expenses – related parties consisted of the following:

	March 31, 2015	December 31, 2014
Prepaid fuel cost to PT. Avona Mina Lestari (1)	$2,359,569	$1,632,352
Prepaid fuel cost to Hai Yi Shipping Limited (2)	5,385,643	2,070,023
Prepaid fuel cost to Haifeng Dafu Enterprise Company Limited (3)	872,984	399,735
Prepaid fuel cost to Hong Fa Shipping Limited (4)	7,546,106	1,854,131
Prepaid fuel cost to PT. Dwikarya Reksa Abadi (5)	1,375,492	1,363,734
	$17,539,794	$7,319,975

(1)	PT. Avona Mina Lestari is an affiliate company controlled by Xinrong Zhuo family.
(2)	Hai Yi Shipping Limited is an affiliate company ultimately controlled by Xinrong Zhuo, CEO of the Company.
(3)	Haifeng Dafu Enterprise Company Limited is an affiliate company ultimately controlled by Xinrong Zhuo, CEO of the Company.
(4)	Hong Fa Shipping Limited is an affiliate company owned by Xinrong Zhuo, CEO of the Company.
(5)	PT Dwikarya Reksa Abadi is an affiliated company controlled by Xinrong Zhuo family.

Deferred expenses – related parties

At March 31, 2015 and December 31, 2014, deferred expenses – related parties consisted of the following:

	March 31, 2015	December 31, 2014
Prepaid fishing licenses application fees to PT. Avona Mina Lestari	$442,788	$764,787
Prepaid fishing licenses application fees to Hong Long (1)	116,827	264,327
	$559,615	$1,029,114

(1)	Hong Long is an affiliate company majority owned and controlled by Ping Lin, spouse of the Company’s CEO.

PT. Avona Mina Lestari and Hong Long act as agents to apply fishing licenses for the Company and pay the related fishing licenses application fees on behalf of the Company. Therefore, the Company either prepays or reimburses them for fishing licenses application fees paid on behalf of the Company.

Other receivable – related parties

At March 31, 2015 and December 31, 2014, other receivable – related parties consisted of the following:

	March 31, 2015	December 31, 2014
Advance to Zhiyan Lin	$4,075,887	$-
Advance to Honghong Zhuo	9,510,402	-
	$13,586,289	$-

In connection with the termination of VIE structure and to comply with PRC regulation, the Company paid USD 13,586,289 (RMB 83 million) in total, which is Pingtan Fishing’s registered capital, to Pingtan Fishing’s Shareholders to transfer their 100% of equity interest of Pingtan Fishing to Fujian Heyue, the Company’s subsidiary pursuant to the Equity Transfer Agreement dated February 9, 2015. Those payments are deemed to be short term advances in nature with no interest bearing and receivable upon demand in a year.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2015

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Accounts payable - related parties

At March 31, 2015 and December 31, 2014, accounts payable - related parties consisted of the following:

Name of related parties	March 31, 2015	December 31, 2014
PT. Avona Mina Lestari	$157,147	$-
Hong Long	138,955	2,601,314
	$296,102	$2,601,314

These accounts payable – related parties amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

Due to related parties

At March 31, 2015 and December 31, 2014, the due to related parties consisted of the following:

	March 31, 2015	December 31, 2014
Advance from Hong Fa Shipping Limited	$1,000,000	$1,000,000
Advance from Xinrong Zhuo, Chief Executive Officer	2,450,000	1,350,000
Accrued compensation for Xinrong Zhuo	3,355	3,352
Accrued compensation for Roy Yu, Chief Financial Officer	20,000	20,000
	$3,473,355	$2,373,352

These advances are short-term in nature, non-interest bearing, unsecured and payable on demand.

Purchases from related parties

During the three months ended March 31, 2015 and 2014, purchases from related parties were as follows:

	Three Months Ended March 31,
	2015	2014
Purchase of fuel, fishing nets and other on board consumables
from Hong Fa Shipping Limited	$3,055,897	$16,239,640
Purchase of vessel maintenance service
from PT. Avona Mina Lestari	-	1,087,289
from PT. Dwikarya Reksa Adadi	-	1,210,408
	-	2,297,697
Purchase of transportation service
From Fuzhou Honglong Ocean Fishery Co., Ltd.	168,520	889,692
from Haifeng Dafu Enterprise Company Limited	-	1,377,052
from Hai Yi Shipping Limited	-	590,223
from Hong Fa Shipping Limited	-	965,698
	168,520	3,822,665
Purchase of Indonesia vessel agent service
from PT. Avona Mina Lestari (1)	-	373,032
from PT. Dwikarya Reksa Abadi (1)	-	328,262
	$-	$701,294

(1)	PT. Avona Mina Lestari and PT. Dwikarya Reksa Abadi act as Pingtan Fishing’s agents to apply and renew Indonesia fishing licenses and Pingtan Fishing pays the agent service fees to them.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2015

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Operating lease

On July 31, 2012, Pingtan Fishing entered into a lease for office space with Ping Lin, spouse of the Company’s CEO, (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB 84,000 (approximately $14,000) are due for each year of the term. The term of the Office Lease is 3 years and expires on August 1, 2015. For the three months ended March 31, 2015 and 2014, rent expense related to the Office Lease amounted $3,423 and $3,420, respectively.

Future minimum rental payments required under the Office Lease is as follows:

Twelve-month period Ending March 31:	Amount
2016	$4,563

Rental and related administrative service agreement

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office and provided related administrative service (the “Service Agreement”). Pursuant to the Service Agreement, monthly payments of HK$298,500 (approximately $38,000) were due for each month of the term. The term of the Service Agreement was 1.5 years and expired on December 31, 2014. In December 2014, the Company renewed the Service Agreement. Pursuant to the renewed Service Agreement, the monthly payments are HK$298,500 (approximately $38,000). The term of the renewed Service Agreement is 1 years and expires on December 31, 2015. For the three months ended March 31, 2015 and 2014, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $115,602 and $115,391, respectively.

Future minimum rental and related administrative service charge payment required under the Service Agreement is as follows:

Twelve-month period Ending March 31:	Amount
2016	$346,457

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2015

NOTE 11 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. At March 31, 2015 and December 31, 2014, short-term bank loans consisted of the following:

	March 31, 2015	December 31, 2014
Loan from China Development Bank, due on July 22, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (3.1374% at March 31, 2015 and December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	$5,000,000	$5,000,000

Loan from China Development Bank, due on March 9, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.777% at December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke and repaid on due date	-	3,185,980

Loan from China Development Bank, due on November 24, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.777% at March 31, 2015 and December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	9,500,000	9,500,000

Loan from China Development Bank, due on December 22, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.800% at March 31, 2015 and December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	5,000,000	5,000,000

Loan from China Development Bank, due on December 29, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.8074% at March 31, 2015 and December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	5,000,000	5,000,000

Loan from Industrial and Commercial Bank of China, due on January 23, 2015 with annual interest rate of 2.200% at December 31, 2014, guaranteed by Xinrong Zhuo, and repaid on due date	-	1,640,693

Loan from Industrial and Commercial Bank of China, due on February 17, 2015 with annual interest rate of 2.000% at December 31, 2014, guaranteed by Xinrong Zhuo, and repaid on due date	-	1,027,217

Loan from China Development Bank, due on February 11, 2016 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.927% at March 31, 2015), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	7,000,000	-
	$31,500,000	$30,353,890

(1)	Represents six-month LIBOR rate on the loan commencement date.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2015

NOTE 11 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. At March 31, 2015 and December 31, 2014, long-term bank loans consisted of the following:

	March 31, 2015	December 31, 2014
Loan from China Minsheng Bank, due on various dates until March 16, 2015 with annual interest rate of 7.741% at December 31, 2014, collateralized by Pingtan Fishing's and Hong Long's fishing vessels and guaranteed by Xinrong Zhuo and repaid on various scheduled due dates	$-	$4,874,969

Loan from Fujian Haixia Bank, due on various dates until March 22, 2015 with annual interest rate of 8.400% at December 31, 2014, guaranteed by Xinrong Zhuo and repaid on various scheduled due dates	-	1,629,062

Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 6.400% at March 31, 2015 and December 31, 2014, collateralized by Hong Long's investment in equity interest of a China local bank	20,363,065	20,265,537

Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 6.400% at March 31, 2015 and December 31, 2014, collateralized by Fujian International Trading and Transportation Co., Ltd.'s investment in equity interest of a China local bank	3,470,233	3,453,612

Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 6.400% at March 31, 2015 and December 31, 2014, guaranteed by Hong Long	12,473,196	12,413,456

Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 6.400% at March 31, 2015 and December 31, 2014, collateralized by Pingtan Fishing's investment in equity interest of a China local bank	1,915,176	1,906,003

Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 6.8775% at March 31, 2015 and December 31, 2014, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 14 fishing vessels under construction	13,013,373	12,951,048
Total long-term bank loans	$51,235,043	$57,493,687
Less: current portion	(12,424,089)	(18,868,616)
Long-term bank loans, non-current portion	$38,810,954	$38,625,071

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2015

NOTE 11 – BANK LOANS (continued)

Long-term bank loans (continued)

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending March 31,	Principal
2016	$12,424,089
2017	14,126,467
2018	15,435,989
2019	1,473,212
2020	1,555,057
Thereafter	6,220,229
$51,235,043
Less: current portion	(12,424,089)
Long-term liability	$38,810,954

The weighted average interest rate for short-term bank loans was approximately 2.8% and 2.2% for the three months ended March 31, 2015 and 2014, respectively.

The weighted average interest rate for long-term bank loans was approximately 6.5% and 6.9% for the three months ended March 31, 2015 and 2014, respectively.

For the three months ended March 31, 2015 and 2014, interest expense related to bank loans amounted to $953,644 and $1,510,510, respectively, of which, $0 and $378,087 was capitalized to construction-in-progress, respectively.

NOTE 12 – ACCRUED LIABILITIES AND OTHER PAYABLES

At March 31, 2015 and December 31, 2014, accrued liabilities and other payables consisted of the following:

	March 31, 2015	December 31, 2014
Accrued salaries and related benefits	$5,953,557	$5,164,936
Accrued interest due	192,992	178,381
Accrued professional fees	21,200	11,099
Other	257,039	247,891
	$6,424,788	$5,602,307

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2015

NOTE 13 – SHAREHOLDERS’ EQUITY

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

There were no stock warrants issued, terminated/forfeited, exercised during the three months ended March 31, 2015.

The following table summarizes the shares of the Company’s ordinary stock issuable upon exercise of warrants outstanding and exercisable at March 31, 2015:

Warrants outstanding				Warrants exercisable
Range of exercise price	Number outstanding at March 31, 2015	Weighted average remaining contractual life (years)	Weighted average exercise price	number exercisable at March 31, 2015	Weighted average exercise price
$12.00	8,966,667	2.9	$12.00	8,966,667	$12.00

Statutory reserve

Pingtan Guansheng, Fujian Heyue, Pingtan Fishing, Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying operate in the PRC, are required to reserve 10% of their net profits after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year. The statutory reserves of the Company represent the statutory reserves of the above-mentioned companies as required under the PRC law.

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

The Company will appropriate the required statutory reserve for year 2015 for Pingtan Fishing and Fujian Heyue at the end of year 2015.

Pingtan Guansheng, Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying had sustained losses since their establishments. Therefore, no appropriation of net profits to the statutory reserves was required.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2015

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At March 31, 2015 and December 31, 2014, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
Customer	2015	2014
A	10%	*

*less than 10%

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
Supplier	2015	2014
A	*	19%
B (PT Avona Mina Lestari, a related party)	17%	*
C (Hong Fa Shipping Limited, a related party)	56%	21%
D (Hong Long, a related party)	*	45%

*less than 10%

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of March 31, 2015 and December 31, 2014, which have not been reflected in its consolidated financial statements.

Operating lease

See note 10 for related party operating lease commitment.

Rental payment and related administrative service charge

See note 10 for related party rental and related administrative service agreement commitment.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2015

NOTE 15 – COMMITMENTS AND CONTINGENCIES (continued)

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

Equity investment commitment

On June 12, 2014, Pingtan Fishing incorporated an equity investment with two companies for the fishery processing purpose. Total registered capital of the equity investment is approximately $163 million (RMB 1 billion) and Pingtan Fishing accounted for 35% of the total ownership. Therefore, Pingtan Fishing has the obligation to contribute approximately $57.3 million (RMB 350 million) as the equity investment’s registered capital. As of March 31, 2015, the Pingtan Fishing has contributed approximately $57.0 million (RMB 348 million) as registered capital that was recorded as equity method investment on the accompanying consolidated balance sheets. Pingtan Fishing intends to use its present working capital together with bank loans to fund the project cost.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Pingtan Marine Enterprise Ltd. for the three months ended March 31, 2015 and 2014 should be read in conjunction with the Pingtan Marine Enterprise Ltd. unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 10, 2015. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

References to the “Company,” “us” or “we” refer to Pingtan Marine Enterprise Ltd.

Overview

We are a marine enterprises group primarily engaging in ocean fishing through our PRC operating subsidiary, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd., or Pingtan Fishing. We harvest a variety of fish species with many of our-owned or licensed vessels operating within the Indian Exclusive Economic Zone and the Arafura Sea of Indonesia. We provide high quality seafood to a diverse group of customers including distributors, restaurant owners and exporters in the PRC.

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

As of March 31, 2015, we own 107 trawlers and 2 drifters and have exclusive operating license rights to 20 drifters. We are the second largest China based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 14 years. These vessels are fully licensed to fish in Indonesian or Indian waters. Among the 129 fishing vessels, 117 of these vessels are operating in the Arafura Sea in Indonesia, and the remaining 12 vessels are operating in the Bay of Bengal in India.

Currently we catch nearly 30 different species of fish including ribbon fish, Indian white shrimp, croaker fish, pomfret, Spanish mackerel, conger eel, squid and red snapper. All of our catch is shipped back to China. Our fishing vessels transport frozen catch to a cold storage warehouse at nearby onshore fishing bases. We then arrange periodic chartered transportation ships to deliver frozen stocks to its nine cold storage warehouses located in one of China’s largest seafood trading centers, Mawei Seafood Market in Fujian Province.

We derive our revenue primarily from the sales of frozen seafood products. We sell our products directly to customers including distributors, restaurant owners and exporters, and most of our customers have long-term and trustworthy cooperative relationship with us. Our existing customers also introduce new customers to us from time to time. Our operating results are subject to seasonal variations. Harvest volume is the highest in the fourth quarter of the year and harvest volumes in the second and third quarters are relatively low due to the spawn season of certain fish species, including ribbon fish, cuttlefish, pomfret, and calamari. Based on past experiences, demand for seafood products is the highest from December to January during Chinese New Year. We believe that our profitability and growth are dependent on our ability to expand the customer base. With the expansions of operating capacity and expected increases in harvest volume in the future, we will continue to develop new customers from existing and new territories in China.

Significant factors affecting our results of operations

●	The Indonesian government's recent moratorium on fishing licenses renewals: In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in the Indonesian waters have been informed by the Indonesian government to only operate within strict guidelines in order to avoid potential enforcement actions by the Indonesian Navy such as boat seizures. We currently operate 129 fishing vessels and 117 of these vessels operate in the Arafura Sea of Indonesia. To cooperate and in compliance with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of normal level; and from February 2015, we have temporarily ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this temporary ban caused a significant drop in our production. As a result, our sales for the three months ended March 31, 2015 decreased significantly as compared to the three months ended March 31, 2014. The Indonesian government had previously expected the license check of fishing vessels to be completed by April 30, 2015. As of the date of this report, the checking was still in process. While we believe that over the long-term the Indonesian government’s anti illegal fishing measures will be beneficial to fully licensed fishing companies such as PME, the company cannot guarantee when fishing will resume in this area, and our financial condition and results of operation will continue to be materially impacted while this moratorium is in existence.

●

Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable governments. Our inability to obtain, or loss or denial of extensions to, any of our applicable licenses or permits could hamper our ability to generate revenue from our operations.

●	Resource & environmental factors: Our fishing expeditions are based in India and Indonesia. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also have impact our harvest volume.

●	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may ultimately result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●	Competition: We engage in fishing business in the Arafura Sea in Indonesia and the Bay of Bengal in India. Competition within our dedicated fishing areas is not significant as the region is not overfished and regulated by the government, which limits the number of vessels that are allowed to fish in the territories. Competition in the market in China is keen. We compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. Our catch appeals to a wide segment of consumers because of the low price points of our products. We have been able to sell our catch at market prices and such market prices have been increasing significantly since 2012.

●	Fishing licenses: Each of our fishing vessels requires an approval from the Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are valid for a period of three to twelve months, and are awarded to us at no cost. We apply for the renewal of the approval prior to expiration to avoid interruptions of our fishing vessels’ operations. Each of our fishing vessels operating in Indonesian waters requires a fishing license granted by the authority in Indonesia. Indonesian fishing licenses remain effective for a period of twelve months and we apply for renewal upon expiration. We record cost of Indonesian fishing licenses in deferred expenses on the accompanying consolidated balance sheets and amortize the cost over the effective periods of the licenses.

RESULTS OF OPERATIONS

Comparison of results of operations for the three months ended March 31, 2015 and 2014

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

For the three months ended March 31, 2015 and 2014, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended March 31, 2015
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$11,814	3,897,132	$3.03	41.1%
Ribbon fish	7,846	3,283,686	2.39	27.3%
Pomfret	2,649	971,490	2.73	9.2%
Spanish mackerel	1,479	446,925	3.31	5.2%
Conger eel	1,363	660,745	2.06	4.7%
Squid	1,146	392,717	2.92	4.0%
Others	2,436	882,631	2.76	8.5%
Total	$28,733	10,535,326	$2.73	100.0%

	Three Months ended March 31, 2014
	Revenue	Volume (KG)	Average price	Percentage of revenue
Ribbon fish	$17,462	6,861,449	$2.54	26.6%
Pomfret	11,320	4,734,886	2.39	17.3%
India white shrimp	11,159	1,280,570	8.71	17.0%
Croaker fish	8,179	3,069,061	2.66	12.5%
Threadfin	2,488	787,173	3.16	3.8%
Conger eel	2,408	953,072	2.53	3.7%
Others	12,567	5,160,233	2.44	19.1%
Total	$65,583	22,846,444	$2.87	100.0%

For the three months ended March 31, 2015, we had revenue of $28,732,824, as compared to revenue of $65,582,952 for the three months ended March 31, 2014, a decrease of $36,850,128, or 56.2%. Sales volumes in the three months ended March 31, 2015 decreased 53.9% to 10,535,326 kg from 22,846,444 kg in the three months ended March 31, 2014. Average unit sale price decreased 4.9% in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, which was primarily due to the different sales mix.

Our decrease in revenue is attributable to the fact that, in early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in the Indonesian waters have been informed by the Indonesian government to only operate within strict guidelines in order to avoid potential enforcement actions by the Indonesian Navy such as boat seizures.

We currently operate 129 fishing vessels and 117 of these vessels operate in the Arafura Sea of Indonesia. To cooperate and remain in compliance with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of normal level; and from February 2015, we have temporarily ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this temporary ban caused a significant drop in our production. As a result, our sales for the three months ended March 31, 2015 decreased significantly as compared to the three months ended March 31, 2014.

The Indonesian government had previously expected the license check of fishing vessels to be completed by April 30, 2015. As of the date of this report, the checking was still in process. While we believe that over the long-term the Indonesian government’s anti illegal fishing measures will be beneficial to fully licensed fishing companies such as PME, the company cannot guarantee when fishing will resume in this area, and our financial condition and results of operation will continue to be materially impacted while this moratorium is in existence.

Cost of revenue

Our cost of revenue primarily consists of fuel costs, freight, direct labor costs, depreciation, fishing vessels maintenance fees and other overhead costs. Fuel costs generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015			2014
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel costs	$8,380	48.5%	29.2%	$24,607	61.5%	37.5%
Labor costs	4,035	23.4%	14.0%	3,556	8.9%	5.5%
Depreciation	1,468	8.5%	5.1%	1,321	3.3%	2.0%
Freight	1,449	8.4%	5.1%	4,799	12.0%	7.3%
Spare parts	752	4.4%	2.6%	2,036	5.1%	3.1%
Fishing license and agent fees	750	4.3%	2.6%	1,496	3.8%	2.3%
Maintenance fees	432	2.5%	1.5%	2,168	5.4%	3.3%
Total cost of revenue	$17,266	100.0%	60.1%	$39,983	100.0%	61.0%

Cost of revenue for the three months ended March 31, 2015 was $17,266,289, representing a decrease of $22,717,201 or 56.8% as compared to $39,983,490 for the three months ended March 31, 2014. The decrease was primarily attributable to the decrease in our revenue.

Gross profit

Our gross profit is affected primarily by changes in production cost. Fuel cost, freight and labor costs together account for about 80.3% and 82.4% of cost of revenue for the three months ended March 31, 2015 and 2014, respectively. The fluctuation of fuel price, freight price and exchange rates may significantly affect our cost level and gross profit.

The following table sets forth information as to our revenue, cost of revenue, gross profit and gross margin for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Revenue	$28,732,824	$65,582,952
Cost of revenue	$17,266,289	$39,983,490
Gross profit	$11,466,535	$25,599,462
Gross margin	39.9%	39.0%

Gross profit for the three months ended March 31, 2015 was $11,466,535, representing a decrease of $14,132,927 or 55.2% as compared to $25,599,462 for the three months ended March 31, 2014 due to the moratorium described above. Gross margin increased to 39.9% for the three months ended March 31, 2015 from 39.0% for the three months ended March 31, 2014, primarily due to the different sales mix with different gross profit margins.

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

Selling expense totaled $705,520 for the three months ended March 31, 2015, as compared to $670,951 for the three months ended March 31, 2014, an increase of $34,569 or 5.2%. Selling expense for the three months ended March 31, 2015 and 2014 consisted of the following:

	Three Months Ended March 31,
	2015	2014
Storage fees	$318,863	$277,794
Shipping and handling fees	159,341	213,925
Insurance	88,301	143,001
Advertising	65,191	-
Other	73,824	36,231
	$705,520	$670,951

●	Storage fees for the three months ended March 31, 2015 increased by $41,069, or 14.8%, as compared to the three months ended March 31, 2014. The increase was primarily attributable to the increase in our storage area resulting from the anticipated expansion of our business.

●	Shipping and handling fees for the three months ended March 31, 2015 decreased by $54,584, or 25.5%, as compared to the three months ended March 31, 2014. The decrease was mainly attributable to the decrease in our sales.

●	Insurance for the three months ended March 31, 2015 decreased by $54,700, or 38.3%, as compared to the three months ended March 31, 2014. The decrease was primarily attributable to the decrease in our revenue.

●	For the three months ended March 31, 2015, we incurred $65,191 advertising expenses and we did not have any advertising expenses in the corresponding period of 2014.

●	Other selling expense, which primarily consisted of customs service charge, inspection fees and examination fees for our fishing vessels, for the three months ended March 31, 2015 increased by $37,593, or 103.8%, as compared to the three months ended March 31, 2014 which was primarily attributable to an increase in customers service charge of approximately $46,000, offset by a decrease in inspection fees of approximately $4,000.

General and administrative expense

General and administrative expense totaled $1,444,214 for the three months ended March 31, 2015, as compared to $780,271 for the three months ended March 31, 2014, an increase of $663,943 or 85.1%. General and administrative expense for the three months ended March 31, 2015 and 2014 consisted of the following:

	Three Months Ended March 31,
	2015	2014
Compensation and related benefits	$366,122	$207,753
Professional fees	511,103	111,972
Travel and entertainment	55,827	86,662
Rent and related administrative service charge	119,025	118,811
Bad debt allowance	160,765	-
Other	231,372	255,073
	$1,444,214	$780,271

●	Compensation and related benefits for the three months ended March 31, 2015 increased by $158,369, or 76.2%, as compared to the three months ended March 31, 2014. The increase was primarily attributable to an increase in salaries and related benefits incurred and paid to our management and other administrative staff resulting from the anticipated expansion of our business.

●	Professional fees, which consist of legal fees, accounting fees, investor relations services charge and other fees associated with being a public company, for the three months ended March 31, 2015 increased by $399,131, or 356.5%, as compared to the three months ended March 31, 2014. The increase for the three months ended March 31, 2015 was primarily attributable to the increase in accounting fees of approximately $600,000 mainly due to the change in independent registered public accounting firm and the hiring an outside consulting firm to assist us on U.S. GAAP reporting compliance since November 2014.

●	Travel and entertainment expense for the three months ended March 31, 2015 decreased by $30,835, or 35.6% as compared to the three months ended March 31, 2014. The decrease was mainly attributable to the decrease in travel for investor road shows and conferences.

●	Rent and related administrative service charge remained consistent for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

●	For the three months ended March 31, 2015, we recorded bad debt allowance of $160,765. We did not record any bad debt expense for the three months ended March 31, 2014. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●	Other general and administrative expense, which primarily consist of communication fee, office supply, depreciation, miscellaneous taxes, severance payments, registration fees and bank service charge, for the three months ended March 31, 2015 decreased by $23,701, or 9.3%, as compared to the three months ended March 31, 2014 which was primarily attributable to stricter control on corporation spending.

Operating income

For the three months ended March 31, 2015, operating income was $9,316,801, as compared to $24,148,240 for the three months ended March 31, 2014, a decrease of $14,831,439 or 61.4% due to the moratorium described above.

Other income (expense)

Other income / expense mainly include interest income from bank deposits, interest expenses generated from short-term and long-term bank borrowings, foreign currency transaction gain/loss, grant income and loss on equity method investment.

For the three months ended March 31, 2015, other expense, net, amounted to $900,539 as compared to other expense, net, of $759,524 for the three months ended March 31, 2014, an increase of $141,015 or 18.6%, which was primarily attributable to a decrease in government grant income of approximately $524,000, offset by a decrease in interest expense of approximately $179,000 mainly due to the decrease in our interest bearing bank loans and a decrease in foreign currency transaction loss of approximately $192,000.

The grant income represents an incentive granted by the Chinese government to encourage the development of ocean fishing industry in order to satisfy the increased demand of natural seafood in China. The grant income, which was recognized in the three months ended March 31, 2014, is mainly related to our fuel expenditures.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the three months ended March 31, 2015 and 2014.

Net income

As a result of the factors described above, our net income was $8,416,262 for the three months ended March 31, 2015, as compared with $23,388,716 for the three months ended March 31, 2014, a decrease of $14,972,454 or 64.0%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries which are incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries which are incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of income and comprehensive income. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $646,756 for the three months ended March 31, 2015, as compared to a foreign currency translation loss of $1,299,601 for the three months ended March 31, 2014. This non-cash gain/loss had the effect of increasing/decreasing our reported comprehensive income.

Comprehensive income

As a result of our foreign currency translation adjustment, we had comprehensive income for the three months ended March 31, 2015 of $9,063,018, compared to $22,089,115 for the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2015 and December 31, 2014, we had cash balances of approximately $67,380,000 and $12,752,000, respectively. Significant portion of these funds are located in financial institutions located in China and will continue to be indefinitely reinvested in China operations.

The following table sets forth a summary of changes in our working capital from December 31, 2014 to March 31, 2015:

			December 31, 2014 to March 31, 2015
	March 31, 2015	December 31, 2014	Change	Percentage Change
Working capital:
Total current assets	$134,169,920	$105,913,623	$28,256,297	26.7%
Total current liabilities	55,438,148	61,146,180	(5,708,032)	(9.3)%
Working capital:	$78,731,772	$44,767,443	$33,964,329	75.9%

Our working capital increased $33,964,329 to $78,731,772 at March 31, 2015 from working capital of $44,767,443 at December 31, 2014. This increase in working capital is primarily attributable to an increase in cash of approximately $54,628,000, an increase in prepaid expenses – related parties of approximately $10,220,000 due to the increase in prepayments for fuel costs paid to our related parties in 2015, an increase in other receivable – related parties of approximately $13,586,000 due to the advances made to our related parties in the first quarter of 2015 in connection with the termination of VIE structure (See Footnote 10), which will be returned to the Company in the short term, a decrease in accounts payable - related parties of approximately $2,305,000 due to the payments made to related parties in 2015 and a decrease in long-term bank loans – current portion of approximately $6,445,000 due to the repayments made for our long-term bank loans in 2015, offset by a significant decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $19,803,000, primarily due to the maturities of 90 days credit term offered to corporate customers in the last quarter of 2014, a decrease in inventories of approximately $7,239,000 due to the decreased fishing activities in 2015, a decrease in deferred expenses - related parties of approximately $469,000, a decrease in other receivable of approximately $22,653,000 mainly due to the refunds got from commercial retail space prepayments in 2015, an increase in accounts payable of approximately $128,000, an increase in short-term bank loans of approximately $1,146,000, an increase in accrued liabilities and other payables of approximately $822,000 and an increase in due to related parties of approximately $1,100,000.

Because the exchange rate conversion is different for consolidated balance sheets and consolidated statements of cash flows, the changes in assets and liabilities reflected on consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on consolidated balance sheets.

Cash flows for the three months ended March 31, 2015 compared to the three months ended March 31, 2014

The following summarizes the key components of our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$26,131,969	$10,477,123
Net cash (used in) provided by investing activities	(18,262,946)	1,521,221
Net cash provided by financing activities	46,462,241	6,310,448
Effect of exchange rate on cash	296,407	(427,669)
Net increase in cash	$54,627,671	$17,881,123

Net cash flow provided by operating activities was $26,131,969 for the three months ended March 31, 2015 as compared to $10,477,123 for the three months ended March 31, 2014, an increase of $15,654,846.

●	Net cash flow provided by operating activities for the three months ended March 31, 2015 primarily reflected net income of approximately $8,416,000 and the add-back of non-cash items consisting of depreciation of approximately $1,529,000, an increase in allowance for doubtful accounts of approximately $161,000, and a loss on equity method investment of approximately $3,000 and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $19,795,000 which was primarily attributable to the maturities of 90 days credit term offered to corporate customers in the last quarter of 2014, a decrease in inventories of approximately $7,266,000 due to the decreased fishing activities in 2015, a decrease in deferred expenses – related parties of approximately $472,000, a decrease in other receivables of approximately $165,000, an increase in accounts payable of approximately $122,000 and an increase in accrued liabilities and other payables of approximately $792,000, offset by an increase in prepaid expenses – related parties of approximately $10,140,000 due to the prepayments for fuel costs made to related parties in 2015, a decrease in accounts payable – related parties of approximately $2,308,000 due to the repayments made to our related parties in 2015, and a decrease in advances from customers of approximately $155,000.

●	Net cash flow provided by operating activities for the three months ended March 31, 2014 primarily reflected net income of approximately $23,389,000, adjusted for non-cash item consisting of depreciation of approximately $1,328,000, and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of approximately $2,347,000, an increase in accounts payable of approximately $366,000, offset mainly by an increase in accounts receivable of approximately $7,803,000 due to the increase in our sales revenue in the first quarter of 2014, an increase in inventories of approximately $2,969,000 due to the increase in our fishing capacity in the first quarter of 2014, an increase in other receivables of approximately $156,000, a decrease in accounts payable – related parties of approximately $4,930,000 due to the repayments made to related parties in the first quarter of 2014, a decrease in advances from customers of approximately $293,000, and a decrease in accrued liabilities and other payables of approximately $744,000.

Net cash flow used in investing activities was $18,262,946 for the three months ended March 31, 2015 as compared to net cash flow provided by investing activities of $1,521,221 for the three months ended March 31, 2014. During the three months ended March 31, 2015, we made the payments for equity method investment of approximately $40,744,000 and made payments for purchase of property, plant and equipment of approximately $16,000, offset by refunds received from commercial retail space prepayments of approximately $22,498,000. During the three months ended March 31, 2014, we received refunds from fixed assets deposits of approximately $1,902,000, offset by payments made for purchase of property, plant and equipment of approximately $380,000.

Net cash flow provided by financing activities was $46,462,241 for the three months ended March 31, 2015 as compared to $6,310,448 for the three months ended March 31, 2014. During the three months ended March 31, 2015, we received proceeds from short-term bank loans of approximately $7,154,000, received advances from related parties of approximately $1,100,000 and received capital contribution from non-controlling interest of approximately $65,191,000, offset by the repayments of short-term bank loans of approximately $6,158,000, repayments of long-term bank loans of approximately $6,507,000 and made cash dividend of approximately $791,000 and made advances to related parties of approximately $13,527,000, in connection with the termination of VIE structure (See Footnote 10), which will be returned to the Company in the short term. During the three months ended March 31, 2014, we received proceeds from short-term bank loans of approximately $8,637,000, and received proceeds from long-term bank loans of approximately $3,746,000, and received advance from related parties of approximately $650,000, offset by repayments of short-term bank loans of approximately $6,722,000.

We have historically funded our capital expenditures from our working capital and bank loans. As of March 31, 2015, we have contractual commitments of approximately $327,000 related to an equity investment commitment. We intend to fund the costs with our existing working capital and by obtaining financing mainly from local banking institutions with which we have done business in the past. We believe that the relationships with local banks are in good standing and based on our experience, we did not encounter difficulties in obtaining needed borrowings from local banks. We believe that our available cash together with our cash flow from operations and secured bank financing and/or other third party financing will be sufficient to meet our anticipated cash requirements for the next twelve months.

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

The following tables summarize our contractual obligations as of March 31, 2015 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$5	$5	$-	$-	$-
Related party rental and related administrative service charge obligation	346	346	-	-	-
Registered capital contribution obligation in equity investment interest	327	-	-	-	327
Short-term bank loans (1)	31,500	31,500	-	-	-
Long-term bank loans	51,235	12,424	29,563	3,028	6,220
Total	$83,413	$44,275	$29,563	$3,028	$6,547

(1) Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

Off-balance sheet arrangements

Other arrangements

Pursuant to the Share Purchase Agreement dated December 4, 2013, the Company exited and sold China Dredging Group Co., Ltd and its subsidiaries to Hong Long, the Company is required to indemnify Hong Long and the same indemnification responsibility applies to Hong Long’s breach for the events arising from the Share Purchase Agreement or the memorandum of agreement in relation to the sale, purchase and delivery of the vessels for a period of two years until December 3, 2015 and would be liable for the full amount of damages that exceed $1 million.  The amount of damage shall be the amount finally determined by a court of competent jurisdiction or appropriate governmental administrative agency, or the amount agreed to upon settlement in accordance with the terms of the Share Purchase Agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity price risk

Oil cost accounts for approximately 48.5% of our total cost of revenue for the three months ended March 31, 2015. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at March 31, 2015 and did not employ any commodity price derivatives in the three months ended March 31, 2015.

Foreign currency exchange rate risk

While our reporting currency is the USD, All of our consolidated revenue and consolidated cost of revenue and a significant portion of our consolidated expenses are denominated in RMB. Furthermore, a significant portion of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenue and result of operations may be affected by fluctuations in the exchange rate between USD and RMB.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $0.1 million based on our revenue, costs and expenses, assets and liabilities denominated in RMB as of March 31, 2015. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $82.7 million as of March 31, 2015. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our earnings and cash flows by approximately $38,000. The potential change in cash flows and earnings is calculated based on the change in the net interest expense over a one year period due to an immediate 100 basis point change in interest rates.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2015, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of March 31, 2015 due to the material weakness we reported in our 2014 10-K which has not yet been remediated. In our 2014 10-K we reported that we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of US GAAP commensurate with our financial reporting requirements.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to material weakness) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 10, 2015. You should also carefully consider the following risk associated with an investment in our publicly traded securities. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The Indonesian government's recent moratorium on fishing licenses renewals

In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in the Indonesian waters have been informed by the Indonesian government to only operate within strict guidelines in order to avoid potential enforcement actions by the Indonesian Navy such as boat seizures. We currently operate 129 fishing vessels and 117 of these vessels operate in the Arafura Sea of Indonesia. To cooperate and in compliance with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of normal level; and from February 2015, we have temporarily ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this temporary ban caused a significant drop in our production. As a result, our sales for the three months ended March 31, 2015 decreased significantly as compared to the three months ended March 31, 2014. The Indonesian government had previously expected the license check of fishing vessels to be completed by April 30, 2015. As of the date of this report, the checking was still in process. While we believe that over the long-term the Indonesian government’s anti illegal fishing measures will be beneficial to fully licensed fishing companies such as PME, the company cannot guarantee when fishing will resume in this area, and our financial condition and results of operation will continue to be materially impacted while this moratorium is in existence.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit

Exhibit
No.	Description

10.1	English translation of the Investment Agreement dated February 9, 2015, by and between Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd, China Agriculture Industry Development Fund Co., Ltd, Honghong Zhuo and Xinrong Zhuo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.2	English translation of the Equity Transfer Agreement dated February 9, 2015, by and between Honghong Zhuo, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Fujian Heyue Marine Fishing Development Co., Ltd. (incorporated by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.3	English translation of the Equity Transfer Agreement dated February 9, 2015, by and between Zhiyan Lin, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Fujian Heyue Marine Fishing Development Co., Ltd (incorporated by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.4	English translation of the Agreement of Termination dated February 9, 2015, by and between Honghong Zhuo, Zhiyan Lin, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Pingtan Guansheng Ocean Fishing Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d- 14(b) and 18 U.S.C. 1350.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: May 11, 2015	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman and Chief Executive Officer

Date: May 11, 2015	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer

