Form 10-Q
period 2015-06-30
Pingtan Marine Enterprise Ltd.
filed 2015-08-10
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary stock, as of the latest practicable date. As of August 10, 2015, the outstanding number of shares of the registrant’s ordinary stock, par value $0.001 per share, was 79,055,053.

PINGTAN MARINE ENTERPRISE LTD.

FORM 10-Q

June 30, 2015

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$26,210,998	$12,752,272
Accounts receivable, net of allowance for doubtful accounts	14,021,982	49,999,712
Inventories	2,111,716	12,123,405
Prepaid expenses	4,613,297	32,913
Prepaid expenses - related parties	14,779,848	7,319,975
Deferred expenses - related parties	124,503	1,029,114
Other receivables	3,915	22,656,232
Other receivables - related parties	13,631,586	-

Total Current Assets	75,497,845	105,913,623

OTHER ASSETS:
Cost method investment	3,448,955	3,421,031
Equity method investment	57,150,748	15,964,812
Prepayment for long-term assets	15,286,965	13,750,102
Property, plant and equipment, net	104,103,998	109,980,617

Total Other Assets	179,990,666	143,116,562

Total Assets	$255,488,511	$249,030,185
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,216,532	$1,181,977
Accounts payable - related parties	312,617	2,601,314
Advances from customers	-	164,724
Short-term bank loans	31,500,000	30,353,890
Long-term bank loans - current portion	13,286,690	18,868,616
Accrued liabilities and other payables	7,469,359	5,602,307
Dividend payable	790,551	-
Due to related parties	4,373,354	2,373,352

Total Current Liabilities	58,949,103	61,146,180

OTHER LIABILITIES:
Long-term bank loans - non-current portion	31,894,626	38,625,071

Total Liabilities	90,843,729	99,771,251

SHAREHOLDERS' EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053
shares issued and outstanding at June 30, 2015 and December 31, 2014)	79,055	79,055
Additional paid-in capital	111,011,856	117,525,377
Retained earnings	26,475,860	21,315,710
Statutory reserve	6,412,892	6,412,892
Accumulated other comprehensive income	4,635,283	3,925,900
Total equity attributable to owners of the company	148,614,946	149,258,934
Non-controlling interest	16,029,836	-

Total Shareholders' Equity	164,644,782	149,258,934

Total Liabilities and Shareholders' Equity	$255,488,511	$249,030,185

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

REVENUE	$15,254,003	$56,909,432	$43,986,827	$122,492,384

COST OF REVENUE	14,047,666	39,472,433	31,313,955	79,455,923

GROSS PROFIT	1,206,337	17,436,999	12,672,872	43,036,461

OPERATING EXPENSES:
Selling	291,765	568,422	997,285	1,239,373
General and administrative	369,088	798,569	1,813,302	1,578,840

Total Operating Expenses	660,853	1,366,991	2,810,587	2,818,213

INCOME FROM OPERATIONS	545,484	16,070,008	9,862,285	40,218,248

OTHER INCOME (EXPENSE):
Interest income	68,787	5,746	88,019	9,171
Interest expense	(1,085,551)	(1,276,778)	(2,039,195)	(2,409,201)
Foreign currency transaction gain (loss)	22,933	(302,850)	60,314	(457,634)
Grant income	-	-	-	524,421
Investment income from cost method investment	420,698	345,983	420,698	345,983
Loss on equity method investment	(13)	-	(3,358)	-
Loss on fixed assets disposal	(1,556,353)	-	(1,556,353)	-
Other (expense) income	(50)	252	(213)	89

Total Other Income (Expense), net	(2,129,549)	(1,227,647)	(3,030,088)	(1,987,171)

(LOSS) INCOME BEFORE INCOME TAXES	(1,584,065)	14,842,361	6,832,197	38,231,077

INCOME TAXES	-	-	-	-

NET (LOSS) INCOME	$(1,584,065)	$14,842,361	$6,832,197	$38,231,077

LESS: NET (LOSS) INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	102,069	-	(90,946)	-

NET (LOSS) INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$(1,481,996)	$14,842,361	$6,741,251	$38,231,077

COMPREHENSIVE INCOME:
NET (LOSS) INCOME	(1,584,065)	14,842,361	6,832,197	38,231,077
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized foreign currency translation gain (loss)	465,695	306,262	1,112,451	(993,339)
COMPREHENSIVE (LOSS) INCOME	$(1,118,370)	$15,148,623	$7,944,648	$37,237,738
LESS: COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	64,813	-	(322,530)	-
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$(1,053,557)	$15,148,623	$7,622,118	$37,237,738

NET (LOSS) INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$(0.02)	$0.19	$0.09	$0.48

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
	Ordinary Shares		Additional			Accumulated Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders'
	Shares	Amount	Capital	Earnings	Reserve	Income	Interest	Equity

Balance, December 31, 2014	79,055,053	$79,055	$117,525,377	$21,315,710	$6,412,892	$3,925,900	$-	$149,258,934

Non-controlling interest contribution	-	-	49,692,559	-	-	(171,484)	15,707,306	65,228,381

Acquisition of fishing vessels from related parties	-	-	(56,206,080)	-	-	-	-	(56,206,080)

Net income	-	-	-	6,741,251	-	-	90,946	6,832,197

Dividend declared	-	-	-	(1,581,101)	-	-	-	(1,581,101)

Foreign currency translation adjustment	-	-	-	-	-	880,867	231,584	1,112,451

Balance, June 30, 2015 (Unaudited)	79,055,053	$79,055	$111,011,856	$26,475,860	$6,412,892	$4,635,283	$16,029,836	$164,644,782

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,832,197	$38,231,077
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	3,586,876	3,268,713
Decrease in allowance for doubtful accounts	(165,539)	-
Loss on equity method investment	3,358	-
Loss on disposal of fixed assets	1,556,353	-
Changes in operating assets and liabilities:
Accounts receivable	36,408,536	(16,401,659)
Inventories	10,070,950	(4,983,981)
Prepaid expenses	(4,562,145)	1,422,129
Prepaid expenses - related parties	(7,371,070)	-
Deferred expenses - related parties	909,427	-
Advances to suppliers	-	(9,883)
Other receivables	165,038	(154,824)
Accounts payable	24,810	(1,295,979)
Accounts payable - related parties	(2,300,861)	(4,306,058)
Advances from customers	(165,417)	(290,574)
Accrued liabilities and other payables	1,814,292	734,992
Due to related parties	2	23,355

NET CASH PROVIDED BY OPERATING ACTIVITIES	46,806,807	16,237,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Refunds from commercial retail space prepayments	22,582,549	-
Prepayments made for commercial retail space	-	(22,307,032)
Purchase of property, plant and equipment	(16,422)	(773,168)
Refunds from fixed assets deposits	-	1,886,749
Payments for equity method investment	(40,897,788)	-

NET CASH USED IN INVESTING ACTIVITIES	(18,331,661)	(21,193,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	6,972,517	29,524,941
Repayments of short-term bank loans	(6,077,698)	(17,402,742)
Proceeds from long-term bank loans	-	3,716,691
Repayments of long-term bank loans	(12,731,481)	(5,643,715)
Advances from related parties	2,000,000	650,000
Payments made for dividend	(790,551)	-
Capital contribution from non-controlling interest	65,436,461	-
Payments made to related parties in connection with the termination of VIE	(13,578,066)	-
Acquisition of fishing vessels from related parties under common control	(56,206,080)	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(14,974,898)	10,845,175

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(41,522)	(417,568)

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,458,726	5,471,464

CASH AND CASH EQUIVALENTS - beginning of period	12,752,272	8,156,599

CASH AND CASH EQUIVALENTS - end of period	$26,210,998	$13,628,063

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,126,455	$2,984,513
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$-	$22,669,536

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2015

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

Pingtan Marine Enterprise Ltd. (“the Company” or “PME”), formerly China Growth Equity Investment Limited ("CGEI"), incorporated in the Cayman Islands as an exempted limited liability company, was incorporated as a blank check company on January 18, 2010 with the purpose of directly or indirectly acquiring, through a merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal business and/or material operations located in the People’s Republic of China (“PRC”).  In connection with its initial business combination, in February 2013, CGEI changed its name to Pingtan Marine Enterprise Ltd.

On October 24, 2012, CGEI and China Dredging Group Co., Ltd (“CDGC” or “China Dredging”) entered into a Merger Agreement providing for the combination of CGEI and CDGC and on October 24, 2012, CGEI also acquired all of the outstanding capital shares and other equity interests of Merchant Supreme Co., Ltd. (“Merchant Supreme”), a company incorporated on June 25, 2012, in British Virgin Island (“BVI”), as per a Share Purchase Agreement.  On February 25, 2013, the merger between the Company, CDGC and Merchant Supreme became effective and has been accounted for as a “reverse merger” and recapitalization since the common shareholders of CDGC and Merchant Supreme (i) owned a majority of the outstanding ordinary shares of the Company immediately following the completion of the transaction, and (ii) have significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity. In accordance with the provision of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 805-40, CDGC and Merchant Supreme are deemed the accounting acquirers and the Company is the legal acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of the Company. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of CDGC, Merchant Supreme and their subsidiaries and are recorded at the historical cost basis. The Company’s assets, liabilities and results of operations were consolidated with the assets, liabilities and results of operations of CDGC, Merchant Supreme and their subsidiaries subsequent to the acquisition date of February 25, 2013. Following the completion of the business combination which became effective on February 25, 2013, CDGC and Merchant Supreme became the wholly-owned subsidiaries of the Company.  The ordinary shares, par value $0.001 per share are listed on The NASDAQ Capital Market under the symbol “PME”.

In order to place increased focus on fishing business and pursue more effective growth opportunities, the Company decided to exit and sell the specialized dredging services operated by China Dredging, and the Company completed the sale of CDGC and its subsidiaries on December 4, 2013.

On February 9, 2015, the Company terminated its existing Variable Interest Entity (“VIE”) agreements, pursuant to an Agreement of Termination dated February 9, 2015, entered into by and among Ms. Honghong Zhuo, Mr. Zhiyan Lin (each a shareholder of Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd (“Pingtan Fishing”), together the “Pingtan Fishing’s Shareholders”), Pingtan Fishing and Pingtan Guansheng Ocean Fishing Co., Ltd. ("Pingtan Guansheng"). On February 9, 2015, the Pingtan Fishing’s Shareholders transferred 100% of their equity interest in Pingtan Fishing to Fujian Heyue Marine Fishing Development Co., Ltd. (“Fujian Heyue”), pursuant to an Equity Transfer Agreement dated February 9, 2015, entered into by and among the Pingtan Fishing’s Shareholders, Pingtan Fishing and Fujian Heyue. On February 15, 2015, China Agriculture Industry Development Fund Co., Ltd. (“China Agriculture”) invested RMB 400 million (approximately $65 million) into Pingtan Fishing for an 8% equity interest in Pingtan Fishing. After the restructuring transactions described above, Pingtan Fishing and its entities became the 92% equity-owned subsidiaries of the company and was no longer a VIE.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2015

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of June 30, 2015 are as follows:

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

Fujian Heyue, through its PRC subsidiary, Pingtan Fishing, engages in ocean fishing with its owned and licensed vessels within the Indian Exclusive Economic Zone and Arafura Sea of Indonesia. Pingtan Fishing is ranked highly as one of the leading private (not state-owned) suppliers and traders of oceanic aquatic products in China.

The Company meets its day-to-day working capital requirements through cash flow provided by operations and bank loans. The Indonesian government's recent moratorium on fishing licenses renewals creates uncertainty over fishing operations in Indonesian waters. The Company’s forecasts and projections, taking accounts of on-going operations in Indian waters and consideration of opportunities in new fishing territories, such as acquisition of 6 licensed vessels to operate in the Western and Central Pacific Ocean, shows that the Company has adequate resources to continue in operational existence for the foreseeable future.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These interim consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included. The results reported in the unaudited consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the six months ended June 30, 2015 and 2014 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in China and Hong Kong and none of these deposits are covered by insurance. At June 30, 2015 and December 31, 2014, cash balances in China are $25,387,888 and $12,486,630, respectively, and cash balances in Hong Kong are $823,110 and $265,642, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, inventories, prepaid expenses, prepaid expenses – related parties, deferred expenses – related parties, other receivables, other receivable – related parties, accounts payable, accounts payable – related parties, advances from customers, bank loans, accrued liabilities and other payables, dividend payable and due to related parties approximate their fair market value based on the short-term maturity of these instruments. As of June 30, 2015, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term bank borrowings that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of June 30, 2015. The Company does not have any level 3 financial instruments.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At June 30, 2015 and December 31, 2014, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $1,017,513 and $1,174,121, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories, consisting of frozen fish and marine catches, are stated at the lower of cost or market utilizing the weighted average method. The Cost of inventories comprises of fuel, freight, depreciation, direct labor, consumables, and government levied charges and taxes. Consumables include fishing nets and metal containers used by fishing vessels. The Company’s fishing fleets in Indian and Indonesian waters operate throughout the year, although the May to July period demonstrates lower catch quantities compared to the October to January period, which is the peak season.

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company did not record any inventory reserve at June 30, 2015 and December 31, 2014.

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

Each of the Company’s fishing vessels operated in Indonesian waters requires a fishing license granted by the authority in Indonesia. Indonesian fishing licenses remain effective for a period of twelve months and the Company applies for renewal prior to expiration. The Company records the cost of Indonesian fishing licenses in deferred expenses on the accompanying consolidated balance sheets and amortizes over the effective periods of the licenses.

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

Included in property, plant and equipment are fishing vessels under construction which includes the costs of construction and any interest charges arising from borrowings used to finance these assets during the period of construction of the assets. No provision for depreciation is made on fishing vessels under construction until such time as the relevant assets are completed and ready for their intended use.

The estimated useful lives of the assets are as follows:

Estimated useful life
Fishing vessels	10 - 20 Years
Vehicles	5 Years
Office and other equipment	3 - 5 Years

Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $0 and $214,911 for the three months ended June 30, 2015 and 2014, respectively, in the fishing vessels under construction. The Company capitalized interest of $0 and $592,998 for the six months ended June 30, 2015 and 2014, respectively, in the fishing vessels under construction.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charge for the three and six months ended June 30, 2015 and 2014.

Advances from customers

Advances from customers at June 30, 2015 and December 31, 2014 amounted to $0 and $164,724, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped or delivered. The Company will recognize the deposits as revenue as customers take delivery of the goods and the purchase price is fixed and collectability is reasonably assured in accordance with the Company’s revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. With respect to the sale of frozen fish and other marine catches to third party customers, most of which are sole proprietor regional wholesalers in China, the Company recognizes revenue when customers pick up purchased goods at the Company’s cold storage warehouse, after payment is received by the Company or credit sale is approved by the Company for recurring customers who have a history of financial responsibility. The Company does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers. The Company does not accept returns from customers.

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

Deferred grant income

Deferred grant income represents grant collected but not earned as of the report date. This is primarily composed of receipts of the government grants to construct new fishing vessels. Upon the completion of the construction of the fishing vessels, the grant is deducted from the cost of the fishing vessels. At June 30, 2015 and December 31, 2014, the Company did not record any deferred grant income.

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

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company is not incorporated nor does it engage in any trade or business in the United States and is not subject to United States federal income taxes. The Company did not derive any significant amount of income subject to such taxes after completion of the Share Exchange and accordingly, no relevant tax provision is made in the accompanying unaudited consolidated statements of income and comprehensive income.

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

In addition, Pingtan Fishing is not subject to foreign income taxes for its operations in either India and Indonesia Exclusive Economic Zones or the Western and Central Pacific Fisheries Commission areas.

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

The Company has not recorded deferred income taxes applicable to undistributed earnings of the subsidiaries located in the PRC because it is the present intention of management to reinvest the undistributed earnings indefinitely in PRC. The cumulative undistributed earnings from PRC subsidiaries amounted to approximately $179.5 million and $172.9 million as of June 30, 2015 and December 31, 2014, respectively, which are included in consolidated retained earnings. Generally, such earnings become subject to the PRC tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of June 30, 2015 and December 31, 2014, there were no amounts that had been accrued with respect to uncertain tax positions.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and handling costs

Shipping and handling costs are included in selling expense and totaled $70,124 and $152,434 for the three months ended June 30, 2015 and 2014, respectively. Shipping and handling costs totaled $229,465 and $366,359 for the six months ended June 30, 2015 and 2014, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $220,709 and $262,420 for the three months ended June 30, 2015 and 2014, respectively. Employee benefit costs totaled $475,026 and $554,224 for the six months ended June 30, 2015 and 2014, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expense on the accompanying consolidated statements of income and comprehensive income and totaled $25,181 and $533 for the three months ended June 30, 2015 and 2014, respectively. Advertising expense totaled $90,372 and $533 for the six months ended June 30, 2015 and 2014, respectively.

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expense. The Company did not incur any research and development costs during the three and six months ended June 30, 2015 and 2014.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing is the Chinese Renminbi (“RMB”). For the subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2015 and 2014 was $41,522 and $(417,568), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

The foreign currency exchange rates were obtained from www.oanda.com. Asset and liability accounts at June 30, 2015 and December 31, 2014 were translated at 6.0888 RMB to $1.00 and at 6.1385 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income and comprehensive income for the six months ended June 30, 2015 and 2014 were 6.1128 RMB and 6.1883 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2015

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income available to owners of the company for basic and diluted net (loss) income per share of ordinary stock	$(1,481,996)	$14,842,361	$6,741,251	$38,231,077
Weighted average ordinary stock outstanding - basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053
Net (loss) income per ordinary share - basic and diluted	$(0.02)	$0.19	$0.09	$0.48

At June 30, 2015 and 2014, the warrants to purchase 8,966,667 shares of ordinary stock have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all significant related party transactions. Transactions are recorded at fair value of the goods or services exchanged, except for those under common control, which are recorded at carrying value of the transferor.

Comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2015 and 2014 included net income and unrealized gain/loss from foreign currency translation adjustments.

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

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2015

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

The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2015 and December 31, 2014. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

117 of the Company’s 135 vessels were operating in Indonesian waters and 91% of revenue was derived from them. Suspension of fishing operation in Indonesian waters has had and will continue to have a significant negative impact on the Company.

The Indonesian government's recent moratorium on fishing licenses renewals

In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in the Indonesian waters have been informed by the Indonesian government to only operate within strict guidelines in order to avoid potential enforcement actions by the Indonesian Navy such as boat seizures. We currently operate 135 fishing vessels and 117 of these vessels operate in the Arafura Sea of Indonesia. To cooperate and in compliance with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of normal level; and from February 2015, we have temporarily ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this temporary ban caused a significant drop in our production. As a result, our sales for the three and six months ended June 30, 2015 decreased significantly as compared to the three and six months ended June 30, 2014. The Indonesian government had previously expected the license check of fishing vessels to be completed by April 30, 2015. As of the date of this report, the license check was still in process. While we believe that over the long-term the Indonesian government’s anti-illegal fishing measures will be beneficial to fully licensed fishing companies such as PME, the Company cannot guarantee when fishing will resume in this area, and our financial condition and results of operation will continue to be materially impacted while this moratorium is in existence.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Early adoption is not permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2015

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

NOTE 3 – ACCOUNTS RECEIVABLE

At June 30, 2015 and December 31, 2014, accounts receivable consisted of the following:

	June 30, 2015	December 31, 2014
Accounts receivable	$15,039,495	$51,173,833
Less: allowance for doubtful accounts	(1,017,513)	(1,174,121)
	$14,021,982	$49,999,712

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance.

NOTE 4 - INVENTORIES

At June 30, 2015 and December 31, 2014, inventories consisted of the following:

	June 30, 2015	December 31, 2014
Frozen fish and marine catches in warehouse	$2,111,716	$11,557,898
Frozen fish and marine catches in transit	-	565,507
Less: reserve for obsolete inventories	-	-
	$2,111,716	$12,123,405

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2015

NOTE 4 – INVENTORIES (continued)

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company did not record any inventory reserve at June 30, 2015 and December 31, 2014.

NOTE 5 – PREPAID EXPENSES

At June 30, 2015 and December 31, 2014, prepaid expenses consisted of the following:

	June 30, 2015	December 31, 2014
Prepayments made for fishing nets and spare parts	$4,598,607	$-
Other	14,690	32,913
	$4,613,297	$32,913

NOTE 6 – OTHER RECEIVABLES

At June 30, 2015 and December 31, 2014, other receivables consisted of the following:

	June 30, 2015	December 31, 2014
Deposit for tax exemption application for import of fishing vessel equipment	$-	$165,187
Prepayments for acquisition of commercial retail space	-	22,488,003
Other	3,915	3,042
	$3,915	$22,656,232

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

NOTE 7 – COST METHOD INVESTMENT

At June 30, 2015 and December 31, 2014, cost method investment amounted to $3,448,955 and $3,421,031, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.4 million) to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8 % investment in the total equity investment of the bank as of June 30, 2015 and December 31, 2014. These shares were as collateral for the Company’s long term loan amounting to $1.6 million and $2.3 million at June 30, 2015 and December 31, 2014, respectively.

In according to ASC 325, Pingtan Fishing uses the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank. Long-term investment for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of June 30, 2015 and December 31, 2014.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2015

NOTE 8 – EQUITY METHOD INVESTMENT

At June 30, 2015 and December 31, 2014, equity method investment amounted to $57,150,748 and $15,964,812, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean Fishing (Pingtan) Industrial Limited (the “Global Deep Ocean”). On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. Pingtan Fishing and the other investing companies accounted for 35% and 65% of the total ownership, respectively. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $161.2 million) and Pingtan Fishing needs to contribute RMB 350 million (approximately $57.5 million). As of June 30, 2015, Pingtan Fishing has contributed RMB 348 million (approximately $57.2 million). No company holds 50% or more of the total shares. Global Deep Ocean will process, cold storage, and transport deep ocean fishing products.

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three and six months ended June 30, 2015, the Company’s share of Global Deep Ocean’s net loss was $13 and $3,358, respectively, which was included in loss on equity method investment in the accompanying unaudited consolidated statements of income and comprehensive income.

NOTE 9 – PREPAYMENT FOR LONG-TERM ASSETS

At June 30, 2015 and December 31, 2014, prepayment for long-term assets consisted of the following:

	June 30, 2015	December 31, 2014
Payment for fishing vessels construction	$15,286,965	$13,750,102
	$15,286,965	$13,750,102

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2015 and December 31, 2014, property, plant and equipment consisted of the following:

	Useful life	June 30, 2015	December 31, 2014
Fishing vessels	10 - 20 Years	$97,061,573	$98,395,721
Vehicle	5 Years	138,393	137,273
Office and other equipment	3 - 5 Years	1,295,936	1,269,089
Fishing vessels under construction	-	18,089,609	19,356,241
		116,585,511	119,158,324
Less: accumulated depreciation		(12,481,513)	(9,177,707)
		$104,103,998	$109,980,617

For the three months ended June 30, 2015 and 2014, depreciation expense amounted to $2,058,120 and $1,940,584, respectively, of which $2,049,565 and $1,933,426, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively. For the six months ended June 30, 2015 and 2014, depreciation expense amounted to $3,586,876 and $3,268,713, respectively, of which $3,571,303 and $3,254,355, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

As of June 30, 2015, 13 aged fishing vessels were being dismantled and will be replaced by 13 new vessels which are under construction. The vessels under construction are not subject to depreciation. Upon completion of the construction, fishing vessel under construction balances will be reclassified to fishing vessels.

At June 30, 2015 and December 31, 2014, the Company had 17 and 43 fishing vessels with net carrying amount of approximately $16.8 million and $20.7 million, respectively, pledged as collateral for its bank loans.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2015

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT (continued)

On June 26, 2015, the Company acquired 6 fishing vessels for the appraised fair market value of approximately $56.2 million from Fuzhou Yishun Deep-Sea Fishing Co., Ltd. (“Yishun”) and Fuzhou Honglong Ocean Fishery Co., Ltd. (“Hong Long”), two related parties under common control. Accordingly, the transaction between the Company and these two related parties was accounted as a common control transaction pursuant to ASC 805-50 and it related subsections. Based on Accounting Standards Codification (“ASC”) 805-50, the Company recorded the value of $0 as the cost of the vessels since the 6 vessels had been fully depreciated in Hong Long and Yishun’s books at the date of transfer. The balance of approximately $56.2 million above cost was treated as a return of capital in the equity accounts and was recorded as a reduction in additional paid-in capital.

These vessels are currently licensed and sanctioned by the Chinese Fisheries Management Bureau under the Ministry of Agriculture of China, which allows these vessels to operate and fish in the Western and Central Pacific Ocean of the international waters. These vessels are primarily focused on the catch of tuna and squid. These 6 vessels will be dismantled and replaced by 6 newly-built vessels to continue fishing in the international waters. We expect that the expansions of our fleet will greatly increase our fish harvest volume and revenue.

NOTE 11 – RELATED PARTIES TRANSACTIONS

Prepaid expenses – related parties

At June 30, 2015 and December 31, 2014, prepaid expenses – related parties consisted of the following:

	June 30, 2015	December 31, 2014
Prepaid fuel cost and other items to PT. Avona Mina Lestari (1)	$2,356,412	$1,632,352
Prepaid fuel cost to Hai Yi Shipping Limited (2)	5,378,438	2,070,023
Prepaid fuel cost to Haifeng Dafu Enterprise Company Limited (3)	871,817	399,735
Prepaid fuel cost to Hong Fa Shipping Limited (4)	4,799,529	1,854,131
Prepaid fuel cost to PT. Dwikarya Reksa Abadi (5)	1,373,652	1,363,734
	$14,779,848	$7,319,975

(1)	PT. Avona Mina Lestari is an affiliate company controlled by Xinrong Zhuo family.
(2)	Hai Yi Shipping Limited is an affiliate company ultimately controlled by Xinrong Zhuo, CEO of the Company.
(3)	Haifeng Dafu Enterprise Company Limited is an affiliate company ultimately controlled by Xinrong Zhuo, CEO of the Company.
(4)	Hong Fa Shipping Limited is an affiliate company owned by Xinrong Zhuo, CEO of the Company.
(5)	PT Dwikarya Reksa Abadi is an affiliated company controlled by Xinrong Zhuo family.

Deferred expenses – related parties

At June 30, 2015 and December 31, 2014, deferred expenses – related parties consisted of the following:

	June 30, 2015	December 31, 2014
Prepaid fishing licenses application fees to PT. Avona Mina Lestari	$109,690	$764,787
Prepaid fishing licenses application fees to Hong Long (1)	14,813	264,327
	$124,503	$1,029,114

(1)	Hong Long is an affiliate company majority owned and controlled by Ping Lin who is the spouse of the Company’s CEO.

PT. Avona Mina Lestari and Hong Long act as agents to apply for fishing licenses for the Company and pay the related fishing licenses application fees on behalf of the Company. Therefore, the Company either prepays or reimburses them for fishing licenses application fees paid on behalf of the Company.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2015

NOTE 11 – RELATED PARTIES TRANSACTIONS (continued)

Other receivable – related parties

At June 30, 2015 and December 31, 2014, other receivable – related parties consisted of the following:

Name of related parties	June 30, 2015	December 31, 2014
Zhiyan Lin	$4,089,476	$-
Honghong Zhuo	9,542,110	-
	$13,631,586	$-

In connection with the termination of VIE structure and to comply with PRC regulation, the Company paid RMB 83 million (approximately $13.6 million) in total, which is Pingtan Fishing’s registered capital, to Pingtan Fishing’s Shareholders to transfer their 100% of equity interest of Pingtan Fishing to Fujian Heyue, the Company’s subsidiary pursuant to the Equity Transfer Agreement dated February 9, 2015. Those payments will be returned to the Company within one year after the termination of VIE structure.

Accounts payable - related parties

At June 30, 2015 and December 31, 2014, accounts payable - related parties consisted of the following:

Name of related parties	June 30, 2015	December 31, 2014
Hai Yi Shipping Limited	$298,398	$-
Hong Long	13,069	2,601,314
Ping Lin	1,150	-
	$312,617	$2,601,314

These accounts payable – related parties amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

Due to related parties

At June 30, 2015 and December 31, 2014, due to related parties consisted of the following:

	June 30, 2015	December 31, 2014
Advance from Hong Fa Shipping Limited	$1,000,000	$1,000,000
Advance from Xinrong Zhuo, Chief Executive Officer	3,350 ,000	1,350,000
Accrued compensation for Xinrong Zhuo	3,354	3,352
Accrued compensation for Roy Yu, Chief Financial Officer	20,000	20,000
	$4,373,354	$2,373,352

These advances are short-term in nature, non-interest bearing, unsecured and payable on demand.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2015

NOTE 11 – RELATED PARTIES TRANSACTIONS (continued)

Purchases from related parties

During the three and six months ended June 30, 2015 and 2014, purchases from related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Purchase of fuel, fishing nets and other on board consumables
from PT Avona Mina Lestari	$7,944	$-	$7,944	$-
from Hong Fa Shipping Limited	2,784,181	22,312,040	5,840,078	38,551,680
from Haifeng Dafu Enterprise Co., Ltd.	5,653	-	5,653	-
from Hai Yi Shipping Ltd.	34,877	-	34,877	-
from PT. Dwikarya Reksa Abadi	8,907	-	8,907	-
	2,841,562	22,312,040	5,897,459	38,551,680
Purchase of vessel maintenance service
from PT. Avona Mina Lestari	-	1,233,220	-	2,320,509
from PT. Dwikarya Reksa Abadi	1,956,677	1,344,189	1,956,677	2,554,597
	1,956,677	2,577,409	1,956,677	4,875,106
Purchase of transportation service
from Fuzhou Honglong Ocean Fishery Co., Ltd.	12,089	5,145,545	180,609	6,035,237
from Haifeng Dafu Enterprise Company Limited	-	153,889	-	1,530,941
from Hai Yi Shipping Limited	297,518	180,476	297,518	770,699
from Hong Fa Shipping Limited	-	520,218	-	1,485,916
	309,607	6,000,128	478,127	9,822,793
Purchase of Indonesia vessel agent service
from PT. Avona Mina Lestari (1)	2,357	370,372	2,357	743,404
from PT. Dwikarya Reksa Abadi (1)	-	325,927	-	654,189
	$2,357	$696,299	$2,357	$1,397,593

(1)	PT. Avona Mina Lestari and PT. Dwikarya Reksa Abadi act as Pingtan Fishing’s agents to apply and renew Indonesia fishing licenses and Pingtan Fishing pays the agent service fees to them.

On June 26, 2015, the Company entered into a master agreement with each of Fuzhou Honglong Ocean Fishery Co., Ltd, (“Hong Long”) and Fuzhou Yishun Deep-Sea Fishing Co., Ltd. (“Yishun”), which are owned by the Company’s Chairman and CEO, Mr. Xinrong Zhuo, for the acquisition of 6 fishing vessels with total consideration of approximately $56.2 million representing the fair market value on the date of acquisition. The transaction between the Company and these two related companies was accounted as common control transaction. Based on Accounting Standards Codification (“ASC”) 805-50, the Company recorded the value of $0 as the cost of the vessels since the 6 vessels had been fully depreciated in Hong Long and Yishun’s books at the date of transfer. The balance of approximately $56.2 million above cost was treated as a return of capital in the equity accounts and was recorded as a reduction in additional paid-in capital.

These vessels are currently licensed and sanctioned by the Chinese Fisheries Management Bureau under the Ministry of Agriculture of China, which allows these vessels to operate and fish in the Western and Central Pacific Ocean of the international waters. These vessels are primarily focused on the catch of tuna and squid. These 6 vessels will be dismantled and replaced by 6 newly-built vessels to continue fishing in the international waters. We expect that the expansions of our fleet will greatly increase our fish harvest volume and revenue.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2015

NOTE 11 – RELATED PARTIES TRANSACTIONS (continued)

Operating lease

On July 31, 2012, Pingtan Fishing entered into a lease for office space with Ping Lin, spouse of the Company’s CEO, (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB 84,000 (approximately $14,000) are due for each year of the term. The term of the Office Lease is 3 years and expires on August 1, 2015. For the three months ended June 30, 2015 and 2014, rent expense related to the Office Lease amounted $3,448 and $3,366, respectively. For the six months ended June 30, 2015 and 2014, rent expense related to the Office Lease amounted $6,871 and $6,786, respectively.

Future minimum rental payments required under the Office Lease is as follows:

Twelve-month Period Ending June 30:	Amount
2016	$1,145

Rental and related administrative service agreement

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office and provided related administrative service (the “Service Agreement”). Pursuant to the Service Agreement, monthly payments of Hong Kong Dollar (“HK$”) HK$298,500 (approximately $38,000) were due for each month of the term. The term of the Service Agreement was 1.5 years and expired on December 31, 2014. In December 2014, the Company renewed the Service Agreement. Pursuant to the renewed Service Agreement, the monthly payments are HK$298,500 (approximately $38,000). The term of the renewed Service Agreement is 1 years and expires on December 31, 2015. For the three months ended June 30, 2015 and 2014, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $115,651 and $115,521, respectively. For the six months ended June 30, 2015 and 2014, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $231,253 and $230,912, respectively.

Future minimum rental and related administrative service charge payment required under the Service Agreement is as follows:

Twelve-month Period Ending June 30:	Amount
2016	$231,253

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2015

NOTE 12 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. At June 30, 2015 and December 31, 2014, short-term bank loans consisted of the following:

	June 30, 2015	December 31, 2014
Loan from China Development Bank, due on July 22, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (3.1374% at June 30, 2015 and December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke and repaid on due date	$5,000,000	$5,000,000

Loan from China Development Bank, due on March 9, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.777% at December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke and repaid on due date	-	3,185,980

Loan from China Development Bank, due on November 24, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.777% at June 30, 2015 and December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	9,500,000	9,500,000

Loan from China Development Bank, due on December 22, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.800% at June 30, 2015 and December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	5,000,000	5,000,000

Loan from China Development Bank, due on December 29, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.8074% at June 30, 2015 and December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	5,000,000	5,000,000

Loan from Industrial and Commercial Bank of China, due on January 23, 2015 with annual interest rate of 2.200% at December 31, 2014, guaranteed by Xinrong Zhuo, and repaid on due date	-	1,640,693

Loan from Industrial and Commercial Bank of China, due on February 17, 2015 with annual interest rate of 2.000% at December 31, 2014, guaranteed by Xinrong Zhuo, and repaid on due date	-	1,027,217

Loan from China Development Bank, due on February 11, 2016 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.927% at June 30, 2015), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	7,000,000	-
	$31,500,000	$30,353,890

(1)	Represents six-month LIBOR rate on the loan commencement date.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2015

NOTE 12 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. At June 30, 2015 and December 31, 2014, long-term bank loans consisted of the following:

	June 30, 2015	December 31, 2014
Loan from China Minsheng Bank, due on various dates until March 16, 2015 with annual interest rate of 7.741% at December 31, 2014, collateralized by Pingtan Fishing's and Hong Long's fishing vessels and guaranteed by Xinrong Zhuo and repaid on various scheduled due dates	$-	$4,874,969

Loan from Fujian Haixia Bank, due on various dates until March 22, 2015 with annual interest rate of 8.400% at December 31, 2014, guaranteed by Xinrong Zhuo and repaid on various scheduled due dates	-	1,629,062

Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 5.250% and 6.400% at June 30, 2015 and December 31, 2014, respectively, collateralized by Hong Long's investment in equity interest of a China local bank	17,852,450	20,265,537

Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 5.250% and 6.400% at June 30, 2015 and December 31, 2014, respectively, collateralized by Fujian International Trading and Transportation Co., Ltd.'s investment in equity interest of a China local bank	2,972,671	3,453,612

Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 5.250% and 6.400% at June 30, 2015 and December 31, 2014, respectively, guaranteed by Hong Long	10,231,901	12,413,456

Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 5.250% and 6.400% at June 30, 2015 and December 31, 2014, respectively, collateralized by Pingtan Fishing's investment in equity interest of a China local bank	1,642,360	1,906,003

Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.6700% and 6.8775% at June 30, 2015 and December 31, 2014, respectively, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 14 fishing vessels under construction	12,481,934	12,951,048
Total long-term bank loans	$45,181,316	$57,493,687
Less: current portion	(13,286,690)	(18,868,616)
Long-term bank loans, non-current portion	$31,894,626	$38,625,071

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2015

NOTE 12 – BANK LOANS (continued)

Long-term bank loans (continued)

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending June 30,	Principal
2016	$13,286,690
2017	12,120,614
2018	11,233,741
2019	1,478,124
2020	1,642,360
Thereafter	5,419,787
$45,181,316
Less: current portion	(13,286,690)
Long-term liability	$31,894,626

The weighted average interest rate for short-term bank loans was approximately 2.8% and 5.2% for the six months ended June 30, 2015 and 2014, respectively.

The weighted average interest rate for long-term bank loans was approximately 6.0% and 6.7% for the six months ended June 30, 2015 and 2014, respectively.

For the three months ended June 30, 2015 and 2014, interest expense related to bank loans amounted to $1,085,551 and $1,491,689, respectively, of which, $0 and $214,911 was capitalized to construction-in-progress, respectively. For the six months ended June 30, 2015 and 2014, interest expense related to bank loans amounted to $2,039,195 and $3,002,199, respectively, of which, $0 and $592,998 was capitalized to construction-in-progress, respectively.

NOTE 13 – ACCRUED LIABILITIES AND OTHER PAYABLES

At June 30, 2015 and December 31, 2014, accrued liabilities and other payables consisted of the following:

	June 30, 2015	December 31, 2014
Accrued salaries and related benefits	$7,152,951	$5,164,936
Accrued interest due	92,234	178,381
Accrued professional fees	-	11,099
Other	224,174	247,891
	$7,469,359	$5,602,307

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2015

NOTE 14 – SHAREHOLDERS’ EQUITY

Warrants

An aggregate of 30,329,883 ordinary shares and 3,966,667 warrants were originally issued by CGEI to Chum Capital Group Limited, in connection with a private placement prior to CGEI’s initial public offering, and that became exercisable for the Company’s ordinary shares beginning on March 27, 2013 (the “Sponsor Warrants”). The Sponsor Warrants have been registered for resale by the selling security-holders under Form S-3 filed on June 17, 2013 and declared effective on June 19, 2013. On June 2, 2011, the Company sold 5,000,000 units, at an offering price of $10.00 per unit, generating gross proceeds of $50,000,000. Each unit consists of one ordinary share, $0.001 par value, of the Company and one purchase warrant. Each warrant will entitle the holder to purchase from the Company one ordinary share at an exercise price of $12.00 commencing upon the completion of a business combination and expiring five years from the consummation of a business combination. The Company also registered an aggregate of 8,966,667 ordinary shares that are issuable by the Company upon exercise of the 3,966,667 Sponsor Warrants and 5,000,000 warrants that were issued in the CGEI’s initial public offering (the “Public Warrants”) and that became exercisable upon the consummation of the transactions contemplated by that certain Agreement and Plan of Merger, dated as of October 24, 2012, between CGEI, CDGC, China Growth Dredging Sub Ltd. and Xinrong Zhuo and by that certain Share Purchase Agreement, dated as of October 24, 2012, between CGEI and Merchant Supreme.

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

In accordance with U.S. GAAP, the Company accounted for the Warrants as equity instruments.

There were no stock warrants issued, terminated/forfeited, exercised during the six months ended June 30, 2015.

The following table summarizes the shares of the Company’s ordinary stock issuable upon exercise of warrants outstanding and exercisable at June 30, 2015:

Warrants outstanding				Warrants exercisable
Range of exercise price	Number outstanding at June 30, 2015	Weighted average remaining contractual life (years)	Weighted average exercise price	number exercisable at June 30, 2015	Weighted average exercise price
$12.00	8,966,667	2.7	$12.00	8,966,667	$12.00

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2015

NOTE 15 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At June 30, 2015 and December 31, 2014, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

No customer accounted for 10% or more of the Company’s sales during the three and six months ended June 30, 2015 and 2014.

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
Supplier	2015	2014	2015	2014
A	*	*	*	11%
B (Hong Fa Shipping Limited, a related party)	51%	39%	53%	30%
C (Hong Long, a related party)	36%	49%	21%	47%

*less than 10%

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of June 30, 2015 and December 31, 2014, which have not been reflected in its consolidated financial statements.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2015

NOTE 16 – COMMITMENTS AND CONTINGENCIES (continued)

Equity investment commitment

On June 12, 2014, Pingtan Fishing incorporated an equity investment with two companies for the fishery processing purpose. Total registered capital of the equity investment is approximately $164 million (RMB 1 billion) and Pingtan Fishing accounted for 35% of the total ownership. Therefore, Pingtan Fishing has the obligation to contribute approximately $57.5 million (RMB 350 million) as the equity investment’s registered capital. As of June 30, 2015, the Pingtan Fishing has contributed approximately $57.2 million (RMB 348 million) as registered capital that was recorded as equity method investment on the accompanying consolidated balance sheets. Pingtan Fishing intends to use its present working capital together with bank loans to fund the project cost.

NOTE 17 – SUBSEQUENT EVENT

In July 2015, the Company repaid short-term loan from China Development Bank in the principal amount of $5,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Pingtan Marine Enterprise Ltd. for the six months ended June 30, 2015 and 2014 should be read in conjunction with the Pingtan Marine Enterprise Ltd. unaudited financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 10, 2015. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

In June 2013, we expanded our fleet from 40 to 86 vessels through a purchase of 46 fishing trawlers for a total consideration of $410.1 million. We began operating these vessels in the third quarter of 2013 and  have been entitled to net profits from their operation. These vessels are fully licensed to fish in Indonesian waters. Each vessel carries a crew of 10 to 15 persons. These vessels have resulted in additional carrying capacity of approximately 45,000 to 50,000 tons of fish.

In September 2013, we further increased our fleet to 106 vessels with the acquisition of 20 newly-built fishing trawlers. These vessels are fully licensed to fish in Indian and Indonesian waters. At full operation, each vessel is capable of harvesting 900 to 1,000 tons of fish.

Subsequent to our fleet expansions, in September 2013, the Ministry of Agriculture of the People’s Republic of China (“MOA”) issued a notification that it would suspend accepting shipbuilding applications for tuna harvesting vessels, squid harvesting vessels, Pacific saury harvesting vessels, trawlers operating on international waters, seine on international waters, and trawlers operating on the Arafura Sea of Indonesia. We believe the announcement is a positive indicator for long-term stability and balance in China’s fishing industry. We believe that this has helped to ensure our fishing productivity in international waters, while also serving as a major barrier to entry for competitors in our industry and strengthening our competitive position in the markets.

On December 4, 2013, in connection with the sale of CDGC to Hong Long, a related party, we acquired 25-year operating license rights in connection with the lease of 20 fishing drifters for the appraised fair market value of approximately $216.1 million, whereby we are entitled to 100% of the operations and net profits (losses) from the vessels for the term of the lease.

In September 2014, we further expanded our fleet to 129 vessels with the addition of 3 newly-built fishing trawlers. At full operation, each vessel is capable of harvesting 2,000 tons of fish.

In June 2015, we purchased 4 longline fishing vessels and 2 squid jigging vessels for the appraised fair market value of approximately $56.2 million. These vessels are fully licensed to fish in the Western and Central Pacific Ocean of the International Waters and are primarily focused on catching tuna and squid. We expect that the expansions of our fleet will increase our fish harvest volume and revenue.

In addition to acquisitions of new vessels, we also strengthen our fleet by continuously upgrading and renovating our existing vessels. Currently, 13 aged fishing vessels are under dismantling and will be replaced by 13 newly-built fishing vessels.

As of June 30, 2015, we own 107 trawlers, 4 longline fishing vessels, 2 squid jigging vessels and 2 drifters and have exclusive operating license rights to 20 drifters. We are the second largest China based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 14 years. These vessels are fully licensed to fish in Indonesian, Indian, or international waters. Among the 135 fishing vessels, 117 of these vessels are licensed to operate in the Arafura Sea in Indonesia but temporarily not operating due to the moratorium discussed below, 12 vessels are operating in the Bay of Bengal in India, and the remaining 6 are operating in international waters.

We catch nearly 30 different species of fish including ribbon fish, Indian white shrimp, croaker fish, pomfret, Spanish mackerel, conger eel, squid and red snapper. All of our catch is shipped back to China. Our fishing vessels transport frozen catch to a cold storage warehouse at nearby onshore fishing bases. We then arrange periodic chartered transportation ships to deliver frozen stocks to nine cold storage warehouses located in one of China’s largest seafood trading centers, Mawei Seafood Market in Fujian Province.

We derive our revenue primarily from the sale of frozen seafood products. We sell our products directly to customers including distributors, restaurant owners and exporters. Most of our customers have long-term, trustworthy and cooperative relationships with us. Our existing customers also introduce new customers to us from time to time. Our operating results are subject to seasonal variations. Harvest volume is the highest in the fourth quarter of the year while harvest volumes in the second and third quarters are relatively low due to the spawn season of certain fish species, including ribbon fish, cuttlefish, pomfret, and calamari. Based on past experiences, demand for seafood products is the highest from December to January, during Chinese New Year. We believe that our profitability and growth are dependent on the termination of the moratorium discussed below and our ability to expand our customer base. With the expansion of operating capacity and expected increases in harvest volume in the future, we will continue to develop new customers from existing and new territories in China.

Significant factors affecting our results of operations

●	The Indonesian government's recent moratorium on fishing licenses renewals: In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in Indonesian waters have been informed by the Indonesian government to operate within strict guidelines and subsequently to cease operation, in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. We currently operate 135 fishing vessels and 117 of these vessels operate in the Arafura Sea of Indonesia. To cooperate and comply with the Indonesian government’s fishing license check procedures, in January 2015 we lowered our operation to approximately half of our normal level. From February 2015, we have temporarily ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this temporary ban has caused a significant drop in our production. As a result, our sales for the three and six months ended June 30, 2015 decreased significantly as compared to the three and six months ended June 30, 2014. The Indonesian government had previously expected the license check of fishing vessels to be completed by April 30, 2015. As of the date of this report, the license check was still in process. While we believe that over the long-term the Indonesian government’s anti-illegal fishing measures will be beneficial to fully licensed fishing companies such as PME, we cannot guarantee when fishing will resume in this area, and our financial condition and results of operation will continue to be materially impacted while this moratorium is in existence.

●	Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable government agencies. Our inability to obtain, or loss or denial of extensions to, any of our applicable licenses or permits could hamper our ability to generate revenue from our operations.

●	Resource & environmental factors: Our fishing expeditions are based in India and Indonesia. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also have impact our harvest volume.

●

Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●

Competition: We engage in the business in the Arafura Sea of Indonesia and the Bay of Bengal in India. Competition within our dedicated fishing areas is not currently significant as the region is not overfished or regulated by government limits on the number of vessels that are allowed to fish in the territories; however, there is no guarantee that competition will not become more intense. Competition in the market in China, however, is keen. We compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. Our catch appeals to a wide segment of consumers because of the low price points of our products. We have been able to sell our catch at market prices and such market prices have been increasing significantly since 2012

30

●

Fishing licenses: Each of our fishing vessels requires approval from the Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are valid for a period of three to twelve months, and are awarded to us at no cost. We apply for the renewal of the approval prior to expiration to avoid interruptions of our fishing vessels’ operations. Each of our fishing vessels operating in Indonesian waters requires a fishing license granted by the authority in Indonesia. Indonesian fishing licenses remain effective for a period of twelve months and we apply for renewal upon expiration. We record the cost of Indonesian fishing licenses in deferred expenses on the accompanying consolidated balance sheets and amortize the cost over the effective periods of the licenses.

RESULTS OF OPERATIONS

Comparison of results of operations for the three and six months ended June 30, 2015 and 2014

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

For the three months ended June 30, 2015 and 2014, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended June 30, 2015
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$8,832	2,848,234	$3.10	57.9%
Ribbon fish	3,544	1,270,665	2.79	23.2%
Pomfret	331	110,383	3.00	2.2%
Spanish mackerel	527	180,226	2.92	3.5%
Conger eel	218	82,201	2.66	1.4%
Squid	323	84,102	3.84	2.1%
Others	1,479	275,513	5.37	9.7%
Total	$15,254	4,851,324	$3.14	100.0%

	Three Months ended June 30, 2014
	Revenue	Volume (KG)	Average price	Percentage of revenue
Ribbon fish	$21,673	8,090,283	$2.68	38.1%
Indian white shrimp	12,010	1,395,830	8.60	21.1%
Pomfret	7,200	3,310,840	2.17	12.7%
Croaker fish	2,575	1,009,973	2.55	4.5%
Red fish	1,920	511,188	3.76	3.4%
Spanish mackerel	1,664	570,688	2.92	2.9%
Others	9,867	4,189,189	2.36	17.3%
Total	$56,909	19,077,991	$2.98	100.0%

For the six months ended June 30, 2015 and 2014, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Six Months Ended June 30, 2015
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$20,646	6,745,366	$3.06	46.9%
Ribbon fish	11,390	4,554,351	2.50	25.9%
Pomfret	2,980	1,081,873	2.75	6.8%
Spanish mackerel	2,006	627,151	3.20	4.6%
Conger eel	1,581	742,946	2.13	3.6%
Squid	1,469	476,819	3.08	3.3%
Others	3,915	1,158,144	3.38	8.9%
Total	$43,987	15,386,650	$2.86	100.0%

	Six Months ended June 30, 2014
	Revenue	Volume (KG)	Average price	Percentage of revenue
Ribbon fish	$39,135	14,951,732	$2.62	31.9%
India white shrimp	23,169	2,676,400	8.66	18.9%
Pomfret	18,520	8,045,726	2.30	15.1%
Croaker fish	10,754	4,079,034	2.64	8.8%
Threadfin	4,102	1,368,188	3.00	3.3%
Conger eel	3,624	1,481,386	2.45	3.1%
Others	23,188	9,321,969	2.49	18.9%
Total	$122,492	41,924,435	$2.92	100.0%

For the three months ended June 30, 2015, we had revenue of $15,254,003, as compared to revenue of $56,909,432 for the three months ended June 30, 2014, a decrease of $41,655,429, or 73.2%. Sales volumes in the three months ended June 30, 2015 decreased 74.6% to 4,851,324 kg from 19,077,991 kg in the three months ended June 30, 2014. Average unit sale price increased 5.4% in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, which was primarily due to the different sales mix.

For the six months ended June 30, 2015, we had revenue of $43,986,827, as compared to revenue of $122,492,384 for the six months ended June 30, 2014, a decrease of $78,505,557, or 64.1%. Sales volumes in the six months ended June 30, 2015 decreased 63.3% to 15,386,650 kg from 41,924,435 kg in the six months ended June 30, 2014. Average unit sale price decreased 2.1% in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, which was primarily due to the different sales mix.

Our decrease in revenue is attributable to the fact that, in early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in the Indonesian waters have been informed by the Indonesian government to operate within strict guidelines in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. And we have temporarily cease operations in the Indonesian waters since February 2015.

Among our 135 fishing vessels, 117 are licensed to operate in the Arafura Sea of Indonesia subject to the moratorium. To cooperate and remain in compliance with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of our normal level. From February 2015, we have temporarily ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this temporary ban has caused a significant drop in our production. As a result, our sales for the three and six months ended June 30, 2015 decreased significantly as compared to the three and six months ended June 30, 2014.

The Indonesian government had previously expected the license check of fishing vessels to be completed by April 30, 2015. As of the date of this report, the license check was still in process. While we believe that over the long-term the Indonesian government’s anti-illegal fishing measures will be beneficial to fully licensed fishing companies such as PME, we cannot guarantee when fishing will resume in this area, and our financial condition and results of operation will continue to be materially impacted while this moratorium is in existence.

Cost of revenue

Our cost of revenue primarily consists of fuel costs, freight, direct labor costs, depreciation, fishing vessels maintenance fees and other overhead costs. Fuel costs generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,
	2015			2014
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel costs	$4,150	29.5%	27.2%	$24,442	61.9%	42.9%
Labor costs	4,313	30.7%	28.3%	3,645	9.2%	6.4%
Depreciation	2,229	15.9%	14.6%	1,813	4.6%	3.2%
Maintenance fees	1,937	13.8%	12.7%	2,412	6.2%	4.2%
Freight	641	4.6%	4.2%	4,531	11.5%	8.0%
Fishing license and agent fees	562	4.0%	3.7%	1,516	3.8%	2.7%
Spare parts	216	1.5%	1.4%	1,113	2.8%	2.0%
Total cost of revenue	$14,048	100.0%	92.1%	$39,472	100.0%	69.4%

The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,
	2015			2014
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel costs	$12,530	40.0%	28.5%	$49,049	61.7%	40.0%
Labor costs	8,348	26.7%	19.0%	7,201	9.1%	5.9%
Depreciation	3,697	11.8%	8.4%	3,135	3.9%	2.6%
Maintenance fees	2,370	7.5%	5.4%	4,580	5.8%	3.7%
Freight	2,089	6.7%	4.7%	9,330	11.7%	7.6%
Fishing license and agent fees	1,312	4.2%	3.0%	3,012	3.8%	2.5%
Spare parts	968	3.1%	2.2%	3,149	4.0%	2.6%
Total cost of revenue	$31,314	100.0%	71.2%	$79,456	100.0%	64.9%

Cost of revenue for the three months ended June 30, 2015 was $14,047,666, representing a decrease of $25,424,767 or 64.4% as compared to $39,472,433 for the three months ended June 30, 2014. The decrease was primarily attributable to the decrease in our revenue. Cost of revenue for the six months ended June 30, 2015 was $31,313,955, representing a decrease of $48,141,968 or 60.6% as compared to $79,455,923 for the six months ended June 30, 2014. The decrease was primarily attributable to the decrease in our revenue.

Gross profit

Our gross profit is affected primarily by changes in production cost. Fuel cost, freight and labor costs together account for about 64.8% and 82.6% of cost of revenue for the three months ended June 30, 2015 and 2014, respectively. Fuel cost, freight and labor costs together account for about 73.4% and 82.5% of cost of revenue for the six months ended June 30, 2015 and 2014, respectively. The fluctuation of fuel price, freight price and exchange rates may significantly affect our cost level and gross profit.

The following table sets forth information as to our revenue, cost of revenue, gross profit and gross margin for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$15,254,003	$56,909,432	$43,986,827	$122,492,384
Cost of revenue	$14,047,666	$39,472,433	$31,313,955	$79,455,923
Gross profit	$1,206,337	$17,436,999	$12,672,872	$43,036,461
Gross margin	7.9%	30.6%	28.8%	35.1%

Gross profit for the three months ended June 30, 2015 was $1,206,337, representing a decrease of $16,230,662 or 93.1% as compared to $17,436,999 for the three months ended June 30, 2014 due to the moratorium described above. Gross margin decreased to 7.9% for the three months ended June 30, 2015 from 30.6% for the three months ended June 30, 2014.

Gross profit for the six months ended June 30, 2015 was $12,672,872, representing a decrease of $30,363,589 or 70.6% as compared to $43,036,461 for the six months ended June 30, 2014 due to the moratorium described above. Gross margin decreased to 28.8% for the six months ended June 30, 2015 from 35.1% for the six months ended June 30, 2014.

The significant decrease in gross margins for the three and six months ended June 30, 2015 as compared to the corresponding 2014 periods were primarily attributable to: (i) the reduced scale of operations resulting from lower revenue, which is reflected in the allocation of fixed costs, mainly consisting of depreciation and labor costs, to cost of revenue; (ii) the ordinary repairs and maintenance which were performed to maintain vessels in operating condition were expensed in the periods incurred and represent revenue expenditures. The overhead costs were allocated to less production volume due to the reduced operations during the first half of 2015. We expect that our gross margin will remain at its current level in the near future and we can only improve our gross margin to the extent that we can become more efficient by increasing our production.

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

Selling expense totaled $291,765 for the three months ended June 30, 2015, as compared to $568,422 for the three months ended June 30, 2014, a decrease of $276,657 or 48.7%. Selling expense totaled $997,285 for the six months ended June 30, 2015, as compared to $1,239,373 for the six months ended June 30, 2014, a decrease of $242,088 or 19.5%. Selling expense for the three and six months ended June 30, 2015 and 2014 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Storage fees	$169,228	$273,466	$488,091	$551,260
Shipping and handling fees	70,124	152,434	229,465	366,359
Advertising	25,181	533	90,372	533
Insurance	333	129,229	88,634	272,230
Other	26,899	12,760	100,723	48,991
	$291,765	$568,422	$997,285	$1,239,373

●	For the three months ended June 30, 2015, storage fees decreased by $104,238, or 38.1%, as compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, storage fees decreased by $63,169, or 11.5%, as compared to the six months ended June 30, 2014. The decrease was primarily attributable to the decrease in our storage area resulting from the decreased inventories.

●	For the three months ended June 30, 2015, shipping and handling fees decreased by $82,310, or 54.0%, as compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, shipping and handling fees decreased by $136,894, or 37.4%, as compared to the six months ended June 30, 2014. The decrease was mainly attributable to the decrease in our sales.

●	For the three months ended June 30, 2015, insurance decreased by $128,896, or 99.7%, as compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, insurance decreased by $183,596, or 67.4%, as compared to the six months ended June 30, 2014. The decrease was primarily attributable to the decrease in our revenue.

●	For the three months ended June 30, 2015, advertising expenses increased by $24,648 as compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, advertising expenses increased by $89,839 as compared to the six months ended June 30, 2014. The increase was mainly attributable to the increased advertising activities incurred in the 2015 periods in order to enhance our visibility.

●

Other selling expense, which primarily consisted of customs service charge, inspection fees and examination fees for our fishing vessels, for the three months ended June 30, 2015 increased by $14,139, or 110.8%, as compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, other selling expense increased by $51,732, or 105.6%, as compared to the six months ended June 30, 2014. The increase was primarily attributable to the increase in customs service charges due to the increased percentage of outsourced customs service for fish from India. We provide in-house customs service for fish from Indonesia and outsource customs service for fish from India. The outsourcing service has a larger cost than in-house service.

General and administrative expense

General and administrative expense totaled $369,088 for the three months ended June 30, 2015, as compared to $798,569 for the three months ended June 30, 2014, a decrease of $429,481 or 53.8%. General and administrative expense totaled $1,813,302 for the six months ended June 30, 2015, as compared to $1,578,840 for the six months ended June 30, 2014, an increase of $234,462 or 14.9%. General and administrative expense for the three and six months ended June 30, 2015 and 2014 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Compensation and related benefits	$283,805	$211,205	$649,927	$418,958
Professional fees	239,065	189,408	750,168	301,380
Rent and related administrative service charge	119,099	118,888	238,124	237,699
Travel and entertainment	12,838	109,376	68,665	196,038
Bad debt recovery	(326,304)	-	(165,539)	-
Other	40,585	169,692	271,957	424,765
	$369,088	$798,569	$1,813,302	$1,578,840

●	For the three months ended June 30, 2015, compensation and related benefits increased by $72,600, or 34.4%, as compared to the three months ended June 30, 2014. Compensation and related benefits for the six months ended June 30, 2015 increased by $230,969, or 55.1%, as compared to the six months ended June 30, 2014. The increase was primarily attributable to an increase in salaries and related benefits incurred and paid to our management and other administrative staff resulting from the anticipated expansion of our business.

●	Professional fees, which consist of legal fees, accounting fees, investor relations services charge and other fees associated with being a public company, for the three months ended June 30, 2015 increased by $49,657, or 26.2%, as compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, professional fees increased by $448,788, or 148.9%, as compared to the six months ended June 30, 2014. The increase for the six months ended June 30, 2015 was mainly attributable to the increase in accounting fees of approximately $444,000 mainly due to the change in independent registered public accounting firm.

●	For the three months ended June 30, 2015, travel and entertainment expense decreased by $96,538, or 88.3% as compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, travel and entertainment expense decreased by $127,373, or 65.0% as compared to the six months ended June 30, 2014. The decrease was mainly attributable to the decrease in travel for investor road shows and conferences.

●	Rent and related administrative service charge remained consistent for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014.

●	For the three and six months ended June 30, 2015, we recorded bad debt recovery of $326,304 and $165,539, respectively. We did not record any bad debt expense or recovery for the three and six months ended June 30, 2014. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●	Other general and administrative expense, which primarily consist of communication fees, office supply, depreciation, miscellaneous taxes, severance payments, registration fees, director and officer liability insurance and bank service charges, for the three months ended June 30, 2015 decreased by $129,107, or 76.1%, as compared to the three months ended June 30, 2014, due to stricter control on corporate spending. For the six months ended June 30, 2015, other general and administrative expense decreased by $152,808, or 36.0%, as compared to the six months ended June 30, 2014, which was mainly attributable to a decrease in bank service charges of approximately $165,000.

Income from operations

For the three months ended June 30, 2015, income from operations was $545,484, as compared to $16,070,008 for the three months ended June 30, 2014, a decrease of $15,524,524 or 96.6% due to the moratorium described above. As a result of the factors described above, for the six months ended June 30, 2015, income from operations amounted to $9,862,285, as compared to $40,218,248 for the six months ended June 30, 2014, a decrease of $30,355,963, or 75.5%.

Other income (expense)

Other income / expense mainly include interest income from bank deposits, interest expenses generated from short-term and long-term bank borrowings, foreign currency transaction gain/loss, grant income, investment income from cost method investment, loss on equity method investment and loss on fixed assets disposal.

For the three months ended June 30, 2015, other expense, net, amounted to $2,129,549 as compared to other expense, net, of $1,227,647 for the three months ended June 30, 2014, an increase of $901,902 or 73.5%, which was primarily attributable to an increase in loss on fixed assets disposal of approximately $1,556,000, relating to 13 aged fishing vessels being dismantled and to be replaced by 13 new vessels, offset by a decrease in foreign currency transaction loss of approximately $326,000, an increase in interest income from our bank deposits of approximately $63,000, a decrease in interest expense of approximately $191,000 mainly due to the decrease in our interest bearing bank loans, and an increase in investment income from cost method investment of approximately $75,000.

For the six months ended June 30, 2015, other expense, net, amounted to $3,030,088 as compared to other expense, net, of $1,987,171 for the six months ended June 30, 2014, an increase of $1,042,917 or 52.5%, which was primarily attributable to an increase in loss on fixed assets disposal of approximately $1,556,000, and a decrease in grant income of approximately $524,000, offset by a decrease in foreign currency transaction loss of approximately $518,000, an increase in interest income from our bank deposits of approximately $79,000, a decrease in interest expense of approximately $370,000 mainly due to the decrease in our interest bearing bank loans, and an increase in investment income from cost method investment of approximately $75,000.

The grant income represents an incentive granted by the Chinese government to encourage the development of ocean fishing industry in order to satisfy the increased demand of natural seafood in China. The grant income, which was recognized in the six months ended June 30, 2014, is mainly related to our fuel expenditures.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the three and six months ended June 30, 2015 and 2014.

Net (loss) income

As a result of the factors described above, our net loss was $1,584,065 for the three months ended June 30, 2015, as compared with net income of $14,842,361 for the three months ended June 30, 2014, a change of $16,426,426 or 110.7%. Our net income was $6,832,197 for the six months ended June 30, 2015, as compared with $38,231,077 for the six months ended June 30, 2014, a decrease of $31,398,880 or 82.1%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries which are incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries which are incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of income and comprehensive income. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $465,695 for the three months ended June 30, 2015, as compared to a foreign currency translation gain of $306,262 for the three months ended June 30, 2014. We reported a foreign currency translation gain of $1,112,451 for the six months ended June 30, 2015, as compared to a foreign currency translation loss of $993,339 for the six months ended June 30, 2014. This non-cash gain/loss had the effect of increasing/decreasing our reported comprehensive income.

Comprehensive (loss) income

As a result of our foreign currency translation adjustment, we had comprehensive loss for the three months ended June 30, 2015 of $1,118,370, compared to comprehensive income of $15,148,623 for the three months ended June 30, 2014. As a result of our foreign currency translation adjustment, we had comprehensive income for the six months ended June 30, 2015 of $7,944,648, compared to $37,237,738 for the six months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government grants relating to fuel expenditure as the government incentive for encouraging development of ocean fishing industry. At June 30, 2015 and December 31, 2014, we had cash balances of approximately $26,211,000 and $12,752,000, respectively. Significant portion of these funds are located in financial institutions located in China and will continue to be indefinitely reinvested in China operations.

The following table sets forth a summary of changes in our working capital from December 31, 2014 to June 30, 2015:

			December 31, 2014 to June 30, 2015
	June 30, 2015	December 31, 2014	Change	Percentage Change
Working capital:
Total current assets	$75,497,845	$105,913,623	$(30,415,778)	(28.7)%
Total current liabilities	58,949,103	61,146,180	(2,197,077)	(3.6)%
Working capital:	$16,548,742	$44,767,443	$(28,218,701)	(63.0)%

Our working capital decreased $28,218,701 to $16,548,742 at June 30, 2015 from working capital of $44,767,443 at December 31, 2014. This decrease in working capital is primarily attributable to a significant decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $35,978,000, primarily due to the significant decrease in revenue and maturities of 90 days credit term offered to corporate customers in the last quarter of 2014, a decrease in inventories of approximately $10,012,000 due to the decreased fishing activities in 2015, a decrease in deferred expenses – related parties of approximately $905,000, a decrease in other receivables of approximately $22,652,000 mainly due to the refunds received from commercial retail space prepayments in 2015, an increase in short-term bank loans of approximately $1,146,000, an increase in accrued liabilities and other payables of approximately $1,867,000, an increase in dividend payable of approximately $791,000 and an increase in due to related parties of approximately $2,000,000, offset by an increase in cash of approximately $13,459,000, an increase in prepaid expenses of approximately $4,580,000  mainly due to prepayment made for fishing nets and spare parts, an increase in prepaid expenses – related parties of approximately $7,460,000  primarily due to prepayments for fuel and other items, an increase in other receivables – related parties of approximately $13,632,000 due to the advances made to our related parties in the first half of 2015 in connection with the termination of VIE structure (See Note 11), which will be returned to the Company in the next 12 months, a decrease in accounts payable – related parties of approximately $2,289,000, a decrease in advances from customers of approximately $165,000, and a decrease in long-term bank loans – current portion of approximately $5,582,000.

Because the exchange rate conversion is different for consolidated balance sheets and consolidated statements of cash flows, the changes in assets and liabilities reflected on consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on consolidated balance sheets.

Cash flows for the six months ended June 30, 2015 compared to the six months ended June 30, 2014

The following summarizes the key components of our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$46,806,807	$16,237,308
Net cash used in investing activities	(18,331,661)	(21,193,451)
Net cash (used in) provided by financing activities	(14,974,898)	10,845,175
Effect of exchange rate on cash	(41,522)	(417,568)
Net increase in cash	$13,458,726	$5,471,464

Net cash flow provided by operating activities was $46,806,807 for the six months ended June 30, 2015 as compared to $16,237,308 for the six months ended June 30, 2014, an increase of $30,569,499.

●

Net cash flow provided by operating activities for the six months ended June 30, 2015 primarily reflected net income of approximately $6,832,000 and the add-back of non-cash items mainly consisting of depreciation of approximately $3,587,000, and a loss on disposal of fixed assets of approximately $1,556,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $36,409,000 due to the significant decrease in revenue and collections made, a decrease in inventories of approximately $10,071,000 mainly due to the decreased fishing activities in the first half of 2015, a decrease in deferred expenses – related parties of approximately $909,000, and an increase in accrued liabilities and other payables of approximately $1,814,000, offset by an increase in prepaid expenses of approximately $4,562,000 mainly due to prepayments made for fishing nets and spare parts, an increase in prepaid expenses – related parties of approximately $7,371,000 primarily due to prepayments made for fuel and other items, and a decrease in accounts payable – related parties of approximately $2,301,000.

●	Net cash flow provided by operating activities for the six months ended June 30, 2014 primarily reflected net income of approximately $38,231,000 and the add-back of non-cash item consisting of depreciation of approximately $3,269,000, and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expense of approximately $1,422,000 and an increase in accrued liabilities and other payables of approximately $735,000, offset primarily by an increase in accounts receivable of approximately $16,402,000 mainly due to the significant increase in our sales revenue, an increase in inventories of approximately $4,984,000, an increase in other receivables of approximately $155,000, a decrease in accounts payable of approximately $1,296,000, a decrease in accounts payable – related parties of approximately $4,306,000 due to the payments made to our related parties in 2014 and a decrease in advances from customers of approximately $291,000.

Net cash flow used in investing activities was $18,331,661 for the six months ended June 30, 2015 as compared to net cash flow used in investing activities of $21,193,451 for the six months ended June 30, 2014. During the six months ended June 30, 2015, we made the payments for equity method investment of approximately $40,898,000 and made payments for purchase of property, plant and equipment of approximately $16,000, offset by refunds received from commercial retail space prepayments of approximately $22,583,000. During the six months ended June 30, 2014, we made the prepayments for commercial retail space purchase of approximately $22,307,000 and made payments for purchase of property, plant and equipment of approximately $773,000, offset by refund from fixed assets deposits of approximately $1,887,000.

Net cash flow used in financing activities was $14,974,898 for the six months ended June 30, 2015 as compared to net cash flow provided by financing activities of $10,845,175 for the six months ended June 30, 2014. During the six months ended June 30, 2015, we acquired fishing vessels from related parties under common control of approximately $56,206,000, repaid short-term bank loans of approximately $6,078,000, repaid long-term bank loans of approximately $12,731,000, made cash dividend of approximately $791,000, and made payments to related parties in connection with the termination of VIE structure (see note 11) of approximately $13,578,000 which will be returned to the Company in next 12 months, offset by proceeds from short-term bank loans of approximately $6,973,000, advances from related parties of approximately $2,000,000 and received capital contribution from non-controlling interest of approximately $65,436,000. During the six months ended June 30, 2014, we received proceeds from short-term bank loans of approximately $29,525,000, and received proceeds from long-term bank loans of approximately $3,717,000, and received advance from related parties of approximately $650,000, offset by the repayments of short-term bank loans of approximately $17,403,000, and repayments of long-term bank loans of approximately $5,644,000.

We have historically funded our capital expenditures from our working capital and bank loans. As of June 30, 2015, we have contractual commitments of approximately $328,000 related to an equity investment commitment. We intend to fund the costs with our existing working capital and by obtaining financing mainly from local banking institutions with which we have done business in the past. We believe that the relationships with local banks are in good standing. And we have not encountered difficulties in obtaining needed borrowings from local banks. We believe that our available cash together with our cash flow from operations and secured bank financing and/or other third party financing will be sufficient to meet our anticipated cash requirements for the next twelve months.

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

The following tables summarize our contractual obligations as of June 30, 2015 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$1	$1	$-	$-	$-
Related party rental and related administrative service charge obligation	231	231	-	-	-
Registered capital contribution obligation in equity investment interest	328	-	-	-	328
Short-term bank loans (1)	31,500	31,500	-	-	-
Long-term bank loans	45,181	13,287	23,354	3,120	5,420
Total	$77,241	$45,019	$23,354	$3,120	$5,748

(1)	Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity price risk

Oil cost accounts for approximately 29.5% and 40.0% of our total cost of revenue for the three and six months ended June 30, 2015, respectively. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at June 30, 2015 and did not employ any commodity price derivatives in the six months ended June 30, 2015.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $0.1 million based on our revenue, costs and expenses, assets and liabilities denominated in RMB as of June 30, 2015. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $76.7 million as of June 30, 2015. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our earnings and cash flows by approximately $20,000. The potential change in cash flows and earnings is calculated based on the change in the net interest expense over a one year period due to an immediate 100 basis point change in interest rates.

Inflation risk

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling and general and administrative expenses as a percentage of total revenue if the selling prices of our products do not increase with these increased costs.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2015, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of June 30, 2015 due to the material weakness we reported in our 2014 10-K which has not yet been remediated. In our 2014 10-K we reported that we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to material weakness) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 14, 2015, Paul Fila, individually and on behalf of all others similarly situated (collectively, “Plaintiffs”), filed a putative class action complaint in the United States District Court, Southern District of New York, against the Company and certain of its executive officers and directors. On July 1, 2015, Plaintiffs filed an amended complaint. The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief. Plaintiffs contend that defendants knew or were reckless in not knowing that Pingtan Fishing did not pay its profits to the Company in 2014 even though it was reported to the SEC that the Company received $85.8 million in profits from Pingtan Fishing that year. Our reply is due on September 11, 2015. We believe that the class action lawsuit is without merit and we intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

The Indonesian government recent moratorium on fishing licenses renewals

In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in Indonesian waters have been informed by the Indonesian government to operate within strict guidelines in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. We currently operate 135 fishing vessels and have a license to operate 117 of these vessels operate in the Arafura Sea of Indonesia. To cooperate and remain in compliance with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of our normal level. From February 2015, we have temporarily ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this temporary ban has caused a significant drop in our production. As a result, our sales for the three and six months ended June 30, 2015 decreased significantly as compared to the three and six months ended June 30, 2014. The Indonesian government had previously expected the license check of fishing vessels to be completed by April 30, 2015. As of the date of this report, the license check was still in process. While we believe that over the long-term the Indonesian government’s anti-illegal fishing measures will be beneficial to fully licensed fishing companies such as PME, we cannot guarantee when fishing will resume in this area, and our financial condition and results of operation will continue to be materially impacted while this moratorium is in existence.

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: August 10, 2015	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman and Chief Executive Officer

Date: August 10, 2015	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer

