Form 10-Q
period 2015-09-30
Pingtan Marine Enterprise Ltd.
filed 2015-11-09
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 001-35192

PINGTAN MARINE ENTERPRISE LTD.

(Exact name of Registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary stock, as of the latest practicable date. As of November 9, 2015, the outstanding number of shares of the registrant’s ordinary stock, par value $0.001 per share, was 79,055,053.

PINGTAN MARINE ENTERPRISE LTD.

FORM 10-Q

September 30, 2015

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$21,092,310	$12,752,272
Accounts receivable, net of allowance for doubtful accounts	10,221,351	49,999,712
Inventories	5,442,615	12,123,405
Prepaid expenses	38,647,378	32,913
Prepaid expenses - related parties	14,522,315	7,319,975
Deferred expenses - related parties	46,083	1,029,114
Other receivables	79,374	22,656,232
Other receivables - related parties	8,163,049	-
Total Current Assets	98,214,475	105,913,623

OTHER ASSETS:
Cost method investment	3,305,109	3,421,031
Equity method investment	54,733,971	15,964,812
Prepayment for long-term assets	14,649,387	13,750,102
Property, plant and equipment, net	95,061,020	109,980,617
Total Other Assets	167,749,487	143,116,562
Total Assets	$265,963,962	$249,030,185

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,111,274	$1,181,977
Accounts payable - related parties	5,057,984	2,601,314
Advances from customers	-	164,724
Short-term bank loans	28,571,024	30,353,890
Long-term bank loans - current portion	12,150,209	18,868,616
Accrued liabilities and other payables	9,263,009	5,602,307
Due to related parties	23,354	2,373,352
Total Current Liabilities	56,176,854	61,146,180

OTHER LIABILITIES:
Long-term bank loans - non-current portion	29,572,854	38,625,071
Total Liabilities	85,749,708	99,771,251

SHAREHOLDERS' EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at September 30, 2015 and December 31, 2014)	79,055	79,055
Additional paid-in capital	111,011,856	117,525,377
Retained earnings	47,171,563	21,315,710
Statutory reserve	6,412,892	6,412,892
Accumulated other comprehensive (loss) income	(1,768,587)	3,925,900
Total equity attributable to owners of the company	162,906,779	149,258,934
Non-controlling interest	17,307,475	-

Total Shareholders' Equity	180,214,254	149,258,934
Total Liabilities and Shareholders' Equity	$265,963,962	$249,030,185

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUE	$2,740,981	$54,416,793	$46,727,808	$176,909,177

COST OF REVENUE	9,248,696	38,932,806	40,562,651	118,388,729

GROSS (LOSS) PROFIT	(6,507,715)	15,483,987	6,165,157	58,520,448

OPERATING EXPENSES:
Selling	312,574	675,442	1,309,859	1,914,815
General and administrative	733,923	828,530	2,547,225	2,407,370

Total Operating Expenses	1,046,497	1,503,972	3,857,084	4,322,185

(LOSS) INCOME FROM OPERATIONS	(7,554,212)	13,980,015	2,308,073	54,198,263

OTHER INCOME (EXPENSE):
Interest income	10,875	4,845	98,894	14,016
Interest expense	(817,321)	(679,484)	(2,856,516)	(3,088,685)
Foreign currency transaction (loss) gain	(774,934)	171,058	(714,620)	(286,576)
Grant income	31,691,166	716,121	31,691,166	1,240,542
Investment (loss) income from cost method investment	(3,264)	2,399	417,434	348,382
Loss on equity method investment	(34,187)	-	(37,545)	-
Loss on fixed assets disposal	-	-	(1,544,277)	-
Other income (expense)	1	(424)	(212)	(335)

Total Other Income (Expense), net	30,072,336	214,515	27,054,324	(1,772,656)

INCOME BEFORE INCOME TAXES	22,518,124	14,194,530	29,362,397	52,425,607

INCOME TAXES	-	-	-	-

NET INCOME	$22,518,124	$14,194,530	$29,362,397	$52,425,607

LESS: NET INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	1,834,497	-	1,925,443	-

NET INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$20,683,627	$14,194,530	$27,436,954	$52,425,607

COMPREHENSIVE INCOME:
NET INCOME	22,518,124	14,194,530	29,362,397	52,425,607
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation (loss) gain	(6,948,652)	302,391	(5,848,277)	(690,948)
COMPREHENSIVE INCOME	$15,569,472	$14,496,921	$23,514,120	$51,734,659
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	1,277,639	-	1,600,169	-
COMPREHENSIVE INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$14,291,833	$14,496,921	$21,913,951	$51,734,659

NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$0.26	$0.18	$0.35	$0.66

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
	Ordinary Shares		Additional			Accumulated Other		Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	Non-controlling	Shareholders'
	Shares	Amount	Capital	Earnings	Reserve	Income (Loss)	Interest	Equity

Balance, December 31, 2014	79,055,053	$79,055	$117,525,377	$21,315,710	$6,412,892	$3,925,900	$-	$149,258,934

Non-controlling interest contribution	-	-	49,692,559	-	-	(171,484)	15,707,306	65,228,381

Acquisition of fishing vessels from related parties	-	-	(56,206,080)	-	-	-	-	(56,206,080)

Net income	-	-	-	27,436,954	-	-	1,925,443	29,362,397

Dividend declared	-	-	-	(1,581,101)	-	-	-	(1,581,101)

Foreign currency translation adjustment	-	-	-	-	-	(5,523,003)	(325,274)	(5,848,277)

Balance, September 30, 2015 (Unaudited)	79,055,053	$79,055	$111,011,856	$47,171,563	$6,412,892	$(1,768,587)	$17,307,475	$180,214,254

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,362,397	$52,425,607
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	4,360,186	4,022,232
Decrease in allowance for doubtful accounts	(87,535)	-
Loss on equity method investment	37,545	-
Loss on disposal of fixed assets	1,544,277	-
Changes in operating assets and liabilities:
Accounts receivable	39,365,984	(32,622,490)
Inventories	6,466,615	2,918,687
Prepayments made for inventories purchase	(35,352,076)	-
Prepaid expenses - other	(4,474,501)	3,956,449
Prepaid expenses - related parties	(7,684,028)	(3,111,736)
Deferred expenses - related parties	977,895	(2,239,090)
Advances to suppliers	-	(258,408)
Other receivables	88,115	(156,943)
Other receivables - related parties	4,384,313	-
Accounts payable	(31,612)	(1,839,459)
Accounts payable - related parties	2,624,623	(6,849,973)
Advances from customers	(164,133)	(130,484)
Accrued liabilities and other payables	3,970,928	241,133
Due to related parties	-	23,348

NET CASH PROVIDED BY OPERATING ACTIVITIES	45,388,993	16,378,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Refunds from commercial retail space prepayments	22,407,331	-
Prepayments made for commercial retail space	-	(22,461,657)
Purchase of property, plant and equipment	(16,295)	(1,268,934)
Proceeds from government grants for fishing vessels construction	-	1,195,275
Payments for equity method investment	(40,580,463)	(15,946,109)

NET CASH USED IN INVESTING ACTIVITIES	(18,189,427)	(38,481,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	15,472,361	44,891,439
Repayments of short-term bank loans	(16,250,334)	(17,724,568)
Proceeds from long-term bank loans	-	3,742,454
Repayments of long-term bank loans	(14,255,917)	(5,682,835)
Advances from related parties	2,550,000	650,000
Payments made for dividend	(1,581,101)	-
Capital contribution from non-controlling interest	64,928,741	-
Payments made to related parties in connection with the termination of VIE	(13,472,714)	-
Acquisition of fishing vessels from relate parties under common control	(56,206,080)	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(18,815,044)	25,876,490

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(44,484)	(132,878)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,340,038	3,641,060

CASH AND CASH EQUIVALENTS - beginning of period	12,752,272	8,156,599

CASH AND CASH EQUIVALENTS - end of period	$21,092,310	$11,797,659

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,858,417	$4,065,601
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$-	$27,099,444
Decrease in cost of property and equipment by proceeds from government grants	$-	$1,195,275
Decrease in cost of property and equipment by recognition of deferred grant income	$-	$512,261

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2015

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

(IN U.S. DOLLARS)
SEPTEMBER 30, 2015

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of September 30, 2015 are as follows:

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

Fujian Heyue, through its PRC subsidiary, Pingtan Fishing, engages in ocean fishing with its owned and licensed vessels within the Indian Exclusive Economic Zone and Arafura Sea of Indonesia and the Western and Central Pacific Ocean of the international waters. Pingtan Fishing is ranked highly as one of the leading private (not state-owned) suppliers and traders of oceanic aquatic products in China.

The Company meets its day-to-day working capital requirements through cash flow provided by operations, bank loans and related parties’ advances. The Indonesian government's recent moratorium on fishing licenses renewals creates uncertainty over fishing operations in Indonesian waters. The Company’s forecasts and projections, taking accounts of on-going operations in Indian waters and consideration of opportunities in new fishing territories, such as acquisition of 6 licensed vessels to operate in the Western and Central Pacific Ocean, shows that the Company has adequate resources to continue in operational existence for the foreseeable future.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation (continued)

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

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three and nine months ended September 30, 2015 and 2014 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in China and Hong Kong and none of these deposits are covered by insurance. At September 30, 2015 and December 31, 2014, cash balances in China are $20,942,979 and $12,486,630, respectively, and cash balances in Hong Kong are $149,331 and $265,642, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, inventories, prepaid expenses, prepaid expenses – related parties, deferred expenses – related parties, other receivables, other receivable – related parties, accounts payable, accounts payable – related parties, advances from customers, bank loans, accrued liabilities and other payables, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. As of September 30, 2015, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term bank borrowings that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of September 30, 2015. The Company does not have any level 3 financial instruments.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At September 30, 2015 and December 31, 2014, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $1,049,462 and $1,174,121, respectively.

Inventories

Inventories, consisting of frozen fish and marine catches, are stated at the lower of cost or market utilizing the weighted average method. The Cost of inventories comprises of fuel, freight, depreciation, direct labor, consumables, and government levied charges and taxes. Consumables include fishing nets and metal containers used by fishing vessels. The Company’s fishing fleets in Indian and Indonesian waters and Western and Central Pacific Ocean of the international waters operate throughout the year, although the May to July period demonstrates lower catch quantities compared to the October to January period, which is the peak season.

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company did not record any inventory reserve at September 30, 2015 and December 31, 2014.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, plant and equipment (continued)

The estimated useful lives of the assets are as follows:

Estimated useful life
Fishing vessels	10 - 20 Years
Vehicles	5 Years
Office and other equipment	3 - 5 Years

Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $0 and $635,050 for the three months ended September 30, 2015 and 2014, respectively, in the fishing vessels under construction. The Company capitalized interest of $0 and $1,228,048 for the nine months ended September 30, 2015 and 2014, respectively, in the fishing vessels under construction.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charge for the three and nine months ended September 30, 2015 and 2014.

Advances from customers

Advances from customers at September 30, 2015 and December 31, 2014 amounted to $0 and $164,724, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped or delivered. The Company will recognize the deposits as revenue as customers take delivery of the goods and the purchase price is fixed and collectability is reasonably assured in accordance with the Company’s revenue recognition policy.

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

Government grant

Government grants are recognized when there is reasonable assurance that the grant will be received and all attaching conditions will be complied with. When the grant relates to an expense item, it is recognized as income over the periods necessary to match the grant on a systematic basis to the costs that it is intended to compensate. Where the grant relates to an asset, the fair value is credited to the cost of the asset and is released to the income statement over the expected useful life in a consistent manner with the depreciation method for the relevant asset.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred grant income

Deferred grant income represents grant collected but not earned as of the report date. This is primarily composed of receipts of the government grants to construct new fishing vessels. Upon the completion of the construction of the fishing vessels, the grant is deducted from the cost of the fishing vessels. At September 30, 2015 and December 31, 2014, the Company did not record any deferred grant income.

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
SEPTEMBER 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company has not recorded deferred income taxes applicable to undistributed earnings of the subsidiaries located in the PRC because it is the present intention of management to reinvest the undistributed earnings indefinitely in PRC. The cumulative undistributed earnings from PRC subsidiaries amounted to approximately $201.7 million and $172.9 million as of September 30, 2015 and December 31, 2014, respectively, which are included in consolidated retained earnings. Generally, such earnings become subject to the PRC tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of September 30, 2015 and December 31, 2014, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and totaled $56,321 and $111,812 for the three months ended September 30, 2015 and 2014, respectively. Shipping and handling costs totaled $285,786 and $478,171 for the nine months ended September 30, 2015 and 2014, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $215,537 and $573,452 for the three months ended September 30, 2015 and 2014, respectively. Employee benefit costs totaled $690,563 and $1,127,676 for the nine months ended September 30, 2015 and 2014, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expense on the accompanying consolidated statements of income and comprehensive income and totaled nil and $19,292 for the three months ended September 30, 2015 and 2014, respectively. Advertising expense totaled $90,372 and $19,825 for the nine months ended September 30, 2015 and 2014, respectively.

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expense. The Company did not incur any research and development costs during the three and nine months ended September 30, 2015 and 2014.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing is the Chinese Renminbi (“RMB”). For the subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2015 and 2014 was $(44,484) and $(132,878), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

The foreign currency exchange rates were obtained from www.oanda.com. Asset and liability accounts at September 30, 2015 and December 31, 2014 were translated at 6.3538 RMB to $1.00 and at 6.1385 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income and comprehensive income for the nine months ended September 30, 2015 and 2014 were 6.1606 RMB and 6.1457 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income available to owners of the company for basic and diluted net income per share of ordinary stock	$20,683,627	$14,194,530	$27,436,954	$52,425,607
Weighted average ordinary stock outstanding - basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053
Net income per ordinary share - basic and diluted	$0.26	$0.18	$0.35	$0.66

At September 30, 2015 and 2014, the warrants to purchase 8,966,667 shares of ordinary stock have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all significant related party transactions. Transactions are recorded at fair value of the goods or services exchanged, except for those under common control, which are recorded at carrying value of the transferors.

Comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended September 30, 2015 and 2014 included net income and unrealized gain/loss from foreign currency translation adjustments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2015 and December 31, 2014. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

117 of the Company’s 135 vessels were operating in Indonesian waters and significant portion of revenue was derived from them. Suspension of fishing operation in Indonesian waters has had and will continue to have a significant negative impact on the Company.

The Indonesian government's recent moratorium on fishing licenses renewals

In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in the Indonesian waters have been informed by the Indonesian government to only operate within strict guidelines in order to avoid potential enforcement actions by the Indonesian Navy such as boat seizures. We currently operate 135 fishing vessels and 117 of these vessels operate in the Arafura Sea of Indonesia. To cooperate and in compliance with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of normal level; and from February 2015, we have temporarily ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this temporary ban caused a significant drop in our production. As a result, our sales for the three and nine months ended September 30, 2015 decreased significantly as compared to the three and nine months ended September 30, 2014. The Indonesian government had previously expected the license check of fishing vessels to be completed by April 30, 2015. As of the date of this report, the license check was still in process. While we believe that over the long-term the Indonesian government’s anti-illegal fishing measures will be beneficial to fully licensed fishing companies such as PME, the Company cannot guarantee when fishing will resume in this area, and our financial condition and results of operation will continue to be materially impacted while this moratorium is in existence.

Recent accounting pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2015-03 Interest – Imputation of Interest (Subtopic 838-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This ASU will simplify the presentation of debt issuance costs. It will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-03 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Company beginning January 1, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, or ASU 2015-01. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. However, the presentation and disclosure guidance for items that are unusual in nature of occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

NOTE 3 – ACCOUNTS RECEIVABLE

At September 30, 2015 and December 31, 2014, accounts receivable consisted of the following:

	September 30, 2015	December 31, 2014
Accounts receivable	$11,270,813	$51,173,833
Less: allowance for doubtful accounts	(1,049,462)	(1,174,121)
	$10,221,351	$49,999,712

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance.

NOTE 4 – INVENTORIES

At September 30, 2015 and December 31, 2014, inventories consisted of the following:

	September 30, 2015	December 31, 2014
Frozen fish and marine catches in warehouse	$5,442,615	$11,557,898
Frozen fish and marine catches in transit	-	565,507
Less: reserve for obsolete inventories	-	-
	$5,442,615	$12,123,405

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company did not record any inventory reserve at September 30, 2015 and December 31, 2014.

NOTE 5 – PREPAID EXPENSES

At September 30, 2015 and December 31, 2014, prepaid expenses consisted of the following:

	September 30, 2015	December 31, 2014
Prepayments made for fishing nets and spare parts	$4,320,890	$-
Prepayments made for fish purchase	34,277,125	-
Other	49,363	32,913
	$38,647,378	$32,913

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2015

NOTE 6 – OTHER RECEIVABLES

At September 30, 2015 and December 31, 2014, other receivables consisted of the following:

	September 30, 2015	December 31, 2014
Deposit for tax exemption application for import of fishing vessel equipment	$-	$165,187
Prepayments for acquisition of commercial retail space	-	22,488,003
Other	79,374	3,042
	$79,374	$22,656,232

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

NOTE 7 – COST METHOD INVESTMENT

At September 30, 2015 and December 31, 2014, cost method investment amounted to $3,305,109 and $3,421,031, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.3 million) to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8 % investment in the total equity investment of the bank as of September 30, 2015 and December 31, 2014. These shares were as collateral for the Company’s long term loan amounting to nil and $2.3 million at September 30, 2015 and December 31, 2014, respectively.

In according to ASC 325, Pingtan Fishing uses the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank. Long-term investment for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of September 30, 2015 and December 31, 2014.

NOTE 8 – EQUITY METHOD INVESTMENT

At September 30, 2015 and December 31, 2014, equity method investment amounted to $54,733,971 and $15,964,812, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean Fishing (Pingtan) Industrial Limited (the “Global Deep Ocean”). On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. Pingtan Fishing and the other investing companies accounted for 35% and 65% of the total ownership, respectively. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $157.4 million) and Pingtan Fishing needs to contribute RMB 350 million (approximately $55.1 million). As of September 30, 2015, Pingtan Fishing has contributed RMB 348 million (approximately $54.8 million). No company holds 50% or more of the total shares. Global Deep Ocean will process, cold storage, and transport deep ocean fishing products.

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three and nine months ended September 30, 2015, the Company’s share of Global Deep Ocean’s net loss was $34,187 and $37,545, respectively, which was included in loss on equity method investment in the accompanying unaudited consolidated statements of income and comprehensive income.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2015

NOTE 9 – PREPAYMENT FOR LONG-TERM ASSETS

At September 30, 2015 and December 31, 2014, prepayment for long-term assets consisted of the following:

	September 30, 2015	December 31, 2014
Payment for fishing vessels construction	$14,649,387	$13,750,102
	$14,649,387	$13,750,102

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT

At September 30, 2015 and December 31, 2014, property, plant and equipment consisted of the following:

	Useful life	September 30, 2015	December 31, 2014
Fishing vessels	10 - 20 Years	$94,115,945	$98,395,721
Vehicle	5 Years	132,621	137,273
Office and other equipment	3 – 5 Years	1,241,885	1,269,089
Fishing vessels under construction	-	13,084,141	19,356,241
		108,574,592	119,158,324
Less: accumulated depreciation		(13,513,572)	(9,177,707)
		$95,061,020	$109,980,617

For the three months ended September 30, 2015 and 2014, depreciation expense amounted to $773,310 and $753,519, respectively, of which $765,704 and $746,155, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively. For the nine months ended September 30, 2015 and 2014, depreciation expense amounted to $4,360,186 and $4,022,232, respectively, of which $4,337,007 and $4,000,510, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

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

At September 30, 2015 and December 31, 2014, the Company had 34 and 43 fishing vessels with net carrying amount of approximately $28.3 million and $37.5 million, respectively, pledged as collateral for its bank loans.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2015

NOTE 11 – RELATED PARTIES TRANSACTIONS

Prepaid expenses – related parties

At September 30, 2015 and December 31, 2014, prepaid expenses – related parties consisted of the following:

	September 30, 2015	December 31, 2014
Prepaid fuel cost and other items to PT. Avona Mina Lestari (1)	$2,349,623	$1,632,352
Prepaid fuel cost to Hai Yi Shipping Limited (2)	5,362,943	2,070,023
Prepaid fuel cost to Haifeng Dafu Enterprise Company Limited (3)	869,305	399,735
Prepaid fuel cost to Hong Fa Shipping Limited (4)	4,570,749	1,854,131
Prepaid fuel cost to PT. Dwikarya Reksa Abadi (5)	1,369,695	1,363,734
	$14,522,315	$7,319,975

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

(3) Haifeng Dafu Enterprise Company Limited is an affiliate company ultimately controlled by Xinrong Zhuo, CEO of the Company.

(4) Hong Fa Shipping Limited is an affiliate company owned by Xinrong Zhuo, CEO of the Company.

(5) PT Dwikarya Reksa Abadi is an affiliated company controlled by Xinrong Zhuo family.

Deferred expenses – related parties

At September 30, 2015 and December 31, 2014, deferred expenses – related parties consisted of the following:

	September 30, 2015	December 31, 2014
Prepaid fishing licenses application fees to PT. Avona Mina Lestari	$46,083	$764,787
Prepaid fishing licenses application fees to Hong Long (1)	-	264,327
	$46,083	$1,029,114

(1)	Hong Long is an affiliate company majority owned and controlled by Ping Lin who is the spouse of the Company’s CEO.

PT. Avona Mina Lestari and Hong Long act as agents to apply fishing licenses for the Company and pay the related fishing licenses application fees on behalf of the Company. Therefore, the Company either prepays or reimburses them for fishing licenses application fees paid on behalf of the Company.

Other receivable – related parties

At September 30, 2015 and December 31, 2014, other receivable – related parties consisted of the following:

	September 30, 2015	December 31, 2014
Advance to Zhiyan Lin	$3,918,915	$-
Advance to Honghong Zhuo	4,244,134	-
	$8,163,049	$-

In connection with the termination of VIE structure and to comply with PRC regulation, the Company paid RMB 83 million (approximately $13.1 million) in total, which is Pingtan Fishing’s registered capital, to Pingtan Fishing’s Shareholders to transfer their 100% of equity interest of Pingtan Fishing to Fujian Heyue, the Company’s subsidiary pursuant to the Equity Transfer Agreement dated February 9, 2015. Those payments will be returned in full to the Company within one year after the termination of VIE structure.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2015

NOTE 11 – RELATED PARTIES TRANSACTIONS (continued)

Accounts payable - related parties

At September 30, 2015 and December 31, 2014, accounts payable - related parties consisted of the following:

Name of related parties	September 30, 2015	December 31, 2014
PT. Avona Mina Lestari	$3,770,796	$-
Hong Long	1,287,188	2,601,314
	$5,057,984	$2,601,314

These accounts payable – related parties amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

Due to related parties

At September 30, 2015 and December 31, 2014, due to related parties consisted of the following:

	September 30, 2015	December 31, 2014
Advance from Hong Fa Shipping Limited	$-	$1,000,000
Advance from Xinrong Zhuo, Chief Executive Officer	-	1,350,000
Accrued compensation for Xinrong Zhuo	3,354	3,352
Accrued compensation for Roy Yu, Chief Financial Officer	20,000	20,000
	$23,354	$2,373,352

These advances are short-term in nature, non-interest bearing, unsecured and payable on demand.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2015

NOTE 11 – RELATED PARTIES TRANSACTIONS (continued)

Purchases from related parties

During the three and nine months ended September 30, 2015 and 2014, purchases from related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Purchase of fuel, fishing nets and other on board consumables
from PT Avona Mina Lestari	$5,482	$-	$13,426	$-
from Hong Fa Shipping Limited	2,562,540	7,740,333	8,402,618	27,957,529
from Haifeng Dafu Enterprise Co., Ltd.	3,901	29,491	9,554	29,491
from Hai Yi Shipping Ltd.	24,065	254,605	58,942	254,605
from PT. Dwikarya Reksa Abadi	6,147	-	15,054	-
	2,602,135	8,024,429	8,499,594	28,241,625
Purchase of vessel maintenance service
from PT. Avona Mina Lestari	3,905,535	1,260,652	3,905,535	3,581,161
from PT. Dwikarya Reksa Abadi	1,279,430	1,400,840	3,236,107	3,955,437
	5,184,965	2,661,492	7,141,642	7,536,598
Purchase of transportation service
from Fuzhou Honglong Ocean Fishery Co., Ltd.	-	1,735,365	180,609	7,770,602
from Haifeng Dafu Enterprise Company Limited	-	456,717	-	1,987,658
from Hai Yi Shipping Limited	10,941	159,220	308,459	929,919
from Hong Fa Shipping Limited	-	563,268	-	2,049,184
	10,941	2,914,570	489,068	12,737,363
Purchase of Indonesia vessel agent service
from PT. Avona Mina Lestari (1)	-	381,127	2,357	1,124,531
from PT. Dwikarya Reksa Abadi (1)	-	335,392	-	989,581
	$-	$716,519	$2,357	$2,114,112

(1)	PT. Avona Mina Lestari and PT. Dwikarya Reksa Abadi act as Pingtan Fishing’s agents to apply and renew Indonesia fishing licenses and Pingtan Fishing pays the agent service fees to them.

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
SEPTEMBER 30, 2015

NOTE 11 – RELATED PARTIES TRANSACTIONS (continued)

Operating lease

On July 31, 2012, Pingtan Fishing entered into a lease for office space with Ping Lin, spouse of the Company’s CEO, (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB 84,000 (approximately $14,000) are due for each year of the term. The term of the Office Lease is 3 years and expires on August 1, 2015. On August 1, 2015, the Company renewed the Office Lease. Pursuant to the renewed Office Lease, the annual rent is RMB 84,000 (approximately $14,000). The term of the renewed Office Lease is 1 year and expires on August 1, 2016.

For the three months ended September 30, 2015 and 2014, rent expense related to the Office Lease amounted $3,355 and $3,465, respectively. For the nine months ended September 30, 2015 and 2014, rent expense related to the Office Lease amounted $10,226 and $10,251, respectively.

Future minimum rental payments required under the Office Lease is as follows:

Twelve-month Period Ending September 30:	Amount
2016	$11,017

Rental and related administrative service agreement

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office and provided related administrative service (the “Service Agreement”). Pursuant to the Service Agreement, monthly payments of Hong Kong Dollar (“HK$”) HK$298,500 (approximately $38,500) were due for each month of the term. The term of the Service Agreement was 1.5 years and expired on December 31, 2014. In December 2014, the Company renewed the Service Agreement. Pursuant to the renewed Service Agreement, the monthly payments are HK$298,500 (approximately $38,500). The term of the renewed Service Agreement is 1 years and expires on December 31, 2015. For the three months ended September 30, 2015 and 2014, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $115,594 and $115,478, respectively. For the nine months ended September 30, 2015 and 2014, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $346,847 and $346,390, respectively.

Future minimum rental and related administrative service charge payment required under the Service Agreement is as follows:

Twelve-month Period Ending September 30:	Amount
2016	$115,616

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2015

NOTE 12 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. At September 30, 2015 and December 31, 2014, short-term bank loans consisted of the following:

	September 30, 2015	December 31, 2014
Loan from China Development Bank, due on July 22, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (3.1374% at December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke and repaid on due date	$-	$5,000,000
Loan from China Development Bank, due on March 9, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.777% at December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke and repaid on due date	-	3,185,980
Loan from China Development Bank, due on November 24, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.777% at September 30, 2015 and December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	9,500,000	9,500,000
Loan from China Development Bank, due on December 22, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.8074% at September 30, 2015 and December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	5,000,000	5,000,000
Loan from China Development Bank, due on December 29, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.8074% at December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke and repaid on August 24, 2015	-	5,000,000
Loan from Industrial and Commercial Bank of China, due on January 23, 2015 with annual interest rate of 2.200% at December 31, 2014, guaranteed by Xinrong Zhuo, and repaid on due date	-	1,640,693
Loan from Industrial and Commercial Bank of China, due on February 17, 2015 with annual interest rate of 2.000% at December 31, 2014, guaranteed by Xinrong Zhuo, and repaid on due date	-	1,027,217
Loan from China Development Bank, due on February 11, 2016 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.927% at September 30, 2015), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	7,000,000	-
Loan from Fujian Haixia Bank, due on September 7, 2016 with annual interest rate of 7.360% at September 30, 2015, collateralized by Pingtan Fishing's 17 fishing vessels	4,721,584	-
Loan from Fujian Haixia Bank, due on September 20, 2016 with annual interest rate of 4.500% at September 30, 2015, collateralized by Pingtan Fishing’s 17 fishing vessels	2,349,440	-
	$28,571,024	$30,353,890

(1)	Represents six-month LIBOR rate on the loan commencement date.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2015

NOTE 12 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. At September 30, 2015 and December 31, 2014, long-term bank loans consisted of the following:

	September 30, 2015	December 31, 2014
Loan from China Minsheng Bank, due on various dates until March 16, 2015 with annual interest rate of 7.741% at December 31, 2014, collateralized by Pingtan Fishing's and Hong Long's fishing vessels and guaranteed by Xinrong Zhuo and repaid on various scheduled due dates	$-	$4,874,969
Loan from Fujian Haixia Bank, due on various dates until March 22, 2015 with annual interest rate of 8.400% at December 31, 2014, guaranteed by Xinrong Zhuo and repaid on various scheduled due dates	-	1,629,062
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 5.250% and 6.400% at September 30, 2015 and December 31, 2014, respectively, collateralized by Hong Long's investment in equity interest of a China local bank	14,573,955	20,265,537
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 5.250% and 6.400% at September 30, 2015 and December 31, 2014, respectively, collateralized by Fujian International Trading and Transportation Co., Ltd.'s investment in equity interest of a China local bank	2,848,689	3,453,612
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 5.250% and 6.400% at September 30, 2015 and December 31, 2014, respectively, guaranteed by Hong Long	12,339,073	12,413,456
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 6.400% at December 31, 2014, respectively, collateralized by Pingtan Fishing's investment in equity interest of a China local bank and repaid in the third quarter of 2015	-	1,906,003
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.4075% and 6.8775% at September 30, 2015 and December 31, 2014, respectively, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 14 fishing vessels under construction	11,961,346	12,951,048
Total long-term bank loans	$41,723,063	$57,493,687
Less: current portion	(12,150,209)	(18,868,616)
Long-term bank loans, non-current portion	$29,572,854	$38,625,071

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2015

NOTE 12 – BANK LOANS (continued)

Long-term bank loans (continued)

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending September 30,	Principal
2016	$12,150,209
2017	10,954,075
2018	10,434,700
2019	1,416,475
2020	1,573,861
Thereafter	5,193,743
$41,723,063
Less: current portion	(12,150,209)
Long-term liability	$29,572,854

The weighted average interest rate for short-term bank loans was approximately 2.9% and 1.6% for the nine months ended September 30, 2015 and 2014, respectively.

The weighted average interest rate for long-term bank loans was approximately 5.7% and 5.2% for the nine months ended September 30, 2015 and 2014, respectively.

For the three months ended September 30, 2015 and 2014, interest expense related to bank loans amounted to $817,321 and $1,314,534, respectively, of which, $0 and $635,050 was capitalized to construction-in-progress, respectively. For the nine months ended September 30, 2015 and 2014, interest expense related to bank loans amounted to $2,856,516 and $4,316,733, respectively, of which, $0 and $1,228,048 was capitalized to construction-in-progress, respectively.

NOTE 13 – ACCRUED LIABILITIES AND OTHER PAYABLES

At September 30, 2015 and December 31, 2014, accrued liabilities and other payables consisted of the following:

	September 30, 2015	December 31, 2014
Accrued salaries and related benefits	$8,907,743	$5,164,936
Accrued interest due	170,493	178,381
Accrued professional fees	-	11,099
Other	184,773	247,891
	$9,263,009	$5,602,307

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2015

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

There were no stock warrants issued, terminated/forfeited, exercised during the nine months ended September 30, 2015.

The following table summarizes the shares of the Company’s ordinary stock issuable upon exercise of warrants outstanding and exercisable at September 30, 2015:

Warrants outstanding				Warrants exercisable
Range of exercise price	Number outstanding at September 30, 2015	Weighted average remaining contractual life (years)	Weighted average exercise price	number exercisable at September 30, 2015	Weighted average exercise price
$12.00	8,966,667	2.4	$12.00	8,966,667	$12.00

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2015

NOTE 15 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At September 30, 2015 and December 31, 2014, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

No customer accounted for 10% or more of the Company’s sales during the three and nine months ended September 30, 2015 and 2014.

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplier	2015	2014	2015	2014
A (Hong Long, a related party)	16%	48%	19%	47%
B (Hong Fa Shipping Limited, a related party)	31%	28%	44%	29%
C (PT. Avona Mina Lestari, a related party)	46%	13%	25%	*

*less than 10%

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of September 30, 2015 and December 31, 2014, which have not been reflected in its consolidated financial statements.

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

Equity investment commitment

On June 12, 2014, Pingtan Fishing incorporated an equity investment with two companies for the fishery processing purpose. Total registered capital of the equity investment is approximately $157.4 million (RMB 1 billion) and Pingtan Fishing accounted for 35% of the total ownership. Therefore, Pingtan Fishing has the obligation to contribute approximately $55.1 million (RMB 350 million) as the equity investment’s registered capital. As of September 30, 2015, the Pingtan Fishing has contributed approximately $54.8 million (RMB 348 million) as registered capital that was recorded as equity method investment on the accompanying consolidated balance sheets. Pingtan Fishing intends to use its present working capital together with bank loans to fund the project cost.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Pingtan Marine Enterprise Ltd. for the nine months ended September 30, 2015 and 2014 should be read in conjunction with the Pingtan Marine Enterprise Ltd. unaudited financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 10, 2015. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

References to the “Company,” “us” or “we” refer to Pingtan Marine Enterprise Ltd.

Overview

We are a marine enterprises group primarily engaging in ocean fishing through our PRC operating subsidiary, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd., or Pingtan Fishing. We harvest a variety of fish species with many of our-owned or licensed vessels operating within the Indian Exclusive Economic Zone, the Arafura Sea of Indonesia and the Western and Central Pacific Ocean of the international waters. We provide high quality seafood to a diverse group of customers including distributors, restaurant owners and exporters in the PRC.

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

In addition to acquisitions of new vessels, we also strengthen our fleet by continuously upgrading and renovating our existing vessels. Currently, 13 aged fishing vessels were dismantled and replaced by 13 newly-built fishing vessels.

As of September 30, 2015, we own 107 trawlers, 4 longline fishing vessels, 2 squid jigging vessels and 2 drifters and have exclusive operating license rights to 20 drifters. We are the second largest China based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 14 years. These vessels are fully licensed to fish in Indonesian, Indian, or Western and Central Pacific Ocean of the international waters. Among the 135 fishing vessels, 117 of these vessels are licensed to operate in the Arafura Sea in Indonesia but temporarily not operating due to the moratorium discussed below, 12 vessels are operating in the Bay of Bengal in India, and the remaining 6 are operating in international waters.

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

Significant factors affecting our results of operations

●	The Indonesian government's recent moratorium on fishing licenses renewals: In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in Indonesian waters have been informed by the Indonesian government to operate within strict guidelines and subsequently to cease operation, in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. We currently operate 135 fishing vessels and 117 of these vessels operate in the Arafura Sea of Indonesia. To cooperate and comply with the Indonesian government’s fishing license check procedures, in January 2015 we lowered our operation to approximately half of our normal level. From February 2015, we have temporarily ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this temporary ban has caused a significant drop in our production. As a result, our sales for the three and nine months ended September 30, 2015 decreased significantly as compared to the three and nine months ended September 30, 2014. The Indonesian government had previously expected the license check of fishing vessels to be completed by April 30, 2015. As of the date of this report, the license check was still in process. While we believe that over the long-term the Indonesian government’s anti-illegal fishing measures will be beneficial to fully licensed fishing companies such as PME, we cannot guarantee when fishing will resume in this area, and our financial condition and results of operation will continue to be materially impacted while this moratorium is in existence.

●	Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable government agencies. Our inability to obtain, or loss or denial of extensions to, any of our applicable licenses or permits could hamper our ability to generate revenue from our operations.

●	Resource & environmental factors: Our fishing expeditions are based in India and Indonesia and Western and Central Pacific Ocean of the international waters. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also have impact our harvest volume.

●	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●	Competition: We engage in the business in the Arafura Sea of Indonesia, the Bay of Bengal in India and the Western and Central Pacific Ocean of the international waters. Competition within our dedicated fishing areas is not currently significant as the region is not overfished or regulated by government limits on the number of vessels that are allowed to fish in the territories; however, there is no guarantee that competition will not become more intense. Competition in the market in China, however, is keen. We compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. Our catch appeals to a wide segment of consumers because of the low price points of our products. We have been able to sell our catch at market prices and such market prices have been increasing significantly since 2012.

●	Fishing licenses: Each of our fishing vessels requires approval from the Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are valid for a period of three to twelve months, and are awarded to us at no cost. We apply for the renewal of the approval prior to expiration to avoid interruptions of our fishing vessels’ operations. Each of our fishing vessels operating in Indonesian waters requires a fishing license granted by the authority in Indonesia. Indonesian fishing licenses remain effective for a period of twelve months and we apply for renewal upon expiration. We record the cost of Indonesian fishing licenses in deferred expenses on the accompanying consolidated balance sheets and amortize the cost over the effective periods of the licenses.

RESULTS OF OPERATIONS

Comparison of results of operations for the three and nine months ended September 30, 2015 and 2014

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

For the three months ended September 30, 2015 and 2014, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended September 30, 2015
	Revenue	Volume (KG)	Average price	Percentage of revenue
Ribbon fish	$1,111	488,910	$2.27	40.5%
Indian white shrimp	494	58,070	8.51	18.0%
Croaker fish	284	96,373	2.95	10.4%
Spanish mackerel	283	97,077	2.92	10.3%
Pomfret	272	92,267	2.95	9.9%
Conger eel	111	35,020	3.17	4.1%
Others	186	64,813	2.87	6.8%
Total	$2,741	932,530	$2.94	100.0%

	Three Months ended September 30, 2014
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian white shrimp	$13,004	1,049,036	$12.40	23.9%
Ribbon fish	12,309	4,975,947	2.47	22.6%
Spanish mackerel	5,671	1,629,428	3.48	10.4%
Pomfret	5,501	2,052,621	2.68	10.1%
Croaker fish	3,968	1,394,588	2.85	7.3%
Conger eel	2,613	981,565	2.66	4.8%
Others	11,351	3,784,844	3.00	20.9%
Total	$54,417	15,868,029	$3.43	100.0%

For the nine months ended September 30, 2015 and 2014, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Nine Months Ended September 30, 2015
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$20,805	6,841,739	$3.04	44.5%
Ribbon fish	12,551	5,043,261	2.49	26.9%
Pomfret	3,262	1,174,140	2.78	7.0%
Spanish mackerel	2,309	724,228	3.19	4.9%
Indian white shrimp	1,915	200,920	9.53	4.1%
Conger eel	1,694	777,966	2.18	3.6%
Others	4,192	1,556,926	2.69	9.0%
Total	$46,728	16,319,180	$2.86	100.0%

	Nine Months ended September 30, 2014
	Revenue	Volume (KG)	Average price	Percentage of revenue
Ribbon fish	$51,444	19,927,679	$2.58	29.1%
Indian white shrimp	36,173	3,725,436	9.71	20.4%
Pomfret	24,021	10,098,347	2.38	13.6%
Croaker fish	14,722	5,473,622	2.69	8.3%
Spanish mackerel	9,046	2,778,814	3.26	5.1%
Conger eel	6,237	2,462,951	2.53	3.5%
Others	35,266	13,325,615	2.65	20.0%
Total	$176,909	57,792,464	$3.06	100.0%

For the three months ended September 30, 2015, we had revenue of $2,740,981, as compared to revenue of $54,416,793 for the three months ended September 30, 2014, a decrease of $51,675,812, or 95.0%. Sales volumes in the three months ended September 30, 2015 decreased 94.1% to 932,530 kg from 15,868,029 kg in the three months ended September 30, 2014. Average unit sale price decreased 14.3% in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, which was primarily due to the different sales mix.

For the nine months ended September 30, 2015, we had revenue of $46,727,808, as compared to revenue of $176,909,177 for the nine months ended September 30, 2014, a decrease of $130,181,369, or 73.6%. Sales volumes in the nine months ended September 30, 2015 decreased 71.8% to 16,319,180 kg from 57,792,464 kg in the nine months ended September 30, 2014. Average unit sale price decreased 6.5% in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, which was primarily due to the different sales mix.

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

Among our 135 fishing vessels, 117 are licensed to operate in the Arafura Sea of Indonesia subject to the moratorium. To cooperate and remain in compliance with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of our normal level. From February 2015, we have temporarily ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this temporary ban has caused a significant drop in our production. As a result, our sales for the three and nine months ended September 30, 2015 decreased significantly as compared to the three and nine months ended September 30, 2014.

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

Cost of revenue

Our cost of revenue primarily consists of fuel costs, freight, direct labor costs, depreciation, fishing vessels maintenance fees and other overhead costs. Fuel costs generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,
	2015			2014
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Maintenance fees	$3,388	36.7%	123.6%	$3,149	8.1%	5.8%
Labor costs	2,579	27.9%	94.1%	5,241	13.5%	9.6%
Fuel costs	1,377	14.9%	50.3%	24,019	61.7%	44.1%
Depreciation	780	8.4%	28.4%	403	1.0%	0.7%
Freight	628	6.8%	22.9%	3,792	9.7%	7.0%
Fishing license and agent fees	392	4.2%	14.3%	1,988	5.1%	3.7%
Spare parts	105	1.1%	3.8%	341	0.9%	0.6%
Total cost of revenue	$9,249	100.0%	337.4%	$38,933	100.0%	71.5%

The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,
	2015			2014
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel costs	$13,907	34.4%	29.8%	$75,470	63.7%	42.7%
Labor costs	10,927	26.9%	23.4%	12,442	10.5%	7.0%
Maintenance fees	5,756	14.2%	12.3%	7,729	6.5%	4.4%
Depreciation	4,477	11.0%	9.6%	3,538	3.0%	2.0%
Freight	2,718	6.7%	5.8%	13,122	11.1%	7.4%
Fishing license and agent fees	1,704	4.2%	3.6%	5,000	4.3%	2.8%
Spare parts	1,074	2.6%	2.3%	1,088	0.9%	0.6%
Total cost of revenue	$40,563	100.0%	86.8%	$118,389	100.0%	66.9%

Cost of revenue for the three months ended September 30, 2015 was $9,248,696, representing a decrease of $29,684,110 or 76.2% as compared to $38,932,806 for the three months ended September 30, 2014. The decrease was primarily attributable to the decrease in our revenue. Cost of revenue for the nine months ended September 30, 2015 was $40,562,651, representing a decrease of $77,826,078 or 65.7% as compared to $118,388,729 for the nine months ended September 30, 2014. The decrease was primarily attributable to the decrease in our revenue.

Gross (loss) profit

Our gross (loss) profit is affected primarily by changes in production cost. Fuel cost, freight and labor costs together account for about 49.6% and 84.9% of cost of revenue for the three months ended September 30, 2015 and 2014, respectively. Fuel cost, freight and labor costs together account for about 68.0% and 85.3% of cost of revenue for the nine months ended September 30, 2015 and 2014, respectively. The fluctuation of fuel price, freight price and exchange rates may significantly affect our cost level and gross (loss) profit.

The following table sets forth information as to our revenue, cost of revenue, gross (loss) profit and gross margin for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$2,740,981	$54,416,793	$46,727,808	$176,909,177
Cost of revenue	$9,248,696	$38,932,806	$40,562,651	$118,388,729
Gross (loss) profit	$(6,507,715)	$15,483,987	$6,165,157	$58,520,448
Gross margin	(237.4)%	28.5%	13.2%	33.1%

Gross loss for the three months ended September 30, 2015 was $6,507,715, representing a decrease of $21,991,702 or 142.0% as compared to gross profit of $15,483,987 for the three months ended September 30, 2014 due to the moratorium described above. Gross margin decreased to (237.4)% for the three months ended September 30, 2015 from 28.5% for the three months ended September 30, 2014.

Gross profit for the nine months ended September 30, 2015 was $6,165,157, representing a decrease of $52,355,291 or 89.5% as compared to $58,520,448 for the nine months ended September 30, 2014 due to the moratorium described above. Gross margin decreased to 13.2% for the nine months ended September 30, 2015 from 33.1% for the nine months ended September 30, 2014.

The significant decrease in gross margins for the three and nine months ended September 30, 2015 as compared to the corresponding 2014 periods were primarily attributable to: (i) the reduced scale of operations resulting in lower revenue, which is reflected in the allocation of fixed costs, mainly consisting of depreciation and labor costs, to cost of revenue; (ii) the repairs and maintenance fees, which were incurred to maintain vessels in operating condition, were allocated to less production volume due to the reduced operations during the three and nine months ended September 30, 2015. We expect that our gross margin will remain at its current quarterly level in the near future and we can only improve our gross margin to the extent that we can become more efficient by increasing our production.

Selling expense

Our selling expense includes storage and shipping fees, customer service charge, insurance and advertising expense. Our sales activities are conducted through direct selling by our internal sales staff.  Because of the strong demand for our products and services, we do not have to aggressively market and distribute our products, thus our selling expenses have been relatively small as a percentage of our revenue.

Selling expense totaled $312,574 for the three months ended September 30, 2015, as compared to $675,442 for the three months ended September 30, 2014, a decrease of $362,868 or 53.7%. Selling expense totaled $1,309,859 for the nine months ended September 30, 2015, as compared to $1,914,815 for the nine months ended September 30, 2014, a decrease of $604,956 or 31.6%. Selling expense for the three and nine months ended September 30, 2015 and 2014 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Insurance	$130,550	$310,343	$219,184	$582,573
Storage fees	117,175	184,552	605,266	735,812
Shipping and handling fees	56,321	111,812	285,786	478,171
Advertising	-	19,292	90,372	19,825
Other	8,528	49,443	109,251	98,434
	$312,574	$675,442	$1,309,859	$1,914,815

●	For the three months ended September 30, 2015, storage fees decreased by $67,377, or 36.5%, as compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, storage fees decreased by $130,546, or 17.7%, as compared to the nine months ended September 30, 2014. The decrease was primarily attributable to the decrease in our storage area resulting from the decreased inventories.

●	For the three months ended September 30, 2015, shipping and handling fees decreased by $55,491, or 49.6%, as compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, shipping and handling fees decreased by $192,385, or 40.2%, as compared to the nine months ended September 30, 2014. The decrease was mainly attributable to the decrease in our sales.

●	For the three months ended September 30, 2015, insurance decreased by $179,793, or 57.9%, as compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, insurance decreased by $363,389, or 62.4%, as compared to the nine months ended September 30, 2014. The decrease was primarily attributable to the decrease in our revenue.

●	For the three months ended September 30, 2015, advertising expenses decreased by $19,292, or 100.0% as compared to the three months ended September 30, 2014, due to less advertising activities incurred in the third quarter of 2015. For the nine months ended September 30, 2015, advertising expenses increased by $70,547, or 355.8% as compared to the nine months ended September 30, 2014. The increase was mainly attributable to the increased advertising activities incurred in the nine months ended September 30, 2015 in order to enhance our visibility.

●	Other selling expense, which primarily consisted of customs service charge, inspection fees and examination fees for our fishing vessels, for the three months ended September 30, 2015 decreased by $40,915, or 82.8%, as compared to the three months ended September 30, 2014. The decrease was mainly attributable to the decrease in examination fees for our fishing vessels of approximately $42,000 in the third quarter of 2015. For the nine months ended September 30, 2015, other selling expense increased by $10,817, or 11.0%, as compared to the nine months ended September 30, 2014. The increase was primarily attributable to the increase in customs service charges of approximately $67,000, offset by a decrease in inspection fees for our fishing vessels of approximately $8,000 and a decrease in examination fees for our fishing vessels of approximately $48,000.

General and administrative expense

General and administrative expense totaled $733,923 for the three months ended September 30, 2015, as compared to $828,530 for the three months ended September 30, 2014, a decrease of $94,607 or 11.4%. General and administrative expense totaled $2,547,225 for the nine months ended September 30, 2015, as compared to $2,407,370 for the nine months ended September 30, 2014, an increase of $139,855 or 5.8%. General and administrative expense for the three and nine months ended September 30, 2015 and 2014 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Compensation and related benefits	$281,386	$291,457	$931,313	$710,415
Professional fees	211,961	137,446	962,129	438,826
Rent and related administrative service charge	118,949	118,942	357,073	356,641
Travel and entertainment	14,539	48,921	83,204	244,959
Bad debt expense (recovery)	78,004	-	(87,535)	-
Other	29,084	231,764	301,041	656,529
	$733,923	$828,530	$2,547,225	$2,407,370

●	For the three months ended September 30, 2015, compensation and related benefits decreased by $10,071, or 3.5%, as compared to the three months ended September 30, 2014. Compensation and related benefits for the nine months ended September 30, 2015 increased by $220,898, or 31.1%, as compared to the nine months ended September 30, 2014. The increase in the nine months ended September 30, 2015 was primarily attributable to an increase in salaries and related benefits incurred and paid to our management and other administrative staff resulting from the anticipated expansion of our business.

●	Professional fees, which consist of legal fees, accounting fees, investor relations services charge and other fees associated with being a public company, for the three months ended September 30, 2015 increased by $74,515, or 54.2%, as compared to the three months ended September 30, 2014. The increase for the third quarter of 2015 was primarily attributable to an increase in legal service fees of approximately $54,000, and an increase in other miscellaneous items of approximately $21,000. For the nine months ended September 30, 2015, professional fees increased by $523,303, or 119.3%, as compared to the nine months ended September 30, 2014. The increase for the nine months ended September 30, 2015 was mainly attributable to an increase in annual audit and quarterly review fees of approximately $444,000 due to the change in independent registered public accounting firm, an increase in accounting fees of approximately $65,000 because we engaged an outside consulting firm to help us on U.S. GAAP reporting compliance since November 2014, and an increase in other miscellaneous items of approximately $14,000.

●	Rent and related administrative service charge remained consistent for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014.

●	For the three months ended September 30, 2015, travel and entertainment expense decreased by $34,382 or 70.3% as compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, travel and entertainment expense decreased by $161,755, or 66.0% as compared to the nine months ended September 30, 2014. The decrease was mainly attributable to a decrease in travel for investor road shows and conferences, and a decrease in entertainment activities incurred in the three and nine months ended September 30, 2015 as compared to the corresponding periods in 2014.

●	For the three and nine months ended September 30, 2015, we recorded bad debt expense of $78,004 and bad debt recovery of $87,535, respectively. We did not record any bad debt expense or recovery for the three and nine months ended September 30, 2014. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●	Other general and administrative expense, which primarily consist of communication fees, office supply, depreciation, miscellaneous taxes, severance payments, registration fees, director and officer liability insurance and bank service charges, for the three months ended September 30, 2015 decreased by $202,680, or 87.5%, as compared to the three months ended September 30, 2014. The decrease for the third quarter of 2015 was mainly attributable to a decrease in office supply of approximately $20,000, a decrease in miscellaneous taxes of approximately $18,000, and a decrease in other miscellaneous items of approximately $165,000 due to stricter control on corporate spending. For the nine months ended September 30, 2015, other general and administrative expense decreased by $355,488, or 54.1%, as compared to the nine months ended September 30, 2014, which was mainly attributable to a decrease in bank service charges of approximately $170,000, and a decrease in liability insurance of approximately $288,000, offset by an increase in miscellaneous taxes of approximately $62,000, and an increase in other miscellaneous items of approximately $41,000.

(Loss) income from operations

For the three months ended September 30, 2015, loss from operations was $7,554,212, as compared to income from operations of $13,980,015 for the three months ended September 30, 2014, a decrease of $21,534,227 or 154.0% due to the moratorium described above. As a result of the factors described above, for the nine months ended September 30, 2015, income from operations amounted to $2,308,073, as compared to $54,198,263 for the nine months ended September 30, 2014, a decrease of $51,890,190, or 95.7%.

Other income (expense)

Other income/expense mainly include interest income from bank deposits, interest expenses generated from short-term and long-term bank borrowings, foreign currency transaction gain/loss, grant income from Chinese government, investment income/loss from cost method investment, loss on equity method investment and loss on fixed assets disposal.

For the three months ended September 30, 2015, other income, net, amounted to $30,072,336 as compared to $214,515 for the three months ended September 30, 2014, an increase of $29,857,821, which was primarily attributable to an increase in grant income of approximately $30,975,000, offset by an increase in interest expense of approximately $138,000 primarily due to the increase in our interest bearing bank loans, an increase in foreign currency transaction loss of approximately $946,000 due to the exchange rate fluctuation between U.S. dollar and Chinese Renminbi, and an increase in loss on equity method investment of approximately $34,000.

For the nine months ended September 30, 2015, other income, net, amounted to $27,054,324 as compared to other expense, net, of $1,772,656 for the nine months ended September 30, 2014, an increase of $28,826,980, which was primarily attributable to an increase in grant income of approximately $30,451,000, an increase in interest income of approximately $85,000, a decrease in interest expense of approximately $232,000 mainly due to the decrease in our interest bearing bank loans, an increase in investment income from cost method investment of approximately $69,000, offset by an increase in foreign currency transaction loss of approximately $428,000, an increase in loss on equity method investment of approximately $38,000, and an increase in loss on fixed assets disposal of approximately $1,544,000 mainly relating to 13 aged and dismantled fishing vessels which were replaced by 13 new vessels.

The grant income represents an incentive granted by the Chinese government to encourage the development of ocean fishing industry in order to satisfy the increased demand of natural seafood in China. The grant income, which was recognized in the three and nine months ended September 30, 2015, is mainly related to our fuel expenditures incurred in 2014.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the three and nine months ended September 30, 2015 and 2014.

Net income

As a result of the factors described above, our net income was $22,518,124, or $0.26 per ordinary share (basic and diluted) for the three months ended September 30, 2015, as compared with net income of $14,194,530, or $0.18 per ordinary share (basic and diluted) for the three months ended September 30, 2014, an increase of $8,323,594 or 58.6%. Our net income was $29,362,397, or $0.35 per ordinary share (basic and diluted) for the nine months ended September 30, 2015, as compared with $52,425,607, or $0.66 per ordinary share (basic and diluted) for the nine months ended September 30, 2014, a decrease of $23,063,210 or 44.0%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries which are incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries which are incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of income and comprehensive income. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $6,948,652 for the three months ended September 30, 2015, as compared to a foreign currency translation gain of $302,391 for the three months ended September 30, 2014. We reported a foreign currency translation loss of $5,848,277 for the nine months ended September 30, 2015, as compared to a foreign currency translation loss of $690,948 for the nine months ended September 30, 2014. This non-cash gain/loss had the effect of increasing/decreasing our reported comprehensive income.

Comprehensive income

As a result of our foreign currency translation adjustment, we had comprehensive income for the three months ended September 30, 2015 of $15,569,472, compared to comprehensive income of $14,496,921 for the three months ended September 30, 2014. As a result of our foreign currency translation adjustment, we had comprehensive income for the nine months ended September 30, 2015 of $23,514,120, compared to $51,734,659 for the nine months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government grants relating to fuel expenditure incurred in 2014 as the government incentive for encouraging development of ocean fishing industry. At September 30, 2015 and December 31, 2014, we had cash balances of approximately $21,092,000 and $12,752,000, respectively. Significant portion of these funds are located in financial institutions located in China and will continue to be indefinitely reinvested in China operations.

The following table sets forth a summary of changes in our working capital from December 31, 2014 to September 30, 2015:

			December 31, 2014 to September 30, 2015
	September 30, 2015	December 31, 2014	Change	Percentage Change
Working capital:
Total current assets	$98,214,475	$105,913,623	$(7,699,148)	(7.3)%
Total current liabilities	56,176,854	61,146,180	(4,969,326)	(8.1)%
Working capital:	$42,037,621	$44,767,443	$(2,729,822)	(6.1)%

Our working capital decreased $2,729,822 to $42,037,621 at September 30, 2015 from working capital of $44,767,443 at December 31, 2014. This decrease in working capital is primarily attributable to a significant decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $39,778,000, primarily due to the significant decrease in revenue and maturities of 90 days credit term offered to corporate customers in the last quarter of 2014, a decrease in inventories of approximately $6,681,000 due to the decreased fishing activities in 2015, a decrease in deferred expenses – related parties of approximately $983,000, a decrease in other receivables of approximately $22,577,000 mainly due to the refunds received from commercial retail space prepayments in 2015, an increase in accounts payable – related parties of approximately $2,457,000, and an increase in accrued liabilities and other payables of approximately $3,661,000, offset by an increase in cash of approximately $8,340,000, an increase in prepaid expenses of approximately $38,614,000 primarily due to prepayments made for fishing nets and spare parts and for inventories purchase to satisfy our customers’ demand, an increase in prepaid expenses – related parties of approximately $7,202,000 mainly due to prepayments made for fuel and other items, an increase in other receivables – related parties of approximately $8,163,000 due to the advances made to our related parties in the nine months ended September 30, 2015 in connection with the termination of VIE structure (See Note 11), which will be returned in full to us in the next 12 months, a decrease in advances from customers of approximately $165,000, a decrease in short-term bank loans of approximately $1,783,000, a decrease in long-term bank loans – current portion of approximately $6,718,000, and a decrease in due to related parties of approximately $2,350,000.

Because the exchange rate conversion is different for consolidated balance sheets and consolidated statements of cash flows, the changes in assets and liabilities reflected on consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on consolidated balance sheets.

Cash flows for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

The following summarizes the key components of our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$45,388,993	$16,378,873
Net cash used in investing activities	(18,189,427)	(38,481,425)
Net cash (used in) provided by financing activities	(18,815,044)	25,876,490
Effect of exchange rate on cash	(44,484)	(132,878)
Net increase in cash	$8,340,038	$3,641,060

Net cash flow provided by operating activities was $45,388,993 for the nine months ended September 30, 2015 as compared to $16,378,873 for the nine months ended September 30, 2014, an increase of $29,010,120.

●	Net cash flow provided by operating activities for the nine months ended September 30, 2015 primarily reflected net income of approximately $29,362,000 and the add-back of non-cash items mainly consisting of depreciation of approximately $4,360,000, and a loss on disposal of fixed assets of approximately $1,544,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $39,366,000 due to the significant decrease in revenue and collections made, a decrease in inventories of approximately $6,467,000 mainly due to the decreased fishing activities in the nine months ended September 30, 2015, a decrease in deferred expenses – related parties of approximately $978,000, a decrease in other receivable – related parties of approximately $4,384,000 due to payments received from related parties, an increase in accounts payable – related parties of approximately $2,625,000, and an increase in accrued liabilities and other payables of approximately $3,971,000, offset by an significant increase in prepayments made for inventories purchase of approximately $35,352,000 in order to satisfy our customers’ demand, an increase in prepaid expenses - other of approximately $4,475,000 mainly due to the prepayments made for fishing nets and spare parts, an increase in prepaid expenses – related parties of approximately $7,684,000 primarily due to prepayments made for fuel and other items, and a decrease in advances from customers of approximately $164,000.

●	Net cash flow provided by operating activities for the nine months ended September 30, 2014 primarily reflected net income of approximately $52,426,000 and the add-back of non-cash item consisting of depreciation of approximately $4,022,000, and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of approximately $3,956,000, a decrease in inventories of approximately $2,919,000 and an increase in accrued liabilities and other payables of approximately $241,000, offset primarily by an increase in accounts receivable of approximately $32,622,000 mainly due to the significant increase in our sales revenue, an increase in other receivables of approximately $157,000, an increase in prepaid expenses – related parties of approximately $3,112,000, an increase in deferred expenses – related parties of approximately $2,239,000, an increase in advances to suppliers of approximately $258,000, a decrease in accounts payable of approximately $1,839,000, a decrease in accounts payable – related parties of approximately $6,850,000 due to the payments made to our related parties in 2014 and a decrease in advances from customers of approximately $130,000.

Net cash flow used in investing activities was $18,189,427 for the nine months ended September 30, 2015 as compared to net cash flow used in investing activities of $38,481,425 for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we made the payments for equity method investment of approximately $40,580,000 and made payments for purchase of property, plant and equipment of approximately $16,000, offset by refunds received from commercial retail space prepayments of approximately $22,407,000. During the nine months ended September 30, 2014, we made the prepayments for commercial retail space of approximately $22,462,000, and made payments for purchase of property, plant and equipment of approximately $1,269,000 and made investment in joint venture interest of approximately $15,946,000, offset by proceeds from government grants for fishing vessels construction of approximately $1,195,000.

Net cash flow used in financing activities was $18,815,044 for the nine months ended September 30, 2015 as compared to net cash flow provided by financing activities of $25,876,490 for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we acquired fishing vessels from related parties under common control of approximately $56,206,000, repaid short-term bank loans of approximately $16,250,000, repaid long-term bank loans of approximately $14,256,000, made cash dividend of approximately $1,581,000, and made payments to related parties in connection with the termination of VIE structure (See Note 11) of approximately $13,473,000 which will be returned to the Company in next 12 months, offset by proceeds from short-term bank loans of approximately $15,472,000, advances from related parties of approximately $2,550,000 and received capital contribution from non-controlling interest of approximately $64,929,000. During the nine months ended September 30, 2014, we received proceeds from short-term bank loans of approximately $44,891,000, and received proceeds from long-term bank loans of approximately $3,742,000, and received advance from related parties of approximately $650,000, offset by the repayments of short-term bank loans of approximately $17,725,000, and repayments of long-term bank loans of approximately $5,683,000.

We have historically funded our capital expenditures through cash flow provided by operations, bank loans and related parties’ advances. As of September 30, 2015, we have contractual commitments of approximately $315,000 related to an equity investment commitment. We intend to fund the costs with our existing working capital and by obtaining financing mainly from local banking institutions with which we have done business in the past. We believe that the relationships with local banks are in good standing. And we have not encountered difficulties in obtaining needed borrowings from local banks. We believe that our available cash together with our cash flow from operations and secured bank financing and/or other third party financing will be sufficient to meet our anticipated cash requirements for the next twelve months.

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

The following tables summarize our contractual obligations as of September 30, 2015 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$11	$11	$-	$-	$-
Related party rental and related administrative service charge obligation	116	116	-	-	-
Registered capital contribution obligation in equity investment interest	315	-	-	-	315
Short-term bank loans (1)	28,571	28,571	-	-	-
Long-term bank loans	41,723	12,150	21,389	2,990	5,194
Total	$70,736	$40,848	$21,389	$2,990	$5,509

(1) Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

Off-balance sheet arrangements

Other arrangements

Pursuant to the Share Purchase Agreement dated December 4, 2013, we exited and sold China Dredging Group Co., Ltd and its subsidiaries to Hong Long, we are required to indemnify Hong Long and the same indemnification responsibility applies to Hong Long’s breach for the events arising from the Share Purchase Agreement or the memorandum of agreement in relation to the sale, purchase and delivery of the vessels for a period of two years until December 3, 2015 and would be liable for the full amount of damages that exceed $1 million.  The amount of damage shall be the amount finally determined by a court of competent jurisdiction or appropriate governmental administrative agency, or the amount agreed to upon settlement in accordance with the terms of the Share Purchase Agreement.

Recent accounting pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2015-03 Interest – Imputation of Interest (Subtopic 838-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This ASU will simplify the presentation of debt issuance costs. It will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-03 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for us beginning January 1, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, or ASU 2015-01. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. However, the presentation and disclosure guidance for items that are unusual in nature of occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity price risk

Oil cost accounts for approximately 14.9% and 34.4% of our total cost of revenue for the three and nine months ended September 30, 2015, respectively. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at September 30, 2015 and did not employ any commodity price derivatives in the nine months ended September 30, 2015.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $0.1 million based on our revenue, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2015. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $70.3 million as of September 30, 2015. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our earnings and cash flows by approximately $29,000. The potential change in cash flows and earnings is calculated based on the change in the net interest expense over a one year period due to an immediate 100 basis point change in interest rates.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended September 30, 2015, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of September 30, 2015 due to the material weakness we reported in our 2014 10-K which has not yet been remediated. In our 2014 10-K we reported that we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to material weakness) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 14, 2015, Paul Fila, individually and on behalf of all others similarly situated (collectively, “Plaintiffs”), filed a putative class action complaint in the United States District Court, Southern District of New York, against the Company and certain of its executive officers and directors, entitled Fila v. Pingtan Marine Enterprise Ltd. et al, No. 15 Civ. 267 (AJN). On July 1, 2015, Plaintiffs filed an amended complaint. The amended complaint alleges, among other things, that the Company’s public securities filings in 2013 and 2014 contained materially false and misleading statements that the Company received 100% of the annual net income and net profit from Fujian Provincial County Ocean Fishing Group, Ltd. when it allegedly did not. The amended complaint seeks unspecified compensatory damages and other relief.  On September 11, 2015, the Company filed a motion to dismiss the amended complaint, arguing that the amended complaint fails to state a claim against the defendants.  Plaintiffs’ opposition to the Company’s motion to dismiss is due November 10, 2015, and the Company’s reply in support of its motion to dismiss is due December 10, 2015. The Company intends to defend the lawsuit vigorously; however, given the unpredictability of litigation, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

The Indonesian government recent moratorium on fishing licenses renewals

In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in Indonesian waters have been informed by the Indonesian government to operate within strict guidelines in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. We currently operate 135 fishing vessels and have a license to operate 117 of these vessels operate in the Arafura Sea of Indonesia. To cooperate and remain in compliance with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of our normal level. From February 2015, we have temporarily ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this temporary ban has caused a significant drop in our production. As a result, our sales for the three and nine months ended September 30, 2015 decreased significantly as compared to the three and nine months ended September 30, 2014. The Indonesian government had previously expected the license check of fishing vessels to be completed by April 30, 2015. As of the date of this report, the license check was still in process. While we believe that over the long-term the Indonesian government’s anti-illegal fishing measures will be beneficial to fully licensed fishing companies such as PME, we cannot guarantee when fishing will resume in this area, and our financial condition and results of operation will continue to be materially impacted while this moratorium is in existence.

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: November 9, 2015	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman and Chief Executive Officer

Date: November 9, 2015	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer