Form 10-K
period 2015-12-31
Pingtan Marine Enterprise Ltd.
filed 2016-03-09
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

PINGTAN MARINE ENTERPRISE LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-35192	N/A
(State or Other Jurisdiction of	(Commission	(I.R.S. Employer
Incorporation or Organization)	File Number)	Identification No.)

18-19/F, Zhongshan Building A,

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $59.6 million on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s ordinary shares outstanding as of March 9, 2016 was 79,055,053.

2015 ANNUAL REPORT ON FORM 10-K

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

In June 2015, we purchased 4 longline fishing vessels and 2 squid jigging vessels for the appraised fair market value of approximately $56.2 million. These vessels are primarily focused on catching tuna and squid.

In addition to acquisitions of new vessels, we also seek to strengthen our fleet by continuously upgrading and renovating our existing vessels. In 2015, 13 aged fishing vessels were dismantled and replaced by 13 newly-built fishing vessels.

As of December 31, 2015, we own 107 trawlers, 4 longline fishing vessels, 2 squid jigging vessels and 2 drifters and have exclusive operating license rights to 20 drifters. We are the second largest China based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 14 years. These vessels are fully licensed to fish in Indonesian, Indian, or Western and Central Pacific Ocean of the international waters. Among the 135 fishing vessels, 117 of these vessels are licensed to operate in the Arafura Sea in Indonesia but temporarily not operating due to the moratorium discussed below, 12 vessels are operating in the Bay of Bengal in India, and the remaining 6 are licensed to operate in international waters and will be replaced by 6 new vessels which are in construction.

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

We derive our revenue primarily from the sales of frozen seafood products. We sell our products directly to customers including distributors, restaurant owners and exporters Our operating results are subject to seasonal variations. Harvest volume is the highest in the fourth quarter of the year and harvest volumes in the second and third quarters are relatively low due to the spawning season of certain fish species, including ribbon fish, cuttlefish, butterfish, and calamari. Based on past experiences, demand for seafood products is the highest from December to January during Chinese New Year. We believe that our profitability and growth are dependent on our ability to expand our customer base.

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

In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in Indonesian waters have been informed by the Indonesian government to operate within strict guidelines in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. We currently operate 135 fishing vessels and have a license to operate 117 of these vessels operate in the Arafura Sea of Indonesia. To cooperate and remain in compliance with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of our normal level. From February 2015, we have temporarily ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this temporary ban has caused a significant drop in our production. As a result, our sales for the year ended December 31, 2015 decreased significantly as compared to that of 2014. In November 2015, the Indonesian government announced that the moratorium had concluded. Our expectation is that the MMAF will implement new fishing policies and resume the license renewal process although this has not yet occurred. In the interim, our financial results will continue to be materially adversely affected by this moratorium.

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

Transportation

Transportation vessels are responsible for the shipment of fishing supplies and fish between the fishing areas and China. Pingtan Fishing ships its goods by contracting with three affiliate marine transportation firms and Avona. The transportation cycle typically takes no more than 30 days, depending mainly on the fishing seasons.

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

We have secured several cold storages located in one of China’s largest seafood trading center, MaWei seafood market. The monthly rent for the cold storage is RMB80 (US$13) per square meter and the leases are renewable annually. The following table sets forth information regarding the cold storages we currently rent as of December 31, 2015:

	Storage Capacity	Monthly rent
Cold Storage	(sq. meters)	(US$)
#103	776	$9,985
#203	1,045	13,446
Total	1,821	$23,431

Sales, Marketing and Distribution

We market, sell and distribute products all over China, including the Guangdong, Fujian and Zhejiang provinces. Croaker fish, ribbon fish and pomfret were the main types of seafood sold for the year ended December 31, 2015, representing 80.5% of the sales.

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

As of December 31, 2015, we sold our fish to over 200 distributors and retailers by acting as a wholesaler. We serve a wide customer base and no customer accounted for more than 10% of our sales for the year ended December 31, 2015.

Vessels

As of December 31, 2015, we owned 107 trawlers, 4 longline fishing vessels, 2 squid jigging vessels and 2 drifters and have exclusive operating license rights to 20 drifters. Our fleet has an average useful life of approximately 14 years. These vessels are fully licensed to fish in Indonesian or Indian waters or Western and Central Pacific Ocean of the international waters. Among the 135 fishing vessels, 117 of these vessels are licensed to operate in the Arafura Sea in Indonesia but temporarily not operating due to the moratorium discussed below, 12 vessels are operating in the Bay of Bengal in India, and the remaining 6 are licensed to operate in international waters and will be replaced by 6 new vessels which are in construction.

Single trawling vessels drag pocket-shaped nets and therefore force the fish into the nets. The trawl net on a trawling vessel is drawn by a winch on the deck of the vessel. Fish are sorted and stored in the cold storage on board the vessel. Single trawling vessels can catch species living in the upper layer of water. It has the advantage of catching multiple species of fish, which leads to a varied catch. Single trawling vessels are the majority of fishing vessels we currently use. As of December 31, 2015, we operated 107 trawling vessels. 95 of the trawling vessels were in operation in Indonesian waters and the others were in Indian waters.

Drifter vessels, as known as drifter netter vessels, have a gill net that is tied to the drift netter floats with weights attached to the net to keep it vertical, so that fish crossing the path of a drift net gets caught in it. Operations are generally carried out at night and the position of gill nets can be adjusted according to the water depth in which the fish move at any time. Drifter netter vessels are mainly used to catch dispersed fish or fish swimming in the upper layer of water. We operate 2 drifter vessels which are owned and 20 which we hold operating license rights to those vessels as of December 31, 2015.

Business Strategy

We are committed to developing our business to become a global, integrated seafood company. We plan to enlarge our fishing fleet in the next few years through organic growth and acquisition opportunities of potential targets, domestically and abroad.

We are actively seeking opportunities to expand to other fishing grounds worldwide including North America, South America and the High Sea, which will further diversify the fish types we harvest as well as decrease our dependence on Indonesia. We are also planning to extend to fish processing business. If we operate fish processing plants, our goal is to market processed food products throughout China and in international markets while achieving forward integration of the industrial chain.

Competition

We engage in the fishing business in the Arafura Sea in Indonesia, the Bay of Bengal in India, and the Western and Central Pacific Ocean of the international waters. We believe that competition within our dedicated fishing areas is not significant, as we believe the region is not currently overfished.

Competition in the consumer market in China is high as fish compete with other sources of protein. We compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. Our catch appeals to a wide segment of consumers because of the low price points of our products. We have generally been able to sell our catch at market prices.

Employees

As of December 31, 2015, we had 1,650 employees. The following table sets forth the number of employees by function as of December 31, 2015:

	Number of Employees	% of Total
Management and administrative staff	68	4.1%
Crew members	1,582	95.9%
Total	1,650	100.0%

We also use local Indonesian contract labor to supplement the Chinese crew, which varies based on seasons. In addition, we engage Avona as our agent to contract with third party labor companies to hire local crew members and we pay the hiring costs based on the actual fees incurred. Our company and Avona settle this payment on a quarterly basis. Welfare and benefit payments for such personnel are covered by the company supplying the crew members.

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

CGEI and CDGC entered into the Merger Agreement dated October 24, 2012, providing for the combination of CGEI and CDGC. Pursuant to the Merger Agreement, CDGC would continue as the surviving company and a wholly-owned subsidiary of CGEI. CGEI also acquired all of the outstanding capital shares and other equity interests of Merchant Supreme as per Share Purchase Agreement dated October 24, 2012. Following the completion of the business combination on February 25, 2013, CDGC and Merchant Supreme became the wholly-owned subsidiaries of the Company (the “Business Combination”). The ordinary shares, par value $0.001 per share were listed on The NASDAQ Capital Market under the symbol “PME”. The merger among CGEI, CDGC and Merchant Supreme has been accounted for as a “reverse merger”. CDGC and Merchant Supreme jointly are deemed the accounting acquirer and consequently, the transaction is treated as recapitalization of CDGC and Merchant Supreme.

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

In order to place increased focus on fishing business and pursue more effective growth opportunities, we decided to exit and sell the specialized dredging services operated by China Dredging, and we completed the sale of CDGC and its subsidiaries on December 4, 2013.

On February 9, 2015, we terminated our existing Variable Interest Entity (“VIE”) agreements, pursuant to an Agreement of Termination dated February 9, 2015, entered into by and among Ms. Honghong Zhuo, Mr. Zhiyan Lin (each a shareholder of Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd (“Pingtan Fishing”), together the “Pingtan Fishing’s Shareholders”), Pingtan Fishing and Pingtan Guansheng Ocean Fishing Co., Ltd. ("Pingtan Guansheng"). On February 9, 2015, the Pingtan Fishing’s Shareholders transferred 100% of their equity interest in Pingtan Fishing to Fujian Heyue Marine Fishing Development Co., Ltd. (“Fujian Heyue”), pursuant to an Equity Transfer Agreement dated February 9, 2015, entered into by and among the Pingtan Fishing’s Shareholders, Pingtan Fishing and Fujian Heyue. On February 15, 2015, China Agriculture Industry Development Fund Co., Ltd. (“China Agriculture”) invested RMB 400 million (approximately $65 million) into Pingtan Fishing for an 8% equity interest in Pingtan Fishing. After the restructuring transactions described above, Pingtan Fishing and its entities became the 92% equity-owned subsidiaries of our company and our VIE structure was terminated.

The following diagram illustrates our corporate structure as of December 31, 2015:

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

ITEM 1A. RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in our 2015 Annual Report. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

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

Fishing is a highly regulated industry. Our operations require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. For example, commercial fishing operations are subject to government license requirements that permit them to make their catch. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or a loss or denial of extensions, to any of these licenses or permits could hamper our ability to produce revenues from fishing operations. We operate 20 of our fishing vessels under 20-year exclusive operating license rights from our related party, Hong Long. The fishing licenses for such 20 leased fishing vessels are held in the name of Hong Long and are therefore renewed by Hong Long. If Hong Long for any reason fails to renew such licenses, it may have a negative impact on our business.

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

We have entered into certain pledge agreements pledging 17 fishing vessels as collateral to secure loans to Hong Long, a fishing company controlled by spouse of Mr. Xinrong Zhuo. The pledge has no beneficial purpose for us and we could lose our fishing vessels if Hong Long were to default on the loans, which could be detrimental for our operations.

In December 2015, we entered into one pledge contract with The Export Import Bank of China pursuant to which we pledged 12 fishing vessels with carrying amounts of approximately $9,700,000, as collateral to secure Hong Long’s $7,500,000 in long-term loans from the financial institution, which are due on November 21, 2021.

In December 2015, we entered into one pledge contract with National Development Bank pursuant to which we pledged 5 fishing vessels with carrying amounts of approximately $5,600,000, as collateral to secure Hong Long’s $4,000,000 in a short-term loan from the financial institution, which are due on December 1, 2016.

Consequently, if Hong Long was to default on the loans and we would lose the vessels, it could be detrimental for our operations. As of March 9, 2016, no accrual is established because we have assessed our risk of loss on the default on the loans to be remote.

The Indonesian government recent moratorium on fishing licenses renewals.

In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in Indonesian waters have been informed by the Indonesian government to operate within strict guidelines in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. We currently operate 135 fishing vessels and have a license to operate 117 of these vessels operate in the Arafura Sea of Indonesia. To cooperate and remain in compliance with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of our normal level. From February 2015, we have temporarily ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this temporary ban has caused a significant drop in our production. As a result, our sales for the year ended December 31, 2015 decreased significantly as compared to that of 2014. In November 2015, the Indonesian government announced that the moratorium had concluded. Our expectation is that the MMAF will implement new fishing policies and resume the license renewal process although this has not yet occurred. In the interim, our financial results will continue to be materially adversely affected by this moratorium.

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

Our founder and controlling shareholder, Mr. Xinrong Zhuo, obtained his Hong Kong identity card in 2005 and surrendered his PRC identity card subsequently thereto. SAFE Circular No. 75 provides that individuals without PRC identities that habitually reside in mainland China for the sake of economic interest should be considered PRC residents, who are required to register their direct or indirect investments in offshore SPVs with the local branch of SAFE. SAFE Circular No. 75 further provides that individuals who have their permanent domicile in mainland China and have been permanently residing in mainland China after temporary departure should be considered PRC residents, no matter whether they have a PRC identity or not. Although he leaves the PRC from time to time and maintains his Hong Kong identity card, Mr. Xinrong Zhuo has been residing in mainland China for most of the time since the SAFE Circular No. 75 became effective. Accordingly, it is possible that PRC authorities may consider Mr. Zhuo to be PRC resident. As of the date of this 10-K submission, Mr. Zhuo has not made registrations or filings according to SAFE Circular No. 75. Due to uncertainty over how SAFE Circular No. 75 will be interpreted and implemented, we cannot predict how SAFE Circular No. 75 will affect our business operations or future strategies following the business combination. If SAFE Circular No. 75 is determined to apply to us or any of our PRC resident shareholders, none of whom to our knowledge has made registrations or filings according to SAFE Circular No. 75, a failure by any such shareholders or beneficial owners to comply with SAFE Circular No. 75 may subject the relevant shareholders or beneficial owners to penalties under PRC foreign exchange administrative regulations, and may subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure and capital inflow from the offshore entity, which would have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, we may not be informed of the identities of our beneficial owners and our Chinese resident beneficial owners, if any, may not comply with SAFE Circular No. 75. The failure or inability of our beneficial owners who are PRC citizens, residents or entities to make or amend any required registrations may subject these PRC residents or our PRC subsidiary to fines and legal sanctions, and may also limit our ability to contribute additional capital into our PRC subsidiary and limit our PRC subsidiary’s ability to make distributions or pay dividends to us, as a result of which our business operations and our ability to distribute profits to its shareholders may be materially and adversely affected.

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

The statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenue, operating expenses and net income for our operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our operations. We are exposed, to foreign exchange rate fluctuations in converting the financial statements of foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, if we have, assets or liabilities that are denominated in currencies other than the relevant entity’s functional currency, changes in the functional currency value of these assets and liabilities would create fluctuations that lead to a transaction gain or loss. Although our major operations are conducted overseas, our sales are conducted in the PRC and in RMB, which is our functional currency. The average exchange rate used in translating the results of operations and cash flows for the years ended December 31, 2015 and 2014 from RMB to U.S. dollars was 6.2175 and 6.1432, respectively, which represented a 1.21% appreciation from 2014 to 2015 in the value of the RMB against the U.S. dollar. The average exchange rate used in translating the results of operations and cash flows for the years ended December 31, 2014 and 2013 from RMB to U.S. dollars was 6.1432 and 6.1412, respectively, which represented a 0.03% appreciation from 2013 to 2014 in the value of the RMB against the U.S. dollar. We have not entered into agreements or purchased instruments to hedge exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge its exchange rate risks.

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

The PRC Social Insurance Law provides that the employers should apply for the social insurance registration to the social insurance authority for their employees within thirty days from the employment date. The employees should have the basic endowment insurance, basic medical insurance, work-related injury insurance, unemployment insurance and applicable maternity insurance for its employees. The premium of work-related injury insurance and maternity insurance should be paid by the employers and the premium of the other three kind of insurance should be paid by the employees and employers jointly. Employers who have not managed the application of social insurance registration in time may be ordered by the social insurance authority to make the rectification and may be fined for the twice or triple of the unpaid premium for any delay in such rectification. Employers who have not paid the premium of applicable social insurance for their employees should be ordered to make the payment in time and be charged an overdue fine in the amount of 5/10,000 per day of the unpaid premium from the due date, and, if they have not paid in time as required by such order, may be fined for an amount of twice to triple the unpaid premium. Further, employers have the obligations to withhold the premium of endowment insurance, medical insurance and unemployment insurance and for their employees, and should be charged 5/10,000 per day of the overdue withholding premium by the social insurance authority.

Pingtan Fishing has not entered into employment agreements with some of its employees, basically the root-level employees, none of whom has endowment insurance, basic medical insurance, insurance against injury at work, maternity insurance and unemployment insurance. Due to this lack of insurance, we may be subject to overdue payment and fines and in turn our financial condition and results of operations may be adversely affected. We are actively endeavoring to enter into the employment contracts with these employees, purchase the social insurance for these employees and taking other remedial action. However, such actions may not be completed on a timely basis, or at all, and may not avoid fines or other penalties. As of December 31, 2015, there had been no fines nor penalties requested by the social insurance authority. Per our estimation, $2,645,000 social insurance has been accrued as of December 31, 2015.

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

Under the Administrative Regulation on Housing Provident Fund, an employer must make a housing fund payment, deposit registration upon its establishment and pay the housing fund for and on behalf of its employees at a percentage between 5% and 12% of the respective employee’s monthly average wage of the preceding year. If an employer fails to make the housing fund payment and deposit registration, the housing fund administration authority may order it to complete the registration within a time limit or be assessed a fine of RMB10,000 to RMB50,000. Where an employer is overdue in the payment and deposit of, or underpays, the housing provident fund for and on behalf of its employees, it may be ordered by the housing fund administration authority to deposit the fund within a prescribed time limit, as well as to pay a late payment fee of 0.3% per day of such amount from the due date. Due to inconsistent implementation and interpretation by local authorities in the PRC and different levels of acceptance of the social security system by employees, Pingtan Fishing has not made sufficient housing fund payment and deposit registration or paid the housing fund for and on behalf of its employees. In the future, we may be required to make housing fund payments, for both late fees and fines for non-compliance. For year 2015, the amount of housing fund payment is estimated to be $10,000.

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

Our controlling shareholder and Chairman and CEO, Mr. Xinrong Zhuo, owns approximately 56.2% of our issued and outstanding shares. He would control matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions, and he may not act in the best interests of minority shareholders. This concentration of ownership may also discourage, delay or prevent a change in control of us, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company. These actions may be taken even if they are opposed by our other shareholders.

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

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

During the course of preparing our financial statement for each of the years ended December 31, 2015 and 2014 and in connection with management’s assessment of our internal control over financial reporting described above, management has identified the material weakness in our internal control over financial reporting as of December 31, 2015 and 2014 in that we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of US GAAP commensurate with our financial reporting requirements. We concluded that our internal control over financial reporting not effective at the reasonable assurance level as of December 31, 2015 and 2014. While we have implemented a plan to remediate this weakness, we cannot assure you that we will be able to remediate this weakness, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. If we are unable to successfully remediate this material weakness, and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable Nasdaq listing requirements.

Our failure to remediate the material weakness identified above or the identification of additional material weaknesses in the future, could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the SEC on a timely and accurate basis. Moreover, our failure to remediate the material weakness identified above or the identification of additional material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect our the market price of our shares of common stock and warrants we may be unable to maintain compliance with Nasdaq listing requirements.

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

On January 14, 2015, a purported class action was filed by Paul Fila, individually and on behalf of all others similarly situated, against us and certain of our executive officers and directors in the U.S. District Court for the Southern District of New York. On July 1, 2015, Plaintiffs filed an amended complaint. The amended complaint alleges, among other things, that our public securities filings in 2013 and 2014 contained materially false and misleading statements that we received 100% of the annual net income and net profit from Fujian Provincial County Ocean Fishing Group, Ltd. when it allegedly did not. The amended complaint seeks unspecified compensatory damages and other relief. On September 11, 2015, we filed a motion to dismiss the amended complaint, arguing that the amended complaint fails to state a claim against the defendants. Plaintiffs’ opposition to our motion to dismiss was filed on November 10, 2015, and our reply in support of our motion to dismiss was filed on December 10, 2015. We believe that the class action lawsuit is without merit, and we intend to vigorously defend the action and seek dismissal of the complaint.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. We have expended significant resources to comply with our obligations under Section 404 with respect to the year ended December 31, 2015. If we are unable to comply with our obligations under Section 404 in the future or experience delays in future reports of our management and outside auditors on our internal control over financial reporting, or if we fail to respond timely to any changes in the Section 404 requirements, we may be unable to timely file with the SEC our periodic reports and may be subject to, among other things, regulatory or enforcement actions by the SEC and the NASDAQ, including delisting from the NASDAQ, securities litigation, events of default under our new credit facilities, debt rating agency downgrades or rating withdrawals and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our common stock.

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

The NASDAQ Capital Market may delist our ordinary shares from trading on its exchange for failure to meet the continued listing standards. If our ordinary shares were delisted from The NASDAQ Capital Market, we and our shareholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our ordinary shares;

●	a determination that our ordinary shares is a “penny stock” would require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 18-19/F, Zhongshan Building A, No. 154 Hudong Road, Fuzhou, PRC. On July 31, 2012, we entered into an office lease agreement with Ping Lin, the wife of Xinrong Zhuo, the Company’s Chairman and Chief Executive Officer, for approximately 100 square meters of space. Annual lease payments were approximately US$13,500 in 2015.

On January 1, 2015, we entered into a service agreement with Hai Yi Shipping Limited, an affiliate company domiciled in Hong Kong, that provided the Company the use of premises of approximately 194 square meters located at Suites 5201-6, 52/F, The Center, 99 Queen’s Road Central, Central, Hong Kong as office, and clerical and administrative support and consultation services. We incurred and paid approximately US$462,000 in 2015.

We have secured several cold storages located in one of China’s largest seafood trading center, MaWei seafood market. The monthly rent for the cold storage is RMB80 (US$13) per square meter and the leases are renewable annually. The following table sets forth information regarding the cold storages we currently rent as of December 31, 2015:

	Storage Capacity	Monthly rent
Cold Storage	(sq. meters)	(US$)
#103	776	$9,985
#203	1,045	13,446
Total	1,821	$23,431

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

On January 14, 2015, Paul Fila, individually and on behalf of all others similarly situated (collectively, “Plaintiffs”), filed a putative class action complaint in the United States District Court, Southern District of New York, against the Company and certain of its executive officers and directors, entitled Fila v. Pingtan Marine Enterprise Ltd. et al, No. 15 Civ. 267 (AJN). On July 1, 2015, Plaintiffs filed an amended complaint. The amended complaint alleges, among other things, that our public securities filings in 2013 and 2014 contained materially false and misleading statements that the Company received 100% of the annual net income and net profit from Fujian Provincial County Ocean Fishing Group, Ltd. when it allegedly did not. The amended complaint seeks unspecified compensatory damages and other relief. On September 11, 2015, we filed a motion to dismiss the amended complaint, arguing that the amended complaint fails to state a claim against the defendants. Plaintiffs’ opposition to our motion to dismiss was filed on November 10, 2015, and our reply in support of our motion to dismiss was filed on December 10, 2015. We intend to defend the lawsuit vigorously; however, given the unpredictability of litigation, there can be no assurance regarding the ultimate outcome of this lawsuit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares are listed on the NASDAQ Capital Market under the symbol “PME” and our warrants are quoted on the Over-the-Counter Bulletin Board under the symbol “PMEWW.”

The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for ordinary shares and warrants as reported by the NASDAQ Capital Market and the Over-the-Counter Bulletin Board, respectively, in US dollars.

	Ordinary Shares		Warrants
	High	Low	High	Low
2015
First Quarter	$3.76	$1.66	$0.16	$0.11
Second Quarter	$2.36	$1.68	$0.15	$0.05
Third Quarter	$1.78	$1.02	$0.07	$0.01
Fourth Quarter	$1.73	$1.16	$0.02	$0.00
2014
First Quarter	$4.59	$2.75	$0.25	$0.08
Second Quarter	$4.15	$2.27	$0.24	$0.15
Third Quarter	$2.92	$1.91	$0.26	$0.13
Fourth Quarter	$3.39	$1.00	$0.23	$0.07

Holders of Record

On March 7, 2016, the closing sale price of our shares of ordinary shares was US$1.36 per share and there were 79,055,053 ordinary shares and warrants to purchase 8,966,667 ordinary shares outstanding. On that date, our ordinary shares and warrants were held by approximately 200 and 4 holders of record, respectively. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our ordinary shares or warrants whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

For year 2012 and 2013, we retained all available funds for use in operation and expansion of our business and did not declare any cash dividends on our ordinary shares. In the third quarter of year 2014, we declared and paid cash dividend of US$0.01 per share of common stock outstanding. In the first, second and fourth quarters of year 2015, we declared and paid cash dividend of US$0.01 per share of common stock outstanding, respectively. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. We can pay dividends only out of our profits or other distributable reserves and dividends or distribution will only be paid or made if we are able to pay our debts as they fall due in the ordinary course of business. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, operating results, current and anticipated cash needs and regulations governing dividend distributions by wholly foreign owned enterprises in China.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this annual report, we have no equity compensations plans for any of our employees, directors and consultants.

Purchases of Equity Securities

During the year ended December 31, 2015, we did not purchase any of our equity securities, nor did any person or entity purchase any of our equity securities on our behalf.

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

The following graph shows a comparison from February 25, 2013 (the date our ordinary shares commenced trading on the NASDAQ capital Market under its current ticker “PME” after our initial business combination) through December 31, 2015 of the cumulative total return for our common stock, the Nasdaq Composite Index (NASDAQ Composite), our peer group index SIC Code 900—Fishing, Hunting and Trapping, and the Russell MicroCap Index. In future years, the Company intends to use the Russell MicroCap Index in place of the SIC Code 900 to provide a more consistent comparable due to the relatively limited number of companies in the SIC Code 900. These comparisons assume the investment of US$100 on February 25, 2013 and the reinvestment of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

The following two tables set forth selected consolidated statement of financial data as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, which are derived from our audited consolidated financial statements. Our consolidated financial statements are prepared in accordance with U.S. GAAP. Our historical results for any period are not necessarily indicative of results to be expected for any future period. You should read the following selected financial information in conjunction with the consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended December 31,
	2015		2014		2013
	US$	% of Revenue	US$	% of Revenue	US$	% of Revenue
	( in thousands, except for percentages, per share and operating data)
Consolidated Statement of Income Data:

Revenue
Croaker fish	$25,314	41.7%	$17,810	7.6%	$15,242	12.4%
Ribbon fish	20,346	33.5%	65,396	28.0%	47,169	38.5%
Pomfret	3,246	5.3%	31,967	13.7%	10,022	8.2%
Squid	2,359	3.9%	2,594	1.1%	1,120	0.9%
Spanish mackerel	2,288	3.8%	14,418	6.2%	1,826	1.5%
Conger eel	2,039	3.4%	8,150	3.5%	2,631	2.1%
Others	5,108	8.4%	93,092	39.9%	44,658	36.4%

Total Revenue	60,700	100.0%	233,427	100.0%	122,668	100.0%

Cost of Revenue
Fuel cost	26,049	42.9%	97,906	41.9%	46,562	38.0%
Labor cost	15,914	26.2%	15,471	6.7%	6,694	5.4%
Maintenance fee	10,364	17.1%	7,031	3.0%	3,761	3.0%
Depreciation	4,999	8.2%	5,887	2.5%	2,653	2.2%
Freight	2,600	4.3%	17,539	7.5%	9,055	7.4%
Spare parts	1,495	2.5%	5,771	2.5%	3,759	3.0%
Fishing license & agent fee	1,489	2.5%	6,236	2.7%	2,499	2.1%
Others	567	0.9%	-	-	-	-

Total cost of Revenue	63,477	104.6%	155,841	66.8%	74,983	61.1%

Gross (loss) profit	(2,777)	(4.6)%	77,586	33.2%	47,685	38.9%

Selling expenses	(1,859)	(3.1)%	(2,673)	(1.1)%	(1,618)	(1.3)%
General and administrative expenses	(2,934)	(4.8)%	(4,537)	(1.9)%	(3,192)	(2.6)%
Operating (loss) income from continuing operations	(7,569)	(12.5)%	70,376	30.1%	42,875	35.0%

Income from continuing operations before income taxes	19,558	32.2%	85,761	36.7%	47,136	38.4%
Income tax	-	-	-	-	-	-
Net income from continuing operations	$19,558	32.2%	$85,761	36.7%	$47,136	38.4%

Net income from discontinued operations, net of taxes	-		-		51,910

Consolidated net income	$19,558		$85,761		$99,046

Basic and diluted earnings per share
—From continuing operations	$0.23		$1.08		$0.60
—From discontinued operations	0.00		0.00		0.66
—Net income	$0.23		$1.08		$1.26

Other Consolidated Financial Data:
Gross margin	(4.6)%		33.2%		38.9%
Operating margin	(12.5)%		30.1%		35.0%
Net margin	32.2%		36.7%		38.4%

Consolidated Operating Data:
Sales volume (kg)
Croaker fish	8,489,607		6,646,052		6,817,575
Ribbon fish	7,756,532		25,485,098		19,249,641
Pomfret	1,178,101		13,365,371		4,249,796
Squid	1,098,442		754,337		327,785
Spanish mackerel	724,228		4,633,881		519,095
Conger eel	922,150		3,279,985		874,087
Others	1,466,809		22,237,699		11,133,332
Average selling price ($ per kg)
Croaker fish	2.98		2.68		2.24
Ribbon fish	2.62		2.57		2.45
Pomfret	2.76		2.39		2.36
Squid	2.15		3.44		3.42
Spanish mackerel	3.16		3.11		3.52
Conger eel	2.21		2.48		3.01
Others	3.48		4.19		4.01

Consolidated Balance Sheet Data:
Cash	$11,449		$12,752		$8,157
Accounts receivable, net	12,575		50,000		9,133
Inventories	2,336		12,123		9,096
Property, plant and equipment	94,555		109,981		101,971
Total assets	$231,877		$249,030		$170,131
Secured short-term bank loans and current portion of long-term bank loans	$34,651		$49,223		$29,337
Total liabilities and commitments	65,037		99,771		105,290
Total shareholders’ equity	166,840		149,259		64,841
Total liabilities and shareholders’ equity	$231,877		$249,030		$170,131

	Year Ended December 31,
	2012		2011
	US$	% of Revenue	US$	% of Revenue
	(in thousands, except for percentages, per share and operating data)
Consolidated Statement of Income Data:

Revenue
Ribbon fish	$29,163	43.2%	$12,800	50.0%
Indian white shrimp	9,659	14.3%	9	-
Croaker fish	8,306	12.3%	3,014	11.8%
Pomfret	2,283	3.4%	417	1.6%
Red fish	726	1.1%	-	-
Threadfin	596	0.9%	-	-
Others	16,728	24.8%	7,976	31.2%
Rental	-	-	1,385	5.4%
Total Revenue	67,461	100.0%	25,601	100.0%

Cost of revenue
Fuel cost	28,113	41.7%	8,564	33.4%
Freight	4,893	7.2%	2,017	7.9%
Labor cost	3,072	4.6%	1,008	3.9%
Maintenance fee	2,675	4.0%	1,604	6.3%
Spare parts	1,189	1.8%	770	3.0%
Depreciation	135	0.1%	438	0.5%
License fee	1,059	1.6%	122	0.3%
Service fee	434	0.6%	78	1.7%
Total Cost of revenue	41,570	61.6%	14,601	57.0%

Gross profit	25,891	38.4%	11,000	43.0%

Selling expenses	(648)	(1.0)%	(384)	(1.5)%
General and administrative expenses	(463)	(0.7)%	(251)	(1.0)%
Operating income from continuing operations	24,780	36.7%	10,365	40.5%

Income from continuing operations before income taxes	24,280	36.0%	10,440	40.8%
Income taxes	-	-	-	-
Net income from continuing operations	24,280	36.0%	10,440	40.8%

Net income from discontinued operations, net of taxes	84,494		90,258

Consolidated net income	$108,775		$100,698

Basic and diluted earnings per share
From continuing operations	$0.32		$0.14
From discontinued operations	1.09		1.17
Net income	$1.41		$1.31

Other Consolidated Financial Data:
Gross profit margin	38.4%		43.0%
Operating profit margin	36.7%		40.5%
Net profit margin	36.0%		40.8%

Consolidated Operating Data:
Sales volume (kg)
Ribbon fish	15,229,701		9,522,550
Indian white shrimp	1,275,801		1,400
Croaker fish	4,740,661		1,958,600
Pomfret	1,318,409		286,000
Red fish	221,250		-
Threadfin	205,560		-
Others	6,223,249		3,330,871
Average selling price ($ per kg)
Ribbon fish	1.91		1.34
Indian white shrimp	7.57		6.43
Croaker fish	1.75		1.54
Pomfret	1.73		1.46
Red fish	3.28		-
Threadfin	2.90		-
Others	2.69		2.39

Consolidated Balance Sheets Data:
Cash and cash equivalents	$6,861		$1,795
Accounts receivable	11,478		5,455
Inventories	194		2,572
Property, plant and equipment	37,748		6,368
Total assets	$481,027		$358,683
Secured short-term bank loans and current portion of long-term bank loans	$33,264		$21,691
Total liabilities and commitments	83,711		124,309
Total shareholders' equity	397,316		234,374
Total liabilities and shareholders' equity	$481,027		$358,683

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to Pingtan Marine Enterprise Ltd. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. All amounts expressed below are in US dollars.

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

In June 2015, we purchased 4 longline fishing vessels and 2 squid jigging vessels for the appraised fair market value of approximately $56.2 million. These vessels are primarily focused on catching tuna and squid.

In addition to acquisitions of new vessels, we also strengthen our fleet by continuously upgrading and renovating our existing vessels. In 2015, 13 aged fishing vessels were dismantled and replaced by 13 newly-built fishing vessels.

As of December 31, 2015, we own 107 trawlers, 4 longline fishing vessels, 2 squid jigging vessels and 2 drifters and have exclusive operating license rights to 20 drifters. We are the second largest China based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 14 years. These vessels are fully licensed to fish in Indonesian, Indian, or Western and Central Pacific Ocean of the international waters. Among the 135 fishing vessels, 117 of these vessels are licensed to operate in the Arafura Sea in Indonesia but temporarily not operating due to the moratorium discussed below, 12 vessels are operating in the Bay of Bengal in India, and the remaining 6 are licensed to operate in international waters and will be replaced by 6 new vessels which are in construction.

We catch nearly 30 different species of fish including ribbon fish, Indian white shrimp, croaker fish, pomfret, Spanish mackerel, conger eel, squid and red snapper. All of our catch is shipped back to China. Our fishing vessels transport frozen catch to a cold storage warehouse at nearby onshore fishing bases. We then arrange periodic chartered transportation ships to deliver frozen stocks to three cold storage warehouses located in one of China’s largest seafood trading centers, Mawei Seafood Market in Fujian Province.

We derive our revenue primarily from the sale of frozen seafood products. We sell our products directly to customers including distributors, restaurant owners and exporters. Most of our customers have long-term, trustworthy and cooperative relationships with us. Our existing customers also introduce new customers to us from time to time. Our operating results are subject to seasonal variations. Harvest volume is the highest in the fourth quarter of the year while harvest volumes in the second and third quarters are relatively low due to the spawn season of certain fish species, including ribbon fish, cuttlefish, pomfret, and calamari. Based on past experiences, demand for seafood products is the highest from December to January, during Chinese New Year. We believe that our profitability and growth are dependent on the termination of the Indonesian moratorium discussed below and our ability to expand our customer base.

Revenue by territory

Our customers are from the following PRC territories:

	Year Ended December 31,
	2015	2014	2013
Guangdong province	47%	34%	46%
Fujian province	36%	44%	26%
Zhejiang province	8%	5%	17%
Shandong province	3%	11%	4%
Liaoning province	2%	1%	2%
Other areas	4%	5%	5%
Total	100%	100%	100%

Discontinued operations

In December 2013, we have completed the sale of the China Dredging Group (“CDGC”) business, which has been reported as discontinued operations for 2013, to Hong Long, a related party majority owned by the wife of our Chairman and CEO, Mr. Xinrong Zhuo.

Significant factors affecting our results of operations

●	The Indonesian government's recent moratorium on fishing licenses renewals: In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in Indonesian waters have been informed by the Indonesian government to operate within strict guidelines and subsequently to cease operation, in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. We currently operate 135 fishing vessels and 117 of these vessels operate in the Arafura Sea of Indonesia. To cooperate and comply with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of our normal level. Since February 2015, we have temporarily ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this temporary ban has caused a significant drop in our production. As a result, our sales for the year ended December 31, 2015 decreased significantly as compared to the year ended December 31, 2014. In November 2015, the Indonesian government announced that the moratorium had concluded. Our expectation is that the MMAF will implement new fishing policies and resume the license renewal process although this has not yet occurred. In the interim, our financial results will continue to be materially adversely affected by this moratorium. To satisfy our customers’ demand, we purchased fish from a third party and resell to our customers.

●	Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable government agencies. Our inability to obtain, or loss or denial of extensions to, any of our applicable licenses or permits could hamper our ability to generate revenue from our operations.

●	Resource & environmental factors: Our fishing expeditions are based in India and Indonesia and Western and Central Pacific Ocean of the international waters. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also have impact our harvest volume.

●	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●

Competition: We engage in the business in the Arafura Sea of Indonesia, the Bay of Bengal in India and the Western and Central Pacific Ocean of the international waters. Competition within our dedicated fishing areas is not currently significant as the region is not overfished or regulated by government limits on the number of vessels that are allowed to fish in the territories; however, there is no guarantee that competition will not become more intense. Competition in the consumer market in China, however, is keen. We compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. Our catch appeals to a wide segment of consumers because of the low price points of our products. We have been able to sell our catch at market prices and such market prices have generally been increasing since 2012.

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

RESULTS OF OPERATIONS

Comparison of results of operations for the year ended December 31, 2015 and 2014

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

For the years ended December 31, 2015 and 2014, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Year Ended December 31, 2015
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$25,314	8,489,607	$2.98	41.7%
Ribbon fish	20,346	7,756,532	2.62	33.5%
Pomfret	3,246	1,178,101	2.76	5.3%
Squid	2,359	1,098,442	2.15	3.9%
Spanish mackerel	2,288	724,228	3.16	3.8%
Conger eel	2,039	922,150	2.21	3.4%
Others	5,108	1,466,809	3.48	8.4%
Total	$60,700	21,635,869	$2.81	100.0%

	Year Ended December 31, 2014
	Revenue	Volume (KG)	Average price	Percentage of revenue
Ribbon fish	$65,396	25,485,098	$2.57	28.0%
Indian white shrimp	50,557	5,485,956	9.22	21.7%
Pomfret	31,967	13,365,371	2.39	13.7%
Croaker fish	17,810	6,646,052	2.68	7.6%
Spanish mackerel	14,418	4,633,881	3.11	6.2%
Conger eel	8,150	3,279,985	2.48	3.5%
Others	45,129	17,506,080	2.58	19.3%
Total	$233,427	76,402,423	$3.06	100.0%

For the year ended December 31, 2015, we had revenue of $60,700,190, as compared to revenue of $233,427,011 for the year ended December 31, 2014, a decrease of $172,726,821, or 74.0%. Sales volumes in the year ended December 31, 2015 decreased 71.7% to 21,635,869 kg from 76,402,423 kg in the year ended December 31, 2014. Average unit sale price decreased 8.2% in the year ended December 31, 2015 as compared to the year ended December 31, 2014, which was primarily due to the different sales mix.

Our decrease in revenue is attributable to the fact that, in early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in the Indonesian waters have been informed by the Indonesian government to operate within strict guidelines in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. We have temporarily ceased operations in the Indonesian waters since February 2015.

Among our 135 fishing vessels, 117 are licensed to operate in the Arafura Sea of Indonesia subject to the moratorium. To cooperate and remain in compliance with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of our normal level. From February 2015, we have temporarily ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this temporary ban has caused a significant drop in our production. As a result, our sales for the year ended December 31, 2015 decreased significantly as compared to the year ended December 31, 2014. In November 2015, the Indonesian government announced that the moratorium had concluded. Our expectation is that the MMAF will implement new fishing policies and resume the license renewal process although this has not yet occurred. In the interim, our financial results will continue to be materially adversely affected by this moratorium. To satisfy our customers’ demand, we purchased fish from a third party and resell to our customers.

Cost of revenue

Our cost of revenue primarily consists of fuel costs, freight, direct labor costs, depreciation, fishing vessels maintenance fees and other overhead costs. Fuel costs generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the year ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
	2015			2014
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$26,049	41.0%	42.9%	$97,906	62.8%	41.9%
Labor cost	15,914	25.1%	26.2%	15,471	9.9%	6.7%
Maintenance fee	10,364	16.3%	17.1%	7,031	4.5%	3.0%
Depreciation	4,999	7.9%	8.2%	5,887	3.8%	2.5%
Freight	2,600	4.1%	4.3%	17,539	11.3%	7.5%
Spare parts	1,495	2.4%	2.5%	5,771	3.7%	2.5%
Fishing license and agent fee	1,489	2.3%	2.5%	6,236	4.0%	2.7%
Other *	567	0.9%	0.9%	-	-	-
Total cost of revenue	$63,477	100.0%	104.6%	$155,841	100.0%	66.8%

* Represents the cost of fish purchased from third parties to satisfy our customers’ demand.

Cost of revenue for the year ended December 31, 2015 was $63,476,627, representing a decrease of $92,364,196 or 59.3% as compared to $155,840,823 for the year ended December 31, 2014. The decrease was primarily attributable to the decrease in our revenue.

Gross (loss) profit

Our gross (loss) profit is affected primarily by changes in production costs. Fuel cost, labor cost, and maintenance fee together account for about 82.4% and 77.2% of cost of revenue for the years ended December 31, 2015 and 2014, respectively. The fluctuation of fuel price and exchange rate may significantly affect our cost level and gross (loss) profit.

The following table sets forth information as to our revenue, cost of revenue, gross (loss) profit and gross margin for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Revenue	$60,700,190	$233,427,011
Cost of revenue	$63,476,627	$155,840,823
Gross (loss) profit	$(2,776,437)	$77,586,188
Gross margin	(4.6)%	33.2%

Gross loss for the year ended December 31, 2015 was $2,776,437, representing a decrease of $80,362,625 or 103.6% as compared to gross profit of $77,586,188 for the year ended December 31, 2014 due to the moratorium described above. Gross margin decreased to (4.6)% for the year ended December 31, 2015 from 33.2% for the year ended December 31, 2014.

The significant decrease in gross margin for the year ended December 31, 2015 as compared to the year ended December 31, 2014 were primarily attributable to: (i) the reduced scale of operations resulting in lower revenue, which is reflected in the allocation of fixed costs, mainly consisting of depreciation and labor costs, to cost of revenue; (ii) the repairs and maintenance fees, which were incurred to maintain vessels in operating condition, were allocated to less production volume due to the reduced operations during the year ended December 31, 2015. We expect that our gross margin will remain at its current level in the near future and we can only improve our gross margin to the extent that we can become more efficient by increasing our production.

Selling expense

Our selling expense mainly includes storage fees, insurance, shipping and handling fees, customs service charge, advertising expense and vessels’ examination fees. Our sales activities are conducted through direct selling by our internal sales staff. Because of the strong demand for our products and services, we do not have to aggressively market and distribute our products, thus our selling expense have been relatively small as a percentage of our revenue.

Selling expense totaled $1,858,687 for the year ended December 31, 2015, as compared to $2,673,213 for the year ended December 31, 2014, a decrease of $814,526 or 30.5%. Selling expense for the years ended December 31, 2015 and 2014 consisted of the following:

	Year Ended December 31,
	2015	2014
Storage fees	$667,329	$1,008,699
Insurance	374,704	702,868
Shipping and handling fees	369,912	721,972
Customs service charge	183,390	80,140
Advertising	89,204	19,833
Other	174,148	139,701
	$1,858,687	$2,673,213

●	For the year ended December 31, 2015, storage fees decreased by $341,370, or 33.8%, as compared to the year ended December 31, 2014. The decrease was primarily attributable to the decrease in our storage area resulting from the decreased inventories.

●	For the year ended December 31, 2015, insurance decreased by $328,164, or 46.7%, as compared to the year ended December 31, 2014. The decrease was primarily attributable to the decrease in our revenue.

●	For the year ended December 31, 2015, shipping and handling fees decreased by $352,060, or 48.8%, as compared to the year ended December 31, 2014. The decrease was mainly attributable to the decrease in our sales.

●	For the year ended December 31, 2015, customs service charge increased by $103,250, or 128.8%, as compared to the year ended December 31, 2014, due to the increased percentage of outsourced customs service for fish from India. We provide in-house customs service for fish from Indonesia and outsource customs service for fish from India. The outsourcing service has a larger cost than in-house service.

●	For the year ended December 31, 2015, advertising expenses increased by $69,371, or 349.8%, as compared to the year ended December 31, 2014. The increase was mainly attributable to the increased advertising activities incurred in 2015 in order to enhance our visibility.

●	Other selling expense, which primarily consisted of vessels’ examination fees and commodity inspection fees, for the year ended December 31, 2015 increased by $34,447, or 24.7%, as compared to the year ended December 31, 2014. The increase was primarily attributable to an increase in examination fees for our fishing vessels of approximately $46,000, mainly due to the increase in our fishing vessels, offset by a decrease in commodity inspection fees of approximately $12,000.

General and administrative expense

General and administrative expense totaled $2,933,588 for the year ended December 31, 2015, as compared to $4,537,351 for the year ended December 31, 2014, a decrease of $1,603,763 or 35.3%. General and administrative expense for the years ended December 31, 2015 and 2014 consisted of the following:

	Year Ended December 31,
	2015	2014
Professional fees	$1,558,856	$829,113
Compensation and related benefits	1,202,716	994,587
Rent and related administrative service charge	475,897	475,608
Travel and entertainment	126,209	319,021
Bad debt (recovery) expense	(770,195)	1,173,223
Other	340,105	745,799
	$2,933,588	$4,537,351

●	Professional fees, which consist of legal fees, accounting fees, investor relations services charge, valuation service fees and other fees associated with being a public company, for the year ended December 31, 2015 increased by $729,743, or 88.0%, as compared to the year ended December 31, 2014. The increase in the year ended December 31, 2015 was primarily attributable to an increase in annual audit and quarterly review fees and assurance and related services charge of approximately $378,000 mainly due to the change in independent registered public accounting firm and increased professional service provided by our auditors in year 2015, an increase in legal fees of approximately $146,000 due to the increased legal activities incurred in year 2015, an increase in valuation service fees of approximately $118,000, an increase in accounting fees of approximately $50,000 because we engaged an outside consulting firm to help us on U.S. GAAP reporting compliance since November 2014, and an increase in investor relations service charge of approximately $40,000, offset by a decrease in other miscellaneous items of approximately $2,000.

●	Compensation and related benefits for the year ended December 31, 2015 increased by $208,129, or 20.9%, as compared to the year ended December 31, 2014. The increase for the year ended December 31, 2015 was mainly attributable to the increase in salaries and related benefits incurred and paid to our management and other administrative staff resulting from the anticipated expansion of our business.

●	Rent and related administrative service charge remained consistent for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

●	For the year ended December 31, 2015, travel and entertainment expense decreased by $192,812, or 60.4% as compared to the year ended December 31, 2014. The decrease was mainly attributable to a decrease in travel for investor road shows and conferences of approximately $152,000, and a decrease in entertainment expense of approximately $41,000 resulting from the decrease in entertainment activities incurred in year 2015.

●	For the year ended December 31, 2015, we recorded bad debt recovery of $770,195 as compared to bad debt expense of $1,173,223 for the year ended December 31, 2014. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●	Other general and administrative expense, which primarily consist of communication fees, office supply, depreciation, miscellaneous taxes, severance payments, registration fees, director and officer liability insurance and bank service charges, for the year ended December 31, 2015 decreased by $405,694, or 54.4%, as compared to the year ended December 31, 2014, which was mainly attributable to a decrease in bank service charges of approximately $173,000, and a decrease in liability insurance of approximately $288,000, offset by an increase in other miscellaneous items of approximately $55,000.

(Loss) income from operations

As a result of the factors described above, for the year ended December 31, 2015, loss from operations amounted to $7,568,712, as compared to income from operations of $70,375,624 for the year ended December 31, 2014, a change of $77,944,336, or 110.8%.

Other income (expense)

Other income/expense mainly include interest income from bank deposits, interest expenses generated from short-term and long-term bank borrowings, foreign currency transaction gain/loss, grant income from Chinese government, gain from cost method investment, loss on equity method investment and loss on fixed assets disposal.

For the year ended December 31, 2015, other income, net, amounted to $27,127,114 as compared to $15,385,081 for the year ended December 31, 2014, an increase of $11,742,033, or 76.3%, which was primarily attributable to an increase in interest income of approximately $87,000, a decrease in interest expense of approximately $1,185,000 mainly due to the decrease in our interest bearing bank loans, an increase in grant income of approximately $13,059,000, an increase in gain from cost method investment of approximately $65,000, offset by an increase in foreign currency transaction loss of approximately $1,051,000, an increase in loss on equity method investment of approximately $20,000, and an increase in loss on fixed assets disposal of approximately $1,584,000 mainly relating to 13 aged and dismantled fishing vessels which were replaced by 13 new vessels.

The grant income represents an incentive granted by the Chinese government to encourage the development of ocean fishing industry in order to satisfy the increased demand of natural seafood in China. The grant income, which was recognized in the year ended December 31, 2015, is mainly related to our fuel expenditures incurred in 2014.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the year ended December 31, 2015 and 2014.

Net income

We did not have any discontinued operations during the year ended December 31, 2015 and 2014.

As a result of the factors described above, our net income was $19,558,402, as compared with net income of $85,760,705 for the year ended December 31, 2014, a decrease of $66,202,303 or 77.2%.

Net income attributable to owners of the Company

The net income attributable to owners of the Company was $18,352,917, or $0.23 per ordinary share (basic and diluted) for the year ended December 31, 2015, as compared with net income attributable to owners of the Company of $85,760,705, or $1.08 per ordinary share (basic and diluted) for the year ended December 31, 2014, a decrease of $67,407,788 or 78.6%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries which are incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries which are incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of income and comprehensive income. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $8,628,162 for the year ended December 31, 2015, as compared to a foreign currency translation loss of $552,656 for the year ended December 31, 2014. This non-cash loss had the effect of decreasing our reported comprehensive income.

Comprehensive income

As a result of our foreign currency translation adjustment, we had comprehensive income for the year ended December 31, 2015 of $10,930,240, compared to comprehensive income of $85,208,049 for the year ended December 31, 2014.

Comparison of results of operations for the year ended December 31, 2014 and 2013

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

For the year ended December 31, 2014 and 2013, our revenue by species of fish was as follows (dollars in thousands, except for average price):

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

	Year Ended December 31,
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

	Year Ended December 31,
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

Selling expense totaled approximately $2,673,000 for the year ended December 31, 2014, as compared to $1,618,000 for the year ended December 31, 2013, an increase of approximately $1,055,000 or 65.2%. Selling expense for the year ended December 31, 2014 and 2013 consisted of the following (dollars in thousands):

	Year Ended December 31,
	2014	2013
Storage fees	$1,008	$596
Shipping and handling fees	722	458
Insurance	703	345
Other	240	219
	$2,673	$1,618

●	Storage fees for the year ended December 31, 2014 increased by approximately $412,000, or 69.1%, as compared to the year ended December 31, 2013. The increase was primarily attributable to the increase in our business revenue.

●	Shipping and handling fees for the year ended December 31, 2014 increased by approximately $264,000, or 57.6%, as compared to the year ended December 31, 2013. The increase was mainly attributable to the increase in our sales revenue.

●	Insurance for the year ended December 31, 2014 increased by approximately $358,000, or 103.8%, as compared to the year ended December 31, 2013. The increase was primarily attributable to the increase in our business revenue.

●	Other selling expense, which primarily consisted of customs service charge, inspection fees, examination fees for our fishing vessels and advertising expense, for the year ended December 31, 2014 increased by approximately $21,000, or 9.6%, as compared to the year ended December 31, 2013 which was primarily attributable to the increased examination fees incurred and paid for our increased fishing vessels.

General and administrative expense

General and administrative expense totaled approximately $4,537,000 for the year ended December 31, 2014, as compared to approximately $3,192,000 for the year ended December 31, 2013, an increase of $1,345,000 or approximately 42.1%. General and administrative expense for the year ended December 31, 2014 and 2013 consisted of the following (dollars in thousands):

	Year Ended December 31,
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

Net income from discontinued operations, net of income taxes

We did not have any discontinued operations during the year ended December 31, 2014. Our net income from discontinued operations, net of income taxes, for the year ended December 31, 2013 was approximately $51,911,000, or $0.66 per ordinary share (basic and diluted).

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government grants relating to fuel expenditure incurred in 2014 as the government incentive for encouraging development of ocean fishing industry. At December 31, 2015 and 2014, we had cash balances of approximately $11,449,000 and $12,752,000, respectively. Significant portion of these funds are located in financial institutions located in China and will continue to be indefinitely reinvested in China operations.

The following table sets forth a summary of changes in our working capital from December 31, 2014 to December 31, 2015:

			December 31, 2014 to December 31, 2015
	December 31, 2015	December 31, 2014	Change	Percentage Change
Working capital:
Total current assets	$91,945,902	$105,913,623	$(13,967,721)	(13.2)%
Total current liabilities	42,466,795	61,146,180	(18,679,385)	(30.5)%
Working capital:	$49,479,107	$44,767,443	$4,711,664	10.5%

Our working capital increased $4,711,664 to $49,479,107 at December 31, 2015 from working capital of $44,767,443 at December 31, 2014. This increase in working capital is primarily attributable to an increase in restricted cash of approximately $1,578,000, a significant increase in advances to suppliers of approximately $35,994,000 due to prepayments made for fishing nets and spare parts and for inventories purchase to satisfy our customers’ demand, an increase in receivable from transferring equity method investment of approximately $15,407,000 resulting from transferring equity method investment share to a third party in 2015, an increase in other receivables – related parties of approximately $7,888,000 due to the advances made to our related parties in 2015 in connection with the termination of VIE structure (See Note 11), which will be returned in full to us in the next 12 months, a decrease in accounts payable of approximately $204,000, a decrease in accounts payable – related party of approximately $2,193,000, a decrease in advances from customers of approximately $165,000, a decrease in short-term bank loans of approximately $8,382,000 and a decrease in long-term bank loans – current portion of approximately $6,189,000 primarily due to repayments made to banks in 2015, a decrease in accrued liabilities and other payables of approximately $558,000, and a decrease in due to related parties of approximately $989,000, offset by a decrease in cash of approximately $1,304,000, a significant decrease in accounts receivable , net of allowance for doubtful accounts, of approximately $37,425,000, primarily due to the significant decrease in revenue and maturities of 90 days credit term offered to corporate customers in the last quarter of 2014, a decrease in inventories, net of reserve for inventories, of approximately $9,787,000 resulting from the decreased fishing activities in 2015, a decrease in prepaid expenses – related parties of approximately $2,680,000, a decrease in deferred expenses – related parties of approximately $1,029,000, and a significant decrease in other receivables of approximately $22,578,000 which was mainly attributable to the refunds of approximately $22,488,000 received from commercial retail space prepayments in 2015.

Because the exchange rate conversion is different for consolidated balance sheets and consolidated statements of cash flows, the changes in assets and liabilities reflected on consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on consolidated balance sheets.

Cash flows for the year ended December 31, 2015 compared to the year ended December 31, 2014

The following summarizes the key components of our cash flows for the year ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Net cash provided by operating activities from continuing operations	$40,853,550	$33,928,408
Net cash used in investing activities for continuing operations	(66,187,228)	(35,862,379)
Net cash provided by financing activities from continuing operations	23,881,357	6,724,079
Effect of exchange rate on cash	148,733	(194,435)
Net (decrease) increase in cash	$(1,303,588)	$4,595,673

Net cash flow provided by operating activities from continuing operations was $40,853,550 for the year ended December 31, 2015 as compared to $33,928,408 for the year ended December 31, 2014, an increase of $6,925,142.

●	Net cash flow provided by operating activities from continuing operations for the year ended December 31, 2015 primarily reflected net income of approximately $19,558,000 and the add-back of non-cash items, mainly consisting of depreciation of approximately $6,353,000, an increase in reserve for inventories of approximately $228,000, and a loss on disposal of fixed assets of approximately $1,584,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $37,007,000 due to the significant decrease in revenue and collections made, a decrease in inventories of approximately $9,303,000 mainly due to the decreased fishing activities in 2015, a decrease in prepaid expenses – related parties of approximately $2,383,000, a decrease in deferred expenses – related parties of approximately $1,016,000, a decrease in other receivables of approximately $88,000, an increase in accounts payable – related party of approximately $2,203,000, offset by a significant increase in advances to suppliers of approximately $37,576,000 in order to satisfy our customers’ demand, a decrease in accounts payable of approximately $146,000, a decrease in advances from customers of approximately $163,000, and a decrease in accrued liabilities and other payables of approximately $266,000, and non-cash item of the decrease in allowance for doubtful accounts of approximately $770,000.

●	Net cash flow provided by operating activities from continuing operations for the year ended December 31, 2014 primarily reflected net income of approximately $85,761,000 and the add-back of non-cash item consisting of depreciation of approximately $6,018,000 and an increase in allowance for doubtful accounts of approximately $1,173,000, and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expense approximately $4,214,000, an increase in accrued liabilities and other payables of approximately $1,019,000, offset primarily by an increase in accounts receivable of approximately $42,135,000 due to the increase in our sales revenue in 2014, an increase in prepaid expenses – related parties of approximately $7,314,000 mainly due to the prepayments for our fishing license and service fees made to related parties in 2014, an increase in deferred expenses – related parties of approximately $1,028,000, an increase in inventories of approximately $3,151,000 due to the increase in our fishing capacity in 2014, a decrease in accounts payable of approximately $1,763,000 and a decrease in accounts payable – related parties of approximately $8,604,000 due to the repayments made to related parties in 2014.

Net cash flow used in investing activities for continuing operations was $66,187,228 for the year ended December 31, 2015 as compared to net cash flow used in investing activities for continuing operations of $35,862,379 for the year ended December 31, 2014. During the year ended December 31, 2015, we made the payments for equity method investment of approximately $40,209,000 for fishery processing purpose (See Note 9) and made payments for purchase of property, plant and equipment of approximately $56,222,000, offset by refunds received from commercial retail space prepayments of approximately $22,202,000 and proceeds received from transferring equity method investment share of approximately $8,042,000. During the year ended December 31, 2014, we made the prepayments for acquisition of commercial retail space of approximately $22,471,000, and made payments for purchase of property, plant and equipment of $891,000 and made investment in equity investment interest of approximately $15,953,000, offset by proceeds from government grants for fishing vessels construction of approximately $3,452,000.

Net cash flow provided by financing activities for continuing operations was $23,881,357 for the year ended December 31, 2015 as compared to net cash flow provided by financing activities from continuing operations of $6,724,079 for the year ended December 31, 2014. During the year ended December 31, 2015, we received proceeds from short-term bank loans of approximately $23,958,000, received advances from related parties of approximately $3,910,000 and received capital contribution from non-controlling interest of approximately $64,335,000, offset by the repayments of short-term bank loans of approximately $30,990,000, repayments of long-term bank loans of approximately $19,964,000, the increase in restricted cash of approximately $1,647,000, cash made for dividend payments of approximately $2,372,000, and payments made to related parties in connection with the termination of VIE structure (See Note 11) of approximately $13,349,000 which will be returned to us in next 12 months. During the year ended December 31, 2014, we received proceeds from short-term bank loans of approximately $67,175,000, and received proceeds from long-term bank loans of approximately $3,744,000, and received advances from related parties of approximately $2,350,000, offset by the repayments of short-term bank loans of approximately $45,798,000, repayments of long-term bank loans of approximately $19,957,000 and cash made for dividend payments of approximately $791,000.

Cash flows for the year ended December 31, 2014 compared to the year ended December 31, 2013

The following summarizes the key components of our cash flows for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
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

Net cash flow provided by financing activities from continuing operations was approximately $6,724,000 for the year ended December 31, 2014 as compared to approximately $31,147,000 for the year ended December 31, 2013. During the year ended December 31, 2014, we received proceeds from short-term bank loans of approximately $67,175,000, and received proceeds from long-term bank loans of approximately $3,744,000, and received advances from related parties of approximately $2,350,000, offset by the repayments of short-term bank loans of approximately $45,798,000, repayments of long-term bank loans of approximately $19,957,000 and made cash dividend payment of approximately $791,000. During the year ended December 31, 2013, we received proceeds from short-term bank loans of approximately $43,714,000, and received proceeds from long-term bank loans of approximately $55,812,000, and acquired cash in recapitalization of approximately $3,565,000, offset by the repayments of short-term bank loans of approximately $64,358,000, and repayments of long-term bank loans of approximately $7,584,000.

We have historically funded our capital expenditures through cash flow provided by operations, bank loans and related parties’ advances. As of December 31, 2015, we have contractual commitments of approximately $308,000 related to an equity investment commitment. We intend to fund the costs with our existing working capital and by obtaining financing mainly from local banking institutions with which we have done business in the past. We believe that the relationships with local banks are in good standing. And we have not encountered difficulties in obtaining needed borrowings from local banks. We believe that our available cash together with our cash flow from operations and secured bank financing and/or other third party financing will be sufficient to meet our anticipated cash requirements for the next twelve months.

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

The following tables summarize our contractual obligations as of December 31, 2015 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$8	$8	$-	$-	$-
Related party rental and related administrative service charge obligation	462	462	-	-	-
Registered capital contribution obligation in equity investment interest	308	-	-	-	308
Short-term bank loans (1)	21,971	21,971	-	-	-
Long-term bank loans	35,250	12,680	15,252	3,004	4,314
Total	$57,999	$35,121	$15,252	$3,004	$4,622

(1)	Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

Off-balance sheet arrangements

None.

Recent accounting pronouncements

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as the related required disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, and, if applicable, whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  We anticipate adopting this update in the quarter ending March 31, 2017 and do not expect the adoption to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). This ASU makes changes to the VIE model and voting interest (“VOE”) model consolidation guidance. The main provisions of the ASU include the following: (i) adding a requirement that limited partnerships and similar legal entities must provide partners with either substantive kick-out rights or substantive participating rights over the general partner to qualify as a VOE rather than a VIE; (ii) eliminating the presumption that the general partner should consolidate a limited partnership; (iii) eliminating certain conditions that need to be met when evaluating whether fees paid to a decision maker or service provider are considered a variable interest; (iv) excluding certain fees paid to decision makers or service providers when evaluating which party is the primary beneficiary of a VIE; and (v) revising how related parties are evaluated under the VIE guidance. Lastly, the ASU eliminates the indefinite deferral of FAS 167, which allowed reporting entities with interests in certain investment funds to follow previous guidance in FIN 46 (R). However, the ASU permanently exempts reporting entities from consolidating registered money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Entities may apply this ASU either using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning period of adoption or retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted provided that the ASU is applied from the beginning of the fiscal year of adoption. We do not expect the adoption to have a material impact on our consolidated financial statement.

In June 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-10, “Technical Corrections and Improvements” (“ASU 2015-10”). The amendments in ASU 2015-10 cover a wide range of Topics in the Accounting Standards Codification (the “ASC”). The amendments in ASU 2015-10 represent changes to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the ASC easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the ASC. Transition guidance varies based on the amendments in ASU 2015-10. The amendments in ASU 2015-10 that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of ASU 2015-10. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this update require an entity to measure inventory within the scope of ASU 2015-11 (the amendments in ASU 2015-11 do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost) at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is uncharged for inventory measured using last-in, first-out or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic ASC 842) (“ASU 2016-02”). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). This update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. This update requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, with early adoption permitted. We are in the process of evaluating the impact of this new guidance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Oil cost accounts for approximately 41.0% of our total cost of revenue for the year ended December 31, 2015. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at December 31, 2015 and did not employ any commodity price derivatives in the year ended December 31, 2015.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $0.1 million based on our revenue, costs and expenses, assets and liabilities denominated in RMB as of December 31, 2015. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $57.2 million at December 31, 2015. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our earnings and cash flows by approximately $36,000. The potential change in cash flows and earnings is calculated based on the change in the net interest expense over a one year period due to an immediate 100 basis point change in interest rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2 – F-3
Consolidated Balance Sheets As of December 31, 2015 and 2014	F-4
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013	F-5
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	F-7
Notes to Consolidated Financial Statements	F-8 – F-35

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2015, due to the material weakness in internal control described below.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2015, based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the material weakness in our internal control over financial reporting as of December 31, 2015 that we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of US GAAP commensurate with our financial reporting requirements. We concluded that our internal control over financial reporting not effective at the reasonable assurance level as of December 31, 2015.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weakness, our consolidated financial statements for the year ended December 31, 2015 are fairly stated, in all material respects, in accordance with GAAP.

Attestation Report of Independent Registered Republic Accounting Firm

Our independent registered public accounting firm, BDO China SHU LUN PAN Certified Public Accountants LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in this Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

●	We engaged an outside consulting firm to help us with U.S. GAAP reporting compliance in November 2014.

●	We are currently evaluating the need for the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we might decide to outsource the function to an outside party.

Except for remediation mentioned above, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Xinrong Zhuo	52	Chief Executive Officer and Chairman of the Board
Roy Yu	34	Chief Financial Officer
Lin Bao	56	Director
Zengbiao Zhu	67	Director
Xing An Lin	53	Director
Lin Lin	42	Director

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

On February 26, 2015, Mr. Jin Shi, a member of the Board of Directors (the “Board”) of Pingtan Marine Enterprise Ltd. (Nasdaq: PME) (the “Company”), notified the Board of his resignation from the Board. Upon the recommendation of the Nominating and Governance Committee of the Board, the Board appointed Mr. XingAn Lin, to fill the vacancy created by the departure of Mr. Shi and to serve as a director of the Company until the next annual meeting. Mr. XingAn Lin was also appointed by the Board upon the recommendation of the Nominating and Governance Committee to serve as a member of the Audit Committee (as Chairman), Nominating and Governance Committee and Compensation Committee.

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

Committees and Meeting Attendance

Our Board held 4 meetings and acted 3 times by unanimous written consent in connection with matters related to the fiscal year ended December 31, 2015. Our Board has an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Audit Committee held 4 meetings during the fiscal year ended December 31, 2015. The Compensation Committee and the Nominating and Governance Committee each held 1 meeting during the fiscal year ended December 31, 2015.

During 2015, each member of the Board attended or participated in 90% or more of the aggregate of (i) the total number of meetings of the Board (held during the period for which such person has been a director) and (ii) the total number of meetings held by all committees of the Board on which such person served (during the periods that such person served). Our Amended and Restated Memorandum and Articles of Association provide that the Chairman of our Board shall preside at all meetings of our shareholders. Each director is expected to make reasonable efforts to attend Board meetings, meetings of committees of which such director is a member and the Annual Meetings of Shareholders. All of our then sitting directors participated in the 2015 Annual Meetings of Shareholders (4 in person and 1 by teleconference phone).

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

Compensation Committee Interlocks and Insider Participation

Mr. XingAn Lin, Zengbiao Zhu and Lin Lin currently serve on the Compensation Committee, which is currently chaired by Mr. Zhu. No member of the Compensation Committee is one of our executive officers, and no member of the Compensation Committee had any relationships requiring disclosure by us under the Commission’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a Compensation Committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as one of our directors or member of the Compensation Committee during 2015.

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

The Committee will consider director candidates recommended by shareholders if properly submitted to the Committee. Shareholders wishing to recommend persons for consideration by the Committee as nominees for election to the Board can do so by writing to the Nominating and Governance Committee, c/o Mr. Lin Lin, Pingtan Marine Enterprise Ltd., 18-19/F, Zhongshan Building A, No. 154 Hudong Road, Fuzhou, P.R.C. 350001. Recommendations must include the proposed nominee’s name, detailed biographical data, work history, qualifications and corporate and charitable affiliations, as well as a written statement from the proposed nominee consenting to be named as a nominee and, if nominated and elected, to serve as a director. The Committee will then consider the candidate and the candidate’s qualifications using the criteria as set forth above. The Committee may discuss with the shareholder making the nomination the reasons for making the nomination and the qualifications of the candidate. The Committee may then interview the candidate and may also use the services of a search firm to provide additional information about the candidate prior to making a recommendation to the Board.

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

The following table sets forth information concerning cash and non-cash compensation paid to our named executive officers for 2015, 2014 and 2013, respectively.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other compensation	Total
Xinrong Zhuo	2015	$40,261	$—	$—	$—	$—	$40,261
Chief Executive	2014	$40,230	$—	$—	$—	$—	$40,230
Officer	2013	$40,224	$—	$—	$—	$—	$40,224

Roy Yu	2015	$240,000	$20,000	$—	$—	$—	$260,000
Chief Financial	2014	$240,000	$20,000	$—	$—	$—	$260,000
Officer(1)	2013	$150,000	$—	$—	$—	$—	$150,000

(1)	Mr. Yu was appointed Chief Financial Officer of the Company in April 2013.

Outstanding Equity Awards at 2015 Fiscal Year End

As of December 31, 2015, there were no outstanding equity awards for our named executive officer.

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

Director Compensation

We did not pay compensation to any non-employee directors during the fiscal year 2015.

Our non-employee directors did not hold any outstanding option awards as of December 31, 2015.

We do not pay our directors in connection with attending individual Board meetings, but we reimburse our directors for expenses incurred in connection with such meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our capital stock as of March 9, 2016 by:

●	each shareholder or group of affiliated shareholders, who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 79,055,053 our ordinary shares outstanding as of March 9, 2016.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Ordinary shares subject to options and warrants currently exercisable or exercisable within 60 days of March 9, 2016 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of March 9, 2016 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all of our ordinary shares shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Pingtan Marine Enterprise Ltd., 18-19/F, Zhongshan Building A, No. 154 Hudong Road, Fuzhou, P.R.C. 350001.

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

The following is a summary of the significant related party transactions in which we engaged during the year ended December 31, 2015:

In connection with the termination of VIE structure and to comply with PRC regulation, we paid RMB 83 million (approximately $12.8 million) in total, which is Pingtan Fishing’s registered capital, to Pingtan Fishing’s Shareholders (which are Zhiyan Lin and Honghong Zhuo) to transfer their 100% of equity interest of Pingtan Fishing to Fujian Heyue, our subsidiary pursuant to the Equity Transfer Agreement dated February 9, 2015. In year 2015, Honghong Zhuo repaid $4.9 million to us. As of December 31, 2015, these two shareholders owed us $7,887,527 which is included in other receivables – related parties on the accompanying consolidated balance sheets. Those payments will be returned in full to us within one year.

Our Chief Executive Officer and a related party, Hong Fa Shipping Limited, from time to time, have provided advances to us for working capital purpose. These advances are short-term in nature, non-interest bearing, unsecured and payable on demand. During the year ended December 31, 2015, we received advances from our Chief Executive Officer of $3.91 million and repaid $3.9 million and $1 million to our Chief Executive Officer and Hong Fa Shipping Limited, respectively.

On June 26, 2015, we entered into a master agreement with each of Fuzhou Honglong Ocean Fishery Co., Ltd, (“Hong Long”) and Fuzhou Yishun Deep-Sea Fishing Co., Ltd. (“Yishun”), which are owned by our Chairman and CEO, Mr. Xinrong Zhuo, for the acquisition of 6 fishing vessels with total consideration of approximately $56.2 million representing the fair market value on the date of acquisition. The transaction between us and these two related companies was accounted as common control transaction. Based on Accounting Standards Codification (“ASC”) 805-50, we recorded the value of $0 as the cost of the vessels since the 6 vessels had been fully depreciated in Hong Long and Yishun’s books at the date of transfer. The balance of approximately $56.2 million above cost was treated as a return of capital in the equity accounts and was recorded as a reduction in additional paid-in capital. These vessels are currently licensed and sanctioned by the Chinese Fisheries Management Bureau under the Ministry of Agriculture of China, which allows these vessels to operate and fish in the Western and Central Pacific Ocean of the international waters. These vessels are primarily focused on the catch of tuna and squid. These 6 vessels were dismantled and replaced by 6 newly-built vessels to continue fishing in the international waters. We expect that the expansions of our fleet will greatly increase our fish harvest volume and revenue.

On July 31, 2012, Pingtan Fishing entered into a lease for office space with Ping Lin, spouse of the Company’s CEO, (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB 84,000 (approximately $13,500) were due for each year of the term. The term of the Office Lease was 3 years and expired on August 1, 2015. On August 1, 2015, we renewed the Office Lease. Pursuant to the renewed Office Lease, the annual rent is RMB 84,000 (approximately $13,500). The term of the renewed Office Lease is 1 year and expires on August 1, 2016. For the year ended December 31, 2015, rent expense related to the Office Lease amounted to $13,510.

On July 1, 2013, we entered into a service agreement with Hai Yi Shipping Limited that provided us a portion of use of premises located in Hong Kong as office and provided related administrative service (the “Service Agreement”). Pursuant to the Service Agreement, monthly payments of Hong Kong Dollar (“HK$”) HK$298,500 (approximately $38,500) were due for each month of the term. The term of the Service Agreement was 1.5 years and expired on December 31, 2014. We renewed the Service Agreement. Pursuant to the renewed Service Agreement, the monthly payments are HK$298,500 (approximately $38,500) and the renewed Service Agreement expires on December 31, 2016. For the year ended December 31, 2015, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $462,387.

During the year ended December 31, 2015, we made purchase of fuel, fishing nets and other on-board consumables from PT. Avona Mina Lestari, Hong Fa Shipping Limited, Haifeng Dafu Enterprice Co., Ltd., Hai Yi Shipping Ltd., and PT. Dwikarya Reksa Abadi, of approximately $1,276,000, $11,329,000, $11,000, $4,739,000 and $1,415,000, respectively.

During the year ended December 31, 2015, we made purchase of vessel maintenance service from PT. Avona Mina Lestari and from PT. Dwikarya Reksa Abadi of approximately $6,529,000 and $3,207,000, respectively.

During the year ended December 31, 2015, we made purchase of transportation service from Fuzhou Honglong Ocean Fishery Co., Ltd. and from Hai Yi Shipping Limited of approximately $178,000 and $306,000, respectively.

During the year ended December 31, 2015, we made purchase of Indonesia vessel agent service form PT. Avona Mina Lestari of approximately $2,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditor’s Fees

The following is a summary of the fees billed to the Company by its principal independent registered accounting firm for professional services rendered for the years ended December 31, 2015 and 2014 (in US dollars):

	Year Ended December 31,
	2015	2014
Audit Fees	$625,400	$285,750
Audit-Related Fees	115,025	74,121
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$740,425	$359,871

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit and non-audit service performed by BDO China SHU LUN PAN Certified Public Accountants LLP for our consolidated financial statements as of and for the year ended December 31, 2015.

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

Pingtan Marine’s Annual Report on Form 10-K for the year ended December 31, 2015, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2016

Pingtan Marine Enterprise Ltd.

By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Xinrong Zhuo	Chairman of the Board and Chief Executive	March 9, 2016
Xinrong Zhuo	Officer (Principal Executive Officer)

/s/ Roy Yu	Chief Financial Officer	March 9, 2016
Roy Yu	(Principal Financial and Accounting Officer)

/s/ Lin Bao	Director	March 9, 2016
Lin Bao

/s/ Zengbiao Zhu	Director	March 9, 2016
Zengbiao Zhu

/s/ Lin Lin	Director	March 9, 2016
Lin Lin

/s/ XingAn Lin	Director	March 9, 2016
XingAn Lin

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2 to F-3

Consolidated Financial Statements:

Consolidated Balance Sheets - As of December 31, 2015 and 2014	F-4

Consolidated Statements of Income and Comprehensive Income - For the Years Ended December 31, 2015, 2014 and 2013	F-5

Consolidated Statements of Changes in Shareholders’ Equity - For the Years Ended December 31, 2015, 2014 and 2013	F-6

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2015, 2014 and 2013	F-7

Notes to Consolidated Financial Statements	F-8 to F-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pingtan Marine Enterprise Limited

We have audited the accompanying consolidated balance sheets of Pingtan Marine Enterprise Limited and its subsidiary (collectively, the “Company”) as of December 31, 2015, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pingtan Marine Enterprise Limited and its subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/signed/ BDO China Shu Lun Pan Certified Public Accountants LLP

Beijing, China

March 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pingtan Marine Enterprise Limited

We have audited the internal control over financial reporting of Pingtan Marine Enterprise Limited and its subsidiary (collectively, the “Company”) as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company did not maintain effective monitoring controls to determine the adequacy of its internal control over financial reporting and related policies and procedures because the Company did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of US GAAP commensurate with its financial reporting requirements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated March 9, 2016 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Pingtan Marine Enterprise Limited and its subsidiary has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in internal control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pingtan Marine Enterprise Limited and its subsidiary (collectively, the “Company”) as of December 31, 2015, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/signed/ BDO China Shu Lun Pan Certified Public Accountants LLP

Beijing, China

March 9, 2016

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$11,448,684	$12,752,272
Restricted cash	1,577,642	-
Accounts receivable, net of allowance for doubtful accounts	12,575,042	49,999,712
Inventories, net of reserve for inventories	2,336,167	12,123,405
Advances to suppliers	35,994,146	-
Prepaid expenses	1,818	32,913
Prepaid expenses - related parties	4,640,166	7,319,975
Deferred expenses - related parties	-	1,029,114
Receivable from transferring equity method investment shares	15,406,659	-
Other receivables	78,051	22,656,232
Other receivables - related parties	7,887,527	-
Total Current Assets	91,945,902	105,913,623

OTHER ASSETS:
Cost method investment	3,235,398	3,421,031
Equity method investment	30,486,314	15,964,812
Prepayment for long-term assets	11,654,645	13,750,102
Property, plant and equipment, net	94,555,114	109,980,617
Total Other Assets	139,931,471	143,116,562
Total Assets	$231,877,373	$249,030,185
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$978,353	$1,181,977
Accounts payable - related party	408,631	2,601,314
Advances from customers	-	164,724
Short-term bank loans	21,971,438	30,353,890
Long-term bank loans - current portion	12,679,680	18,868,616
Accrued liabilities and other payables	5,044,049	5,602,307
Due to related parties	1,384,644	2,373,352
Total Current Liabilities	42,466,795	61,146,180

OTHER LIABILITIES:
Long-term bank loans - non-current portion	22,570,755	38,625,071
Total Liabilities	65,037,550	99,771,251

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at December 31, 2015 and 2014)	79,055	79,055
Additional paid-in capital	111,008,085	117,525,377
Retained earnings	34,318,040	21,315,710
Statutory reserve	9,391,827	6,412,892
Accumulated other comprehensive (loss) income	(4,326,351)	3,925,900
Total equity attributable to owners of the company	150,470,656	149,258,934
Non-controlling interest	16,369,167	-
Total Shareholders' Equity	166,839,823	149,258,934

Total Liabilities and Shareholders' Equity	$231,877,373	$249,030,185

See notes to consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

	For the Years Ended December 31,
	2015	2014	2013
REVENUE
Revenue	$60,700,190	$233,427,011	$112,295,158
Revenue - related party	-	-	10,372,611
Total Revenue	60,700,190	233,427,011	122,667,769

COST OF REVENUE
Cost of revenue	63,476,627	155,840,823	68,403,097
Cost of revenue - related party	-	-	6,580,193
Total Cost of Revenue	63,476,627	155,840,823	74,983,290

GROSS (LOSS) PROFIT	(2,776,437)	77,586,188	47,684,479

OPERATING EXPENSES:
Selling	1,858,687	2,673,213	1,618,278
General and administrative	2,933,588	4,537,351	3,191,637

Total Operating Expenses	4,792,275	7,210,564	4,809,915

(LOSS) INCOME FROM OPERATIONS	(7,568,712)	70,375,624	42,874,564

OTHER INCOME (EXPENSE):
Interest income	103,668	16,772	8,250
Interest expense	(3,630,200)	(4,815,670)	(3,301,696)
Foreign currency transaction (loss) gain	(1,308,922)	(258,248)	144,740
Grant income	33,152,698	20,094,039	7,338,273
Gain from cost method investment	413,614	348,523	69,519
Loss on equity method investment	(19,700)	-	-
Loss on fixed assets disposal	(1,583,834)	-	-
Other (expense) income	(210)	(335)	2,144

Total Other Income, net	27,127,114	15,385,081	4,261,230

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	19,558,402	85,760,705	47,135,794

INCOME TAXES	-	-	-

NET INCOME FROM CONTINUING OPERATIONS	$19,558,402	$85,760,705	$47,135,794

NET INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	-	-	51,910,662

NET INCOME	$19,558,402	$85,760,705	$99,046,456

LESS: NET INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	1,205,485	-	-

NET INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$18,352,917	$85,760,705	$99,046,456

COMPREHENSIVE INCOME:
NET INCOME	19,558,402	85,760,705	99,046,456
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation (loss) gain	(8,628,162)	(552,656)	8,195,045
COMPREHENSIVE INCOME	$10,930,240	$85,208,049	$107,241,501
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	658,092	-	-
COMPREHENSIVE INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$10,272,148	$85,208,049	$107,241,501

BASIC AND DILUTED NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
From continuing operations	$0.23	$1.08	$0.60
From discontinued operations	0.00	0.00	0.66
Total	$0.23	$1.08	$1.26

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053	78,772,743

See notes to consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
	Ordinary Shares		Additional	Retained Earnings		Accumulated Other	Non-	Total
	Number of		Paid-in	(Accumulated	Statutory	Comprehensive	controlling	Shareholders'
	Shares	Amount	Capital	Deficit)	Reserve	Income (Loss)	Interest	Equity

Balance, December 31, 2012	77,215,000	$77,215	$135,427,182	$220,196,974	$19,421,017	$22,193,596	$-	$397,315,984

Net income	-	-	-	99,046,456	-	-	-	99,046,456

Recapitalization of company	1,840,053	1,840	3,587,497	-	-	-	-	3,589,337

Appropriation to statutory reserves	-	-	-	(3,024,131)	3,024,131	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	8,195,045	-	8,195,045

Disposal of China Dredging Group Co., Ltd.	-	-	117,525,377	(130,557,629)	(16,032,256)	(25,910,085)	-	(54,974,593)

Acquisition of fishing vessels from related party	-	-	(139,014,679)	(249,316,115)	-	-	-	(388,330,794)

Balance, December 31, 2013	79,055,053	79,055	117,525,377	(63,654,445)	6,412,892	4,478,556	-	64,841,435

Net income	-	-	-	85,760,705	-	-	-	85,760,705

Dividend declared	-	-	-	(790,550)	-	-	-	(790,550)

Foreign currency translation adjustment	-	-	-	-	-	(552,656)	-	(552,656)

Balance, December 31, 2014	79,055,053	79,055	117,525,377	21,315,710	6,412,892	3,925,900	-	149,258,934

Sale of non-controlling interest in subsidiary	-	-	49,688,788	-	-	(171,482)	15,711,075	65,228,381

Acquisition of fishing vessels from related parties	-	-	(56,206,080)	-	-	-	-	(56,206,080)

Net income	-	-	-	18,352,917	-	-	1,205,485	19,558,402

Adjustment to statutory reserve	-	-	-	(2,978,935)	2,978,935	-	-	-

Dividend declared	-	-	-	(2,371,652)	-	-	-	(2,371,652)

Foreign currency translation adjustment	-	-	-	-	-	(8,080,769)	(547,393)	(8,628,162)

Balance, December 31, 2015	79,055,053	$79,055	$111,008,085	$34,318,040	$9,391,827	$(4,326,351)	$16,369,167	$166,839,823

See notes to consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Years Ended December 31,
	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$19,558,402	$85,760,705	$47,135,794
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	6,353,055	6,017,886	2,394,692
(Decrease) increase in allowance for doubtful accounts	(770,195)	1,173,223	-
Increase in reserve for inventories	227,826	-	-
Loss on equity method investment	19,700	-	-
Loss on disposal of fixed assets	1,583,834	-	-
Changes in operating assets and liabilities:
Accounts receivable	37,007,012	(42,134,612)	2,788,320
Notes receivable (banker's acceptances)	-	-	3,745,196
Inventories	9,302,719	(3,150,909)	(8,766,511)
Advances to suppliers	(37,575,746)	-	-
Prepaid expenses	30,633	4,213,938	(1,925,477)
Prepaid expenses - related parties	2,382,910	(7,314,375)	-
Deferred expenses - related parties	1,016,039	(1,028,327)	-
Other receivables	87,907	(156,606)	19,201
Accounts payable	(145,617)	(1,762,518)	2,081,172
Accounts payable - related party	2,202,515	(8,604,461)	13,944,394
Advances from customers	(162,631)	(128,109)	292,802
Advances from customers - related parties	-	-	(13,026,770)
Accrued liabilities and other payables	(266,105)	1,019,221	3,583,989
Due to related parties	1,292	23,352	-

NET CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	40,853,550	33,928,408	52,266,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Refunds from commercial retail space prepayments	22,202,268	-	-
Prepayments made for acquisition of commercial retail space	-	(22,470,798)	-
Purchase of property, plant and equipment	(56,222,226)	(890,897)	(257,701,854)
Proceeds from government grants for fishing vessels construction	-	3,451,914	8,320,882
Payment for fishing vessels deposit	-	-	(1,901,220)
Advance to related parties	-	-	(312,569)
Payments for equity method investment	(40,209,087)	(15,952,598)	-
Proceeds from transferring equity method investment share	8,041,817	-	-
Decrease in cash related to sale of subsidiary	-	-	(84,917,899)

NET CASH USED IN INVESTING ACTIVITIES FOR CONTINUING OPERATIONS	(66,187,228)	(35,862,379)	(336,512,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	23,958,292	67,175,414	43,713,708
Repayments of short-term bank loans	(30,989,630)	(45,797,736)	(64,358,336)
Proceeds from long-term bank loans	-	3,743,977	55,811,568
Repayments of long-term bank loans	(19,963,812)	(19,957,026)	(7,584,023)
Increase in restricted cash	(1,646,964)	-	-
Advances from (to) related parties	3,910,000	2,350,000	(777)
Payments made for dividend	(2,371,652)	(790,550)	-
Capital contribution from non-controlling interest	64,334,540	-	-
Payments made to related parties in connection with the termination of VIE	(13,349,417)	-	-
Cash acquired in recapitalization	-	-	3,565,355

NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	23,881,357	6,724,079	31,147,495

CASH FLOWS FROM DISCONTINUED OPERATIONS:

NET CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-	79,605,841

NET CASH PROVIDED BY INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-	7,099,979

NET CASH USED IN FINANCING ACTIVITIES FOR DISCONTINUED OPERATIONS	-	-	(407,030)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	-	-	86,298,790

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	148,733	(194,435)	3,032,812

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,303,588)	4,595,673	(163,766,761)

CASH AND CASH EQUIVALENTS - beginning of year	12,752,272	8,156,599	171,923,360

CASH AND CASH EQUIVALENTS - end of year	$11,448,684	$12,752,272	$8,156,599

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid from continuing operations for:
Interest	$3,799,389	$5,648,796	$4,060,069
Income taxes	$-	$-	$-

Cash paid from discontinued operations for:
Interest	$-	$-	$-
Income taxes	$-	$-	$17,278,643

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment pursuant to capital lease	$-	$-	$26,435,403
Purchase of property and equipment by setting off advance to related parties	$-	$-	$55,064,953
Deposit on setting up equity investment netted of accounts payable - related parties	$-	$-	$6,090,302
Acquisition of property and equipment by decreasing prepayment for long-term assets	$1,408,636	$19,750,438	$-
Property and equipment acquired on credit as payable	$-	$790,459	$-
Decrease in cost of property and equipment by proceeds from government grants	$-	$3,451,914	$-
Decrease in cost of property and equipment by recognition of deferred grant income	$-	$512,469	$-
Decrease in cost of property and equipment by decreasing in accounts payable - related party	$4,344,190	$-	$-
Other receivable increase by transferring equity method investment share	$16,083,635	$-	$-
Offset other receivables – related parties against due to related parties	$4,900,000	$-	$-

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of December 31, 2015 are as follows:

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – DISCONTINUED OPERATIONS

In order to place increased focus on fishing business and pursue more effective growth opportunities, the Company decided to exit and sell the specialized dredging services operated by China Dredging, and the Company completed the sale of CDGC and its subsidiaries on December 4, 2013. Pursuant to ASC Topic 205-20, Presentation of Financial Statements-Discontinued Operations, the business of CDGC is considered as a discontinued operation because: (a) the operations and cash flows of CDGC were eliminated from the Company’s operations; and (b) the Company would not have ability to influence the operations or financial policies of CDGC subsequent to the sale.

The results of operations of CDGC and its subsidiaries have been presented as discontinued operations for the year ended December 31, 2013. There were no discontinued operations in the years ended December 31, 2015 and 2014. The following table provides the financial results included in net income from discontinued operations during the periods presented:

	Year Ended December 31,
	2015	2014	2013
Revenue	$-	$-	$161,497,136
Income from discontinued operations before income tax	-	-	67,251,697
Income tax	-	-	(15,341,035)
Net income from discontinued operations	$-	$-	$51,910,662

The carrying amounts of the major classes of assets and liabilities as of December 4, 2013 (disposal date) were as follows:

December 4, 2013
Cash	$84,917,899
Other current assets	28,821,788
Non-current assets	148,710,213
Total assets of discontinued operations	$262,449,900
Current liabilities	$25,873,709
Net assets disposed	$236,576,191

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the years ended December 31, 2015, 2014 and 2013 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in China and Hong Kong and none of these deposits are covered by insurance. At December 31, 2015 and 2014, cash balances in China are $11,276,429 and $12,486,630, respectively, and cash balances in Hong Kong are $172,255 and $265,642, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash consists of cash deposits held by China Development Bank to secure short term bank loans from China Development Bank. At December 31, 2015 and 2014, restricted cash amounted $1,577,642 and $0, respectively.

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, inventories, advances to suppliers, prepaid expenses, prepaid expenses – related parties, deferred expenses – related parties, receivable from transferring equity method investment shares, other receivables, other receivable – related parties, accounts payable, accounts payable – related party, advances from customers, bank loans, accrued liabilities and other payables, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. As of December 31, 2015, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term bank borrowings that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of December 31, 2015. The Company does not have any level 3 financial instruments.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At December 31, 2015 and 2014, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $372,634 and $1,174,121, respectively.

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

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. At December 31, 2015 and 2014, the Company recorded reserve for inventories in the amount of $218,236 and $0, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $35,994,146 and $0 at December 31, 2015 and 2014, respectively.

Receivable from transferring equity method investment shares

In order to improve and focus on fishing business, the Company transferred 15% (RMB 150 million, approximately $23.1 million) of the total ownership in Global Deep Ocean Fishing (Pingtan) Industrial Limited (the “Global Deep Ocean”) to another shareholder of Global Deep Ocean in December 2015 (See note 9). In the second half of December 2015, the Company received RMB 50 million (approximately $7.7 million) from the transferee. As of December 31, 2015, the receivable resulting from the 15% ownership transfer amounted to $15,406,659 (RMB 100 million). The receivable was collected in full in January and February 2016.

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

Investment in unconsolidated company – Global Deep Ocean

The Company use the equity method of accounting for its investment in, and earning or loss of, company that it does not control but over which it does exert significant influence. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write -down would be recorded to estimated fair value. See Note 9 for discussion of equity method investment.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $0, $836,902 and $1,094,589 for the years ended December 31, 2015, 2014 and 2013, respectively, in the fishing vessels under construction.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charge for the years ended December 31, 2015, 2014 and 2013.

Advances from customers

Advances from customers at December 31, 2015 and 2014 amounted to $0 and $164,724, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped or delivered. The Company will recognize the deposits as revenue as customers take delivery of the goods and the purchase price is fixed and collectability is reasonably assured in accordance with the Company’s revenue recognition policy.

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

The Company has not recorded deferred income taxes applicable to undistributed earnings of the subsidiaries located in the PRC because it is the present intention of management to reinvest the undistributed earnings indefinitely in PRC. The cumulative undistributed earnings from PRC subsidiaries amounted to approximately $190.5 million and $172.9 million as of December 31, 2015 and 2014, respectively, which are included in consolidated retained earnings. Generally, such earnings become subject to the PRC tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of December 31, 2015 and 2014, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and totaled $369,912, $721,972 and $458,297 for the years ended December 31, 2015, 2014 and 2013, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $903,594, $1,172,444 and $734,621 for the years ended December 31, 2015, 2014 and 2013, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expense on the accompanying consolidated statements of income and comprehensive income and totaled $89,204, $19,833 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expense. The Company did not incur any research and development costs during the years ended December 31, 2015, 2014 and 2013.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing is the Chinese Renminbi (“RMB”). For the subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2015, 2014 and 2013 was $148,733, $(194,435) and $3,032,812, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

The foreign currency exchange rates were obtained from www.oanda.com. Asset and liability accounts at December 31, 2015 and December 31, 2014 were translated at 6.4907 RMB to $1.00 and at 6.1385 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income and comprehensive income for the years ended December 31, 2015, 2014 and 2013 were 6.2175 RMB, 6.1432 RMB and 6.1412 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

	Year Ended December 31,
	2015	2014	2013
Net income available to owners of the company for basic and diluted net income per share of ordinary stock
From continuing operations	$18,352,917	$85,760,705	$47,135,794
From discontinued operations	-	-	51,910,662
	$18,352,917	$85,760,705	$99,046,456
Weighted average ordinary stock outstanding - basic and diluted	79,055,053	79,055,053	78,772,743
Net income per ordinary share attributable to owners of the company - basic and diluted
From continuing operations	$0.23	$1.08	$0.60
From discontinued operations	0.00	0.00	0.66
Total	$0.23	$1.08	$1.26

At December 31, 2015, 2014 and 2013, the warrants to purchase 8,966,667 shares of ordinary stock have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of December 31, 2015, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

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

Comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2015, 2014 and 2013 included net income and unrealized gain/loss from foreign currency translation adjustments.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment information

ASC 280 “Segment reporting” establishes standards for reporting information on operating segments in interim and annual financial statements. All of the Company's operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment. All of the Company’s customers are in the PRC and all income is derived from ocean fishery.

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

The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2015 and 2014. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the PRC and Hong Kong, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A portion of the Company’s sales are credit sales which are primarily to customers whose abilities to pay are dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as the related required disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, and, if applicable, whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The Company anticipates adopting this update in the quarter ending March 31, 2017 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). This ASU makes changes to the VIE model and voting interest (“VOE”) model consolidation guidance. The main provisions of the ASU include the following: (i) adding a requirement that limited partnerships and similar legal entities must provide partners with either substantive kick-out rights or substantive participating rights over the general partner to qualify as a VOE rather than a VIE; (ii) eliminating the presumption that the general partner should consolidate a limited partnership; (iii) eliminating certain conditions that need to be met when evaluating whether fees paid to a decision maker or service provider are considered a variable interest; (iv) excluding certain fees paid to decision makers or service providers when evaluating which party is the primary beneficiary of a VIE; and (v) revising how related parties are evaluated under the VIE guidance. Lastly, the ASU eliminates the indefinite deferral of FAS 167, which allowed reporting entities with interests in certain investment funds to follow previous guidance in FIN 46 (R). However, the ASU permanently exempts reporting entities from consolidating registered money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Entities may apply this ASU either using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning period of adoption or retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted provided that the ASU is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

In June 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-10, “Technical Corrections and Improvements” (“ASU 2015-10”). The amendments in ASU 2015-10 cover a wide range of Topics in the Accounting Standards Codification (the “ASC”). The amendments in ASU 2015-10 represent changes to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the ASC easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the ASC. Transition guidance varies based on the amendments in ASU 2015-10. The amendments in ASU 2015-10 that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of ASU 2015-10. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this update require an entity to measure inventory within the scope of ASU 2015-11 (the amendments in ASU 2015-11 do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost) at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is uncharged for inventory measured using last-in, first-out or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic ASC 842) (“ASU 2016-02”). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). This update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. This update requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

NOTE 4 – ACCOUNTS RECEIVABLE

At December 31, 2015 and 2014, accounts receivable consisted of the following:

	December 31, 2015	December 31, 2014
Accounts receivable	$12,947,676	$51,173,833
Less: allowance for doubtful accounts	(372,634)	(1,174,121)
	$12,575,042	$49,999,712

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance.

NOTE 5 - INVENTORIES

At December 31, 2015 and 2014, inventories consisted of the following:

	December 31, 2015	December 31, 2014
Frozen fish and marine catches in warehouse	$2,463,135	$11,557,898
Frozen fish and marine catches in transit	91,268	565,507
	2,554,403	12,123,405
Less: reserve for inventories	(218,236)	-
	$2,336,167	$12,123,405

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 6 – ADVANCES TO SUPPLIERS

At December 31, 2015 and 2014, advances to suppliers consisted of the following:

	December 31, 2015	December 31, 2014
Prepayments made for fishing nets and spare parts	$4,093,597	$-
Prepayments made for fish goods(1)	31,900,549	-
	$35,994,146	$-

(1)	According to related signed agreement, the Company has the right to receive refund for these prepayments if the situation of demands and supplies changes.

NOTE 7 – OTHER RECEIVABLES

At December 31, 2015 and 2014, other receivables consisted of the following:

	December 31, 2015	December 31, 2014
Deposit for tax exemption application for import of fishing vessel equipment	$-	$165,187
Prepayments for acquisition of commercial retail spaces	-	22,488,003
Other	78,051	3,042
	$78,051	$22,656,232

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

NOTE 8 – COST METHOD INVESTMENT

At December 31, 2015 and 2014, cost method investment amounted to $3,235,398 and $3,421,031, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.2 million) to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8 % investment in the total equity investment of the bank as of December 31, 2015 and 2014. These shares were as collateral for the Company’s long term loan amounting to nil and $2.3 million at December 31, 2015 and 2014, respectively.

In according to ASC 325, the Company uses the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank. Long-term investment for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of December 31, 2015 and 2014.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 9 – EQUITY METHOD INVESTMENT

At December 31, 2015 and 2014, equity method investment amounted to $30,486,314 and $15,964,812, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. Pingtan Fishing and the other two investing companies accounted for 35%, 29% and 36% of the total ownership, respectively. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $154.1 million) and Pingtan Fishing needs to contribute RMB 350 million (approximately $53.9 million). As of September 30, 2015, Pingtan Fishing has contributed RMB 348 million (approximately $53.6 million). No company holds 50% or more of the total shares. Global Deep Ocean will process, cold storage, and transport deep ocean fishing products.

The Company transferred 15% (RMB 150 million, approximately $23.1 million) of the total ownership in Global Deep Ocean to one of the other shareholders of Global Deep Ocean in December 2015. In the second half of December 2015, the Company received RMB 50 million (approximately $7.7 million) from the transferee. As of December 31, 2015, the receivable resulting from the 15% ownership transfer amounted to $15,406,659 (RMB 100 million) which is included in receivable from transferring equity method investment shares on the accompanying consolidated balance sheets. As a result of this transfer, the Company and the other two investing companies accounted for 20%, 44% and 36% of the total ownership, respectively. All of the three investing companies hold less than 50% of the total shares. The Company needs to contribute RMB 200 million (approximately $30.8 million), and as of December 31, 2015, the Company has contributed RMB 198 million (approximately $30.5 million).

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the years ended December 31, 2015 and 2014, the Company’s share of Global Deep Ocean’s net loss was $19,700 and $0, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of income and comprehensive income.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	December 31, 2015	December 31, 2014
Current assets	$52,216,844	$19,219,411
Noncurrent assets	4,404,656	-
Current liabilities	14,945	6,028
Noncurrent liabilities	-	-
Equity	56,606,555	19,213,383

	Year ended December 31,
	2015	2014
Net revenue	$-	$-
Gross profit	-	-
Loss from Operation	84,468	9,449
Net loss	84,468	9,547

NOTE 10 – PREPAYMENT FOR LONG-TERM ASSETS

At December 31, 2015 and 2014, prepayment for long-term assets consisted of the following:

	December 31, 2015	December 31, 2014
Prepayment for fishing vessels’ construction	$11,654,645	$13,750,102
	$11,654,645	$13,750,102

NOTE 11 – PROPERTY, PLANT AND EQUIPMENT

At December 31, 2015 and 2014, property, plant and equipment consisted of the following:

	Useful life	December 31, 2015	December 31, 2014
Fishing vessels	10 - 20 Years	$108,182,380	$98,395,721
Vehicles	5 Years	129,824	137,273
Office and other equipment	3 – 5 Years	1,215,,692	1,269,089
Fishing vessels under construction	-	-	19,356,241
		109,527,896	119,158,324
Less: accumulated depreciation		(14,972,782)	(9,177,707)
		$94,555,114	$109,980,617

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 11 – PROPERTY, PLANT AND EQUIPMENT (continued)

For the years ended December 31, 2015, 2014 and 2013, depreciation expense amounted to $6,353,055, $6,017,886 and $2,394,692, respectively, of which $6,120,248, $5,988,845 and $2,368,010, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

The vessels under construction are not subject to depreciation. Upon completion of the construction, fishing vessels under construction balances will be reclassified to fishing vessels.

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

At December 31, 2015 and 2014, the Company had 28 and 33 fishing vessels with net carrying amount of approximately $22.3 million and $28.6 million, respectively, pledged as collateral for its bank loans.

NOTE 12 – RELATED PARTIES TRANSACTIONS

Prepaid expenses – related parties

At December 31, 2015 and 2014, prepaid expenses – related parties consisted of the following:

	December 31, 2015	December 31, 2014
Prepaid fuel cost and other items to PT. Avona Mina Lestari (1)	$1,127,257	$1,632,352
Prepaid fuel cost to Hai Yi Shipping Limited (2)	783,370	2,070,023
Prepaid fuel cost to Haifeng Dafu Enterprise Company Limited (3)	868,668	399,735
Prepaid fuel cost to Hong Fa Shipping Limited (4)	1,860,871	1,854,131
Prepaid fuel cost to PT. Dwikarya Reksa Abadi (5)	-	1,363,734
	$4,640,166	$7,319,975

(1)	PT. Avona Mina Lestari is an affiliate company controlled by Xinrong Zhuo family.
(2)	Hai Yi Shipping Limited is an affiliate company ultimately controlled by Xinrong Zhuo, CEO of the Company.
(3)	Haifeng Dafu Enterprise Company Limited is an affiliate company ultimately controlled by Xinrong Zhuo, CEO of the Company.
(4)	Hong Fa Shipping Limited is an affiliate company owned by Xinrong Zhuo, CEO of the Company.
(5)	PT Dwikarya Reksa Abadi is an affiliated company controlled by Xinrong Zhuo family.

Deferred expenses – related parties

At December 31, 2015 and 2014, deferred expenses – related parties consisted of the following:

	December 31, 2015	December 31, 2014
Prepaid fishing licenses application fees to PT. Avona Mina Lestari	$-	$764,787
Prepaid fishing licenses application fees to Hong Long (1)	-	264,327
	$-	$1,029,114

(1)	Hong Long is an affiliate company majority owned and controlled by Ping Lin, spouse of the Company’s CEO.

PT. Avona Mina Lestari and Hong Long act as agents to apply fishing licenses for the Company and pay the related fishing licenses application fees on behalf of the Company. Therefore, the Company either prepays or reimburses them for fishing licenses application fees paid on behalf of the Company.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 12 – RELATED PARTIES TRANSACTIONS (continued)

Other receivable – related parties

At December 31, 2015 and 2014, other receivable – related parties consisted of the following:

	December 31, 2015	December 31, 2014
Advance to Zhiyan Lin (1)	$3,836,258	$-
Advance to Honghong Zhuo (2)	4,051,269	-
	$7,887,527	$-

(1)	Zhiyan Lin is a shareholder and legal representative of Pingtan Fishing.
(2)	Honghong Zhuo is daughter of Xinrong Zhuo.

In connection with the termination of VIE structure and to comply with PRC regulation, the Company paid RMB 83 million (approximately $12.8 million) in total, which is Pingtan Fishing’s registered capital, to Pingtan Fishing’s Shareholders to transfer their 100% of equity interest of Pingtan Fishing to Fujian Heyue, the Company’s subsidiary pursuant to the Equity Transfer Agreement dated February 9, 2015. Those payments will be returned in full to the Company within one year.

Accounts payable - related party

At December 31, 2015 and 2014, accounts payable - related party consisted of the following:

Name of related party	December 31, 2015	December 31, 2014
Hong Long	$408,631	$2,601,314
	$408,631	$2,601,314

These accounts payable – related party amount are short-term in nature, non-interest bearing, unsecured and payable on demand.

Due to related parties

At December 31, 2015 and 2014, the due to related parties amount consisted of the following:

	December 31, 2015	December 31, 2014
Advance from Hong Fa Shipping Limited	$-	$1,000,000
Advance from Xinrong Zhuo, Chief Executive Officer	1,361,290	1,350,000
Accrued compensation for Xinrong Zhuo	3,354	3,352
Accrued compensation for Roy Yu, Chief Financial Officer	20,000	20,000
	$1,384,644	$2,373,352

These advances are short-term in nature, non-interest bearing, unsecured and payable on demand.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 12 – RELATED PARTIES TRANSACTIONS (continued)

Sales to related party

During the years ended December 31, 2015, 2014 and 2013, sales to related party were as follows:

	Year Ended December 31,
	2015	2014	2013
Sale of frozen fish and other marine catches to
Shenzhen Western Coast Fisherman Pier Co., Ltd. (1)	$-	$-	$10,372,611
	$-	$-	$10,372,611

(1)	Shenzhen Western Coast Fisherman Pier Co., Ltd. is an affiliate company owned by Xinrong Zhuo, the Company’s CEO.

Purchases from related parties

During the years ended December 31, 2015, 2014 and 2013, purchases from related parties were as follows:

	Year Ended December 31,
	2015	2014	2013
Purchase of fuel, fishing nets and other on-board consumables
from PT. Avona Mina Lestari	$1,276,049	$-	$14,746,582
from Hong Fa Shipping Limited	11,328,966	30,996,630	-
from Haifeng Dafu Enterprise Co., Ltd.	11,116	4,877,460	-
from Hai Yi Shipping Ltd.	4,739,278	4,678,520	-
from PT. Dwikarya Reksa Abadi	1,414,640	-	757,557
from Zhiyan Lin	-	34,230	1,126
from Fuzhou Honglong Ocean Fishery Co., Ltd.	-	45,409,020	-
	18,770,049	85,995,860	15,505,265
Purchase of vessel maintenance service
from PT. Avona Mina Lestari	6,529,495	3,543,925	2,981,043
from PT. Dwikarya Reksa Abadi	3,207,011	3,385,466	-
	9,736,506	6,929,391	2,981,043
Purchase of transportation service
from Fuzhou Honglong Ocean Fishery Co., Ltd.	177,567	9,925,585	-
from Haifeng Dafu Enterprise Company Limited	-	3,331,554	4,122,861
from Hai Yi Shipping Limited	305,686	1,695,132	1,653,682
from Hong Fa Shipping Limited	-	2,550,872	3,345,589
from PT. Avona Mina Lestari	-	-	35,149
	483,253	17,503,143	9,157,281
Purchase of Indonesia vessel agent service
from PT. Avona Mina Lestari (1)	2,317	1,225,000	1,042,738
from PT. Dwikarya Reksa Abadi (1)	-	1,298,329	-
	$2,317	$2,523,329	$1,042,738

(1)	PT. Avona Mina Lestari and PT. Dwikarya Reksa Abadi act as Pingtan Fishing’s agents to apply and renew Indonesia fishing licenses and Pingtan Fishing pays the agent service fees to them.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 12 – RELATED PARTIES TRANSACTIONS (continued)

Purchases from related parties (continued)

On June 26, 2015, the Company entered into a master agreement with each of Fuzhou Honglong Ocean Fishery Co., Ltd, (“Hong Long”) and Fuzhou Yishun Deep-Sea Fishing Co., Ltd. (“Yishun”), which are owned by the Company’s controlling shareholder and Chairman and CEO, Mr. Xinrong Zhuo, for the acquisition of 6 fishing vessels with total consideration of approximately $56.2 million representing the fair market value on the date of acquisition. The transaction between the Company and these two related companies was accounted as common control transaction. Based on Accounting Standards Codification (“ASC”) 805-50, the Company recorded the value of $0 as the cost of the vessels since the 6 vessels had been fully depreciated in Hong Long and Yishun’s books at the date of transfer. The balance of approximately $56.2 million above cost was treated as a return of capital in the equity accounts and was recorded as a reduction in additional paid-in capital.

Operating lease

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO, (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB 84,000 (approximately $13,500) were due for each year of the term. The term of the Office Lease was 3 years and expired on August 1, 2015. On August 1, 2015, the Company renewed the Office Lease. Pursuant to the renewed Office Lease, the annual rent is RMB 84,000 (approximately $13,500). The term of the renewed Office Lease is 1 year and expires on August 1, 2016.

For the years ended December 31, 2015, 2014 and 2013, rent expense related to the Office Lease amounted $13,510, $13,674 and $13,678, respectively.

Future minimum rental payment required under the Office Lease is as follows:

Year Ending December 31:	Amount
2016	$7,881

Rental and related administrative service agreement

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office and provided related administrative service (the “Service Agreement”). Pursuant to the Service Agreement, monthly payments of Hong Kong Dollar (“HK$”) HK$298,500 (approximately $38,500) were due for each month of the term. The term of the Service Agreement was 1.5 years and expired on December 31, 2014. The Company renewed the Service Agreement. Pursuant to the renewed Service Agreement, the monthly payments are HK$298,500 (approximately $38,500) and the renewed Service Agreement expires on December 31, 2016. For the years ended December 31, 2015, 2014 and 2013, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $462,387, $461,934 and $230,903, respectively.

Future minimum rental and related administrative service charge payment required under the Service Agreement is as follows:

Year ending December 31:	Amount
2016	$462,387

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 13 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. At December 31, 2015 and 2014, short-term bank loans consisted of the following:

	December 31, 2015	December 31, 2014
Loan from China Development Bank, due on July 22, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (3.1374% at December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke and repaid on due date	$-	$5,000,000

Loan from China Development Bank, due on March 9, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.777% at December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke and repaid on due date	-	3,185,980

Loan from China Development Bank, due on November 24, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.777% at December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke and repaid on due date	-	9,500,000

Loan from China Development Bank, due on December 22, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.800% at December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke and repaid on due date	-	5,000,000

Loan from China Development Bank, due on December 29, 2015 with variable annual interest rate based on LIBOR(1) plus 245 basis points (2.8074% at December 31, 2014), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke and repaid on August 24, 2015	-	5,000,000

Loan from Industrial and Commercial Bank of China, due on January 23, 2015 with annual interest rate of 2.200% at December 31, 2014, guaranteed by Xinrong Zhuo and repaid on due date	-	1,640,693

Loan from Industrial and Commercial Bank of China, due on February 17, 2015 with annual interest rate of 2.000% at December 31, 2014, guaranteed by Xinrong Zhuo and repaid on due date	-	1,027,217

Loan from China Development Bank, due on February 11, 2016 with variable annual interest rate based on LIBOR(1) plus 245 basis points (3.395% at December 31, 2015), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke	7,000,000	-

Loan from China Development Bank, due on November 25, 2016 with variable annual interest rate based on LIBOR(1) plus 230 basis points (2.941% at December 31, 2015), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.8 million (RMB 5.12 million) and collateralized by a third party’s land use right	4,000,000	-

Loan from China Development Bank, due on December 9, 2016 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.049% at December 31, 2015), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.8 million (RMB 5.12 million) and collateralized by a third party’s land use right	4,000,000	-

Loan from Fujian Haixia Bank, due on September 7, 2016 with annual interest rate of 7.360% at December 31, 2015, collateralized by Pingtan Fishing's 17 fishing vessels	4,621,998	-

Loan from Fujian Haixia Bank, due on September 20, 2016 with annual interest rate of 1.621% at December 31, 2015, collateralized by Pingtan Fishing’s 17 fishing vessels	2,349,440	-

	$21,971,438	$30,353,890

(1)	Represents six-month LIBOR rate on the loan commencement date.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 13 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. At December 31, 2015 and 2014, long-term bank loans consisted of the following:

	December 31, 2015	December 31, 2014
Loan from China Minsheng Bank, due on various dates until March 16, 2015 with annual interest rate of 7.741% at December 31, 2014, collateralized by Pingtan Fishing's and Hong Long's fishing vessels and guaranteed by Xinrong Zhuo and repaid on various scheduled due dates	$-	$4,874,969

Loan from Fujian Haixia Bank, due on various dates until March 22, 2015 with annual interest rate of 8.400% at December 31, 2014, guaranteed by Xinrong Zhuo and repaid on various scheduled due dates	-	1,629,062

Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% and 6.400% at December 31, 2015 and 2014, respectively, collateralized by Hong Long's investment in equity interest of a China local bank	14,312,786	20,265,537

Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% and 6.400% at December 31, 2015 and 2014, respectively, collateralized by Fujian International Trading and Transportation Co., Ltd.'s investment in equity interest of a China local bank	2,310,999	3,453,612

Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% and 6.400% at December 31, 2015 and 2014, respectively, guaranteed by Hong Long	7,456,823	12,413,456

Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 6.400% at December 31, 2014, collateralized by Pingtan Fishing's investment in equity interest of a China local bank and repaid in the third quarter of 2015	-	1,906,003

Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.145% and 6.8775% at December 31, 2015 and 2014, respectively, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 6 fishing vessels	11,169,827	12,951,048
Total long-term bank loans	$35,250,435	$57,493,687
Less: current portion	(12,679,680)	(18,868,616)

Long-term bank loans, non-current portion	$22,570,755	$38,625,071

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 13 – BANK LOANS (continued)

Long-term bank loans (continued)

The future maturities of long-term bank loans are as follows:

Due in year ending December 31,	Principal
2016	$12,679,680
2017	13,865,993
2018	1,386,599
2019	1,463,633
2020	1,540,666
Thereafter	4,313,864
$35,250,435
Less: current portion	(12,679,680)
Long-term liability	$22,570,755

The weighted average interest rate for short-term bank loans was approximately 3.2%, 3.6% and 8.7%for the years ended December 31, 2015, 2014 and 2013, respectively.

The weighted average interest rate for long-term bank loans was approximately 5.7%, 6.8% and 6.8% for the years ended December 31, 2015, 2014 and 2013, respectively.

For the years ended December 31, 2015, 2014 and 2013, interest expense related to bank loans amounted to $3,630,200, $5,652,572 and $4,396,285, respectively, of which, $0, $836,902 and $1,094,589 was capitalized to construction-in-progress, respectively.

NOTE 14 – ACCRUED LIABILITIES AND OTHER PAYABLES

At December 31, 2015 and 2014, accrued liabilities and other payables consisted of the following:

	December 31, 2015	December 31, 2014
Accrued salaries and related benefits	$4,935,942	$5,164,936
Accrued interest due	6,635	178,381
Accrued professional fees	-	11,099
Other	101,472	247,891
	$5,044,049	$5,602,307

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 15 – SHAREHOLDERS’ EQUITY

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

There were no stock warrants issued, expired/terminated/forfeited, exercised during the years ended December 31, 2015 and 2014.

The following table summarizes the shares of the Company’s ordinary stock issuable upon exercise of warrants outstanding and exercisable at December 31, 2015:

Warrants outstanding				Warrants exercisable
exercise price	Number outstanding at December 31, 2015	Weighted average remaining contractual life (years)	Weighted average exercise price	number exercisable at December 31, 2015	Weighted average exercise price
$12.00	8,966,667	2.2	$12.00	8,966,667	$12.00

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 15 – SHAREHOLDERS’ EQUITY (continued)

Statutory reserve (continued)

For the years ended December 31, 2015 and 2014, statutory reserve activities for Pingtan Fishing and Fujian Heyue were as follows:

	Pingtan Fishing	Fujian Heyue	Total
Balance - December 31, 2013	$6,412,892	$-	$6,412,892
Addition to statutory reserve	-	-	-
Balance – December 31, 2014	6,412,892	-	6,412,892
Addition to statutory reserve	2,174,753	804,182	2,978,935
Balance – December 31, 2015	$8,587,645	$804,182	$9,391,827

NOTE 16 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At December 31, 2015 and 2014, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

No customer accounted for 10% or more of the Company’s sales during the years ended December 31, 2015, 2014 and 2013.

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
Supplier	2015	2014	2013
A	*	10%	22%
B (PT Avona Mina Lestari, a related party)	34%	*	26%
C (Hong Fa Shipping Limited, a related party)	30%	23%	23%
D (Hong Long, a related party)	11%	44%	*
E (Hai Yi Shipping Limited, a related party)	14%	*	*

* less than 10%

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of December 31, 2015 and 2014, which have not been reflected in its consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 17 – COMMITMENTS AND CONTINGENCIES (continued)

Class action

On January 14, 2015, a purported class action was filed by Paul Fila, individually and on behalf of all others similarly situated, against the Company and certain of its executive officers and directors in the U.S. District Court for the Southern District of New York. As with any litigation proceeding, the Company cannot predict with certainty the eventual outcome of any outstanding legal actions. The Company expects to incur expenses in connection with the defense of this lawsuit, and it may have to pay damages or settlement costs in connection with any resolution thereof.

Operating lease

See note 12 for related party operating lease commitment.

Rental payment and related administrative service charge

See note 12 for related party rental and related administrative service agreement commitment.

Equity investment commitment

On June 12, 2014, Pingtan Fishing incorporated an equity investment with two companies for the fishery processing purpose. Total registered capital of the equity investment is approximately $154.1 million (RMB 1 billion) and Pingtan Fishing accounted for 35% of the total ownership. Accordingly, Pingtan Fishing has the obligation to contribute approximately $53.9 million (RMB 350 million) as the equity investment’s registered capital. In the fourth quarter of 2015, Pingtan fishing transferred 15% of the total ownership to a third party. Therefore, Pingtan Fishing has the obligation to contribute approximately $30.8 million (RMB 200 million) as the equity investment’s registered capital. As of December 31, 2015, the Pingtan Fishing has contributed approximately $30.5 million (RMB 198 million) as registered capital that was recorded as equity method investment on the accompanying consolidated balance sheets. Pingtan Fishing intends to use its present working capital together with bank loans to fund the project cost.

NOTE 18 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s China-based operating subsidiaries’ and VIE’s exceed 25% of the consolidated net assets of Pingtan Marine Enterprise Ltd.

The condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries and VIEs using the equity method. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 18 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.
Condensed Parent Company Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$171,329	$399,849
Prepaid expenses	-	2,819
Other receivable	75,000	64
Investments in subsidiaries and VIEs at equity	149,195,133	125,961,030
Total current assets	149,441,462	126,363,762
Other assets:
Property, plant and equipment	23,681,715	25,289,869
Total assets	$173,123,177	$151,653,631
LIABILITIES AND EQUITY
Current liabilities:
Accrued liabilities and other payables	$-	$21,345
Due to related parties	6,283,354	2,373,352
Total liabilities	6,283,354	2,394,697
Shareholders' equity:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at December 31, 2015 and 2014)	79,055	79,055
Additional paid-in capital	111,008,085	117,525,377
Retained earnings	43,709,867	27,728,602
Accumulated other comprehensive (loss) income	(4,326,351)	3,925,900
Total equity attributable to owners of the company	150,470,656	149,258,934
Non-controlling interest	16,369,167	-
Total shareholders' equity	166,839,823	149,258,934
Total liabilities and equity	$173,123,177	$151,653,631

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 18 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.
Condensed Parent Company Statements of Operations

	For the Year Ended December 31,
	2015	2014	2013
Revenue	$-	$-	$-
Cost of revenue	-	-	-
Operating expenses:
General and administrative	(2,074,964)	(1,899,368)	(2,225,543)
Total operating expenses	(2,074,964)	(1,899,368)	(2,225,543)
Loss from operations	(2,074,964)	(1,899,368)	(2,225,543)
Other (expense) income	(593)	82,855	117
Loss attributable to parent only	(2,075,557)	(1,816,513)	(2,225,426)
Equity in earnings of subsidiaries and VIEs	21,633,959	87,577,218	101,271,882
Net income	19,558,402	85,760,705	99,046,456
Less: net income attributable to the non-controlling interest	1,205,485	-	-
Net income attributable to owners of the company	$18,352,917	$85,760,705	$99,046,456

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 18 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.
Condensed Parent Company Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,558,402	$85,760,705	$99,046,456
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries and VIEs	(21,633,959)	(87,577,218)	(101,271,882)
Changes in assets and liabilities:
Prepaid expenses	2,819	1	21,180
Other receivable	(75,000)	(33)	-
Accrued liabilities and other payables	(11,099)	(198,075)	201,654
Due to related parties	2	23,352	-
NET CASH USED IN OPERATING ACTIVITIES	(2,158,835)	(1,991,268)	(2,002,592)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment payments to subsidiaries and VIEs	(244,033)	-	(1,316,079)
NET CASH USED IN INVESTING ACTIVITIES	(244,033)	-	(1,316,079)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired from subsidiaries and VIEs	636,000	584,983	-
Advances from related parties	3,910,000	2,350,000	-
Payments made for dividend	(2,371,652)	(790,550)	-
Cash acquired in recapitalization	-	-	3,565,355
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,174,348	2,144,433	3,565,355
NET (DECREASE) INCREASE IN CASH	(228,520)	153,165	246,684
CASH - beginning of year	399,849	246,684	-
CASH - end of year	$171,329	$399,849	$246,684

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 18 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

Notes to the Condensed Parent Company Financial Statements

Note 1. Basis of Preparation

The condensed financial information of the Company has been prepared using the same accounting policies as set out in the Group’s consolidated financial statements except that the Company used the equity method to account for investments in its subsidiaries and VIEs.

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

Note 3. Retained Earnings

The retained earnings in the Company’s stand-alone financial statements do not represent the distributable earnings of the Group as it includes the statutory reserve of its subsidiaries and VIEs in PRC of $9,391,827 and $6,412,892 as of December 31, 2015 and 2014, respectively.

NOTE 19 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

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

	Quarter
2015	First	Second	Third	Fourth
Revenue	$28,733	$15,254	$2,741	$13,972
Gross profit (loss)	11,467	1,206	(6,508)	(8,941)
Net income (loss)	8,416	(1,584)	22,518	(9,792)
Net income (loss) attributable to owners of the company	8,223	(1,482)	20,684	(9,072)
Basic and diluted net income (loss) per ordinary share attributable to owners of the company	$0.10	$(0.02)	$0.26	$(0.11)

	Quarter
2014	First	Second	Third	Fourth
Revenue	$65,583	$56,909	$54,417	$56,518
Gross profit	25,599	17,437	15,484	19,066
Net income	23,389	14,842	14,195	33,335
Net income attributable to owners of the company	23,389	14,842	14,195	33,335
Basic and diluted net income per ordinary share attributable to owners of the company	$0.30	$0.19	$0.18	$0.41

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 20 – SUBSEQUENT EVENTS

On February 11, 2016, the Company repaid short-term bank loan of $7,000,000 to China Development Bank in according to loan repayment schedule.

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided it a portion of use of premises located in Hong Kong as office and provided related administrative service (the “Service Agreement”). On January 1, 2016, the Company renewed the Service Agreement. Pursuant to the renewed Service Agreement, the monthly payments are HK$298,500 (approximately $38,500) and the renewed Service Agreement expires on December 31, 2016.

In December 2015, the Company transferred 15% (RMB 150 million, approximately $23.1 million) of the total ownership in Global Deep Ocean to one of the other shareholders of Global Deep Ocean (See note 9). In the second half of December 2015, the Company received RMB 50 million (approximately $7.7 million) and in January and February 2016, the Company received RMB 100 million (approximately $15.4 million), from the transferee. The subsequent collections made as follows:

Date	Amount
1/5/2016	$3,081,332
1/6/2016	3,081,332
2/1/2016	3,081,332
2/2/2016	3,081,332
2/4/2016	462,200
2/4/2016	2,619,130
Total	$15,406,658

On February 3, 2016, one of the Company’s suppliers, Fujian Ninghai Investment Limited Liability Company (“Fujian Ninghai”) assigned certain advances from Fujian Heyue for fish goods amounting to $31,900,549 to Qingdao Zhongtai Oean Fishing Limited Liability Company (“Qingdao Zhongtai”). In connection with this assignment, the Company and Fujian Ninghai and Qingdao Zhongtai entered into a Three-party Agreement. According to the Three-party Agreement, Fujian Ninghai assigned all of its interest to Qingdao Zhongtai and Fujian Heyue has the right to receive refund for the advances if the situation of demands and supplies changes. As an exchange, Qingdao Zhongtai will assume corresponding obligations arising under the assignment agreement.

