Form 10-Q
period 2016-03-31
Pingtan Marine Enterprise Ltd.
filed 2016-05-10
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(86) 591-8727-1266

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary stock, as of the latest practicable date. As of May 10, 2016, the outstanding number of shares of the registrant’s ordinary stock, par value $0.001 per share, was 79,055,053.

PINGTAN MARINE ENTERPRISE LTD.

FORM 10-Q

March 31, 2016

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

References in this report to “we,” “us” or “our company” refer to Pingtan Marine Enterprise Ltd.

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$2,583,497	$11,448,684
Restricted cash	2,208,471	1,577,642
Accounts receivable, net of allowance for doubtful accounts	8,921,998	12,575,042
Inventories, net of reserve for inventories	3,789,465	2,336,167
Advances to suppliers	36,059,841	35,994,146
Prepaid expenses	546	1,818
Prepaid expenses - related parties	2,783,783	4,640,166
Receivable from transferring equity method investment shares	-	15,406,659
Other receivables	78,088	78,051
Other receivables - related parties	6,412,506	7,887,527

Total Current Assets	62,838,195	91,945,902

OTHER ASSETS:
Cost method investment	3,256,874	3,235,398
Equity method investment	30,678,214	30,486,314
Prepayment for long-term assets	21,425,085	11,654,645
Property, plant and equipment, net	104,139,615	94,555,114

Total Other Assets	159,499,788	139,931,471

Total Assets	$222,337,983	$231,877,373

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$946,414	$978,353
Accounts payable - related parties	1,076,728	408,631
Short-term bank loans	18,002,118	21,971,438
Long-term bank loans - current portion	12,763,846	12,679,680
Accrued liabilities and other payables	4,563,261	5,044,049
Dividend payable	790,551	-
Due to related parties	24,644	1,384,644

Total Current Liabilities	38,167,562	42,466,795

OTHER LIABILITIES:
Long-term bank loans - non-current portion	22,720,576	22,570,755

Total Liabilities	60,888,138	65,037,550

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at March 31, 2016 and December 31, 2015)	79,055	79,055
Additional paid-in capital	111,008,085	111,008,085
Retained earnings	28,427,110	34,318,040
Statutory reserve	9,391,827	9,391,827
Accumulated other comprehensive loss	(3,515,951)	(4,326,351)
Total equity attributable to owners of the company	145,390,126	150,470,656
Non-controlling interest	16,059,719	16,369,167

Total Shareholders' Equity	161,449,845	166,839,823

Total Liabilities and Shareholders' Equity	$222,337,983	$231,877,373

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(IN U.S. DOLLARS)

	For the Three Months Ended March 31,
	2016	2015

REVENUE	$4,115,098	$28,732,824

COST OF REVENUE	7,427,810	17,266,289

GROSS (LOSS) PROFIT	(3,312,712)	11,466,535

OPERATING EXPENSES:
Selling	343,020	705,520
General and administrative	1,467,471	1,444,214

Total Operating Expenses	1,810,491	2,149,734

(LOSS) INCOME FROM OPERATIONS	(5,123,203)	9,316,801

OTHER INCOME (EXPENSE):
Interest income	2,367	19,232
Interest expense	(522,265)	(953,644)
Foreign currency transaction gain	20,797	37,381
Grant income	154,447	-
Loss on equity method investment	(10,316)	(3,345)
Other expense	(264)	(163)

Total Other Expense, net	(355,234)	(900,539)

(LOSS) INCOME BEFORE INCOME TAXES	(5,478,437)	8,416,262

INCOME TAXES	413	-

NET (LOSS) INCOME	$(5,478,850)	$8,416,262

LESS: NET (LOSS) INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	(378,471)	193,015

NET (LOSS) INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$(5,100,379)	$8,223,247

COMPREHENSIVE (LOSS) INCOME:
NET (LOSS) INCOME	(5,478,850)	8,416,262
OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation gain	879,423	646,756
COMPREHENSIVE (LOSS) INCOME	$(4,599,427)	$9,063,018
LESS: COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	(309,448)	387,343
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$(4,289,979)	$8,675,675

NET (LOSS) INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$(0.06)	$0.10

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
	Ordinary Shares		Additional			Accumulated Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders'
	Shares	Amount	Capital	Earnings	Reserve	Loss	Interest	Equity

Balance, December 31, 2015	79,055,053	79,055	111,008,085	34,318,040	9,391,827	(4,326,351)	16,369,167	166,839,823

Net loss	-	-	-	(5,100,379)	-	-	(378,471)	(5,478,850)

Dividend declared	-	-	-	(790,551)	-	-	-	(790,551)

Foreign currency translation adjustment	-	-	-	-	-	810,400	69,023	879,423

Balance, March 31, 2016 (Unaudited)	79,055,053	$79,055	$111,008,085	$28,427,110	$9,391,827	$(3,515,951)	$16,059,719	$161,449,845

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,478,850)	$8,416,262
Adjustments to reconcile net (loss) income from operations to net cash provided by operating activities:
Depreciation	1,682,985	1,528,756
Increase in allowance for doubtful accounts	277,982	160,765
Increase in reserve for inventories	1,550,335	-
Loss on equity method investment	10,316	3,345
Changes in operating assets and liabilities:
Accounts receivable	3,406,211	19,795,236
Inventories	(2,967,993)	7,266,034
Advances to suppliers	170,802	-
Prepaid expenses	1,266	13,289
Prepaid expenses - related parties	1,860,757	(10,140,274)
Deferred expenses - related parties	-	472,387
Other receivables	(17)	164,836
Other receivables - related parties	(97)	-
Accounts payable	(37,895)	122,267
Accounts payable - related parties	656,067	(2,307,645)
Advances from customers	-	(155,489)
Accrued liabilities and other payables	(507,011)	792,197
Due to related parties	-	3

NET CASH PROVIDED BY OPERATING ACTIVITIES	624,858	26,131,969

CASH FLOWS FROM INVESTING ACTIVITIES:
Refunds from commercial retail space prepayments	-	22,497,898
Purchase of property, plant and equipment	(113,479)	(16,361)
Prepayments made for long-term assets	(20,108,663)	-
Proceeds from transferring equity method investment share	15,291,759	-
Payments for equity method investment	-	(40,744,483)

NET CASH USED IN INVESTING ACTIVITIES	(4,930,383)	(18,262,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	3,156,505	7,153,729
Repayments of short-term bank loans	(7,214,044)	(6,158,048)
Repayments of long-term bank loans	-	(6,506,894)
Increase in restricted cash	(611,670)	-
Advances from related parties	200,000	1,100,000
Payments made for dividend	-	(790,551)
Capital contribution from non-controlling interest	-	65,191,173
Payments made to related parties in connection with the termination of VIE	-	(13,527,168)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,469,209)	46,462,241
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(90,453)	296,407

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,865,187)	54,627,671

CASH AND CASH EQUIVALENTS - beginning of period	11,448,684	12,752,272

CASH AND CASH EQUIVALENTS - end of period	$2,583,497	$67,379,943

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$556,138	$939,951
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$10,551,314	$-
Offset other receivables - related parties against due to related parties	$1,560,000	$-

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2016

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

(IN U.S. DOLLARS)
MARCH 31, 2016

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of March 31, 2016 are as follows:

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

The Company meets its day-to-day working capital requirements through cash flow provided by operations, bank loans and related parties’ advances. The Indonesian government's moratorium on fishing licenses renewals creates uncertainty over fishing operations in Indonesian waters. The Company’s forecasts and projections, taking accounts of on-going operations in Indian waters and consideration of opportunities in new fishing territories, such as acquisition of 6 licensed vessels to operate in the Western and Central Pacific Ocean, shows that the Company has adequate resources to continue in operational existence for the foreseeable future.

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
MARCH 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation (continued)

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 9, 2016.

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2016 and 2015 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in China and Hong Kong and none of these deposits are covered by insurance. At March 31, 2016 and December 31, 2015, cash balances in China are $2,569,564 and $11,276,429, respectively, and cash balances in Hong Kong are $13,933 and $172,255, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash consists of cash deposits held by China Development Bank to secure short term bank loans from China Development Bank. At March 31, 2016 and December 31, 2015, restricted cash amounted $2,208,471 and $1,577,642, respectively.

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, inventories, advances to suppliers, prepaid expenses, prepaid expenses – related parties, other receivables, other receivables – related parties, accounts payable, accounts payable – related parties, bank loans, accrued liabilities and other payables, dividend payable, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. As of March 31, 2016, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term bank borrowings that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of March 31, 2016. The Company does not have any level 3 financial instruments.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At March 31, 2016 and December 31, 2015, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $657,037 and $372,634, respectively.

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

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. At March 31, 2016 and December 31, 2015, the Company recorded reserve for inventories in the amount of $1,792,037 and $218,236, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $36,059,841 and $35,994,146 at March 31, 2016 and December 31, 2015, respectively.

Receivable from transferring equity method investment shares

In order to improve and focus on fishing business, the Company transferred 15% (RMB 150 million, approximately $23.3 million) of the total ownership in Global Deep Ocean Fishing (Pingtan) Industrial Limited (the “Global Deep Ocean”) to another shareholder of Global Deep Ocean in December 2015 (See note 7). In the second half of December 2015, the Company received RMB 50 million (approximately $7.8 million) from the transferee. As of December 31, 2015, the receivable resulting from the 15% ownership transfer amounted to $15,406,659 (RMB 100 million). The receivable was collected in full in January and February 2016.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Investment in unconsolidated company – Global Deep Ocean

The Company use the equity method of accounting for its investment in, and earning or loss of, company that it does not control but over which it does exert significant influence. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. See Note 7 for discussion of equity method investment.

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

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $113,479 and $0 for the three months ended March 31, 2016 and 2015, respectively, in the fishing vessels under construction.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charge for the three months ended March 31, 2016 and 2015.

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
MARCH 31, 2016

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

The Company has not recorded deferred income taxes applicable to undistributed earnings of the subsidiaries located in the PRC because it is the present intention of management to reinvest the undistributed earnings indefinitely in PRC. The cumulative undistributed earnings from PRC subsidiaries amounted to approximately $186.1 million and $190.5 million as of March 31, 2016 and December 31, 2015, respectively, which are included in consolidated retained earnings. Generally, such earnings become subject to the PRC tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of March 31, 2016 and December 31, 2015, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and totaled $76,547 and $159,341 for the three months ended March 31, 2016 and 2015, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $94,159 and $254,317 for the three months ended March 31, 2016 and 2015, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expense on the accompanying consolidated statements of operations and totaled $0 and $65,191 for the three months ended March 31, 2016 and 2015, respectively.

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expense. The Company did not incur any research and development costs during the three months ended March 31, 2016 and 2015.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing is the Chinese Renminbi (“RMB”). For the subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2016 and 2015 was $(90,453) and $296,407, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

The foreign currency exchange rates were obtained from www.oanda.com. Asset and liability accounts at March 31, 2016 and December 31, 2015 were translated at 6.4479 RMB to $1.00 and at 6.4907 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations and comprehensive (loss) income for the three months ended March 31, 2016 and 2015 were 6.53947 RMB and 6.1358 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2016

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

Basic earnings per share are computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted earnings per share if their effect would be anti-dilutive. In period where the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table presents a reconciliation of basic and diluted net (loss) income per share:

	Three Months Ended March 31,
	2016	2015
Net (loss) income available to owners of the Company for basic and diluted net (loss) income per share of ordinary stock	$(5,100,379)	$8,223,247
Weighted average ordinary stock outstanding - basic and diluted	79,055,053	79,055,053
Net (loss) income per ordinary share attributable to owners of the Company - basic and diluted	$(0.06)	$0.10

For the three months ended March 31, 2016 and 2015, the warrants to purchase 8,966,667 shares of ordinary stock have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of March 31, 2016, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

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

Comprehensive (loss) income

Comprehensive (loss) income is comprised of net (loss) income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive (loss) income for the three months ended March 31, 2016 and 2015 included net (loss) income and unrealized gain from foreign currency translation adjustments.

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
MARCH 31, 2016

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

The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2016 and December 31, 2015. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

Recent accounting pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as the related required disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, and, if applicable, whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The Company anticipates adopting this update in the quarter ending March 31, 2017 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

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
MARCH 31, 2016

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

In September 2015, the FASB issued ASU No. 2015-16, “Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The amendments in this update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16 with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2015-17 to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this update eliminate the requirement for to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities. For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance discussed in ASU 2016-01, early adoption of the amendments in this update is not permitted. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting." ASU 2016-07 eliminates the requirement to apply the equity method of accounting, upon obtaining significant influence, as if it was applied to the investment from inception. Instead, at the date significant influence is obtained, companies should add the cost of the additional interest acquired to the current basis of the investment and apply the equity method prospectively. If an available-for-sale security becomes eligible for the equity method of accounting, any unrealized gains or losses within accumulated other comprehensive income should be recognized within earnings on the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that ASU 2016-07 will have a material impact on its financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2016

NOTE 3 – ACCOUNTS RECEIVABLE

At March 31, 2016 and December 31, 2015, accounts receivable consisted of the following:

	March 31, 2016	December 31, 2015
Accounts receivable	$9,579,035	$12,947,676
Less: allowance for doubtful accounts	(657,037)	(372,634)
	$8,921,998	$12,575,042

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance.

NOTE 4 - INVENTORIES

At March 31, 2016 and December 31, 2015, inventories consisted of the following:

	March 31, 2016	December 31, 2015
Frozen fish and marine catches in warehouse	$5,581,502	$2,463,135
Frozen fish and marine catches in transit	-	91,268
	5,581,502	2,554,403
Less: reserve for inventories	(1,792,037)	(218,236)
	$3,789,465	$2,336,167

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates.

NOTE 5 – ADVANCES TO SUPPLIERS

At March 31, 2016 and December 31, 2015, advances to suppliers consisted of the following:

	March 31, 2016	December 31, 2015
Prepayments made for fishing nets and spare parts	$3,947,542	$4,093,597
Prepayments made for fish goods (1)	32,112,299	31,900,549
	$36,059,841	$35,994,146

(1)	According to related signed agreement, the Company has the right to receive refund for these prepayments if the situation of demands and supplies changes.

NOTE 6 – COST METHOD INVESTMENT

At March 31, 2016 and December 31, 2015, cost method investment amounted to $3,256,874 and $3,235,398, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.3 million) to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8 % investment in the total equity investment of the bank as of March 31, 2016 and December 31, 2015.

In according to ASC 325, the Company uses the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank. Long-term investment for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of March 31, 2016 and December 31, 2015.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2016

NOTE 7 – EQUITY METHOD INVESTMENT

At March 31, 2016 and December 31, 2015, equity method investment amounted to $30,678,214 and $30,486,314, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. Pingtan Fishing and the other two investing companies accounted for 35%, 29% and 36% of the total ownership, respectively. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $155.1 million) and Pingtan Fishing needs to contribute RMB 350 million (approximately $54.3 million). As of September 30, 2015, Pingtan Fishing has contributed RMB 348 million (approximately $54.0 million). No company holds 50% or more of the total shares. Global Deep Ocean will process, cold storage, and transport deep ocean fishing products.

The Company transferred 15% (RMB 150 million, approximately $23.3 million) of the total ownership in Global Deep Ocean to one of the other shareholders of Global Deep Ocean in December 2015. In the second half of December 2015, the Company received RMB 50 million (approximately $7.8 million) from the transferee. As of December 31, 2015, the receivable resulting from the 15% ownership transfer amounted to $15,406,659 (RMB 100 million) which is included in receivable from transferring equity method investment shares on the accompanying consolidated balance sheets. In January and February 2016, the Company received RMB 100 million (approximately $15.5 million) from the transferee. As a result of this transfer, the Company and the other two investing companies accounted for 20%, 44% and 36% of the total ownership, respectively. All of the three investing companies hold less than 50% of the total shares. The Company needs to contribute RMB 200 million (approximately $31.0 million), and as of March 31, 2016, the Company has contributed RMB 198 million (approximately $30.7 million).

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three months ended March 31, 2016 and 2015, the Company’s share of Global Deep Ocean’s net loss was $10,316 and $3,345, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive (loss) income.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	March 31, 2016	December 31, 2015
Current assets	$52,508,824	$52,216,844
Noncurrent assets	4,434,894	4,404,656
Current liabilities	13,732	14,945
Noncurrent liabilities	-	-
Equity	56,929,986	56,606,555

	Three Months Ended March 31,
	2016	2015
Net revenue	$-	$-
Gross profit	-	-
Loss from operation	51,581	9,557
Net loss	51,581	9,557

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2016

NOTE 8 – PREPAYMENT FOR LONG-TERM ASSETS

At March 31, 2016 and December 31, 2015, prepayment for long-term assets consisted of the following:

	March 31, 2016	December 31, 2015
Prepayment for fishing vessels’ construction	$21,425,085	$11,654,645
	$21,425,085	$11,654,645

In March 2016, the Company entered two fishing vessels building agreements for 6 fishing vessels construction. During the three months ended March 31, 2016, the Company made prepayments of approximately $20,109,000 for the 6 fishing vessels construction, which are recorded as prepayment for long-term assets on the accompanying balance sheets. The Company reclassifies the prepayment for fishing vessels’ construction to construction-in-progress using the percentage of completion method. During the first quarter of 2016, the Company reclassified approximately $10,551,000 from prepayment for long-term assets to construction-in-progress.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

At March 31, 2016 and December 31, 2015, property, plant and equipment consisted of the following:

	Useful life	March 31, 2016	December 31, 2015
Fishing vessels	10 - 20 Years	$108,725,001	$108,182,380
Vehicles	5 Years	130,686	129,824
Office and other equipment	3 – 5 Years	1,223,762	1,215,692
Construction-in-progress		10,816,249	-
		120,895,698	109,527,896
Less: accumulated depreciation		(16,756,083)	(14,972,782)
		$104,139,615	$94,555,114

For the three months ended March 31, 2016 and 2015, depreciation expense amounted to $1,682,985 and $1,528,756, respectively, of which $1,483,452 and $1,521,738, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

At March 31, 2016 and December 31, 2015, the Company had 28 fishing vessels with net carrying amount of approximately $22.1 million and $22.3 million, respectively, pledged as collateral for its bank loans.

Included in construction-in-progress are fishing vessels under construction which includes the costs of construction and any interest charges arising from borrowings used to finance these assets during the period of construction of the assets. No provision for depreciation is made on fishing vessels under construction until such time as the relevant assets are completed and ready for their intended use.

NOTE 10 – RELATED PARTIES TRANSACTIONS

Prepaid expenses – related parties

At March 31, 2016 and December 31, 2015, prepaid expenses – related parties consisted of the following:

	March 31, 2016	December 31, 2015
Prepaid miscellaneous items to PT. Avona Mina Lestari (1)	$1,129,077	$1,127,257
Prepaid fuel cost to Hai Yi Shipping Limited (2)	784,635	783,370
Prepaid fuel cost to Haifeng Dafu Enterprise Company Limited (3)	870,071	868,668
Prepaid fuel cost to Hong Fa Shipping Limited (4)	-	1,860,871
	$2,783,783	$4,640,166

(1)	PT. Avona Mina Lestari is an affiliate company controlled by Xinrong Zhuo family.
(2)	Hai Yi Shipping Limited is an affiliate company ultimately controlled by Xinrong Zhuo, CEO of the Company.
(3)	Haifeng Dafu Enterprise Company Limited is an affiliate company ultimately controlled by Xinrong Zhuo, CEO of the Company.
(4)	Hong Fa Shipping Limited is an affiliate company owned by Xinrong Zhuo, CEO of the Company.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2016

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Other receivable – related parties

At March 31, 2016 and December 31, 2015, other receivable – related parties consisted of the following:

	March 31, 2016	December 31, 2015
Advance to Zhiyan Lin (1)	$3,861,722	$3,836,258
Advance to Honghong Zhuo (2)	2,550,685	4,051,269
Xiaomei Yang (3)	99	-
	$6,412,506	$7,887,527

(1)	Zhiyan Lin is a shareholder and legal representative of Pingtan Fishing.
(2)	Honghong Zhuo is daughter of Xinrong Zhuo.
(3)	Xiaomei Yang is a niece of Xinrong Zhuo.

In connection with the termination of VIE structure and to comply with PRC regulation, the Company paid RMB 83 million in total, which is Pingtan Fishing’s registered capital, to Pingtan Fishing’s Shareholders to transfer their 100% of equity interest of Pingtan Fishing to Fujian Heyue, the Company’s subsidiary pursuant to the Equity Transfer Agreement dated February 9, 2015. Those payments will be returned in full to the Company within one year.

Accounts payable - related parties

At March 31, 2016 and December 31, 2015, accounts payable - related parties consisted of the following:

Name of related party	March 31, 2016	December 31, 2015
Hong Long	$202,729	$408,631
Hong Fa Shipping Limited	873,999	-
	$1,076,728	$408,631

These accounts payable – related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

Due to related parties

At March 31, 2016 and December 31, 2015, the due to related parties amount consisted of the following:

	March 31, 2016	December 31, 2015
Advance from Xinrong Zhuo, Chief Executive Officer	$1,290	$1,361,290
Accrued compensation for Xinrong Zhuo	3,354	3,354
Accrued compensation for Roy Yu, Chief Financial Officer	20,000	20,000
	$24,644	$1,384,644

The advance from Xinrong Zhuo, the Company’s Chief Executive Officer, is for working capital purpose and short-term in nature, non-interest bearing, unsecured and payable on demand.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2016

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Purchases from related parties

During the three months ended March 31, 2016 and 2015, purchases from related parties were as follows:

	Three Months Ended March 31,
	2016	2015
Purchase of fuel, fishing nets and other on-board consumables
from Hong Fa Shipping Limited	$2,723,153	$3,055,897
from Haifeng Dafu Enterprise Co., Ltd.	12,003	-
from Hai Yi Shipping Ltd.	3,133,860	-
	5,869,016	3,055,897
Purchase of transportation service
from Fuzhou Honglong Ocean Fishery Co., Ltd.	$-	$168,520

Operating lease

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO, (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB 84,000 (approximately $13,000) were due for each year of the term. The term of the Office Lease was 3 years and expired on August 1, 2015. On August 1, 2015, the Company renewed the Office Lease. Pursuant to the renewed Office Lease, the annual rent is RMB 84,000 (approximately $13,000). The term of the renewed Office Lease is 1 year and expires on August 1, 2016.

For the three months ended March 31, 2016 and 2015, rent expense related to the Office Lease amounted $3,211 and $3,423, respectively.

Future minimum rental payment required under the Office Lease is as follows:

Twelve-month period Ending March 31:	Amount
2017	$4,282

Rental and related administrative service agreement

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office and provided related administrative service (the “Service Agreement”). Pursuant to the Service Agreement, monthly payments of Hong Kong Dollar (“HK$”) HK$298,500 (approximately $38,000) were due for each month of the term. The term of the Service Agreement was 1.5 years and expired on December 31, 2014. The Company renewed the Service Agreement. Pursuant to the renewed Service Agreement, the monthly payments are HK$298,500 (approximately $38,000) and the renewed Service Agreement expires on December 31, 2016. For the three months ended March 31, 2016 and 2015, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $115,340 and $115,602, respectively.

Future minimum rental and related administrative service charge payment required under the Service Agreement is as follows:

Twelve-month period ending March 31:	Amount
2017	$345,602

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2016

NOTE 11 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. At March 31, 2016 and December 31, 2015, short-term bank loans consisted of the following:

	March 31, 2016	December 31, 2015
Loan from China Development Bank, due on February 11, 2016 with variable annual interest rate based on London Interbank Offered Rate (“LIBOR”)(1) plus 245 basis points (3.395% at December 31, 2015), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke and repaid on due date	$-	$7,000,000

Loan from China Development Bank, due on November 25, 2016 with variable annual interest rate based on LIBOR(1) plus 230 basis points (2.941% at March 31, 2016 and December 31, 2015), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.8 million (RMB 5.12 million) and collateralized by a related party’s land use right	4,000,000	4,000,000

Loan from China Development Bank, due on December 9, 2016 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.049% at March 31, 2016 and December 31, 2015), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.8 million (RMB 5.12 million) and collateralized by a related party’s land use right	4,000,000	4,000,000

Loan from Fujian Haixia Bank, due on September 7, 2016 with annual interest rate of 7.360% at March 31, 2016 and December 31, 2015, collateralized by Pingtan Fishing's 17 fishing vessels	4,652,678	4,621,998

Loan from Fujian Haixia Bank, due on September 20, 2016 with annual interest rate of 1.621% at March 31, 2016 and December 31, 2015, collateralized by Pingtan Fishing’s 17 fishing vessels	2,349,440	2,349,440

Loan from China Development Bank, due on March 21, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.211% at March 31, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.6 million (RMB 4 million) and collateralized by a related party’s land use right	3,000,000	-
	$18,002,118	$21,971,438

(1)	Represents six-month LIBOR rate on the loan commencement date.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2016

NOTE 11 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. At March 31, 2016 and December 31, 2015, long-term bank loans consisted of the following:

	March 31, 2016	December 31, 2015
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% and 4.750% at March 31, 2016 and December 31, 2015, respectively, collateralized by Hong Long's investment in equity interest of a China local bank	$11,910,855	$11,832,314

Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% and 4.750% at March 31, 2016 and December 31, 2015, respectively, collateralized by Fujian International Trading and Transportation Co., Ltd.'s investment in equity interest of a China local bank	2,326,339	2,310,999

Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% and 4.750% at March 31, 2016 and December 31, 2015, respectively, guaranteed by Hong Long	10,003,257	9,937,295

Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.145% at March 31, 2016 and December 31, 2015, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 6 fishing vessels	11,243,971	11,169,827

Total long-term bank loans	$35,484,422	$35,250,435
Less: current portion	(12,763,846)	(12,679,680)
Long-term bank loans, non-current portion	$22,720,576	$22,570,755

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending March 31,	Principal
2017	$12,763,846
2018	13,958,033
2019	1,395,803
2020	1,473,348
2021	1,550,893
Thereafter	4,342,499
$35,484,422
Less: current portion	(12,763,846)
Long-term liability	$22,720,576

The weighted average interest rate for short-term bank loans was approximately 5.6% and 2.8% for the three months ended March 31, 2016 and 2015, respectively.

The weighted average interest rate for long-term bank loans was approximately 5.0% and 6.5% for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016 and 2015, interest expense related to bank loans amounted to $635,745 and $953,644, respectively, of which, $113,479 and $0 was capitalized to construction-in-progress, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2016

NOTE 12 – ACCRUED LIABILITIES AND OTHER PAYABLES

At March 31, 2016 and December 31, 2015, accrued liabilities and other payables consisted of the following:

	March 31, 2016	December 31, 2015
Accrued salaries and related benefits	$4,336,774	$4,935,942
Accrued interest due	87,416	6,635
Other	139,071	101,472
	$4,563,261	$5,044,049

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

There were no stock warrants issued, expired/terminated/forfeited, exercised during the three months ended March 31, 2016.

The following table summarizes the shares of the Company’s ordinary stock issuable upon exercise of warrants outstanding and exercisable at March 31, 2016:

Warrants outstanding				Warrants exercisable
Exercise price	Number outstanding at March 31, 2016	Weighted average remaining contractual life (years)	Weighted average exercise price	number exercisable at March 31, 2016	Weighted average exercise price
$12.00	8,966,667	1.9	$12.00	8,966,667	$12.00

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2016

NOTE 13 – SHAREHOLDERS’ EQUITY (continued)

Statutory reserve

Pingtan Guansheng, Fujian Heyue, Pingtan Fishing, Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying operate in the PRC, are required to reserve 10% of their net profits after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year. The statutory reserves of the Company represent the statutory reserves of the above-mentioned companies as required under the PRC law

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. As of December 31, 2015, the Company appropriated the required 50% of its registered capital to statutory reserve for Heyue. Accordingly, no additional statutory reserve for Heyue is required for the three months ended March 31, 2016. The Company did not make any appropriation to statutory reserve for Pingtan Fishing during the three months ended March 31, 2016 as it incurred a net loss in the period.

Pingtan Guansheng, Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying had sustained losses since their establishments. No appropriation to statutory reserves for them was required as they incurred recurring net losses.

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At March 31, 2016 and December 31, 2015, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
Customer	2016	2015
A	*	10%

*less than 10%

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s inventories purchases for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
Supplier	2016	2015
A (Hai Yi Shipping Ltd., a related party)	42%	*
B (Hong Fa Shipping Limited, a related party)	36%	56%
C (PT Avona Mina Lestari, a related party)	17%	17%

*less than 10%

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2016

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of March 31, 2016 and December 31, 2015, which have not been reflected in its consolidated financial statements.

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

Equity investment commitment

On June 12, 2014, Pingtan Fishing incorporated an equity investment with two companies for the fishery processing purpose. Total registered capital of the equity investment is approximately $155.1 million (RMB 1 billion) and Pingtan Fishing accounted for 35% of the total ownership. Accordingly, Pingtan Fishing has the obligation to contribute RMB 350 million as the equity investment’s registered capital. In the fourth quarter of 2015, Pingtan fishing transferred 15% of the total ownership to another shareholder of the fishery processing company. Therefore, Pingtan Fishing has the obligation to contribute approximately $31.0 million (RMB 200 million) as the equity investment’s registered capital. As of March 31, 2016, the Pingtan Fishing has contributed approximately RMB 198 million (approximately $30.7 million) as registered capital that was recorded as equity method investment on the accompanying consolidated balance sheets. Pingtan Fishing intends to use its present working capital together with bank loans to fund the project cost.

Fishing vessels construction agreements

In December 2015, Hong Long entered into an agreement with Fujian Xinchang Ship Construction Co., Ltd. (“Xinchang”) related to the construction of 4 fishing vessels (“Xinchang Construction Agreement”). The agreement expires in October 2016. In March 2016, Pingtan Fishing and Hong Long and Xinchang entered into a Three-party Agreement. According to the Three-party Agreement, Hong Long assigned all of its rights and obligations related to the Xinchang Construction Agreement to Pingtan Fishing. The project requires a total investment of RMB 140 million (approximately $21.7 million). The funds are required to be invested over the construction period of the project. As of March 31, 2016, Pingtan Fishing has paid RMB 77.5 million (approximately $12.0 million) of the total investment that was recorded as property, plant and equipment (construction-in-progress) and prepayment for long-term assets on the accompanying balance sheets.

In December 2015, Hong Long entered into an agreement with Huanghai Ship Construction Co., Ltd. (“Huanghai”) related to the construction of 2 fishing vessels (“Huanghai Construction Agreement”). The agreement expires in October 2016. In March 2016, Pingtan Fishing and Hong Long and Huanghai entered into a Three-party Agreement. According to the Three-party Agreement, Hong Long assigned all of its rights and obligations related to the Huanghai Construction Agreement to Pingtan Fishing. The project requires a total investment of RMB 90 million (approximately $14.0 million). The funds are required to be invested over the construction period of the project. As of March 31, 2016, Pingtan Fishing has paid RMB 54 million (approximately $8.4 million) of the total investment that was recorded as property, plant and equipment (construction-in-progress) and prepayment for long-term assets on the accompanying balance sheets.

NOTE 16 – SUBSEQUENT EVENT

On April 19, 2016, the Company signed a loan agreement with China Development Bank and borrowed $4.5 million from the bank. The loan is due on April 18, 2017 with variable annual interest rate based on six-month London Interbank Offered Rate (“LIBOR”) plus 230 basis points, secured by the Company’s restricted cash which is a deposit with the lender of RMB 6 million (approximately $0.9 million) and collateralized by a related party’s land use right.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Pingtan Marine Enterprise Ltd. for the three months ended March 31, 2016 and 2015 should be read in conjunction with the Pingtan Marine Enterprise Ltd. unaudited financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 9, 2016. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

References to the “Company,” “us” or “we” refer to Pingtan Marine Enterprise Ltd. All amounts expressed below are in US dollars.

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

As of March 31, 2016, we own 107 trawlers, 4 longline fishing vessels, 2 squid jigging vessels and 2 drifters and have exclusive operating license rights to 20 drifters. We are the second largest China based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 12 years. These vessels are fully licensed to fish in Indonesian, Indian, or Western and Central Pacific Ocean of the international waters. Among the 135 fishing vessels, 117 of these vessels are licensed to operate in the Arafura Sea in Indonesia but temporarily not operating due to the moratorium discussed below, 12 vessels are operating in the Bay of Bengal in India, and the remaining 6 are licensed to operate in international waters and will be replaced by 6 new vessels which are in construction.

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

Significant factors affecting our results of operations

●	The Indonesian government's recent moratorium on fishing licenses renewals: In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in Indonesian waters have been informed by the Indonesian government to operate within strict guidelines and subsequently to cease operation, in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. We currently operate 135 fishing vessels and 117 of these vessels operate in the Arafura Sea of Indonesia. To cooperate and comply with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of our normal level. Since February 2015, we have ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this ban has caused a significant drop in our production. In November 2015, the Indonesian government announced that the moratorium had concluded. Our expectation is that the MMAF will implement new fishing policies and resume the license renewal process although this has not yet occurred. In the interim, our financial results will continue to be materially adversely affected by this moratorium. To satisfy our customers’ demand, we purchased fish from a third party and resell to our customers which generated a positive gross margin. The positive gross margin in the reselling activities partially offset the decrease in our overall gross margin for the three months ended March 31, 2016.

●	Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable government agencies. Our inability to obtain, or loss or denial of extensions to, any of our applicable licenses or permits could hamper our ability to generate revenue from our operations.

●	Resource & environmental factors: Our fishing expeditions are based in India and Indonesia and Western and Central Pacific Ocean of the international waters. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also have impact our harvest volume.

●	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●	Competition: We engage in the business in the Arafura Sea of Indonesia, the Bay of Bengal in India and the Western and Central Pacific Ocean of the international waters. Competition within our dedicated fishing areas is not currently significant as the region is not overfished or regulated by government limits on the number of vessels that are allowed to fish in the territories; however, there is no guarantee that competition will not become more intense. Competition in the consumer market in China, however, is keen. We compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. Our catch appeals to a wide segment of consumers because of the low price points of our products. We have been able to sell our catch at market prices and such market prices have generally been increasing since 2012.

●	Fishing licenses: Each of our fishing vessels requires approval from the Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are valid for a period of three to twelve months, and are awarded to us at no cost. We apply for the renewal of the approval prior to expiration to avoid interruptions of our fishing vessels’ operations. Each of our fishing vessels operating in Indonesian waters requires a fishing license granted by the authority in Indonesia. Indonesian fishing licenses remain effective for a period of twelve months and we apply for renewal upon expiration.

RESULTS OF OPERATIONS

Comparison of results of operations for the three months ended March 31, 2016 and 2015

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

For the three months ended March 31, 2016 and 2015, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended March 31, 2016
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$2,084	759,263	$2.75	50.7%
Ribbon fish	1,009	342,280	2.95	24.5%
Squid	390	423,588	0.92	9.5%
Reefcod	369	133,017	2.77	9.0%
Shrimp	109	21,864	4.98	2.6%
Conger eel	38	12,628	3.00	0.9%
Others	116	47,705	2.44	2.8%
Total	$4,115	1,740,345	$2.36	100.0%

	Three Months ended March 31, 2015
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$11,814	3,897,132	$3.03	41.1%
Ribbon fish	7,846	3,283,686	2.39	27.3%
Pomfret	2,649	971,490	2.73	9.2%
Spanish mackerel	1,479	446,925	3.31	5.2%
Conger eel	1,363	660,745	2.06	4.7%
Squid	1,146	392,717	2.92	4.0%
Others	2,436	882,631	2.76	8.5%
Total	$28,733	10,535,326	$2.73	100.0%

For the three months ended March 31, 2016, we had revenue of $4,115,098, as compared to revenue of $28,732,824 for the three months ended March 31, 2015, a decrease of $24,617,726, or 85.7%. Sales volumes in the three months ended March 31, 2016 decreased 83.5% to 1,740,345 kg from 10,535,326 kg in the three months ended March 31, 2015. Average unit sale price decreased 13.6% in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, which was primarily due to the different sales mix.

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

Among our 135 fishing vessels, 117 are licensed to operate in the Arafura Sea of Indonesia subject to the moratorium. To cooperate and comply with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of our normal level. Since February 2015, we have temporarily ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this temporary ban has caused a significant drop in our production. As a result, our sales for the three months ended March 31, 2016 decreased significantly as compared to the three months ended March 31, 2015. In November 2015, the Indonesian government announced that the moratorium had concluded. Our expectation is that the MMAF will implement new fishing policies and resume the license renewal process although this has not yet occurred. In the interim, our financial results will continue to be materially adversely affected by this moratorium. To satisfy our customers’ demand, we purchased fish from a third party and resell to our customers which generated a positive gross margin. The positive gross margin in the reselling activities partially offset the decrease in our overall gross margin for the three months ended March 31, 2016.

Cost of revenue

Our cost of revenue primarily consists of fuel costs, freight, direct labor costs, depreciation, fishing vessels maintenance fees, other overhead costs, and purchase cost for reselling fish. Fuel costs generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the year ended December 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2016			2015
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$4,592	61.7%	111.6%	$8,380	48.5%	29.2%
Depreciation	1,146	15.4%	27.8%	1,468	8.5%	5.1%
Labor cost	1,002	13.5%	24.4%	4,035	23.4%	14.0%
Spare parts	140	1.9%	3.4%	752	4.4%	2.6%
Freight	63	0.9%	1.5%	1,449	8.4%	5.1%
Maintenance fee	4	0.1%	0.1%	432	2.5%	1.5%
Fishing license and agent fee	-	-	-	750	4.3%	2.6%
Other *	481	6.5%	11.7%	-	-	-
Total cost of revenue	$7,428	100.0%	180.5%	$17,266	100.0%	60.1%

*Represents the cost of fish purchased from third parties to satisfy our customers’ demand.

Cost of revenue for the three months ended March 31, 2016 was $7,427,810, representing a decrease of $9,838,479 or 57.0% as compared to $17,266,289 for the three months ended March 31, 2015. The decrease was primarily attributable to the decrease in our revenue, offset by the increase in our unit production cost.

Gross (loss) profit

Our gross (loss) profit is affected primarily by changes in production costs and purchase price for our reselling fish. Fuel cost, depreciation, and labor cost together account for about 90.6% and 80.4% of cost of revenue for the three months ended March 31, 2016 and 2015, respectively. The fluctuation of fuel price, exchange rate, and unit purchase price for fish which we purchase from a third party to resell to our customers may significantly affect our cost level and gross (loss) profit.

The following table sets forth information as to our revenue, cost of revenue, gross (loss) profit and gross margin for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Revenue	$4,115,098	$28,732,824
Cost of revenue	$7,427,810	$17,266,289
Gross (loss) profit	$(3,312,712)	$11,466,535
Gross margin	(80.5)%	39.9%

Gross loss for the three months ended March 31, 2016 was $3,312,712, representing a change of $14,779,247 or 128.9% as compared to gross profit of $11,466,535 for the three months ended March 31, 2015 due to the moratorium described above. Gross margin decreased to (80.5)% for the three months ended March 31, 2016 from 39.9% for the three months ended March 31, 2015.

The significant decrease in gross margin for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 were primarily attributable to the reduced scale of operations resulting in lower revenue, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenue; partially offset by the positive gross margin from our fish resale activities. We expect that our gross margin will remain at its current level in the near future and we can only improve our gross margin by increasing our production.

 Selling expense

Our selling expense mainly includes storage fees, insurance, shipping and handling fees, customs service charge, advertising expenses and vessels’ examination fees. Our sales activities are conducted through direct selling by our internal sales staff. Because of the strong demand for our products and services, we do not have to aggressively market and distribute our products, thus our selling expense have been relatively small as a percentage of our revenue.

Selling expense totaled $343,020 for the three months ended March 31, 2016, as compared to $705,520 for the three months ended March 31, 2015, a decrease of $362,500 or 51.4%. Selling expense as a percentage of revenue for the three months ended March 31, 2016 increased to 8.3% from 2.5% for comparable period in 2015, which was mainly attributable to the increase in insurance cost for fishing vessels due to the increase in insured fishing vessels. Selling expense for the three months ended March 31, 2016 and 2015 consisted of the following:

	Three Months Ended March 31,
	2016	2015
Insurance	$147,815	$88,301
Storage fees	85,817	318,863
Shipping and handling fees	76,547	159,341
Advertising	-	65,191
Other	32,841	73,824
	$343,020	$705,520

●	For the three months ended March 31, 2016, insurance increased by $59,514, or 67.4%, as compared to the three months ended March 31, 2015. The increase was primarily attributable to the increase in insured fishing vessels.

●	For the three months ended March 31, 2016, storage fees decreased by $233,046, or 73.1%, as compared to the three months ended March 31, 2015. The decrease was primarily attributable to the decrease in our storage area resulting from the decreased inventories.

●	For the three months ended March 31, 2016, shipping and handling fees decreased by $82,794, or 52.0%, as compared to the three months ended March 31, 2015. The decrease was mainly attributable to the decrease in our sales.

●	For the three months ended March 31, 2016, we did not incur any advertising expenses. While we incurred $65,191 advertising fees to enhance our visibility.

●	Other selling expense, which primarily consisted of customs service charge, for the three months ended March 31, 2016 decreased by $40,983, or 55.5%, as compared to the three months ended March 31, 2015, due to the decreased oversea fishing activities.

General and administrative expense

General and administrative expense totaled $1,467,471 for the three months ended March 31, 2016, as compared to $1,444,214 for the three months ended March 31, 2015, an increase of $23,257 or 1.6%. General and administrative expense for the three months ended March 31, 2016 and 2015 consisted of the following:

	Three Months Ended March 31,
	2016	2015
Professional fees	$462,690	$511,103
Compensation and related benefits	357,611	366,122
Bad debt expense	277,982	160,765
Rent and related administrative service charge	118,551	119,025
Travel and entertainment	19,585	55,827
Other	231,052	231,372
	$1,467,471	$1,444,214

●	Professional fees, which primarily consist of legal fees, accounting fees, investor relations services charge, valuation service fees and other fees associated with being a public company, for the three months ended March 31, 2016 decreased by $48,413, or 9.5%, as compared to the three months ended March 31, 2015. The decrease in the three months ended March 31, 2016 was primarily attributable to a decrease in valuation service fees of approximately $44,000, a decrease in investor relations services charge of approximately $19,000, offset by an increase in stock transfer agent service fees of approximately $10,000 and an increase in other miscellaneous items of approximately $5,000.

●	Compensation and related benefits remained roughly consistent for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

●	For the three months ended March 31, 2016, we recorded bad debt expense of $277,982 as compared to $160,765 for the three months ended March 31, 2015. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●	Rent and related administrative service charge remained consistent for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

●	For the three months ended March 31, 2016, travel and entertainment expense decreased by $36,242, or 64.9% as compared to the three months ended March 31, 2015. The decrease was mainly attributable to a decrease in travel for investor road shows and conferences of approximately $24,000, and a decrease in entertainment expense of approximately $12,000 resulting from the decrease in entertainment activities incurred in 2016 period.

●	Other general and administrative expense, which primarily consist of communication fees, office supply, depreciation, miscellaneous taxes, and bank service charges. Other general and administrative expense remained roughly consistent for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

(Loss) income from operations

As a result of the factors described above, for the three months ended March 31, 2016, loss from operations amounted to $5,123,203, as compared to income from operations of $9,316,801 for the three months ended March 31, 2015, a change of $14,440,004, or 155.0%.

Other income (expense)

Other income/expense mainly include interest income from bank deposits, interest expense generated from short-term and long-term bank borrowings, foreign currency transaction gain, and grant income from Chinese government.

For the three months ended March 31, 2016, other expense, net, amounted to $355,234 as compared to $900,539 for the three months ended March 31, 2015, a decrease of $545,305, or 60.6%, which was primarily attributable to a decrease in interest expense of approximately $431,000 mainly due to the decrease in our interest bearing bank loans, and an increase in grant income from Chinese government of approximately $154,000, offset by a decrease in interest income of approximately $17,000, a decrease in foreign currency transaction gain of approximately $17,000, and an increase in loss on equity method investment of approximately $7,000.

The grant income represents an incentive granted by the Chinese government to encourage the development of ocean fishing industry in order to satisfy the increased demand of natural seafood in China.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2016, income taxes expense was $413 which was generated by Heyue’s taxable income from fish reselling activities. Since February 2015, we have temporarily ceased fishing operations in Indonesian waters due to the Indonesian government’s moratorium described in elsewhere in this report. In order to satisfy our customers’ demand, Heyue purchased fish from a third party and resold to our customers. We need pay income taxes for our fish reselling operations.

Net (loss) income

As a result of the factors described above, our net loss was $5,478,850 for the three months ended March 31, 2016, as compared with net income of $8,416,262 for the three months ended March 31, 2015, a change of $13,895,112 or 165.1%.

Net (loss) income attributable to owners of the Company

The net loss attributable to owners of the Company was $5,100,379, or $(0.06) per ordinary share (basic and diluted) for the three months ended March 31, 2016, as compared with net income attributable to owners of the Company of $8,223,247, or $0.10 per ordinary share (basic and diluted) for the three months ended March 31, 2015, a change of $13,323,626 or 162.0%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries which are incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries which are incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and comprehensive (loss) income. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $879,423 for the three months ended March 31, 2016, as compared to $646,756 for the three months ended March 31, 2015. This non-cash gain had the effect of decreasing/increasing our reported comprehensive loss/income.

Comprehensive (loss) income

As a result of our foreign currency translation adjustment, we had comprehensive loss for the three months ended March 31, 2016 of $4,599,427, compared to comprehensive income of $9,063,018 for the three months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government grants as the government incentive for encouraging development of ocean fishing industry. At March 31, 2016 and December 31, 2015, we had cash balances of approximately $2,583,000 and $11,449,000, respectively. Significant portion of these funds are located in financial institutions located in China and will continue to be indefinitely reinvested in China operations.

The following table sets forth a summary of changes in our working capital from December 31, 2015 to March 31, 2016:

			December 31, 2015 to March 31, 2016
	March 31, 2016	December 31, 2015	Change	Percentage Change
Working capital:
Total current assets	$62,838,195	$91,945,902	$(29,107,707)	(31.7)%
Total current liabilities	38,167,562	42,466,795	(4,299,233)	(10.1)%
Working capital:	$24,670,633	$49,479,107	$(24,808,474)	(50.1)%

Our working capital decreased $24,808,474 to $24,670,633 at March 31, 2016 from working capital of $49,479,107 at December 31, 2015. This decrease in working capital is primarily attributable to a decrease in cash of approximately $8,865,000, mainly due to the prepayments made for fishing vessels construction of approximately $20 million and repayments made for short-term bank loans of approximately $7 million, offset by proceeds received from transferring equity method investment share of approximately $15 million and proceeds received from short-term bank borrowings of approximately $3 million, a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $3,653,000, primarily due to the significant decrease in revenue, a decrease in prepaid expenses – related parties of approximately $1,856,000, a significant decrease in receivable from transferring equity method investment shares of approximately $15,407,000, a decrease in other receivable – related parties of approximately $1,475,000, an increase in accounts payable – related parties of approximately $668,000, an increase in dividend payable of approximately $791,000, offset by an increase in restricted cash of approximately $631,000, an increase in inventories, net of reserve for inventories, of approximately $1,453,000, a decrease in short-term bank loans of approximately $3,969,000, a decrease in accrued liabilities and other payables of approximately $481,000, and a decrease in due to related parties of approximately $1,360,000.

Because the exchange rate conversion is different for consolidated balance sheets and consolidated statements of cash flows, the changes in assets and liabilities reflected on consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on consolidated balance sheets.

Cash flows for the three months ended March 31, 2016 compared to the three months ended March 31, 2015

The following summarizes the key components of our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$624,858	$26,131,969
Net cash used in investing activities	(4,930,383)	(18,262,946)
Net cash (used in) provided by financing activities	(4,469,209)	46,462,241
Effect of exchange rate on cash	(90,453)	296,407
Net (decrease) increase in cash	$(8,865,187)	$54,627,671

Net cash flow provided by operating activities was $624,858 for the three months ended March 31, 2016 as compared to $26,131,969 for the three months ended March 31, 2015, a decrease of $25,507,111.

●	Net cash flow provided by operating activities for the three months ended March 31, 2016 primarily reflected the add-back of non-cash items, consisting of depreciation of approximately $1,683,000, increase in allowance for doubtful accounts of approximately $278,000, increase in reserve for inventories, which reflects the difference between cost and market value, of approximately $1,550,000 due to the higher unit cost resulting from the reduced scale of operations, a loss on equity method investment of approximately $10,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $3,406,000 mainly due to the collections made in 2016, a decrease in advances to suppliers of approximately $171,000, a decrease in prepaid expenses – related parties of approximately $1,861,000, and an increase in accounts payable – related parties of approximately $656,000, offset by our net loss of approximately $5,479,000, and changes in operating assets and liabilities primarily consisting of an increase in inventories of approximately $2,968,000, and a decrease in accrued liabilities and other payables of approximately $507,000.

●	Net cash flow provided by operating activities for the three months ended March 31, 2015 primarily reflected net income of approximately $8,416,000 and the add-back of non-cash items consisting of depreciation of approximately $1,529,000, an increase in allowance for doubtful accounts of approximately $161,000, and a loss on equity method investment of approximately $3,000 and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $19,795,000 which was primarily attributable to the maturities of 90 days credit term offered to corporate customers in the last quarter of 2014, a decrease in inventories of approximately $7,266,000 due to the decreased fishing activities in 2015, a decrease in deferred expenses – related parties of approximately $472,000, a decrease in other receivables of approximately $165,000, an increase in accounts payable of approximately $122,000 and an increase in accrued liabilities and other payables of approximately $792,000, offset by an increase in prepaid expenses – related parties of approximately $10,140,000 due to the prepayments for fuel costs made to related parties in 2015, a decrease in accounts payable – related parties of approximately $2,308,000 due to the repayments made to our related parties in 2015, and a decrease in advances from customers of approximately $155,000.

Net cash flow used in investing activities was $4,930,383 for the three months ended March 31, 2016 as compared to net cash flow used in investing activities of $18,262,946 for the three months ended March 31, 2015. During the three months ended March 31, 2016, we made payments for purchase of property, plant and equipment of approximately $113,000, and made prepayments for long-term assets of approximately $20,109,000, offset by proceeds received from transferring equity method investment share of approximately $15,292,000. During the three months ended March 31, 2015, we made the payments for equity method investment of approximately $40,744,000 and made payments for purchase of property, plant and equipment of approximately $16,000, offset by refunds received from commercial retail space prepayments of approximately $22,498,000.

Net cash flow used in financing activities was $4,469,209 for the three months ended March 31, 2016 as compared to net cash flow provided by financing activities of $46,462,241 for the three months ended March 31, 2015. During three months ended March 31, 2016, we made repayments for short-term bank loans of approximately $7,214,000, and increase in restricted cash of approximately $612,000, offset by proceeds from short-term bank loans of approximately $3,157,000, and advances from related parties of approximately $200,000. During the three months ended March 31, 2015, we received proceeds from short-term bank loans of approximately $7,154,000, received advances from related parties of approximately $1,100,000 and received capital contribution from non-controlling interest of approximately $65,191,000, offset by the repayments of short-term bank loans of approximately $6,158,000, repayments of long-term bank loans of approximately $6,507,000 and made cash dividend of approximately $791,000 and made advances to related parties of approximately $13,527,000, in connection with the termination of VIE structure.

We have historically funded our capital expenditures through cash flow provided by operations, bank loans and related parties’ advances. As of March 31, 2016, we have contractual commitments of approximately $310,000 (RMB 2 million) related to an equity investment commitment. We intend to fund the costs with our existing working capital and by obtaining financing mainly from local banking institutions with which we have done business in the past. We believe that the relationships with local banks are in good standing. And we have not encountered difficulties in obtaining needed borrowings from local banks. We believe that our available cash together with our cash flow from operations and secured bank financing and/or other third party financing will be sufficient to meet our anticipated cash requirements for the next twelve months.

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

The following tables summarize our contractual obligations as of March 31, 2016 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$4	$4	$-	$-	$-
Related party rental and related administrative service charge obligation	346	346	-	-	-
Registered capital contribution obligation in equity investment interest	310	-	-	-	310
6 fishing vessels construction obligation	15,276	15,276
Short-term bank loans (1)	18,002	18,002	-	-	-
Long-term bank loans	35,484	12,764	15,354	3,024	4,342
Total	$69,422	$46,392	$15,354	$3,024	$4,652

(1)	Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

In September 2015, the FASB issued ASU No. 2015-16, “Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The amendments in this update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16 with earlier application permitted for financial statements that have not been issued. We do not expect the adoption of ASU 2015-16 to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not expect the adoption of ASU 2015-17 to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this update eliminate the requirement for to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities. For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance discussed in ASU 2016-01, early adoption of the amendments in this update is not permitted. We do not expect the adoption of ASU 2016-01 to have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting." ASU 2016-07 eliminates the requirement to apply the equity method of accounting, upon obtaining significant influence, as if it was applied to the investment from inception. Instead, at the date significant influence is obtained, companies should add the cost of the additional interest acquired to the current basis of the investment and apply the equity method prospectively. If an available-for-sale security becomes eligible for the equity method of accounting, any unrealized gains or losses within accumulated other comprehensive income should be recognized within earnings on the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. We do not expect that ASU 2016-07 will have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity price risk

Oil cost accounts for approximately 61.7% of our total cost of revenue for the three months ended March 31, 2016. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at March 31, 2016 and did not employ any commodity price derivatives in the three months ended March 31, 2016.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $46,000 for the three months ended March 31, 2016 based on our revenue, costs and expenses, and assets and liabilities denominated in RMB as of March 31, 2016. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $53.5 million at March 31, 2016. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our earnings and cash flows by approximately $6,000. The potential change in cash flows and earnings is calculated based on the change in the net interest expense over a one year period due to an immediate 100 basis point change in interest rates.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2016, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of March 31, 2016 due to the material weakness we reported in our 2015 10-K which has not yet been remediated. In our 2015 10-K we reported that we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 9, 2016. You should also carefully consider the following risk associated with an investment in our publicly traded securities. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The Indonesian government recent moratorium on fishing licenses renewals

In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in Indonesian waters have been informed by the Indonesian government to operate within strict guidelines and subsequently to cease operation, in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. We currently operate 135 fishing vessels and 117 of these vessels operate in the Arafura Sea of Indonesia. To cooperate and comply with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of our normal level. Since February 2015, we have temporarily ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this temporary ban has caused a significant drop in our production. In November 2015, the Indonesian government announced that the moratorium had concluded. Our expectation is that the MMAF will implement new fishing policies and resume the license renewal process although this has not yet occurred. In the interim, our financial results will continue to be materially adversely affected by this moratorium. To satisfy our customers’ demand, we purchased fish from a third party and resell to our customers which generated a positive gross margin. The positive gross margin in the reselling activities partially offset the decrease in our overall gross margin for the three months ended March 31, 2016.

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: May 10, 2016	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman and Chief Executive Officer

Date: May 10, 2016	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer

