Form 10-Q
period 2016-06-30
Pingtan Marine Enterprise Ltd.
filed 2016-08-08
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary stock, as of the latest practicable date. As of August 8, 2016, the outstanding number of shares of the registrant’s ordinary stock, par value $0.001 per share, was 79,055,053.

PINGTAN MARINE ENTERPRISE LTD.

FORM 10-Q

June 30, 2016

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

Unless otherwise indicated, references in this report to “we,” “us” or the “Company” refer to Pingtan Marine Enterprise Ltd. and its subsidiaries.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN U.S. DOLLARS)

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$2,604,108	$11,448,684
Restricted cash	3,046,633	1,577,642
Accounts receivable, net of allowance for doubtful accounts	3,238,645	12,575,042
Inventories, net of reserve for inventories	7,098,524	2,336,167
Advances to suppliers	34,871,877	35,994,146
Prepaid expenses	-	1,818
Prepaid expenses - related parties	2,777,748	4,640,166
Receivable from transferring equity method investment shares	-	15,406,659
Other receivables	77,574	78,051
Other receivables - related parties	3,578,693	7,887,527

Total Current Assets	57,293,802	91,945,902

OTHER ASSETS:
Cost method investment	3,161,032	3,235,398
Equity method investment	29,767,747	30,486,314
Prepayment for long-term assets	18,536,714	11,654,645
Property, plant and equipment, net	120,708,598	94,555,114

Total Other Assets	172,174,091	139,931,471

Total Assets	$229,467,893	$231,877,373

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$941,883	$978,353
Accounts payable - related parties	1,726,973	408,631
Short-term bank loans	22,365,200	21,971,438
Long-term bank loans - current portion	15,157,901	12,679,680
Accrued liabilities and other payables	5,429,213	5,044,049
Due to related parties	23,354	1,384,644

Total Current Liabilities	45,644,524	42,466,795

OTHER LIABILITIES:
Long-term bank loans - non-current portion	31,941,476	22,570,755

Total Liabilities	77,586,000	65,037,550

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at June 30, 2016 and December 31, 2015)	79,055	79,055
Additional paid-in capital	111,008,085	111,008,085
Retained earnings	23,411,673	34,318,040
Statutory reserve	9,391,827	9,391,827
Accumulated other comprehensive loss	(7,434,972)	(4,326,351)
Total equity attributable to owners of the company	136,455,668	150,470,656
Non-controlling interest	15,426,225	16,369,167

Total Shareholders' Equity	151,881,893	166,839,823

Total Liabilities and Shareholders' Equity	$229,467,893	$231,877,373

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(IN U.S. DOLLARS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

REVENUE	$2,104,351	$15,254,003	$6,219,449	$43,986,827

COST OF REVENUE	5,145,118	14,047,666	12,572,928	31,313,955

GROSS (LOSS) PROFIT	(3,040,767)	1,206,337	(6,353,479)	12,672,872

OPERATING EXPENSES:
Selling	71,199	291,765	414,219	997,285
General and administrative	910,813	369,088	2,378,284	1,813,302

Total Operating Expenses	982,012	660,853	2,792,503	2,810,587

(LOSS) INCOME FROM OPERATIONS	(4,022,779)	545,484	(9,145,982)	9,862,285

OTHER INCOME (EXPENSE):
Interest income	902	68,787	3,269	88,019
Interest expense	(395,859)	(1,085,551)	(918,124)	(2,039,195)
Foreign currency transaction (loss) gain	(477,077)	22,933	(456,280)	60,314
Grant income	96	-	154,543	-
Gain from cost method investment	381,537	420,698	381,537	420,698
Loss on equity method investment	(7,811)	(13)	(18,127)	(3,358)
Loss on fixed assets disposal	-	(1,556,353)	-	(1,556,353)
Other expense	(153)	(50)	(417)	(213)

Total Other Expense, net	(498,365)	(2,129,549)	(853,599)	(3,030,088)

(LOSS) INCOME BEFORE INCOME TAXES	(4,521,144)	(1,584,065)	(9,999,581)	6,832,197

INCOME TAXES	587	-	1,000	-

NET (LOSS) INCOME	$(4,521,731)	$(1,584,065)	$(10,000,581)	$6,832,197

LESS: NET (LOSS) INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	(296,844)	(102,069)	(675,315)	90,946

NET (LOSS) INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$(4,224,887)	$(1,481,996)	$(9,325,266)	$6,741,251

COMPREHENSIVE (LOSS) INCOME:
NET (LOSS) INCOME	(4,521,731)	(1,584,065)	(10,000,581)	6,832,197
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation (loss) gain	(4,255,671)	465,695	(3,376,248)	1,112,451
COMPREHENSIVE (LOSS) INCOME	$(8,777,402)	$(1,118,370)	$(13,376,829)	$7,944,648
LESS: COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	(633,494)	(64,813)	(942,942)	322,530
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$(8,143,908)	$(1,053,557)	$(12,433,887)	$7,622,118

NET (LOSS) INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$(0.05)	$(0.02)	$(0.12)	$0.09

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
						Accumulated
	Ordinary Shares		Additional			Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders'
	Shares	Amount	Capital	Earnings	Reserve	Loss	Interest	Equity

Balance, December 31, 2015	79,055,053	$79,055	$111,008,085	$34,318,040	$9,391,827	$(4,326,351)	$16,369,167	$166,839,823

Net loss	-	-	-	(9,325,266)	-	-	(675,315)	(10,000,581)

Dividend declared	-	-	-	(1,581,101)	-	-	-	(1,581,101)

Foreign currency translation adjustment	-	-	-	-	-	(3,108,621)	(267,627)	(3,376,248)

Balance, June 30, 2016 (Unaudited)	79,055,053	$79,055	$111,008,085	$23,411,673	$9,391,827	$(7,434,972)	$15,426,225	$151,881,893

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN U.S. DOLLARS)

	For the Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,000,581)	$6,832,197
Adjustments to reconcile net (loss) income from operations to net cash provided by operating activities:
Depreciation	3,303,423	3,586,876
Decrease in allowance for doubtful accounts	(150,594)	(165,539)
Increase in reserve for inventories	2,800,637	-
Loss on equity method investment	18,127	3,358
Loss on disposal of fixed assets	-	1,556,353
Changes in operating assets and liabilities:
Accounts receivable	9,347,461	36,408,536
Inventories	(7,696,280)	10,070,950
Advances to suppliers	299,809	-
Prepaid expenses	1,806	(4,562,145)
Prepaid expenses - related parties	1,789,653	(7,371,070)
Deferred expenses - related parties	-	909,427
Other receivables	414	165,038
Accounts payable	(14,213)	24,810
Accounts payable - related parties	1,344,800	(2,300,861)
Advances from customers	-	(165,417)
Accrued liabilities and other payables	509,165	1,814,292
Due to related parties	-	2

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,553,627	46,806,807

CASH FLOWS FROM INVESTING ACTIVITIES:
Refunds from commercial retail space prepayments	-	22,582,549
Purchase of property, plant and equipment	(417,877)	(16,422)
Prepayments made for long-term assets	(38,406,218)	-
Proceeds from transferring equity method investment share	15,301,282	-
Payments for equity method investment	-	(40,897,788)

NET CASH USED IN INVESTING ACTIVITIES	(23,522,813)	(18,331,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	8,118,455	6,972,517
Repayments of short-term bank loans	(7,204,822)	(6,077,698)
Proceeds from long-term bank loans	19,126,603	-
Repayments of long-term bank loans	(6,258,225)	(12,731,481)
Increase in restricted cash	(1,530,128)	-
Advances from related parties	2,653,620	2,000,000
Payments made for dividend	(1,581,101)	(790,551)
Capital contribution from non-controlling interest	-	65,436,461
Payments made to related parties in connection with the termination of VIE	-	(13,578,066)
Acquisition of fishing vessels from related parties under common control	-	(56,206,080)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,324,402	(14,974,898)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(199,792)	(41,522)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,844,576)	13,458,726

CASH AND CASH EQUIVALENTS - beginning of period	11,448,684	12,752,272

CASH AND CASH EQUIVALENTS - end of period	$2,604,108	$26,210,998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,276,407	$2,126,455
Income taxes	$413	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$31,138,109	$-
Offset other receivables - related parties against due to related parties	$4,014,910	$-

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2016

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

Pingtan Marine Enterprise Ltd. (the “Company” or “PME”), formerly China Growth Equity Investment Limited (“CGEI”), incorporated in the Cayman Islands as an exempted limited liability company, was incorporated as a blank check company on January 18, 2010 with the purpose of directly or indirectly acquiring, through a merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal business and/or material operations located in the People’s Republic of China (“PRC”).  In connection with its initial business combination, in February 2013, CGEI changed its name to Pingtan Marine Enterprise Ltd.

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

In order to place increased focus on fishing business and pursue more effective growth opportunities, the Company decided to exit and sell the specialized dredging services operated by China Dredging; the Company completed the sale of CDGC and its subsidiaries on December 4, 2013.

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

(IN U.S. DOLLARS)
JUNE 30, 2016

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of June 30, 2016 are as follows:

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
JUNE 30, 2016

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

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the six months ended June 30, 2016 and 2015 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in China and Hong Kong and none of these deposits are covered by insurance. At June 30, 2016 and December 31, 2015, cash balances in China are $2,473,191 and $11,276,429, respectively, and cash balances in Hong Kong are $130,917 and $172,255, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash consists of cash deposits held by China Development Bank to secure short term bank loans from China Development Bank. At June 30, 2016 and December 31, 2015, restricted cash amounted $3,046,633 and $1,577,642, respectively.

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, inventories, advances to suppliers, prepaid expenses – related parties, other receivables, other receivables – related parties, accounts payable, accounts payable – related parties, bank loans, accrued liabilities and other payables, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. As of June 30, 2016, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term bank borrowings that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of June 30, 2016. The Company does not have any level 3 financial instruments.

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
JUNE 30, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At June 30, 2016 and December 31, 2015, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $215,924 and $372,634, respectively.

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

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. At June 30, 2016 and December 31, 2015, the Company recorded reserve for inventories in the amount of $2,968,328 and $218,236, respectively.

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales, estimated current and future market value. The Company recorded provisions to its inventory reserves of approximately $2,801,000 during the three and six months ended June 30, 2016, which was included in cost of revenue. The provisions were principally for slow moving frozen fish and marine catches. These frozen fish and marine catches were written down to estimated realizable value.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $34,871,877 and $35,994,146 at June 30, 2016 and December 31, 2015, respectively.

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

Investment in unconsolidated company – Global Deep Ocean

The Company uses the equity method of accounting for its investment in, and earning or loss of, company that it does not control but over which it does exert significant influence. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. See Note 7 for discussion of equity method investment.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2016

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

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $303,226 and $0 for the three months ended June 30, 2016 and 2015, respectively, in the fishing vessels under construction. The Company capitalized interest of $416,705 and $0 for the six months ended June 30, 2016 and 2015, respectively, in the fishing vessels under construction.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charge for the three and six months ended June 30, 2016 and 2015.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Government grant

Government grants are recognized when there is reasonable assurance that the grant will be received and all attaching conditions will be complied with. When the grant relates to an expense item, it is recognized as income over the periods necessary to match the grant on a systematic basis to the costs that it is intended to compensate. Where the grant relates to an asset, it is credited to the cost of the asset and is released to the income statement over the expected useful life in a consistent manner with the depreciation method for the relevant asset.

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

The Company is not incorporated nor does it engage in any trade or business in the United States and is not subject to United States federal income taxes. The Company did not derive any significant amount of income subject to such taxes after completion of the Share Exchange and accordingly, no relevant tax provision is made in the accompanying consolidated statements of operations and comprehensive (loss) income.

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

Deferred tax assets are reduced by a valuation allowance to the extent that management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations and comprehensive (loss) income in the period that includes the enactment date.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company has not recorded deferred income taxes applicable to undistributed earnings of the subsidiaries located in the PRC because it is the present intention of management to reinvest the undistributed earnings indefinitely in PRC. The cumulative undistributed earnings from PRC subsidiaries amounted to approximately $182.7 million and $190.5 million as of June 30, 2016 and December 31, 2015, respectively, which are included in consolidated retained earnings. Generally, such earnings become subject to the PRC tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of June 30, 2016 and December 31, 2015, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and totaled $12,840 and $70,124 for the three months ended June 30, 2016 and 2015, respectively. Shipping and handling costs are totaled $89,387 and $229,465 for the six months ended June 30, 2016 and 2015, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $81,237 and $220,709 for the three months ended June 30, 2016 and 2015, respectively. Employee benefit costs totaled $175,396 and $475,026 for the six months ended June 30, 2016 and 2015, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expense on the accompanying consolidated statements of operations and comprehensive (loss) income and totaled $27,597 and $25,181 for the three months ended June 30, 2016 and 2015, respectively. Advertising totaled $27,597 and $90,372 for the six months ended June 30, 2016 and 2015, respectively

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expense. The Company did not incur any research and development costs during the three and six months ended June 30, 2016 and 2015.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing is the Chinese Renminbi (“RMB”). For the subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2016 and 2015 was $(199,792) and $(41,522), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

The foreign currency exchange rates were obtained from www.oanda.com. Asset and liability accounts at June 30, 2016 and December 31, 2015 were translated at 6.6434 RMB to $1.00 and at 6.4907 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations and comprehensive (loss) income for the six months ended June 30, 2016 and 2015 were 6.5354 RMB and 6.1128 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic earnings per share are computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted earnings per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table presents a reconciliation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income available to owners of the company for basic and diluted net (loss) income per share of ordinary stock	$(4,224,887)	$(1,481,996)	$(9,325,266)	$6,741,251
Weighted average ordinary stock outstanding - basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053
Net (loss) income per ordinary share attributable to owners of the Company - basic and diluted	$(0.05)	$(0.02)	$(0.12)	$0.09

For the three and six months ended June 30, 2016 and 2015, warrants to purchase 8,966,667 shares of ordinary stock have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of June 30, 2016, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

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

Comprehensive (loss) income

Comprehensive (loss) income is comprised of net (loss) income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive (loss) income for the three and six months ended June 30, 2016 and 2015 included net (loss) income and unrealized (loss) gain from foreign currency translation adjustments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2016 and December 31, 2015. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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
JUNE 30, 2016

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

We derive majority of our revenue from Indonesian waters, the suspension of fishing operation in this area has had and will continue to have a significant negative impact on the Company.

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

In March 2016, the FASB has issued ASU 2016-08 “Topic 606, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which requires the entity to determine whether the nature of its promise is to provide good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-08 on its consolidated financial statements.

In April 2016, the FASB has issued ASU 2016-09 “Topic 718, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

In April 2016, the FASB has issued ASU 2016-10 “Topic 606, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this Update clarify that contractual provisions that, explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer (for example, by requiring the entity to transfer control of additional rights to use or rights to access intellectual property that the customer does not already control) should be distinguished from contractual provisions that, explicitly or implicitly, define the attributes of a single promised license (for example, restrictions of time, geographical region, or use). The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-10 on its consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In May 2016, the FASB has issued ASU 2016-12 “Topic 606, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients”. The amendments in this Update add a project to its technical agenda to improve Topic 606, Revenue from Contracts with Customers, by reducing: 1. the potential for diversity in practice at initial application; 2. the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The amendments in this Update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-12 on its consolidated financial statements.

In June 2016, the FASB has issued ASU 2016-13 “Topic 326, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments”. The amendments in this Update provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments in this Update affect an entity to varying degrees depending on the credit quality of the assets held by the entity, their duration, and how the entity applies current GAAP. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

At June 30, 2016 and December 31, 2015, accounts receivable consisted of the following:

	June 30, 2016	December 31, 2015
Accounts receivable	$3,454,569	$12,947,676
Less: allowance for doubtful accounts	(215,924)	(372,634)
	$3,238,645	$12,575,042

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance.

NOTE 4 - INVENTORIES

At June 30, 2016 and December 31, 2015, inventories consisted of the following:

	June 30, 2016	December 31, 2015
Frozen fish and marine catches in transit	$5,648,163	$91,268
Frozen fish and marine catches in warehouse	4,418,689	2,463,135
	10,066,852	2,554,403
Less: reserve for inventories	(2,968,328)	(218,236)
	$7,098,524	$2,336,167

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2016

NOTE 5 – ADVANCES TO SUPPLIERS

At June 30, 2016 and December 31, 2015, advances to suppliers consisted of the following:

	June 30, 2016	December 31, 2015
Prepayments made for fishing nets and spare parts	$3,704,570	$4,093,597
Prepayments made for fish goods (1)	31,167,307	31,900,549
	$34,871,877	$35,994,146

(1)	According to related signed agreement, the Company has the right to receive refund for these prepayments if the situation of demands and supplies changes.

NOTE 6 – COST METHOD INVESTMENT

At June 30, 2016 and December 31, 2015, cost method investment amounted to $3,161,032 and $3,235,398, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.2 million) to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8 % investment in the total equity investment of the bank as of June 30, 2016 and December 31, 2015.

In according to ASC 325, the Company uses the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank. Long-term investment for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of June 30, 2016 and December 31, 2015.

NOTE 7 – EQUITY METHOD INVESTMENT

At June 30, 2016 and December 31, 2015, equity method investment amounted to $29,767,747 and $30,486,314, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. Pingtan Fishing and the other two investing companies accounted for 35%, 29% and 36% of the total ownership, respectively. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $155.1 million) and Pingtan Fishing needs to contribute RMB 350 million (approximately $54.3 million). As of September 30, 2015, Pingtan Fishing had contributed RMB 348 million (approximately $54.0 million). No company holds 50% or more of the total shares. Global Deep Ocean will process, cold storage, and transport deep ocean fishing products.

The Company transferred 15% (RMB 150 million, approximately $23.3 million) of the total ownership in Global Deep Ocean to one of the other shareholders of Global Deep Ocean in December 2015. In the second half of December 2015, the Company received RMB 50 million (approximately $7.8 million) from the transferee. As of December 31, 2015, the receivable resulting from the 15% ownership transfer amounted to $15,406,659 (RMB 100 million) which is included in receivable from transferring equity method investment shares on the accompanying consolidated balance sheets. In January and February 2016, the Company received RMB 100 million (approximately $15.5 million) from the transferee. As a result of this transfer, the Company and the other two investing companies accounted for 20%, 44% and 36% of the total ownership, respectively. All of the three investing companies hold less than 50% of the total shares. The Company needs to contribute RMB 200 million (approximately $30.1 million), and as of June 30, 2016, the Company has contributed RMB 198 million (approximately $29.8 million).

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three months ended June 30, 2016 and 2015, the Company’s share of Global Deep Ocean’s net loss was $7,811 and $13, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive (loss) income. For the six months ended June 30, 2016 and 2015, the Company’s share of Global Deep Ocean’s net loss was $18,127 and $3,358, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive (loss) income.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	June 30, 2016	December 31, 2015
Current assets	$50,909,608	$52,216,844
Noncurrent assets	4,311,262	4,404,656
Current liabilities	4,590	14,945
Noncurrent liabilities	-	-
Equity	55,216,280	56,606,555

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2016

NOTE 7 – EQUITY METHOD INVESTMENT (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$-	$-	$-	$-
Gross profit	-	-	-	-
Loss from operation	39,012	37	90,593	9,594
Net loss	39,054	37	90,635	9,594

NOTE 8 – PREPAYMENT FOR LONG-TERM ASSETS

At June 30, 2016 and December 31, 2015, prepayment for long-term assets consisted of prepayment for fishing vessels’ construction. In March 2016, the Company entered into two fishing vessels building agreements for 6 fishing vessels construction. In May 2016, the Company entered into one fishing vessels renovation agreement for 13 fishing vessels renovation. During the six months ended June 30, 2016, the Company made prepayments of RMB 251 million (approximately $38.4 million) for the construction of 6 fishing vessels and the renovation of 13 fishing vessels. The Company reclassifies the prepayment for fishing vessels’ construction to construction-in-progress using the percentage of completion method. During the six months ended June 30, 2016, the Company reclassified RMB 203.5 million (approximately $31.1 million) from prepayment for long-term assets to construction-in-progress.

For the six months ended June 30, 2016, a summary of activities in prepayment for long-term assets was as follows:

Prepayment for fishing vessels’ construction
Balance - December 31, 2015	$11,654,645
Prepayments made for fishing vessels’ construction	38,406,218
Reclassification to construction-in-progress	(31,138,109)
Foreign currency fluctuation	(386,040)
Balance - June 30, 2016	$18,536,714

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2016 and December 31, 2015, property, plant and equipment consisted of the following:

	Useful life	June 30, 2016	December 31, 2015
Fishing vessels	10 - 20 Years	$106,304,561	$108,182,380
Vehicles	5 Years	126,840	129,824
Office and other equipment	3 – 5 Years	1,187,749	1,215,692
Construction-in-progress		31,041,836	-
		138,660,986	109,527,896
Less: accumulated depreciation		(17,952,388)	(14,972,782)
		$120,708,598	$94,555,114

For the three months ended June 30, 2016 and 2015, depreciation expense amounted to $1,620,438 and $2,058,120, respectively, of which $1,302,152 and $2,049,565, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively. For the six months ended June 30, 2016 and 2015, depreciation expense amounted to $3,303,423 and $3,586,876, respectively, of which $2,785,604 and $3,571,303, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

At June 30, 2016 and December 31, 2015, the Company had 28 fishing vessels with net carrying amount of approximately $14.2 million and $22.3 million, respectively, pledged as collateral for its bank loans.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2016

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT (continued)

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

NOTE 10 – RELATED PARTIES TRANSACTIONS

Prepaid expenses – related parties

At June 30, 2016 and December 31, 2015, prepaid expenses – related parties consisted of the following:

	June 30, 2016	December 31, 2015
Prepaid miscellaneous items to PT. Avona Mina Lestari (1)	$1,124,684	$1,127,257
Prepaid fuel cost to Hai Yi Shipping Limited (2)	781,582	783,370
Prepaid fuel cost to Haifeng Dafu Enterprise Company Limited (3)	866,686	868,668
Prepaid fuel cost to Hong Fa Shipping Limited (4)	-	1,860,871
Prepaid miscellaneous items to Hong Long	4,796	-
	$2,777,748	$4,640,166

(1)	PT. Avona Mina Lestari is an affiliate company controlled by Xinrong Zhuo family.
(2)	Hai Yi Shipping Limited is an affiliate company ultimately controlled by Xinrong Zhuo, CEO of the Company.
(3)	Haifeng Dafu Enterprise Company Limited is an affiliate company ultimately controlled by Xinrong Zhuo, CEO of the Company.
(4)	Hong Fa Shipping Limited is an affiliate company owned by Xinrong Zhuo, CEO of the Company.

Other receivable – related parties

At June 30, 2016 and December 31, 2015, other receivable – related parties consisted of the following:

	June 30, 2016	December 31, 2015
Advance to Zhiyan Lin (1)	$3,578,693	$3,836,258
Advance to Honghong Zhuo (2)	-	4,051,269
	$3,578,693	$7,887,527

(1)	Zhiyan Lin is a shareholder and legal representative of Pingtan Fishing.
(2)	Honghong Zhuo is daughter of Xinrong Zhuo.

In connection with the termination of VIE structure and to comply with PRC regulation, the Company paid RMB 83 million in total, which is Pingtan Fishing’s registered capital, to Pingtan Fishing’s Shareholders to transfer their 100% of equity interest of Pingtan Fishing to Fujian Heyue, the Company’s subsidiary pursuant to the Equity Transfer Agreement dated February 9, 2015. Those payments are expected to be returned in full to the Company before September 30, 2017.

Accounts payable - related parties

At June 30, 2016 and December 31, 2015, accounts payable - related parties consisted of the following:

Name of related party	June 30, 2016	December 31, 2015
Hong Fa Shipping Limited	$1,726,973	$-
Hong Long	-	408,631
	$1,726,973	$408,631

These accounts payable – related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2016

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Due to related parties

At June 30, 2016 and December 31, 2015, the due to related parties amount consisted of the following:

	June 30, 2016	December 31, 2015
Advance from Xinrong Zhuo, Chief Executive Officer	$-	$1,361,290
Accrued compensation for Xinrong Zhuo	3,354	3,354
Accrued compensation for Roy Yu, Chief Financial Officer	20,000	20,000
	$23,354	$1,384,644

The advance from Xinrong Zhuo, the Company’s Chief Executive Officer, is for working capital purpose and short-term in nature, non-interest bearing, unsecured and payable on demand.

Purchases from related parties

During the three and six months ended June 30, 2016 and 2015, purchases from related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Purchase of fuel, fishing nets and other on board consumables
from PT Avona Mina Lestari	$-	$7,944	$-	$7,944
from Hong Fa Shipping Limited	6,257,681	2,784,181	8,980,834	5,840,078
from Haifeng Dafu Enterprise Co., Ltd.	313	5,653	12,316	5,653
from Hai Yi Shipping Ltd.	2,227	34,877	3,136,087	34,877
from PT. Dwikarya Reksa Abadi	-	8,907	-	8,907
	6,260,221	2,841,562	12,129,237	5,897,459
Purchase of vessel maintenance service
from PT. Dwikarya Reksa Abadi	-	1,956,677	-	1,956,677
	-	1,956,677	-	1,956,677
Purchase of transportation service
from Fuzhou Honglong Ocean Fishery Co., Ltd.	-	12,089	-	180,609
from Hai Yi Shipping Limited	-	297,518	-	297,518
	-	309,607	-	478,127
Purchase of Indonesia vessel agent service
from PT. Avona Mina Lestari (1)	-	2,357	-	2,357
	$-	$2,357	$-	$2,357

(1)	PT. Avona Mina Lestari acts as Pingtan Fishing’s agent to apply and renew Indonesia fishing licenses and Pingtan Fishing pays the agent service fees to it.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2016

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Operating lease

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO, (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB 84,000 (approximately $13,000) were due for each year of the term. The term of the Office Lease was 3 years and expired on August 1, 2015. The Company renewed the Office Lease. Pursuant to the renewed Office Lease, the annual rent is RMB 84,000 (approximately $13,000) and the renewed Office Lease expires on August 1, 2016.

For the three months ended June 30, 2016 and 2015, rent expense related to the Office Lease amounted $3,216 and $3,448, respectively. For the six months ended June 30, 2016 and 2015, rent expense related to the Office Lease amounted $6,427 and $6,871, respectively.

Future minimum rental payment required under the Office Lease is as follows:

Twelve-month period Ending June 30:	Amount
2017	$1,071

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

For the three months ended June 30, 2016 and 2015, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $115,520 and $115,651, respectively. For the six months ended June 30, 2016 and 2015, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $230,860 and $231,253, respectively.

Future minimum rental and related administrative service charge payment required under the Service Agreement is as follows:

Twelve-month period ending June 30:	Amount
2017	$230,860

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2016

NOTE 11 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. At June 30, 2016 and December 31, 2015, short-term bank loans consisted of the following:

	June 30, 2016	December 31, 2015
Loan from China Development Bank, due on February 11, 2016 with variable annual interest rate based on London Interbank Offered Rate (“LIBOR”)(1) plus 245 basis points (3.395% at December 31, 2015), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke and repaid on due date	$-	$7,000,000

Loan from China Development Bank, due on November 25, 2016 with variable annual interest rate based on LIBOR(1) plus 230 basis points (2.941% at June 30, 2016 and December 31, 2015), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.8 million (RMB 5.12 million) and collateralized by a related party’s land use right	4,000,000	4,000,000

Loan from China Development Bank, due on December 9, 2016 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.049% at June 30, 2016 and December 31, 2015), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.8 million (RMB 5.12 million) and collateralized by a related party’s land use right	4,000,000	4,000,000

Loan from Fujian Haixia Bank, due on September 7, 2016 with annual interest rate of 7.360% at June 30, 2016 and December 31, 2015, collateralized by Pingtan Fishing's 17 fishing vessels	4,515,760	4,621,998

Loan from Fujian Haixia Bank, due on September 20, 2016 with annual interest rate of 1.621% at June 30, 2016 and December 31, 2015, collateralized by Pingtan Fishing’s 17 fishing vessels	2,349,440	2,349,440

Loan from China Development Bank, due on March 21, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.211% at June 30, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.6 million (RMB 4 million) and collateralized by a related party’s land use right	3,000,000	-

Loan from China Development Bank, due on April 18, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.204% at June 30, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.6 million (RMB 4 million) and collateralized by a related party’s land use right	3,000,000	-

Loan from China Development Bank, due on April 18, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.257% at June 30, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.3 million (RMB 2 million) and collateralized by a related party’s land use right	1,500,000	-
	$22,365,200	$21,971,438

(1)	Represents six-month LIBOR rate on the loan commencement date.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2016

NOTE 11 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. At June 30, 2016 and December 31, 2015, long-term bank loans consisted of the following:

	June 30, 2016	December 31, 2015
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% at June 30, 2016 and December 31, 2015, collateralized by Hong Long's investment in equity interest of a China local bank	$8,835,837	$11,832,314

Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% at June 30, 2016 and December 31, 2015, collateralized by Fujian International Trading and Transportation Co., Ltd.'s investment in equity interest of a China local bank	1,731,041	2,310,999

Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% at June 30, 2016 and December 31, 2015, guaranteed by Hong Long	7,330,584	9,937,295

Loan from The Export-Import Bank of China, due on various dates until January 30, 2023 with annual interest rate of 4.900% at June 30, 2016, guaranteed by Huanghai Ship Construction Co., Ltd, Xinrong Zhuo and Ping Lin and collateralized by 2 fishing vessels under construction	18,815,667	-

Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.145% at June 30, 2016 and December 31, 2015, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 6 fishing vessels	10,386,248	11,169,827
Total long-term bank loans	$47,099,377	$35,250,435
Less: current portion	(15,157,901)	(12,679,680)
Long-term bank loans, non-current portion	$31,941,476	$22,570,755

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending June 30,	Principal
2017	$15,157,901
2018	12,072,132
2019	5,870,488
2020	6,021,013
2021	2,257,880
Thereafter	5,719,963
$47,099,377
Less: current portion	(15,157,901)
Long-term liability	$31,941,476

The weighted average interest rate for short-term bank loans was approximately 4.8% and 2.8% for the six months ended June 30, 2016 and 2015, respectively.

The weighted average interest rate for long-term bank loans was approximately 5.3% and 6.0% for the six months ended June 30, 2016 and 2015, respectively.

For the three months ended June 30, 2016 and 2015, interest expense related to bank loans amounted to $699,084 and $1,085,551, respectively, of which, $303,226 and $0 was capitalized to construction-in-progress, respectively. For the six months ended June 30, 2016 and 2015, interest expense related to bank loans amounted to $1,334,829 and $2,039,195, respectively, of which, $416,705 and $0 was capitalized to construction-in-progress, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2016

NOTE 12 – ACCRUED LIABILITIES AND OTHER PAYABLES

At June 30, 2016 and December 31, 2015, accrued liabilities and other payables consisted of the following:

	June 30, 2016	December 31, 2015
Accrued salaries and related benefits	$5,174,005	$4,935,942
Accrued interest due	63,955	6,635
Other	191,253	101,472
	$5,429,213	$5,044,049

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

There were no stock warrants issued, expired/terminated/forfeited, exercised during the six months ended June 30, 2016.

The following table summarizes the shares of the Company’s ordinary stock issuable upon exercise of warrants outstanding and exercisable at June 30, 2016:

Warrants outstanding				Warrants exercisable
Exercise price	Number outstanding at June 30, 2016	Weighted average remaining contractual life (years)	Weighted average exercise price	number exercisable at June 30, 2016	Weighted average exercise price
$12.00	8,966,667	1.7	$12.00	8,966,667	$12.00

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2016

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

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. As of December 31, 2015, the Company appropriated the required 50% of its registered capital to statutory reserve for Heyue. Accordingly, no additional statutory reserve for Heyue is required for the six months ended June 30, 2016. The Company did not make any appropriation to statutory reserve for Pingtan Fishing during the six months ended June 30, 2016 as it incurred a net loss in the period.

Pingtan Guansheng, Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying had sustained losses since their establishments. No appropriation to statutory reserves for them was required as they incurred recurring net losses.

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At June 30, 2016 and December 31, 2015, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2016	2015	2016	2015
A	16%	*	*	*
B	14%	*	*	*
C	10%	*	*	*

*less than 10%

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
Supplier	2016	2015	2016	2015
A (Hai Yi Shipping Limited, a related party)	*	*	22%	*
B (Hong Fa Shipping Limited, a related party)	97%	51%	64%	53%
C (Hong Long, a related party)	*	36%	*	21%

*less than 10%

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2016

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of June 30, 2016 and December 31, 2015, which have not been reflected in its consolidated financial statements.

Class action

On January 14, 2015, a purported class action was filed by Paul Fila, individually and on behalf of all others similarly situated, against the Company and certain of its executive officers and directors in the U.S. District Court for the Southern District of New York. On July 19, 2016, the court entered an order granting the Company’s motion to dismiss amended complaint, and ordering that the case be closed. The court entered final judgment on July 20, 2016 and closed the case. Plaintiffs have the right to appeal the dismissal of their amended complaint. As with any litigation proceeding, the Company cannot predict with certainty the eventual outcome of any outstanding legal actions. The Company expects to incur expenses in connection with the defense of this lawsuit, and it may have to pay damages or settlement costs in connection with any resolution thereof.

Operating lease

See note 10 for related party operating lease commitment.

Rental payment and related administrative service charge

See note 10 for related party rental and related administrative service agreement commitment.

Equity investment commitment

On June 12, 2014, Pingtan Fishing incorporated an equity investment with two companies for the fishery processing purpose. Total registered capital of the equity investment is RMB 1 billion (approximately $155.1 million) and Pingtan Fishing accounted for 35% of the total ownership. Accordingly, Pingtan Fishing has the obligation to contribute RMB 350 million as the equity investment’s registered capital. In the fourth quarter of 2015, Pingtan fishing transferred 15% of the total ownership to another shareholder of the fishery processing company. Therefore, Pingtan Fishing has the obligation to contribute RMB 200 million (approximately $30.1 million) as the equity investment’s registered capital. As of June 30, 2016, the Pingtan Fishing has contributed RMB 198 million (approximately $29.8 million) as registered capital that was included in equity method investment on the accompanying consolidated balance sheets. Pingtan Fishing intends to use its present working capital together with bank loans to fund the project cost.

Fishing vessels construction agreements

In December 2015, Hong Long entered into an agreement with Fujian Xinchang Ship Construction Co., Ltd. (“Xinchang”) related to the construction of 4 fishing vessels (“Xinchang Construction Agreement”). The agreement expires in October 2016. In March 2016, Pingtan Fishing and Hong Long and Xinchang entered into a Three-party Agreement. According to the Three-party Agreement, Hong Long assigned all of its rights and obligations related to the Xinchang Construction Agreement to Pingtan Fishing. The project requires a total investment of RMB 140 million (approximately $21.1 million). The funds are required to be invested over the construction period of the project. As of June 30, 2016, Pingtan Fishing has paid RMB 101 million (approximately $15.2 million) of the total investment that was recorded as property, plant and equipment (construction-in-progress) and prepayment for long-term assets on the accompanying balance sheets.

In December 2015, Hong Long entered into an agreement with Huanghai Ship Construction Co., Ltd. (“Huanghai”) related to the construction of 2 fishing vessels (“Huanghai Construction Agreement”). The agreement expires in October 2016. In March 2016, Pingtan Fishing and Hong Long and Huanghai entered into a Three-party Agreement. According to the Three-party Agreement, Hong Long assigned all of its rights and obligations related to the Huanghai Construction Agreement to Pingtan Fishing. The project requires a total investment of RMB 90 million (approximately $13.5 million). The funds are required to be invested over the construction period of the project. As of June 30, 2016, Pingtan Fishing has paid in full of the total investment that was recorded as property, plant and equipment (construction-in-progress) and prepayment for long-term assets on the accompanying balance sheets.

Fishing vessels renovation agreement

On May 23, 2016, Pingtan Fishing entered into an agreement with Huanghai Ship Construction Co., Ltd. (“Huanghai”) related to the renovation of 13 fishing vessels (“Huanghai Renovation Agreement”). The agreement expires in December 2016. The project requires a total investment of RMB 65 million (approximately $9.8 million). The funds are required to be invested over the contract period of the project. As of June 30, 2016, Pingtan Fishing has paid RMB 60 million (approximately $9.0 million) of the total investment that was recorded as property, plant and equipment (construction-in-progress) and prepayment for long-term assets on the accompanying balance sheets.

NOTE 16 – SUBSEQUENT EVENTS

On July 20, 2016, the Company’s Board of Directors declared a cash dividend of $0.01 per share to the Company’s common stock shareholders of record on July 31, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Pingtan Marine Enterprise Ltd. for the six months ended June 30, 2016 and 2015 should be read in conjunction with the Pingtan Marine Enterprise Ltd. unaudited financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 9, 2016. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless otherwise indicated, references to the “Company,” “us” or “we” refer to Pingtan Marine Enterprise Ltd. and its subsidiaries. All amounts expressed below are in US dollars.

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

As of June 30, 2016, we own 107 trawlers, 4 longline fishing vessels, 2 squid jigging vessels and 2 drifters and have exclusive operating license rights to 20 drifters. We are the second largest China based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 12 years. These vessels are fully licensed to fish in Indonesian, Indian, or Western and Central Pacific Ocean of the international waters.

Among the 135 fishing vessels, 13 vessels have obtained fishing licenses from the Ministry of Agriculture and Fisheries of Democratic Republic of Timor-Leste and will operate in the sea area of Democratic Republic of Timor-Leste; 12 vessels are operating in the Bay of Bengal in India; 6 vessels are licensed to operate in Western and Central Pacific Ocean of the international waters, and will be replaced by 6 new vessels which are under construction; and the remaining vessels are licensed to operate in the Arafura Sea in Indonesia but temporarily not operating due to the moratorium discussed below.

The 13 Timor-Leste licensed vessels are currently under the modification process to change their fishing method in order to meet the local requirements. We expect to complete the modification process by the third quarter of 2016 and place them into operation after completion of all related procedures.

We catch nearly 30 different species of fish including ribbon fish, Indian white shrimp, croaker fish, pomfret, Spanish mackerel, conger eel, squid and red snapper. All of our catch is shipped back to China. Our fishing vessels transport frozen catch to a cold storage warehouse which is nearby onshore fishing bases. We then arrange chartered transportation ships to deliver frozen stocks to cold storage warehouses located in one of China’s largest seafood trading centers, Mawei Seafood Market in Fujian Province.

We derive our revenue primarily from the sale of frozen seafood products. We sell our products directly to customers including distributors, restaurant owners and exporters. Most of our customers have long-term, cooperative relationships with us. Our existing customers also introduce new customers to us from time to time. Our operating results are subject to seasonal variations. Harvest volume is the highest in the fourth quarter of the year while harvest volumes in the second and third quarters are relatively low due to the spawn season of certain fish species, including ribbon fish, cuttlefish, pomfret, and calamari. Based on past experiences, demand for seafood products is the highest from December to January, during Chinese New Year. We believe that our profitability and growth are dependent on the termination of the Indonesian moratorium discussed below and our ability to expand our customer base.

Significant factors affecting our results of operations

●	The Indonesian government's moratorium on fishing licenses renewals: In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in Indonesian waters have been informed by the Indonesian government to operate within strict guidelines and subsequently to cease operation, in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. To cooperate and comply with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of our normal level. Since February 2015, we have ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this ban has caused a significant drop in our production. In November 2015, the Indonesian government announced that the moratorium had concluded. Our expectation is that the MMAF will implement new fishing policies and resume the license renewal process although this has not yet occurred. In the interim, our financial results will continue to be materially adversely affected by this moratorium. To satisfy our customers’ demand, we purchased fish from a third party and resell to our customers which generated a positive gross margin. The positive gross margin in the reselling activities partially offset the decrease in our overall gross margin for the three and six months ended June 30, 2016.

●	Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable government agencies. Our inability to obtain, or loss or denial of extensions to, any of our applicable licenses or permits could hamper our ability to generate revenue from our operations.

●	Resource & environmental factors: Our fishing expeditions are based in India and Indonesia and Western and Central Pacific Ocean of the international waters. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also have impact our harvest volume.

●	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●	Competition: We engage in the business in the Arafura Sea of Indonesia, the Bay of Bengal in India and the Western and Central Pacific Ocean of the international waters. Competition within our dedicated fishing areas is not currently significant as the region is not overfished or regulated by government limits on the number of vessels that are allowed to fish in the territories; however, there is no guarantee that competition will not become more intense. Competition in the consumer market in China, however, is keen. We compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. We believe our catch appeals to a wide segment of consumers because of the low price points of our products.

●	Fishing licenses: Each of our fishing vessels requires approval from the Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are valid for a period of three to twelve months, and are awarded to us at no cost. We apply for the renewal of the approval prior to expiration to avoid interruptions of our fishing vessels’ operations. Each of our fishing vessels operating in Indonesian waters requires a fishing license granted by the authority in Indonesia.

RESULTS OF OPERATIONS

Comparison of results of operations for the three and six months ended June 30, 2016 and 2015

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

For the three months ended June 30, 2016 and 2015, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended June 30, 2016
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$917	365,454	$2.51	43.6%
Ribbon fish	622	243,892	2.55	29.6%
Shrimp	427	95,664	4.46	20.3%
Conger eel	73	23,843	3.08	3.5%
Others	65	24,328	2.67	3.0%
Total	$2,104	753,181	$2.79	100.0%

	Three Months Ended June 30, 2015
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$8,832	2,848,234	$3.10	57.9%
Ribbon fish	3,544	1,270,665	2.79	23.2%
Spanish mackerel	527	180,226	2.92	3.5%
Pomfret	331	110,383	3.00	2.2%
Squid	323	84,102	3.84	2.1%
Conger eel	218	82,201	2.66	1.4%
Others	1,479	275,513	5.37	9.7%
Total	$15,254	4,851,324	$3.14	100.0%

For the six months ended June 30, 2016 and 2015, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Six Months Ended June 30, 2016
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$3,001	1,124,717	$2.67	48.3%
Ribbon fish	1,631	586,172	2.78	26.2%
Shrimp	536	117,528	4.56	8.6%
Squid	390	423,588	0.92	6.3%
Reefcod	369	133,017	2.77	5.9%
Conger eel	111	36,471	3.05	1.8%
Others	181	72,033	2.51	2.9%
Total	$6,219	2,493,526	$2.49	100.0%

	Six Months Ended June 30, 2015
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$20,646	6,745,366	$3.06	46.9%
Ribbon fish	11,390	4,554,351	2.50	25.9%
Pomfret	2,980	1,081,873	2.75	6.8%
Spanish mackerel	2,006	627,151	3.20	4.6%
Conger eel	1,581	742,946	2.13	3.6%
Squid	1,469	476,819	3.08	3.3%
Others	3,915	1,158,144	3.38	8.9%
Total	$43,987	15,386,650	$2.86	100.0%

For the three months ended June 30, 2016, we had revenue of $2,104,351, as compared to revenue of $15,254,003 for the three months ended June 30, 2015, a decrease of $13,149,652, or 86.2%. Sales volumes in the three months ended June 30, 2016 decreased 84.5% to 753,181 kg from 4,851,324 kg in the three months ended June 30, 2015. Average unit sale price decreased 11.1% in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, which was primarily due to the different sales mix.

For the six months ended June 30, 2016, we had revenue of $6,219,449, as compared to revenue of $43,986,827 for the six months ended June 30, 2015, a decrease of $37,767,378, or 85.9%. Sales volumes in the six months ended June 30, 2016 decreased 83.8% to 2,493,526 kg from 15,386,650 kg in the six months ended June 30, 2015. Average unit sale price decreased 12.9% in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, which was primarily due to the different sales mix.

Our decrease in revenue is attributable to the fact that, in early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in the Indonesian waters have been informed by the Indonesian government to operate within strict guidelines and subsequently to cease operation, in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. We have ceased operations in the Indonesian waters since February 2015.

Since we derive a majority of our revenue from this area, this temporary ban has caused a significant drop in our production. As a result, our sales for the three and six months ended June 30, 2016 decreased significantly as compared to the comparable periods in 2015. In November 2015, the Indonesian government announced that the moratorium had concluded. Our expectation is that the MMAF will implement new fishing policies and resume the license renewal process although this has not yet occurred. In the interim, our financial results will continue to be materially adversely affected by this moratorium. To satisfy our customers’ demand, we purchased fish from a third party and resell to our customers which generated a positive gross margin. The positive gross margin in the reselling activities partially offset the decrease in our overall gross margin for the three and six months ended June 30, 2016.

Cost of revenue

Our cost of revenue primarily consists of reserve for inventories, fuel costs, freight, direct labor costs, depreciation, fishing vessels maintenance fees, other overhead costs, and purchase cost for reselling fish. Reserve for inventories and fuel costs generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,
	2016			2015
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Reserve for inventories	$2,801	54.4%	133.1%	$-	-	-
Fuel cost	1,345	26.2%	63.9%	4,150	29.5%	27.2%
Labor cost	246	4.8%	11.7%	4,313	30.7%	28.3%
Depreciation	173	3.4%	8.3%	2,229	15.9%	14.6%
Maintenance fee	125	2.4%	5.9%	1,937	13.8%	12.7%
Spare parts	22	0.4%	1.0%	216	1.5%	1.4%
Fishing license and agent fee	18	0.4%	0.9%	562	4.0%	3.7%
Freight	7	0.1%	0.3%	641	4.6%	4.2%
Other *	408	7.9%	19.4%	-	-	-
Total cost of revenue	$5,145	100.0%	244.5%	$14,048	100.0%	92.1%

*Represents the cost of fish purchased from third parties to satisfy our customers’ demand.

The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,
	2016			2015
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$5,937	47.2%	95.5%	$12,530	40.0%	28.5%
Reserve for inventories	2,801	22.3%	45.0%	-	-	-
Depreciation	1,318	10.5%	21.2%	3,697	11.8%	8.4%
Labor cost	1,248	9.9%	20.1%	8,348	26.7%	19.0%
Spare parts	162	1.3%	2.6%	968	3.1%	2.2%
Maintenance fee	129	1.0%	2.1%	2,370	7.5%	5.4%
Freight	71	0.6%	1.1%	2,089	6.7%	4.7%
Fishing license and agent fee	18	0.1%	0.3%	1,312	4.2%	3.0%
Other *	889	7.1%	14.3%	-	-	-
Total cost of revenue	$12,573	100.0%	202.2%	$31,314	100.0%	71.2%

*Represents the cost of fish purchased from third parties to satisfy our customers’ demand.

Cost of revenue for the three months ended June 30, 2016 was $5,145,118, representing a decrease of $8,902,548 or 63.4% as compared to $14,047,666 for the three months ended June 30, 2015. Cost of revenue for the six months ended June 30, 2016 was $12,572,928, representing a decrease of $18,741,027 or 59.8% as compared to $31,313,955 for the six months ended June 30, 2015. The decrease was primarily attributable to the decrease in our revenue, offset by the increase in our unit production cost.

Gross (loss) profit

Our gross (loss) profit is affected primarily by reserve for inventories, changes in production costs and purchase price for our reselling fish. Reserve for inventories account for 54.4% and 22.3% of cost of revenue for the three and six months ended June 30, 2016, respectively. Fuel cost, depreciation, and labor cost together account for about 34.4% and 76.1% of cost of revenue for the three months ended June 30, 2016 and 2015, respectively. Fuel cost, depreciation, and labor cost together account for about 67.6% and 78.5% of cost of revenue for the six months ended June 30, 2016 and 2015, respectively. The provisions to inventory reserve and the fluctuation of fuel price, exchange rate, and unit purchase price for fish which we purchase from a third party to resell to our customers may significantly affect our cost level and gross (loss) profit.

The following table sets forth information as to our revenue, cost of revenue, gross (loss) profit and gross margin for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$2,104,351	$15,254,003	$6,219,449	$43,986,827
Cost of revenue	$5,145,118	$14,047,666	$12,572,928	$31,313,955
Gross (loss) profit	$(3,040,767)	$1,206,337	$(6,353,479)	$12,672,872
Gross margin	(144.5)%	7.9%	(102.2)%	28.8%

Gross loss for the three months ended June 30, 2016 was $3,040,767, representing a change of $4,247,104 or 352.1% as compared to gross profit of $1,206,337 for the three months ended June 30, 2015 due to the moratorium described above. Gross margin decreased to (144.5)% for the three months ended June 30, 2016 from 7.9% for the three months ended June 30, 2015.

Gross loss for the six months ended June 30, 2016 was $6,353,479, representing a change of $19,026,351 or 150.1% as compared to gross profit of $12,672,872 for the six months ended June 30, 2015 due to the moratorium described above. Gross margin decreased to (102.2)% for the six months ended June 30, 2016 from 28.8% for the six months ended June 30, 2015.

The significant decrease in gross margin for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 were primarily attributable to the record of provisions to inventory reserve, the reduced scale of operations resulting in lower revenue, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenue; partially offset by the positive gross margin from our fish resale activities. We expect that our gross margin will remain at its current level in the near future and we can only improve our gross margin by increasing our production.

Selling expense

Our selling expense mainly includes storage fees, insurance, shipping and handling fees, customs service charge, and advertising expenses. Our sales activities are conducted through direct selling by our internal sales staff. Because of the strong demand for our products and services, we do not have to aggressively market and distribute our products. As a result, our selling expense has been relatively small as a percentage of our revenue.

Selling expense totaled $71,199 for the three months ended June 30, 2016, as compared to $291,765 for the three months ended June 30, 2015, a decrease of $220,566 or 75.6%. Selling expense totaled $414,219 for the six months ended June 30, 2016, as compared to $997,285 for the six months ended June 30, 2015, a decrease of $583,066 or 58.5%. Selling expense as a percentage of revenue for the three months ended June 30, 2016 increased to 3.4% from 1.9% for comparable period in 2015, which was mainly attributable to the increase in advertising expenses in order to enhance our visibility. Selling expense as a percentage of revenue for the six months ended June 30, 2016 increased to 6.7% from 2.3% for corresponding period in 2015, which was mainly attributable to the increase in insurance cost for fishing vessels due to the increase in insured fishing vessels. Selling expense for the three and six months ended June 30, 2016 and 2015 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Storage fees	$28,163	$169,228	$113,980	$488,091
Advertising	27,597	25,181	27,597	90,372
Shipping and handling fees	12,840	70,124	89,387	229,465
Insurance	93	333	147,908	88,634
Other	2,506	26,899	35,347	100,723
	$71,199	$291,765	$414,219	$997,285

●	For the three months ended June 30, 2016, storage fees decreased by $141,065, or 83.4%, as compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, storage fees decreased by $374,111, or 76.6%, as compared to the six months ended June 30, 2015. The decrease was primarily attributable to the decrease in our storage area resulting from the decreased inventories.

●	For the three months ended June 30, 2016, advertising expenses increased by $2,416, or 9.6%, as compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, advertising expenses decreased by $62,775, or 69.5%, as compared to the six months ended June 30, 2015, mainly due to the decrease in advertising activities.

●	For the three months ended June 30, 2016, shipping and handling fees decreased by $57,284, or 81.7%, as compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, shipping and handling fees decreased by $140,078, or 61.0%, as compared to the six months ended June 30, 2015. The decrease was mainly attributable to the decrease in our sales.

●	Insurance expense remained roughly consistent for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, insurance increased by $59,274, or 66.9%, as compared to the six months ended June 30, 2015. The increase was primarily attributable to the increase in insured fishing vessels.

●	Other selling expense, which primarily consisted of customs service charge, for the three months ended June 30, 2016 decreased by $24,393, or 90.7%, as compared to the three months ended June 30, 2015. Other selling expense for the six months ended June 30, 2016 decreased by $65,376, or 64.9%, as compared to the six months ended June 30, 2015. The decrease was mainly due to the decrease in overseas fishing activities.

General and administrative expense

General and administrative expense totaled $910,813 for the three months ended June 30, 2016, as compared to $369,088 for the three months ended June 30, 2015, an increase of $541,725 or 146.8%. General and administrative expense totaled $2,378,284 for the six months ended June 30, 2016, as compared to $1,813,302 for the six months ended June 30, 2015, an increase of $564,982 or 31.2%. General and administrative expense for the three and six months ended June 30, 2016 and 2015 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Insurance	$357,117	$-	$358,310	$-
Compensation and related benefits	268,337	283,805	625,948	649,927
Professional fees	182,935	239,065	645,625	750,168
Rent and related administrative service charge	118,736	119,099	237,287	238,124
Travel and entertainment	21,700	12,838	41,285	68,665
Bad debt recovery	(428,576)	(326,304)	(150,594)	(165,539)
Other	390,564	40,585	620,423	271,957
	$910,813	$369,088	$2,378,284	$1,813,302

●	Insurance for the three and six months ended June 30, 2016 increased by $357,117 and $358,310, respectively, as compared to the comparable periods in 2015. The increase in the three and six months ended June 30, 2016 was mainly attributable to the increase in officer and director liability insurance of approximately $358,000 as compared to the corresponding periods in 2015.

●	Compensation and related benefits remained roughly consistent for the three and six months ended June 30, 2016 as compared to the corresponding periods in 2015.

●	Professional fees, which primarily consist of legal fees, accounting fees, investor relations services charge, valuation service fees and other fees associated with being a public company, for the three months ended June 30, 2016 decreased by $56,130, or 23.5%, as compared to the three months ended June 30, 2015. The decrease in the three months ended June 30, 2016 was primarily attributable to a decrease in valuation service fees of approximately $44,000, and a decrease in other miscellaneous items of approximately $12,000. For the six months ended June 30, 2016, professional fees decreased by $104,543, or 13.9%, as compared to the six months ended June 30, 2015. The decrease in the six months ended June 30, 2016 was primarily attributable to a decrease in valuation service fees of approximately $88,000, a decrease in investor relations services charge of approximately $19,000, offset by an increase in other miscellaneous items of approximately $2,000.

●	Rent and related administrative service charge remained consistent for the three and six months ended June 30, 2016 as compared to the corresponding periods in 2015.

●	For the three months ended June 30, 2016, travel and entertainment expense increased by $8,862, or 69.0% as compared to the three months ended June 30, 2015. The increase was mainly attributable to an increase in travel expense of approximately $8,000, and an increase in entertainment expense of approximately $1,000 resulting from the increase in travel and entertainment activities incurred in the second quarter of 2016. For the six months ended June 30, 2016, travel and entertainment expense decreased by $27,380, or 39.9%, as compared to the six months ended June 30, 2015. The decrease was mainly attributable to a decrease in travel for investor road shows and conferences of approximately $12,000, and a decrease in entertainment expense of approximately $15,000 resulting from the decrease in entertainment activities incurred in the first half of 2016.

●	For the three months ended June 30, 2016, we recorded bad debt recovery of $428,576 as compared to bad debt recovery of $326,304 for the three months ended June 30, 2015. For the six months ended June 30, 2016, we recorded bad debt recovery of $150,594 as compared to bad debt recovery of $165,539 for the six months ended June 30, 2015. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, and customers’ collection history, and recent economic events.

●	Other general and administrative expense, which primarily consist of communication fees, office supply, miscellaneous taxes, bank service charge, depreciation, and NASDAQ listing fee. For the three months ended June 30, 2016, other general and administrative expense increased by $349,979, or 862.3%, as compared to the three months ended June 30, 2015. The increase was primarily attributable to an increase in depreciation of approximately $311,000, and an increase in other miscellaneous items of approximately $39,000. For the six months ended June 30, 2016, other general and administrative expense increased by $348,466, or 128.1%, as compared to the six months ended June 30, 2015. The increase was mainly attributable to an increase in depreciation of approximately $503,000, offset by a decrease in miscellaneous taxes of approximately $110,000 and a decrease in other miscellaneous items of approximately $45,000. During the three and six months ended June 30, 2016, our 13 upgraded and renovated fishing vessels were temporary idle. We recorded the related depreciation for these 13 fishing vessels as operating expenses rather than as cost of revenue. Therefore, the depreciation for operating expenses for the three and six months ended June 30, 2016 increased as compared to the corresponding periods in 2015.

(Loss) income from operations

As a result of the factors described above, for the three months ended June 30, 2016, loss from operations amounted to $4,022,779, as compared to income from operations of $545,484 for the three months ended June 30, 2015, a change of $4,568,263, or 837.5%. For the six months ended June 30, 2016, loss from operations amounted to $9,145,982, as compared to income from operations of $9,862,285 for the six months ended June 30, 2015, a change of $19,008,267, or 192.7%.

Other income (expense)

Other income/expense mainly include interest income from bank deposits, interest expense generated from short-term and long-term bank borrowings, foreign currency transaction (loss) gain, grant income from Chinese government, gain from cost method investment, loss on equity method investment, and loss on fixed assets disposal.

For the three months ended June 30, 2016, other expense, net, amounted to $498,365 as compared to other expense, net, of $2,129,549 for the three months ended June 30, 2015, a decrease of $1,631,184, or 76.6%, which was primarily attributable to a decrease in interest expense of approximately $690,000 mainly due to the decrease in our interest bearing bank loans, and a decrease in loss on fixed asset disposal of approximately $1,556,000, offset by a decrease in interest income of approximately $68,000, and an increase in foreign currency transaction loss of approximately $500,000.

For the six months ended June 30, 2016, other expense, net, amounted to $853,599 as compared to other expense, net, of $3,030,088 for the six months ended June 30, 2015, a decrease of $2,176,489, or 71.8%, which was primarily attributable to a decrease in interest expense of approximately $1,121,000 mainly due to the decrease in our interest bearing bank loans, an increase in grant income from Chinese government of approximately $155,000, and a decrease in loss on fixed assets disposal of approximately $1,556,000, offset by a decrease in interest income of approximately $85,000, and an increase in foreign currency transaction loss of approximately $517,000.

The grant income represents an incentive granted by the Chinese government to encourage the development of ocean fishing industry in order to satisfy the demand of natural seafood in China.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the three and six months ended June 30, 2016 and 2015. For the three and six months ended June 30, 2016, income taxes expense was $587 and $1,000, respectively, which was generated by Heyue’s taxable income from fish reselling activities. Since February 2015, we have temporarily ceased fishing operations in Indonesian waters due to the Indonesian government’s moratorium described in elsewhere in this report. In order to satisfy our customers’ demand, Heyue purchased fish from a third party and resold to our customers. We are required to pay income taxes for our fish reselling operations.

Net (loss) income

As a result of the factors described above, our net loss was $4,521,731 for the three months ended June 30, 2016, as compared with net loss of $1,584,065 for the three months ended June 30, 2015, a change of $2,937,666 or 185.5%. Our net loss was $10,000,581 for the six months ended June 30, 2016, as compared with net income of $6,832,197 for the six months ended June 30, 2015, a change of $16,832,778 or 246.4%.

Net (loss) income attributable to owners of the Company

The net loss attributable to owners of the Company was $4,224,887, or $(0.05) per ordinary share (basic and diluted) for the three months ended June 30, 2016, as compared with net loss attributable to owners of the Company of $1,481,996, or $(0.02) per ordinary share (basic and diluted) for the three months ended June 30, 2015, a change of $2,742,891 or 185.1%.

The net loss attributable to owners of the Company was $9,325,266, or $(0.12) per ordinary share (basic and diluted) for the six months ended June 30, 2016, as compared with net income attributable to owners of the Company of $6,741,251, or $0.09 per ordinary share (basic and diluted) for the six months ended June 30, 2015, a change of $16,066,517 or 238.3%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries which are incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries which are incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and comprehensive (loss) income. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $4,255,671 for the three months ended June 30, 2016, as compared to foreign currency translation gain of $465,695 for the three months ended June 30, 2015. We reported a foreign currency translation loss of $3,376,248 for the six months ended June 30, 2016, as compared to foreign currency translation gain of $1,112,451 for the six months ended June 30, 2015. This non-cash loss had the effect of increasing/decreasing our reported comprehensive loss/gain and this non-cash gain had the effect of decreasing/increasing our reported comprehensive loss/gain.

Comprehensive (loss) income

As a result of our foreign currency translation adjustment, we had comprehensive loss for the three months ended June 30, 2016 of $8,777,402, compared to comprehensive loss of $1,118,370 for the three months ended June 30, 2015. We had comprehensive loss for the six months ended June 30, 2016 of $13,376,829, compared to comprehensive income of $7,944,648 for the six months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government grants as the government incentive for encouraging development of ocean fishing industry. At June 30, 2016 and December 31, 2015, we had cash balances of approximately $2,604,000 and $11,449,000, respectively. The significant portion of these funds are located in financial institutions located in China and will continue to be indefinitely reinvested in China operations.

The following table sets forth a summary of changes in our working capital from December 31, 2015 to June 30, 2016:

			December 31, 2015 to June 30, 2016
	June 30, 2016	December 31, 2015	Change	Percentage Change
Working capital:
Total current assets	$57,293,802	$91,945,902	$(34,652,100)	(37.7)%
Total current liabilities	45,644,524	42,466,795	3,177,729	7.5%
Working capital:	$11,649,278	$49,479,107	$(37,829,829)	(76.5)%

Our working capital decreased $37,829,829 to $11,649,278 at June 30, 2016 from working capital of $49,479,107 at December 31, 2015. This decrease in working capital is primarily attributable to a decrease in cash of approximately $8,845,000, a significant decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $9,336,000, primarily due to the significant decrease in revenue, a decrease in advances to suppliers of approximately $1,122,000, a decrease in prepaid expenses – related parties of approximately $1,862,000, a significant decrease in receivable from transferring equity method investment shares of approximately $15,407,000 resulting from the repayments received in the first half of 2016, a decrease in other receivables – related parties of approximately $4,309,000 mainly due to the repayments received from related parties in the first half of 2016, an increase in accounts payable – related parties of approximately $1,318,000, an increase in short-term bank loans of approximately $394,000, an increase in long-term bank loans – current portion of approximately $2,478,000, and an increase in accrued liabilities and other payables of approximately $385,000, offset by an increase in restricted cash of approximately $1,469,000, an increase in inventories, net of reserve for inventories, of approximately $4,762,000, and a decrease in due to related parties of approximately $1,361,000.

Because the exchange rate conversion is different for consolidated balance sheets and consolidated statements of cash flows, the changes in assets and liabilities reflected on consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on consolidated balance sheets.

Cash flows for the six months ended June 30, 2016 compared to the six months ended June 30, 2015

The following summarizes the key components of our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$1,553,627	$46,806,807
Net cash used in investing activities	(23,522,813)	(18,331,661)
Net cash provided by (used in) financing activities	13,324,402	(14,974,898)
Effect of exchange rate on cash	(199,792)	(41,522)
Net (decrease) increase in cash	$(8,844,576)	$13,458,726

Net cash flow provided by operating activities was $1,553,627 for the six months ended June 30, 2016 as compared to $46,806,807 for the six months ended June 30, 2015, a decrease of $45,253,180.

●	Net cash flow provided by operating activities for the six months ended June 30, 2016 primarily reflected the add-back of non-cash items, consisting of depreciation of approximately $3,303,000, increase in reserve for inventories of approximately $2,801,000, and changes in operating assets and liabilities primarily consisting of a significant decrease in accounts receivable of approximately $9,347,000 mainly due to the collections made in the first half of 2016, a decrease in advances to suppliers of approximately $300,000, a decrease in prepaid expenses – related parties of approximately $1,790,000, an increase in accounts payable – related parties of approximately $1,345,000, and an increase in accrued liabilities and other payables of approximately $509,000, offset by our net loss of approximately $10,001,000, and changes in operating assets and liabilities primarily consisting of an increase in inventories of approximately $7,696,000 mainly due to the increase in frozen fish and marine catches in transit of approximately $5.6 million and the increase in fish and marine catches in warehouse of approximately $2.0 million in order to satisfy our customers’ demand.

●	Net cash flow provided by operating activities for the six months ended June 30, 2015 primarily reflected net income of approximately $6,832,000 and the add-back of non-cash items mainly consisting of depreciation of approximately $3,587,000, and a loss on disposal of fixed assets of approximately $1,556,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $36,409,000 due to the significant decrease in revenue and collections made, a decrease in inventories of approximately $10,071,000 mainly due to the decreased fishing activities in the first half of 2015, a decrease in deferred expenses – related parties of approximately $909,000, and an increase in accrued liabilities and other payables of approximately $1,814,000, offset by an increase in prepaid expenses of approximately $4,562,000 mainly due to prepayments made for fishing nets and spare parts, an increase in prepaid expenses – related parties of approximately $7,371,000 primarily due to prepayments made for fuel and other items, and a decrease in accounts payable – related parties of approximately $2,301,000.

Net cash flow used in investing activities was $23,522,813 for the six months ended June 30, 2016 as compared to net cash flow used in investing activities of $18,331,661 for the six months ended June 30, 2015. During the six months ended June 30, 2016, we made payments for purchase of property, plant and equipment of approximately $418,000, and made prepayments for long-term assets of approximately $38,406,000, offset by proceeds received from transferring equity method investment share of approximately $15,301,000. During the six months ended June 30, 2015, we made the payments for equity method investment of approximately $40,898,000 and made payments for purchase of property, plant and equipment of approximately $16,000, offset by refunds received from commercial retail space prepayments of approximately $22,583,000.

Net cash flow provided by financing activities was $13,324,402 for the six months ended June 30, 2016 as compared to net cash flow used in financing activities of $14,974,898 for the six months ended June 30, 2015. During six months ended June 30, 2016, we received proceeds from short-term bank loans of approximately $8,118,000, proceeds from long-term bank loans of approximately $19,127,000, and advances from related parties of approximately $2,654,000, offset by repayments of short-term bank loans of approximately $7,205,000, repayments of long-term bank loans of approximately $6,258,000, increase in restricted cash of approximately $1,530,000, and payments made for dividend of approximately $1,581,000. During the six months ended June 30, 2015, we acquired fishing vessels from related parties under common control of approximately $56,206,000, repaid short-term bank loans of approximately $6,078,000, repaid long-term bank loans of approximately $12,731,000, made cash dividend of approximately $791,000, and made payments to related parties in connection with the termination of VIE structure of approximately $13,578,000 which will be returned to the Company in next 12 months, offset by proceeds from short-term bank loans of approximately $6,973,000, advances from related parties of approximately $2,000,000 and received capital contribution from non-controlling interest of approximately $65,436,000.

We have historically funded our capital expenditures through cash flow provided by operations, bank loans and related parties’ advances. As of June 30, 2016, we have contractual commitments of RMB 2 million (approximately $301,000) related to an equity investment commitment, and RMB 39 million (approximately $5,870,000) related to 4 fishing vessels construction commitment, and RMB 5 million (approximately $753,000) related to the 13 fishing vessels renovation commitment. We intend to fund the costs with our existing working capital and by obtaining financing mainly from local banking institutions with which we have done business in the past. We believe that the relationships with local banks are in good standing. And we have not encountered difficulties in obtaining needed borrowings from local banks. We believe that our available cash together with our cash flow from operations and secured bank financing and/or other third party financing will be sufficient to meet our anticipated cash requirements for the next twelve months.

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

The following tables summarize our contractual obligations as of June 30, 2016 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$1	$1	$-	$-	$-
Related party rental and related administrative service charge obligation	231	231	-	-	-
Registered capital contribution obligation in equity investment interest	301	-	-	-	301
4 fishing vessels construction obligation	5,870	5,870	-	-	-
13 fishing vessels renovation obligation	753	753	-	-	-
Short-term bank loans (1)	22,365	22,365	-	-	-
Long-term bank loans	47,099	15,158	17,942	8,279	5,720
Total	$76,620	$44,378	$17,942	$8,279	$6,021

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

In March 2016, the FASB has issued ASU 2016-08 “Topic 606, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which requires the entity to determine whether the nature of its promise is to provide good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. We are currently in the process of evaluating the impact of the adoption of ASU 2016-08 on our consolidated financial statements.

In April 2016, the FASB has issued ASU 2016-09 “Topic 718, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

In April 2016, the FASB has issued ASU 2016-10 “Topic 606, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this Update clarify that contractual provisions that, explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer (for example, by requiring the entity to transfer control of additional rights to use or rights to access intellectual property that the customer does not already control) should be distinguished from contractual provisions that, explicitly or implicitly, define the attributes of a single promised license (for example, restrictions of time, geographical region, or use). The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. We are currently in the process of evaluating the impact of the adoption of ASU 2016-10 on our consolidated financial statements.

In May 2016, the FASB has issued ASU 2016-12 “Topic 606, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients”. The amendments in this Update add a project to its technical agenda to improve Topic 606, Revenue from Contracts with Customers, by reducing: 1. the potential for diversity in practice at initial application; 2. the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The amendments in this Update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). We are currently in the process of evaluating the impact of the adoption of ASU 2016-12 on our consolidated financial statements.

In June 2016, the FASB has issued ASU 2016-13 “Topic 326, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments”. The amendments in this Update provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments in this Update affect an entity to varying degrees depending on the credit quality of the assets held by the entity, their duration, and how the entity applies current GAAP. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. We do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity price risk

Oil cost accounts for approximately 26.2% and 47.2% of our total cost of revenue for the three and six months ended June 30, 2016. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at June 30, 2016 and did not employ any commodity price derivatives in the six months ended June 30, 2016.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $134,000 for the six months ended June 30, 2016 based on our revenue, costs and expenses, and assets and liabilities denominated in RMB as of June 30, 2016. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $69.5 million at June 30, 2016. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our earnings and cash flows by approximately $13,000. The potential change in cash flows and earnings is calculated based on the change in the net interest expense over a one year period due to an immediate 100 basis point change in interest rates.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2016, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of June 30, 2016 due to the material weakness we reported in our 2015 10-K which has not yet been remediated. In our 2015 10-K we reported that we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to material weakness) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 14, 2015, Paul Fila, individually and on behalf of all others similarly situated (collectively, “Plaintiffs”), filed a putative class action complaint in the United States District Court, Southern District of New York, against us and certain of our executive officers and directors, entitled Fila v. Pingtan Marine Enterprise Ltd. et al, No. 15 Civ. 267 (AJN). On July 1, 2015, Plaintiffs filed an amended complaint. The amended complaint alleges, among other things, that our public securities filings in 2013 and 2014 contained materially false and misleading statements that we received 100% of the annual net income and net profit from Fujian Provincial County Ocean Fishing Group, Ltd. when it allegedly did not. The amended complaint seeks unspecified compensatory damages and other relief.  On September 11, 2015, we filed a motion to dismiss the amended complaint, arguing that the amended complaint fails to state a claim against the defendants. On July 19, 2016, the court entered an order granting our motion to dismiss the amended complaint, and ordering that the case be closed. The court entered final judgment on July 20, 2016 and closed the case. Plaintiffs have the right appeal the dismissal of their amended complaint.  We intend to defend the lawsuit vigorously; however, given the unpredictability of litigation, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

The Indonesian government recent moratorium on fishing licenses renewals

In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in Indonesian waters have been informed by the Indonesian government to operate within strict guidelines and subsequently to cease operation, in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. To cooperate and comply with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of our normal level. Since February 2015, we have ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this temporary ban has caused a significant drop in our production. In November 2015, the Indonesian government announced that the moratorium had concluded. Our expectation is that the MMAF will implement new fishing policies and resume the license renewal process although this has not yet occurred. In the interim, our financial results will continue to be materially adversely affected by this moratorium. To satisfy our customers’ demand, we purchased fish from a third party and resell to our customers which generated a positive gross margin. The positive gross margin in the reselling activities partially offset the decrease in our overall gross margin for the three and six months ended June 30, 2016.

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: August 8, 2016	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman and Chief Executive Officer

Date: August 8, 2016	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer

