Form 10-K/A
period 2015-12-31
Pingtan Marine Enterprise Ltd.
filed 2016-10-06
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 on

FORM 10-K/A

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

PINGTAN MARINE ENTERPRISE LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-35192	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

None.

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

The number of the registrant’s ordinary shares outstanding as of March 9, 2016 was 79,055,053.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2016, of Pingtan Marine Enterprise Ltd. We are filing the Amendment in order to include a revised audit report of BDO China Shu Lun Pan Certified Public Accountants LLP to cover both fiscal years ended December 31, 2014 and 2015 and to provide the report of UHY Vocation HK CPA Limited for the fiscal year ended December 31, 2013. Accordingly, Item 8. “Financial Statements and Supplementary Data” of Part II is hereby amended in its entirety.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

No attempt has been made with this Amendment to modify or update the other disclosures presented in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC.

Unless otherwise noted or as the context otherwise requires, the term “the Company,” “we,” “us,” or “our” refers to Pingtan Marine Enterprise Ltd. and its subsidiaries.

2

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	F-2 - F-3
Consolidated Balance Sheets As of December 31, 2015 and 2014	F-4
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013	F-5
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	F-7
Notes to Consolidated Financial Statements	F-8 – F-36

3

Financial Statement Schedules (Item 15(a)(2))

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated by reference into this Item 15 of this Annual Report on Form 10-K/A.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 6th day of October 2016.

PINGTAN MARINE ENTERPRISE LTD.

By	/s/ XINRONG ZHUO
Xinrong Zhuo
Chairman of the Board and
Chief Executive Officer

5

Exhibit Index

Exhibit Number	Description
23.1	Consent of BDO China SHU LUN PAN Certified Public Accountants LLP
23.2	Consent of UHY VOCATION HK CPA LIMITED
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d- 14(b) and 18 U.S.C. 1350.

6

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

CONTENTS

Reports of Independent Registered Public Accounting Firms	F-2 to F-3

Consolidated Financial Statements:

Consolidated Balance Sheets - As of December 31, 2015 and 2014	F-4

Consolidated Statements of Income and Comprehensive Income - For the Years Ended December 31, 2015, 2014 and 2013	F-5

Consolidated Statements of Changes in Shareholders’ Equity - For the Years Ended December 31, 2015, 2014 and 2013	F-6

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2015, 2014 and 2013	F-7

Notes to Consolidated Financial Statements	F-8 to F-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pingtan Marine Enterprise Limited

We have audited the accompanying consolidated balance sheets of Pingtan Marine Enterprise Limited and its subsidiary (collectively, the “Company”) as of December 31, 2014 and 2015, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pingtan Marine Enterprise Limited and its subsidiary as of December 31, 2014 and 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/signed/ BDO China Shu Lun Pan Certified Public Accountants LLP

Beijing, China

March 9, 2016

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of

Pingtan Marine Enterprise Ltd.

We have audited the accompanying consolidated balance sheets of Pingtan Marine Enterprise Ltd. and its subsidiaries (the “Company”) as of December 31, 2013 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pingtan Marine Enterprise Ltd. and its subsidiaries as of December 31, 2013 and the consolidated results of its income and comprehensive income, and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

