Form 10-Q
period 2016-09-30
Pingtan Marine Enterprise Ltd.
filed 2016-11-08
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary stock, as of the latest practicable date. As of November 8, 2016, the outstanding number of shares of the registrant’s ordinary stock, par value $0.001 per share, was 79,055,053.

PINGTAN MARINE ENTERPRISE LTD.

FORM 10-Q

September 30, 2016

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$567,931	$11,448,684
Restricted cash	4,039,344	1,577,642
Accounts receivable, net of allowance for doubtful accounts	3,140,043	12,575,042
Inventories, net of reserve for inventories	2,287,067	2,336,167
Advances to suppliers	34,735,933	35,994,146
Prepaid expenses	6,297	1,818
Prepaid expenses - related parties	1,128,172	4,640,166
Receivable from transferring equity method investment shares	-	15,406,659
Other receivables	171,752	78,051
Other receivables - related parties	2,429,988	7,887,527

Total Current Assets	48,506,527	91,945,902

OTHER ASSETS:
Cost method investment	3,148,709	3,235,398
Equity method investment	29,644,707	30,486,314
Prepayment for long-term assets	16,987,556	11,654,645
Property, plant and equipment, net	126,968,222	94,555,114
Total Other Assets	176,749,194	139,931,471
Total Assets	$225,255,721	$231,877,373

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$911,613	$978,353
Accounts payable - related parties	105,024	408,631
Short-term bank loans	26,148,156	21,971,438
Long-term bank loans - current portion	15,098,809	12,679,680
Accrued liabilities and other payables	5,826,736	5,044,049
Due to related parties	8,614,831	1,384,644
Total Current Liabilities	56,705,169	42,466,795

OTHER LIABILITIES:
Long-term bank loans - non-current portion	31,816,955	22,570,755
Total Liabilities	88,522,124	65,037,550

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at September 30, 2016 and December 31, 2015)	79,055	79,055
Additional paid-in capital	111,008,085	111,008,085
Retained earnings	9,794,158	34,318,040
Statutory reserve	9,391,827	9,391,827
Accumulated other comprehensive loss	(7,854,600)	(4,326,351)
Total equity attributable to owners of the company	122,418,525	150,470,656
Non-controlling interest	14,315,072	16,369,167

Total Shareholders' Equity	136,733,597	166,839,823

Total Liabilities and Shareholders' Equity	$225,255,721	$231,877,373

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(IN U.S. DOLLARS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUE	$1,168,946	$2,740,981	$7,388,395	$46,727,808

COST OF REVENUE	13,481,775	9,248,696	26,054,703	40,562,651

GROSS (LOSS) PROFIT	(12,312,829)	(6,507,715)	(18,666,308)	6,165,157

OPERATING EXPENSES:
Selling	93,843	312,574	508,062	1,309,859
General and administrative	660,700	733,923	3,038,984	2,547,225
Total Operating Expenses	754,543	1,046,497	3,547,046	3,857,084

(LOSS) INCOME FROM OPERATIONS	(13,067,372)	(7,554,212)	(22,213,354)	2,308,073

OTHER INCOME (EXPENSE):
Interest income	782	10,875	4,051	98,894
Interest expense	(738,548)	(817,321)	(1,656,672)	(2,856,516)
Foreign currency transaction loss	(86,414)	(774,934)	(542,694)	(714,620)
Grant income	-	31,691,166	153,514	31,691,166
Gain (loss) from cost method investment	-	(3,264)	378,997	417,434
Loss on equity method investment	(6,968)	(34,187)	(25,095)	(37,545)
Loss on fixed assets disposal	-	-	-	(1,544,277)
Other (expense) income	(59)	1	(476)	(212)
Total Other (Expense) Income, net	(831,207)	30,072,336	(1,688,375)	27,054,324

(LOSS) INCOME BEFORE INCOME TAXES	(13,898,579)	22,518,124	(23,901,729)	29,362,397

INCOME TAXES	-	-	993	-

NET (LOSS) INCOME	$(13,898,579)	$22,518,124	$(23,902,722)	$29,362,397

LESS: NET (LOSS) INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	(1,075,177)	1,834,497	(1,750,492)	1,925,443

NET (LOSS) INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$(12,823,402)	$20,683,627	$(22,152,230)	$27,436,954

COMPREHENSIVE (LOSS) INCOME:
NET (LOSS) INCOME	(13,898,579)	22,518,124	(23,902,722)	29,362,397
OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(459,166)	(6,948,652)	(3,831,852)	(5,848,277)
COMPREHENSIVE (LOSS) INCOME	$(14,357,745)	$15,569,472	$(27,734,574)	$23,514,120
LESS: COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	(1,111,153)	1,277,639	(2,054,095)	1,600,169
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$(13,246,592)	$14,291,833	$(25,680,479)	$21,913,951

NET (LOSS) INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$(0.16)	$0.26	$(0.28)	$0.35

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
	Ordinary Shares		Additional			Accumulated Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders'
	Shares	Amount	Capital	Earnings	Reserve	Loss	Interest	Equity

Balance, December 31, 2015	79,055,053	$79,055	$111,008,085	$34,318,040	$9,391,827	$(4,326,351)	$16,369,167	$166,839,823

Net loss	-	-	-	(22,152,230)	-	-	(1,750,492)	(23,902,722)

Dividend declared	-	-	-	(2,371,652)	-	-	-	(2,371,652)

Foreign currency translation adjustment	-	-	-	-	-	(3,528,249)	(303,603)	(3,831,852)

Balance, September 30, 2016 (Unaudited)	79,055,053	$79,055	$111,008,085	$9,794,158	$9,391,827	$(7,854,600)	$14,315,072	$136,733,597

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Nine Months Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(23,902,722)	$29,362,397
Adjustments to reconcile net (loss) income from operations to net cash provided by operating activities:
Depreciation	4,769,455	4,360,186
Decrease in allowance for doubtful accounts	(112,562)	(87,535)
Increase in reserve for inventories	1,506,320	-
Loss on equity method investment	25,095	37,545
Loss on disposal of fixed assets	-	1,544,277
Changes in operating assets and liabilities:
Accounts receivable	9,335,357	39,365,984
Inventories	(1,520,001)	6,466,615
Advances to suppliers	297,813	(35,352,076)
Prepaid expenses	(4,590)	(4,474,501)
Prepaid expenses - related parties	3,434,109	(7,684,028)
Deferred expenses - related parties	-	977,895
Other receivables	(95,068)	88,115
Other receivables - related parties	-	4,384,313
Accounts payable	(41,081)	(31,612)
Accounts payable - related parties	(296,671)	2,624,623
Advances from customers	-	(164,133)
Accrued liabilities and other payables	930,168	3,970,928
Due to related parties	8,709,266	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,034,888	45,388,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Refunds from commercial retail space prepayments	-	22,407,331
Purchase of property, plant and equipment	(959,034)	(16,295)
Prepayments made for long-term assets	(44,329,098)	-
Proceeds from transferring equity method investment share	15,199,416	-
Payments for equity method investment	-	(40,580,463)
NET CASH USED IN INVESTING ACTIVITIES	(30,088,716)	(18,189,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	18,999,502	15,472,361
Repayments of short-term bank loans	(14,168,748)	(16,250,334)
Proceeds from long-term bank loans	18,999,270	-
Repayments of long-term bank loans	(6,216,561)	(14,255,917)
Increase in restricted cash	(2,538,303)	-
Advances from related parties	3,753,620	2,550,000
Payments made for dividend	(2,371,652)	(1,581,101)
Capital contribution from non-controlling interest	-	64,928,741
Payments made to related parties in connection with the termination of VIE	-	(13,472,714)
Acquisition of fishing vessels from related parties under common control	-	(56,206,080)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16,457,128	(18,815,044)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(284,053)	(44,484)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,880,753)	8,340,038

CASH AND CASH EQUIVALENTS - beginning of period	11,448,684	12,752,272

CASH AND CASH EQUIVALENTS - end of period	$567,931	$21,092,310

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,976,789	$2,858,417
Income taxes	$993	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$38,606,518	$-
Offset other receivables - related parties against due to related parties	$5,114,910	$-

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2016

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2016

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of September 30, 2016 are as follows:

Name of subsidiaries	Place and date of incorporation	Percentage of ownership	Principal activities
Merchant Supreme Co., Ltd. (“Merchant Supreme”)	BVI, June 25, 2012	100% held by PME	Intermediate holding company

Prime Cheer Corporation Ltd. (“Prime Cheer”)	Hong Kong, May 3, 2012	100% held by Merchant Supreme	Intermediate holding company

Pingtan Guansheng Ocean Fishing Co., Ltd. (“Pingtan Guansheng”)	PRC, October 12, 2012	100% held by Prime Cheer	Intermediate holding company

Fujian Heyue Marine Fishing Development Co., Ltd. (“Fujian Heyue”)	PRC, January 27, 2015	100% held by Pingtan Guansheng	Intermediate holding company

Fujian Provincial Pingtan County Fishing Group Co., Ltd. (“Pingtan Fishing”)	PRC, February 27, 1998	92% held by Fujian Heyue	Oceanic fishing

Pingtan Dingxin Fishing Information Consulting Co., Ltd. (“Pingtan Dingxin”)	PRC, October 23, 2012	100% held by Pingtan Fishing	Dormant

Pingtan Duoying Fishing Information Consulting Co., Ltd. (“Pingtan Duoying”)	PRC, October 23, 2012	100% held by Pingtan Fishing	Dormant

Pingtan Ruiying Fishing Information Consulting Co., Ltd. (“Pingtan Ruiying”)	PRC, October 23, 2012	100% held by Pingtan Fishing	Dormant

Fujian Heyue, through its PRC subsidiary, Pingtan Fishing, engages in ocean fishing with its owned and licensed vessels within the Indian Exclusive Economic Zone and Arafura Sea of Indonesia and the Western and Central Pacific Ocean of the international waters.

The Company meets its day-to-day working capital requirements through cash flow provided by operations, bank loans and related parties’ advances. The Indonesian government's moratorium on fishing licenses renewals creates uncertainty over fishing operations in Indonesian waters. The Company’s forecasts and projections, taking account of on-going operations in Indian waters and consideration of opportunities in new fishing territories, such as acquisition of 6 licensed vessels to operate in the Western and Central Pacific Ocean, shows that the Company has adequate resources to continue in operational existence for the foreseeable future.

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

SEPTEMBER 30, 2016

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

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the nine months ended September 30, 2016 and 2015 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and Hong Kong and none of these deposits are covered by insurance. At September 30, 2016 and December 31, 2015, cash balances in the PRC are $502,516 and $11,276,429, respectively, and cash balances in Hong Kong are $65,415 and $172,255, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash consists of cash deposits held by China Development Bank to secure short term bank loans from China Development Bank. At September 30, 2016 and December 31, 2015, restricted cash amounted $4,039,344 and $1,577,642, respectively.

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, inventories, advances to suppliers, prepaid expenses, prepaid expenses – related parties, other receivables, other receivables – related parties, accounts payable, accounts payable – related parties, bank loans, accrued liabilities and other payables, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. As of September 30, 2016, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term bank borrowings that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of September 30, 2016. As of September 30, 2016, the Company does not have any level 3 financial instruments.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2016

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At September 30, 2016 and December 31, 2015, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $251,610 and $372,634, respectively.

Inventories

Inventories, consisting of frozen fish and marine catches, are stated at the lower of cost or market utilizing the weighted average method. The cost of inventories is comprised of fuel, freight, depreciation, direct labor, consumables, and government levied charges and taxes. Consumables include fishing nets and metal containers used by fishing vessels. The Company’s fishing fleets in Indian and Indonesian waters and Western and Central Pacific Ocean of the international waters operate throughout the year, although the May to July period demonstrates lower catch quantities compared to the October to January period, which is the peak season.

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. At September 30, 2016 and December 31, 2015, the Company recorded a reserve for inventories in the amount of $1,698,337 and $218,236, respectively.

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales, estimated current and future market value. During the three months ended September 30, 2016, inventories reserve of approximately $1,294,000 was reversed, which was reflected in cost of revenue. At September 30, 2016, the Company recorded provisions to its inventory reserve of approximately $1,506,000, which was included in cost of revenue. The provisions for inventories reserve were principally for slow moving frozen fish and marine catches. These frozen fish and marine catches were written down to estimated realizable value.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. According to related signed agreement, the Company has the right to receive refund for these prepayments if the situation of demands and supplies changes. The amounts advanced under such arrangements totaled $34,735,933 and $35,994,146 at September 30, 2016 and December 31, 2015, respectively.

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

SEPTEMBER 30, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fishing licenses

Each of the Company’s fishing vessels requires an approval from Ministry of Agriculture of the PRC to carry out ocean fishing projects in foreign territories. These approvals are valid for a period from three to twelve months, and are awarded to the Company at no cost. The Company applies for the renewal of the approval prior to expiration to avoid interruptions of fishing vessels’ operations. Each of the Company’s fishing vessels operated in Indonesian waters requires a fishing license granted by the authority in Indonesia.

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

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $128,279 and $0 for the three months ended September 30, 2016 and 2015, respectively, in the fishing vessels under construction. The Company capitalized interest of $544,984 and $0 for the nine months ended September 30, 2016 and 2015, respectively, in the fishing vessels under construction.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charge for the three and nine months ended September 30, 2016 and 2015.

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

SEPTEMBER 30, 2016

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

The Company has not recorded deferred income taxes applicable to undistributed earnings of the subsidiaries located in the PRC because it is the present intention of management to reinvest the undistributed earnings indefinitely in PRC. The cumulative undistributed earnings from PRC subsidiaries amounted to approximately $170.2 million and $190.5 million as of September 30, 2016 and December 31, 2015, respectively, which are included in consolidated retained earnings. Generally, such earnings become subject to the PRC tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of September 30, 2016 and December 31, 2015, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and totaled $8,399 and $56,321 for the three months ended September 30, 2016 and 2015, respectively. Shipping and handling costs totaled $97,786 and $285,786 for the nine months ended September 30, 2016 and 2015, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $47,727 and $215,537 for the three months ended September 30, 2016 and 2015, respectively. Employee benefit costs totaled $223,123 and $690,563 for the nine months ended September 30, 2016 and 2015, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expense on the accompanying consolidated statements of operations and comprehensive (loss) income. The Company did not incur any advertising expense for the three months ended September 30, 2016 and 2015. Advertising totaled $27,414 and $90,372 for the nine months ended September 30, 2016 and 2015, respectively.

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expense. The Company did not incur any research and development costs during the three and nine months ended September 30, 2016 and 2015.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing is the Chinese Renminbi (“RMB”). For the subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2016 and 2015 was $(284,053) and $(44,484), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

The foreign currency exchange rates were obtained from www.oanda.com. Asset and liability accounts at September 30, 2016 and December 31, 2015 were translated at 6.6694 RMB to $1.00 and at 6.4907 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations and comprehensive (loss) income for the nine months ended September 30, 2016 and 2015 were 6.5792 RMB and 6.1606 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Earnings (loss) per share

ASC Topic 260 “Earnings per Share,” requires presentation of both basic and diluted earnings (loss) per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per share (continued)

Basic earnings (loss) per share are computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted earnings (loss) per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table presents a reconciliation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income available to owners of the company for basic and diluted net (loss) income per share of ordinary stock	$(12,823,402)	$20,683,627	$(22,152,230)	$27,436,954
Weighted average ordinary stock outstanding - basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053
Net (loss) income per ordinary share attributable to owners of the Company - basic and diluted	$(0.16)	$0.26	$(0.28)	$0.35

For the three and nine months ended September 30, 2016 and 2015, warrants to purchase 8,966,667 shares of ordinary stock have not been included in the calculation of diluted earnings (loss) per share in order to avoid any anti-dilutive effect.

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of September 30, 2016, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

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

Comprehensive (loss) income

Comprehensive (loss) income is comprised of net (loss) income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive (loss) income for the three and nine months ended September 30, 2016 and 2015 included net (loss) income and unrealized loss from foreign currency translation adjustments.

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

SEPTEMBER 30, 2016

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

The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2016 and December 31, 2015. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

As the Company has historically derived the majority of its revenue from Indonesian waters, the suspension of fishing operation in this area has had and will continue to have a significant negative impact on the Company.

Recent accounting pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact it may have on its consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2016

NOTE 3 – ACCOUNTS RECEIVABLE

At September 30, 2016 and December 31, 2015, accounts receivable consisted of the following:

	September 30, 2016	December 31, 2015
Accounts receivable	$3,391,653	$12,947,676
Less: allowance for doubtful accounts	(251,610)	(372,634)
	$3,140,043	$12,575,042

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance.

NOTE 4 - INVENTORIES

At September 30, 2016 and December 31, 2015, inventories consisted of the following:

	September 30, 2016	December 31, 2015
Frozen fish and marine catches in transit	$1,856,371	$91,268
Frozen fish and marine catches in warehouse	2,129,033	2,463,135
	3,985,404	2,554,403
Less: reserve for inventories	(1,698,337)	(218,236)
	$2,287,067	$2,336,167

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates.

NOTE 5 – ADVANCES TO SUPPLIERS

At September 30, 2016 and December 31, 2015, advances to suppliers consisted of the following:

	September 30, 2016	December 31, 2015
Prepayments made for fishing nets and spare parts	$3,690,128	$4,093,597
Prepayments made for fish goods (1)	31,045,805	31,900,549
	$34,735,933	$35,994,146

(1)	According to related signed agreement, the Company has the right to receive refund for these prepayments if the situation of demands and supplies changes.

NOTE 6 – COST METHOD INVESTMENT

At September 30, 2016 and December 31, 2015, cost method investment amounted to $3,148,709 and $3,235,398, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.1 million) to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8% investment in the total equity investment of the bank as of September 30, 2016 and December 31, 2015.

In according to ASC 325, the Company uses the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank. Long-term investment for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of September 30, 2016 and December 31, 2015.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2016

NOTE 7 – EQUITY METHOD INVESTMENT

At September 30, 2016 and December 31, 2015, equity method investment amounted to $29,644,707 and $30,486,314, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. Pingtan Fishing and the other two investing companies accounted for 35%, 29% and 36% of the total ownership, respectively. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $155.1 million) and Pingtan Fishing needs to contribute RMB 350 million (approximately $54.3 million). As of September 30, 2015, Pingtan Fishing had contributed RMB 348 million (approximately $54.0 million). No company holds 50% or more of the total shares. Global Deep Ocean will process, cold storage, and transport deep ocean fishing products.

The Company transferred 15% (RMB 150 million, approximately $23.3 million) of the total ownership in Global Deep Ocean to one of the other shareholders of Global Deep Ocean in December 2015. In the second half of December 2015, the Company received RMB 50 million (approximately $7.8 million) from the transferee. As of December 31, 2015, the receivable resulting from the 15% ownership transfer amounted to $15,406,659 (RMB 100 million) which is included in receivable from transferring equity method investment shares on the accompanying consolidated balance sheets. In January and February 2016, the Company received RMB 100 million (approximately $15.5 million) from the transferee. As a result of this transfer, the Company and the other two investing companies accounted for 20%, 44% and 36% of the total ownership, respectively. All of the three investing companies hold less than 50% of the total shares. The Company needs to contribute RMB 200 million (approximately $30.1 million), and as of September 30, 2016, the Company has contributed RMB 198 million (approximately $29.7 million).

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three months ended September 30, 2016 and 2015, the Company’s share of Global Deep Ocean’s net loss was $6,968 and $34,187, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive (loss) income. For the nine months ended September 30, 2016 and 2015, the Company’s share of Global Deep Ocean’s net loss was $25,095 and $37,545, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive (loss) income.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	September 30, 2016	December 31, 2015
Current assets	$50,709,558	$52,216,844
Noncurrent assets	4,276,098	4,404,656
Current liabilities	19,597	14,945
Noncurrent liabilities	-	-
Equity	54,966,059	56,606,555

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$-	$-	$-	$-
Gross profit	-	-	-	-
Loss from operation	34,811	97,677	125,404	107,271
Net loss	34,842	97,677	125,477	107,271

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2016

NOTE 8 – PREPAYMENT FOR LONG-TERM ASSETS

At September 30, 2016 and December 31, 2015, prepayment for long-term assets consisted of prepayment for fishing vessels’ construction. In March 2016, the Company entered into two fishing vessels building agreements for 6 fishing vessels construction. In May 2016, the Company entered into one fishing vessels renovation agreement for 13 fishing vessels renovation. During the nine months ended September 30, 2016, the Company made prepayments of RMB 291.65 million (approximately $44.3 million) for the construction of 6 fishing vessels and the renovation of 13 fishing vessels. The Company reclassifies the prepayment for fishing vessels’ construction to construction-in-progress using the percentage of completion method. During the nine months ended September 30, 2016, the Company reclassified RMB 254.0 million (approximately $38.6 million) from prepayment for long-term assets to construction-in-progress.

For the nine months ended September 30, 2016, a summary of activities in prepayment for long-term assets was as follows:

Prepayment for fishing vessels’ construction
Balance - December 31, 2015	$11,654,645
Prepayments made for fishing vessels’ construction	44,329,098
Reclassification to construction-in-progress	(38,606,518)
Foreign currency fluctuation	(389,669)
Balance - September 30, 2016	$16,987,556

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

At September 30, 2016 and December 31, 2015, property, plant and equipment consisted of the following:

	Useful life	September 30, 2016	December 31, 2015
Fishing vessels	10 - 20 Years	$105,993,198	$108,182,380
Vehicles	5 Years	126,345	129,824
Office and other equipment	3 – 5 Years	1,183,119	1,215,692
Construction-in-progress		39,029,302	-
		146,331,964	109,527,896
Less: accumulated depreciation		(19,363,742)	(14,972,782)
		$126,968,222	$94,555,114

For the three months ended September 30, 2016 and 2015, depreciation expense amounted to $1,466,032 and $773,310, respectively, of which $1,643,865 and $765,704, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively. For the nine months ended September 30, 2016 and 2015, depreciation expense amounted to $4,769,455 and $4,360,186, respectively, of which $4,429,469 and $4,337,007, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

At September 30, 2016 and December 31, 2015, the Company had 28 fishing vessels with net carrying amount of approximately $12.9 million and $22.3 million, respectively, pledged as collateral for its bank loans.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2016

NOTE 10 – RELATED PARTIES TRANSACTIONS

Prepaid expenses – related parties

At September 30, 2016 and December 31, 2015, prepaid expenses – related parties consisted of the following:

	September 30, 2016	December 31, 2015
Prepaid miscellaneous items to PT. Avona Mina Lestari (1)	$1,128,172	$1,127,257
Prepaid fuel cost to Hai Yi Shipping Limited (2)	-	783,370
Prepaid fuel cost to Haifeng Dafu Enterprise Company Limited (3)	-	868,668
Prepaid fuel cost to Hong Fa Shipping Limited (4)	-	1,860,871
	$1,128,172	$4,640,166

(1)	PT. Avona Mina Lestari is an affiliate company controlled by Xinrong Zhuo family.
(2)	Hai Yi Shipping Limited is an affiliate company ultimately controlled by Xinrong Zhuo, CEO of the Company.
(3)	Haifeng Dafu Enterprise Company Limited is an affiliate company ultimately controlled by Xinrong Zhuo, CEO of the Company.
(4)	Hong Fa Shipping Limited is an affiliate company owned by Xinrong Zhuo, CEO of the Company.

Other receivable – related parties

At September 30, 2016 and December 31, 2015, other receivable – related parties consisted of the following:

	September 30, 2016	December 31, 2015
Advance to Zhiyan Lin (1)	$2,429,988	$3,836,258
Advance to Honghong Zhuo (2)	-	4,051,269
	$2,429,988	$7,887,527

(1)	Zhiyan Lin is a shareholder and legal representative of Pingtan Fishing.
(2)	Honghong Zhuo is daughter of Xinrong Zhuo.

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

Accounts payable - related parties

At September 30, 2016 and December 31, 2015, accounts payable - related parties consisted of the following:

Name of related party	September 30, 2016	December 31, 2015
Hai Yi Shipping Limited	$511	$-
Ping Lin (1)	1,050	-
Hong Long	103,463	408,631
	$105,024	$408,631

(1)	Ping Lin is the spouse of the company’s CEO.

These accounts payable – related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2016

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Due to related parties

At September 30, 2016 and December 31, 2015, the due to related parties amount consisted of the following:

	September 30, 2016	December 31, 2015

Other payable – Hong Long	$8,591,477	$-
Accrued compensation for Roy Yu, Chief Financial Officer	20,000	20,000
Accrued compensation for Xinrong Zhuo	3,354	3,354
Advance from Xinrong Zhuo, Chief Executive Officer	-	1,361,290
	$8,614,831	$1,384,644

The amount of other payable – Hong Long represents the payments made by Hong Long on behalf of the Company to the Company’s vendors and is short-term in nature, non-interest bearing, unsecured and payable on demand.

The advance from Xinrong Zhuo, the Company’s Chief Executive Officer, is for working capital purposes and short-term in nature, non-interest bearing, unsecured and payable on demand.

Operating lease

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO, (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB 84,000 (approximately $13,000) were due for each year of the term. The term of the Office Lease was 3 years and expired on August 1, 2015. The Company renewed the Office Lease. Pursuant to the renewed Office Lease, the annual rent is RMB 84,000 (approximately $13,000) and the renewed Office Lease expires on July 31, 2017.

For the three months ended September 30, 2016 and 2015, rent expense related to the Office Lease amounted $3,149 and $3,355, respectively. For the nine months ended September 30, 2016 and 2015, rent expense related to the Office Lease amounted $9,576 and $10,226, respectively.

Future minimum rental payment required under the Office Lease is as follows:

Twelve-month period Ending September 30:	Amount
2017	$10,640

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2016

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Rental and related administrative service agreement (continued)

For the three months ended September 30, 2016 and 2015, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $115,519 and $115,594, respectively. For the nine months ended September 30, 2016 and 2015, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $346,379 and $346,847, respectively..

Future minimum rental and related administrative service charge payment required under the Service Agreement is as follows:

Twelve-month period ending September 30:	Amount
2017	$115,477

Purchases from related parties

During the three and nine months ended September 30, 2016 and 2015, purchases from related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Purchase of fuel, fishing nets and other on board consumables
from PT Avona Mina Lestari	$-	$5,482	$-	$13,426
from Hong Fa Shipping Limited	5,233	2,562,540	8,926,279	8,402,618
from Haifeng Dafu Enterprise Co., Ltd.	877,687	3,901	890,003	9,554
from Hai Yi Shipping Ltd.	5,230,809	24,065	8,366,895	58,942
from PT. Dwikarya Reksa Abadi	-	6,147	-	15,054
	6,113,729	2,602,135	18,183,177	8,499,594
Purchase of vessel maintenance service
from PT. Avona Mina Lestari	-	3,905,535	-	3,905,535
from PT. Dwikarya Reksa Abadi	-	1,279,430	-	3,236,107
	-	5,184,965	-	7,141,642
Purchase of transportation service
from Fuzhou Honglong Ocean Fishery Co., Ltd.	-	-	-	180,609
from Hai Yi Shipping Limited	-	10,941	-	308,459
	-	10,941	-	489,068
Purchase of Indonesia vessel agent service
from PT. Avona Mina Lestari (1)	-	-	-	2,357
	$-	$-	$-	$2,357

(1)	PT. Avona Mina Lestari acts as Pingtan Fishing’s agent to apply and renew Indonesia fishing licenses and Pingtan Fishing pays the agent service fees to it.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2016

NOTE 11 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. At September 30, 2016 and December 31, 2015, short-term bank loans consisted of the following:

	September 30, 2016	December 31, 2015
Loan from China Development Bank, due on February 11, 2016 with variable annual interest rate based on London Interbank Offered Rate (“LIBOR”)(1) plus 245 basis points (3.395% at December 31, 2015), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke and repaid on due date	$-	$7,000,000
Loan from China Development Bank, due on November 25, 2016 with variable annual interest rate based on LIBOR(1) plus 230 basis points (2.941% at September 30, 2016 and December 31, 2015), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.8 million (RMB 5.12 million) and collateralized by a related party’s land use right	4,000,000	4,000,000
Loan from China Development Bank, due on December 9, 2016 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.049% at September 30, 2016 and December 31, 2015), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.8 million (RMB 5.12 million) and collateralized by a related party’s land use right	4,000,000	4,000,000
Loan from Fujian Haixia Bank, due on September 7, 2016 with annual interest rate of 7.360% at December 31, 2015, collateralized by Pingtan Fishing's 17 fishing vessels and repaid on due date	-	4,621,998
Loan from Fujian Haixia Bank, due on September 13, 2017 with annual interest rate of 6.960% at September 30, 2016, collateralized by Pingtan Fishing’s 17 fishing vessels	4,498,156	-
Loan from Fujian Haixia Bank, due on September 20, 2016 with annual interest rate of 1.621% at December 31, 2015, collateralized by Pingtan Fishing’s 17 fishing vessels and repaid on due date	-	2,349,440
Loan from Fujian Haixia Bank, due on September 22, 2017 with annual interest rate of 1.529% at September 30, 2016, collateralized by Pingtan Fishing’s 17 fishing vessels	1,150,000	-
Loan from China Development Bank, due on March 21, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.211% at September 30, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.6 million (RMB 4 million) and collateralized by a related party’s land use right	3,000,000	-
Loan from China Development Bank, due on April 18, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.204% at September 30, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.6 million (RMB 4 million) and collateralized by a related party’s land use right	3,000,000	-
Loan from China Development Bank, due on April 18, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.257% at September 30, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.3 million (RMB 2 million) and collateralized by a related party’s land use right	1,500,000	-
Loan from China Development Bank, due on August 22, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.510% at September 30, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $1.0 million (RMB 6.7 million) and collateralized by a related party’s land use right	5,000,000	-
	$26,148,156	$21,971,438

(1)	Represents six-month LIBOR rate on the loan commencement date.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2016

NOTE 11 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. At September 30, 2016 and December 31, 2015, long-term bank loans consisted of the following:

	September 30, 2016	December 31, 2015
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% at September 30, 2016 and December 31, 2015, collateralized by Hong Long's investment in equity interest of a China local bank	$8,801,391	$11,832,314
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% at September 30, 2016 and December 31, 2015, collateralized by Fujian International Trading and Transportation Co., Ltd.'s investment in equity interest of a China local bank	1,724,293	2,310,999
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% at September 30, 2016 and December 31, 2015, guaranteed by Hong Long	7,302,006	9,937,295
Loan from The Export-Import Bank of China, due on various dates until January 30, 2023 with annual interest rate of 4.900% at September 30, 2016, guaranteed by Huanghai Ship Construction Co., Ltd, Xinrong Zhuo and Ping Lin and collateralized by 2 fishing vessels under construction	18,742,316	-
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.145% at September 30, 2016 and December 31, 2015, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 6 fishing vessels	10,345,758	11,169,827
Total long-term bank loans	$46,915,764	$35,250,435
Less: current portion	(15,098,809)	(12,679,680)
Long-term bank loans, non-current portion	$31,816,955	$22,570,755

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending September 30,	Principal
2017	$15,098,809
2018	12,025,070
2019	5,847,602
2020	5,997,541
2021	2,249,078
Thereafter	5,697,664
$46,915,764
Less: current portion	(15,098,809)
Long-term liability	$31,816,955

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2016

NOTE 11 – BANK LOANS (continued)

The weighted average interest rate for short-term bank loans was approximately 4.4% and 2.9% for the nine months ended September 30, 2016 and 2015, respectively.

The weighted average interest rate for long-term bank loans was approximately 6.2% and 5.7% for the nine months ended September 30, 2016 and 2015, respectively.

For the three months ended September 30, 2016 and 2015, interest expense related to bank loans amounted to $866,827 and $817,321, respectively, of which, $128,279 and $0 was capitalized to construction-in-progress, respectively. For the nine months ended September 30, 2016 and 2015, interest expense related to bank loans amounted to $2,201,656 and $2,856,516, respectively, of which, $544,984 and $0 was capitalized to construction-in-progress, respectively.

NOTE 12 – ACCRUED LIABILITIES AND OTHER PAYABLES

At September 30, 2016 and December 31, 2015, accrued liabilities and other payables consisted of the following:

	September 30, 2016	December 31, 2015
Accrued salaries and related benefits	$5,403,934	$4,935,942
Accrued interest due	228,283	6,635
Other	194,519	101,472
	$5,826,736	$5,044,049

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

There were no stock warrants issued, expired/terminated/forfeited, exercised during the nine months ended September 30, 2016.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2016

NOTE 13 – SHAREHOLDERS’ EQUITY (continued)

Warrants (continued)

The following table summarizes the shares of the Company’s ordinary stock issuable upon exercise of warrants outstanding and exercisable at September 30, 2016:

Warrants outstanding				Warrants exercisable
Exercise price	Number outstanding at September 30, 2016	Weighted average remaining contractual life (years)	Weighted average exercise price	number exercisable at September 30, 2016	Weighted average exercise price
$12.00	8,966,667	1.4	$12.00	8,966,667	$12.00

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

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. As of December 31, 2015, the Company appropriated the required 50% of its registered capital to statutory reserve for Heyue. Accordingly, no additional statutory reserve for Heyue is required for the nine months ended September 30, 2016. The Company did not make any appropriation to statutory reserve for Pingtan Fishing during the nine months ended September 30, 2016 as it incurred a net loss in the period.

Pingtan Guansheng, Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying had sustained losses since their establishments. No appropriation to statutory reserves for them was required as they incurred recurring net losses.

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At September 30, 2016 and December 31, 2015, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2016	2015	2016		2015
A	19%	*	11%		*
B	12%	*		*	*
C	12%	*		*	*

*less than 10%

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2016

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS (continued)

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplier	2016	2015	2016	2015
A (Hai Yi Shipping Ltd., a related party)	84%	*	41%	*
B (Haifeng Dafu Enterprise Co., Ltd., a related party)	14%	*	*	*
C (Hong Long, a related party)	*	16%	*	19%
D (Hong Fa Shipping Limited, a related party)	*	31%	44%	44%
E (PT Avona Mina Lestari, a related party)	*	46%	*	25%

*less than 10%

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of September 30, 2016 and December 31, 2015, which have not been reflected in its consolidated financial statements.

Operating lease

See note 10 for related party operating lease commitment.

Rental payment and related administrative service charge

See note 10 for related party rental and related administrative service agreement commitment.

Equity investment commitment

On June 12, 2014, Pingtan Fishing incorporated an equity investment with two companies for the fishery processing purpose. Total registered capital of the equity investment is RMB 1 billion (approximately $155.1 million) and Pingtan Fishing accounted for 35% of the total ownership. Accordingly, Pingtan Fishing has the obligation to contribute RMB 350 million as the equity investment’s registered capital. In the fourth quarter of 2015, Pingtan fishing transferred 15% of the total ownership to another shareholder of the fishery processing company. Therefore, Pingtan Fishing has the obligation to contribute RMB 200 million (approximately $30.1 million) as the equity investment’s registered capital. As of September 30, 2016, the Pingtan Fishing has contributed RMB 198 million (approximately $29.7 million) as registered capital that was included in equity method investment on the accompanying consolidated balance sheets. Pingtan Fishing intends to use its present working capital together with bank loans to fund the project cost.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)

SEPTEMBER 30, 2016

NOTE 15 – COMMITMENTS AND CONTINGENCIES (continued)

Fishing vessels construction agreements

In December 2015, Hong Long entered into an agreement with Fujian Xinchang Ship Construction Co., Ltd. (“Xinchang”) related to the construction of 4 fishing vessels (“Xinchang Construction Agreement”). The agreement expires in October 2016. In March 2016, Pingtan Fishing and Hong Long and Xinchang entered into a Three-party Agreement. According to the Three-party Agreement, Hong Long assigned all of its rights and obligations related to the Xinchang Construction Agreement to Pingtan Fishing. The project requires a total investment of RMB 140 million (approximately $21.1 million). The funds are required to be invested over the construction period of the project. As of September 30, 2016, Pingtan Fishing has paid RMB 131.5 million (approximately $19.7 million) of the total investment that was recorded as property, plant and equipment (construction-in-progress) and prepayment for long-term assets on the accompanying balance sheets.

In December 2015, Hong Long entered into an agreement with Huanghai Ship Construction Co., Ltd. (“Huanghai”) related to the construction of 2 fishing vessels (“Huanghai Construction Agreement”). The agreement expires in October 2016. In March 2016, Pingtan Fishing and Hong Long and Huanghai entered into a Three-party Agreement. According to the Three-party Agreement, Hong Long assigned all of its rights and obligations related to the Huanghai Construction Agreement to Pingtan Fishing. The project requires a total investment of RMB 90 million (approximately $13.5 million). The funds are required to be invested over the construction period of the project. As of September 30, 2016, Pingtan Fishing has paid in full of the total investment that was recorded as property, plant and equipment (construction-in-progress) and prepayment for long-term assets on the accompanying balance sheets.

Fishing vessels renovation agreement

On May 23, 2016, Pingtan Fishing entered into an agreement with Huanghai Ship Construction Co., Ltd. (“Huanghai”) related to the renovation of 13 fishing vessels (“Huanghai Renovation Agreement”). The agreement expires in December 2016. The project requires a total investment of RMB 65 million (approximately $9.7 million). The funds are required to be invested over the contract period of the project. As of September 30, 2016, Pingtan Fishing has paid RMB 70.15 million (approximately $10.5 million) that was recorded as property, plant and equipment (construction-in-progress) and prepayment for long-term assets on the accompanying balance sheets.

NOTE 16 – SUBSEQUENT EVENTS

On October 10, 2016, the Company signed a loan agreement with Fujian Haixia Bank and borrowed $1.08 million from the bank. The loan is due on October 9, 2017 with annual interest rate of 1.739%, collateralized by Pingtan Fishing’s 17 fishing vessels.

On October 20, 2016, the Company’s Board of Directors declared a cash dividend of $0.01 per share to the Company’s common stock shareholders of record on October 31, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Pingtan Marine Enterprise Ltd. for the nine months ended September 30, 2016 and 2015 should be read in conjunction with the Pingtan Marine Enterprise Ltd. unaudited financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 9, 2016. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

As of September 30, 2016, we own 107 trawlers, 4 longline fishing vessels, 2 squid jigging vessels and 2 drifters and have exclusive operating license rights to 20 drifters. We are the second largest China based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 11 years. These vessels are fully licensed to fish in Indonesian, Indian, or Western and Central Pacific Ocean of the international waters.

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

The 13 Timor-Leste licensed vessels have completed their modification process to change their fishing method in order to meet the local requirements, and are on the way to their operating destination in the sea of Timor-Leste. We expect to put these vessels in full operation by the end of 2016.

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

Significant factors affecting our results of operations

●	The Indonesian government's moratorium on fishing licenses renewals: In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in Indonesian waters have been informed by the Indonesian government to operate within strict guidelines and subsequently to cease operation, in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. To cooperate and comply with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of our normal level. Since February 2015, we have ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this ban has caused a significant drop in our production. In November 2015, the Indonesian government announced that the moratorium had concluded. Our expectation is that the MMAF will implement new fishing policies and resume the license renewal process although this has not yet occurred. In the interim, our financial results will continue to be materially adversely affected by this moratorium. To satisfy our customers’ demand, we purchased fish from a third party and resold it to our customers which generated a positive gross margin. The positive gross margin in the reselling activities partially offset the decrease in our overall gross margin for the nine months ended September 30, 2016.

●	Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable government agencies. Our inability to obtain, or loss or denial of extensions to, any of our applicable licenses or permits could hamper our ability to generate revenue from our operations.

●	Resource & environmental factors: Our fishing expeditions are based in India and Indonesia and Western and Central Pacific Ocean of the international waters. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also have impact our harvest volume.

●	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●	Competition: We engage in the business in the Arafura Sea of Indonesia, the Bay of Bengal in India and the Western and Central Pacific Ocean of the international waters. Competition within our dedicated fishing areas is not currently significant as the region is not overfished or regulated by government limits on the number of vessels that are allowed to fish in the territories; however, there is no guarantee that competition will not become more intense. Competition in the consumer market in China, however, is keen. We compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. We believe our catch appeals to a wide segment of consumers because of the low price points of our products.

●	Fishing licenses: Each of our fishing vessels requires approval from the Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are valid for a period of three to twelve months, and are awarded to us at no cost. We apply for the renewal of the approval prior to expiration to avoid interruptions of our fishing vessels’ operations. Each of our fishing vessels operating in Indonesian waters requires a fishing license granted by the authority in Indonesia.

RESULTS OF OPERATIONS

Comparison of results of operations for the three and nine months ended September 30, 2016 and 2015

Revenue

We recognize revenue from sales of frozen fish and other marine catches when persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed or determinable, and collection of the resulting receivable is reasonably assured.

With respect to the sales to third party customers the majority of whom are sole proprietor regional wholesalers in the PRC, we recognize revenue when customers receive purchased goods at our cold storage warehouse, after payment is received or credit sale is approved for recurring customers with excellent payment histories.

We do not offer promotional payments, customer coupons, rebates or other cash redemption offers to customers. We do not accept returns from customers. Deposits or advance payments from customers prior to delivery of goods are recorded as advances from customers.

For the three months ended September 30, 2016 and 2015, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended September 30, 2016
	Revenue	Volume (KG)	Average price	Percentage of revenue
Ribbon fish	$966	334,654	$2.89	82.6%
Croaker fish	175	103,537	1.69	15.0%
Others	28	21,498	1.30	2.4%
Total	$1,169	459,689	$2.54	100.0%

	Three Months Ended September 30, 2015
	Revenue	Volume (KG)	Average price	Percentage of revenue
Ribbon fish	$1,111	488,910	$2.27	40.5%
Indian white shrimp	494	58,070	8.51	18.0%
Croaker fish	284	96,373	2.95	10.4%
Spanish mackerel	283	97,077	2.92	10.3%
Pomfret	272	92,267	2.95	9.9%
Conger eel	111	35,020	3.17	4.1%
Others	186	64,813	2.87	6.8%
Total	$2,741	932,530	$2.94	100.0%

For the nine months ended September 30, 2016 and 2015, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Nine Months Ended September 30, 2016
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$3,176	1,228,254	$2.59	43.0%
Ribbon fish	2,597	920,826	2.82	35.2%
Shrimp	532	117,528	4.53	7.2%
Reefcod	390	145,658	2.68	5.3%
Squid	387	423,588	0.91	5.2%
Conger eel	125	44,897	2.77	1.7%
Others	181	72,464	2.50	2.4%
Total	$7,388	2,953,215	$2.50	100.0%

	Nine Months Ended September 30, 2015
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$20,805	6,841,739	$3.04	44.5%
Ribbon fish	12,551	5,043,261	2.49	26.9%
Pomfret	3,262	1,174,140	2.78	7.0%
Spanish mackerel	2,309	724,228	3.19	4.9%
Indian white shrimp	1,915	200,920	9.53	4.1%
Conger eel	1,694	777,966	2.18	3.6%
Others	4,192	1,556,926	2.69	9.0%
Total	$46,728	16,319,180	$2.86	100.0%

For the three months ended September 30, 2016, we had revenue of $1,168,946, as compared to revenue of $2,740,981 for the three months ended September 30, 2015, a decrease of $1,572,035, or 57.4%. Sales volumes in the three months ended September 30, 2016 decreased 50.7% to 459,689 kg from 932,530 kg in the three months ended September 30, 2015. Average unit sale price decreased 13.6% in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, which was primarily due to the different sales mix.

For the nine months ended September 30, 2016, we had revenue of $7,388,395, as compared to revenue of $46,727,808 for the nine months ended September 30, 2015, a decrease of $39,339,413, or 84.2%. Sales volumes in the nine months ended September 30, 2016 decreased 81.9% to 2,953,215 kg from 16,319,180 kg in the nine months ended September 30, 2015. Average unit sale price decreased 12.6% in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, which was primarily due to the different sales mix.

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

Since we derive a majority of our revenue from this area, this temporary ban has caused a significant drop in our production. As a result, our sales for the three and nine months ended September 30, 2016 decreased significantly as compared to the comparable periods in 2015. In November 2015, the Indonesian government announced that the moratorium had concluded. Our expectation is that the MMAF will implement new fishing policies and resume the license renewal process although this has not yet occurred. In the interim, our financial results will continue to be materially adversely affected by this moratorium. To satisfy our customers’ demand, we purchased fish from a third party and resold it to our customers which generated a positive gross margin. The positive gross margin in the reselling activities partially offset the decrease in our overall gross margin for the nine months ended September 30, 2016.

Cost of revenue

Our cost of revenue primarily consists of change in inventories reserve, fuel costs, freight, direct labor costs, depreciation, fishing vessels maintenance fees, other overhead costs, and purchase cost for reselling fish. Fuel costs, depreciation and labor costs generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the three months ended September 30, 2016 and 2015 (dollars in thousands ):

	Three Months Ended September 30,
	2016			2015
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$10,136	75.2%	867.1%	$1,377	14.9%	50.3%
Depreciation	2,469	18.3%	211.2%	780	8.4%	28.4%
Labor cost	1,850	13.7%	158.2%	2,579	27.9%	94.1%
Inventories reserve reversal	(1,294)	(9.6)%	(110.7)%	-	-	-
Spare parts	134	1.0%	11.4%	105	1.1%	3.8%
Maintenance fee	106	0.8%	9.1%	3,388	36.7%	123.6%
Freight	72	0.5%	6.1%	628	6.8%	22.9%
Fishing license and agent fee	15	0.1%	1.3%	392	4.2%	14.3%
Other *	(6)	0.0%	(0.4)%	-	-	-
Total cost of revenue	$13,482	100.0%	1,153.3%	$9,249	100.0%	337.4%

*Represents translation adjustment which reflects changes in the currency exchange ratio.

The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,
	2016			2015
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$16,073	61.8%	217.5%	$13,907	34.4%	29.8%
Depreciation	3,788	14.5%	51.3%	4,477	11.0%	9.6%
Labor cost	3,098	11.9%	41.9%	10,927	26.9%	23.4%
Reserve for inventories	1,506	5.8%	20.4%	-	-	-
Spare parts	296	1.1%	4.0%	1,074	2.6%	2.3%
Maintenance fee	235	0.9%	3.2%	5,756	14.2%	12.3%
Freight	142	0.5%	1.9%	2,718	6.7%	5.8%
Fishing license and agent fee	34	0.1%	0.5%	1,704	4.2%	3.6%
Other *	883	3.4%	11.9%	-	-	-
Total cost of revenue	$26,055	100.0%	352.6%	$40,563	100.0%	86.8%

*Represents the cost of fish purchased from third parties to satisfy our customers’ demand.

Cost of revenue for the three months ended September 30, 2016 was $13,481,775, representing an increase of $4,233,079 or 45.8% as compared to $9,248,696 for the three months ended September 30, 2015.  The increase was primarily attributable to the increase in our fuel cost and depreciation, offset by the adjustment from inventories reserve reversal. Cost of revenue for the nine months ended September 30, 2016 was $26,054,703, representing a decrease of $14,507,948 or 35.8% as compared to $40,562,651 for the nine months ended September 30, 2015. The decrease was primarily attributable to the decrease in our revenue, offset by the increase in our unit production cost.

Gross (loss) profit

Our gross (loss) profit is affected primarily by change in inventories reserve, changes in production costs and purchase price for our reselling fish. Fuel cost, depreciation, labor cost, and change in inventories reserve together account for about 97.6% and 51.2% of cost of revenue for the three months ended September 30, 2016 and 2015, respectively. Fuel cost, depreciation, labor cost, and change in inventories reserve together account for about 94.0% and 72.3% of cost of revenue for the nine months ended September 30, 2016 and 2015, respectively. The change in inventories reserve and the fluctuation of fuel price, and unit purchase price for fish which we purchase from a third party to resell to our customers may significantly affect our cost level and gross (loss) profit.

The following table sets forth information as to our revenue, cost of revenue, gross (loss) profit and gross margin for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$1,168,946	$2,740,981	$7,388,395	$46,727,808
Cost of revenue	$13,481,775	$9,248,696	$26,054,703	$40,562,651
Gross (loss) profit	$(12,312,829)	$(6,507,715)	$(18,666,308)	$6,165,157
Gross margin	(1,053.3)%	(237.4)%	(252.6)%	13.2%

Gross loss for the three months ended September 30, 2016 was $12,312,829, representing a change of $5,805,114 or 89.2% as compared to gross loss of $6,507,715 for the three months ended September 30, 2015 due to the moratorium described elsewhere in this report. Gross margin decreased to (1,053.3)% for the three months ended September 30, 2016 from (237.4)% for the three months ended September 30, 2015.

Gross loss for the nine months ended September 30, 2016 was $18,666,308, representing a change of $24,831,465 or 402.8% as compared to gross profit of $6,165,157 for the nine months ended September 30, 2015 due to the moratorium described elsewhere in this report. Gross margin decreased to (252.6)% for the nine months ended September 30, 2016 from 13.2% for the nine months ended September 30, 2015.

The significant decrease in gross margin for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 was primarily attributable to the change in inventories reserve, the reduced scale of operations resulting in lower revenue, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, compared to cost of revenue; partially offset by the positive gross margin from our fish resale activities. We expect that our gross margin will continue to be negative in the rest of 2016 and we can only improve our gross margin by increasing our production.

Selling expense

Our selling expense mainly includes storage fees, insurance, shipping and handling fees, customs service charge, advertising expenses, and fishing vessels’ examination fees. Our sales activities are conducted through direct selling by our internal sales staff. Because of the strong demand for our products and services, we do not have to aggressively market and distribute our products. As a result, our selling expense has been relatively small as a percentage of our revenue.

Selling expense totaled $93,843 for the three months ended September 30, 2016, as compared to $312,574 for the three months ended September 30, 2015, a decrease of $218,731 or 70.0%. Selling expense totaled $508,062 for the nine months ended September 30, 2016, as compared to $1,309,859 for the nine months ended September 30, 2015, a decrease of $801,797 or 61.2%. Selling expense as a percentage of revenue for the three months ended September 30, 2016 decreased to 8.0% from 11.4% for comparable period in 2015, which was mainly attributable to the decrease in insurance cost for fishing vessels and the decrease in storage fees resulting from the decreased storage area. Selling expense as a percentage of revenue for the nine months ended September 30, 2016 increased to 6.9% from 2.8% for corresponding period in 2015, which was mainly attributable to the significant decrease in sales revenue due to the Indonesian government’s moratorium described in elsewhere in this report and slight change in insurance cost period over period. Selling expense for the three and nine months ended September 30, 2016 and 2015 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Insurance	$45,525	$130,550	$193,433	$219,184
Storage fees	10,987	117,175	124,967	605,266
Shipping and handling fees	8,399	56,321	97,786	285,786
Advertising	-	-	27,414	90,372
Other	28,932	8,528	64,462	109,251
	$93,843	$312,574	$508,062	$1,309,859

●	Insurance expense decreased by $85,025, or 65.1% for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, insurance decreased by $25,751, or 11.7%, as compared to the nine months ended September 30, 2015. The decrease was primarily attributable to the decrease in unit premium for insured fishing vessels.

●	For the three months ended September 30, 2016, storage fees decreased by $106,188, or 90.6%, as compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, storage fees decreased by $480,299, or 79.4%, as compared to the nine months ended September 30, 2015. The decrease was primarily attributable to the decrease in our storage area resulting from decreased inventories.

●	For the three months ended September 30, 2016, shipping and handling fees decreased by $47,922, or 85.1%, as compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, shipping and handling fees decreased by $188,000, or 65.8%, as compared to the nine months ended September 30, 2015. The decrease was mainly attributable to the decrease in our sales.

●	We did not incur any advertising expenses in the three months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016, advertising expenses decreased by $62,958, or 69.7%, as compared to the nine months ended September 30, 2015, mainly due to the decrease in advertising activities.

●	Other selling expense, which primarily consisted of customs service charge and fishing vessels’ examination fees, for the three months ended September 30, 2016 increased by $20,404, or 239.3%, as compared to the three months ended September 30, 2015. The increase was primarily due to the increase in fishing vessels’ examination fees. Other selling expense for the nine months ended September 30, 2016 decreased by $44,789, or 41.0%, as compared to the nine months ended September 30, 2015. The decrease was mainly due to the decrease in customs service charge resulting from the decrease in overseas fishing activities.

General and administrative expense

General and administrative expense totaled $660,700 for the three months ended September 30, 2016, as compared to $733,923 for the three months ended September 30, 2015, a decrease of $73,223 or 10.0%. General and administrative expense totaled $3,038,984 for the nine months ended September 30, 2016, as compared to $2,547,225 for the nine months ended September 30, 2015, an increase of $491,759 or 19.3%. General and administrative expense for the three and nine months ended September 30, 2016 and 2015 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Compensation and related benefits	$271,308	$281,386	$897,256	$931,313
Professional fees	194,584	211,961	840,209	962,129
Rent and related administrative service charge	118,668	118,949	355,955	357,073
Travel and entertainment	62,849	14,539	104,134	83,204
Insurance	-	-	358,310	-
Other	13,291	107,088	483,120	213,506
	$660,700	$733,923	$3,038,984	$2,547,225

●	Compensation and related benefits remained roughly consistent for the three and nine months ended September 30, 2016 as compared to the corresponding periods in 2015.

●	Professional fees, which primarily consist of legal fees, accounting fees, investor relations services charge, valuation service fees and other fees associated with being a public company, for the three months ended September 30, 2016 decreased by $17,377, or 8.2%, as compared to the three months ended September 30, 2015. The decrease in the three months ended September 30, 2016 was primarily attributable to a decrease in legal fees of approximately $26,000, offset by an increase in other miscellaneous items of approximately $9,000. For the nine months ended September 30, 2016, professional fees decreased by $121,920, or 12.7%, as compared to the nine months ended September 30, 2015. The decrease in the nine months ended September 30, 2016 was primarily attributable to a decrease in valuation service fees of approximately $105,000, a decrease in accounting fees of approximately $60,000, and a decrease in investor relations services charge of approximately $18,000, offset by an increase in legal fees of approximately $51,000, and an increase in other miscellaneous items of approximately $10,000.

●	Rent and related administrative service charge remained consistent for the three and nine months ended September 30, 2016 as compared to the corresponding periods in 2015.

●	For the three months ended September 30, 2016, travel and entertainment expense increased by $48,310, or 332.3% as compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, travel and entertainment expense increased by $20,930, or 25.2%, as compared to the nine months ended September 30, 2015. The increase was mainly attributable to an increase in travel for investor conferences.

●	Insurance for the nine months ended September 30, 2016 increased by $358,310 as compared to the comparable period in 2015. The increase in the nine months ended September 30, 2016 was mainly attributable to the increase in officer and director liability insurance of approximately $358,000 as compared to the corresponding period in 2015.

●	Other general and administrative expense, which primarily consist of communication fees, office supply, miscellaneous taxes, bank service charge, depreciation, and NASDAQ listing fee. For the three months ended September 30, 2016, other general and administrative expense decreased by $93,797, or 87.6%, as compared to the three months ended September 30, 2015, due to stricter control in corporation spending. For the nine months ended September 30, 2016, other general and administrative expense increased by $269,614, or 126.3%, as compared to the nine months ended September 30, 2015. The increase was mainly attributable to an increase in depreciation of approximately $317,000, offset by a decrease in other miscellaneous items of approximately $47,000. During the nine months ended September 30, 2016, our 13 upgraded and renovated fishing vessels were temporary idle. We recorded the related depreciation for these 13 fishing vessels as operating expenses rather than as cost of revenue. Therefore, the depreciation for operating expenses for the nine months ended September 30, 2016 increased as compared to the corresponding period in 2015.

(Loss) income from operations

As a result of the factors described above, for the three months ended September 30, 2016, loss from operations amounted to $13,067,372, as compared to loss from operations of $7,554,212 for the three months ended September 30, 2015, a change of $5,513,160, or 73.0%. For the nine months ended September 30, 2016, loss from operations amounted to $22,213,354, as compared to income from operations of $2,308,073 for the nine months ended September 30, 2015, a change of $24,521,427, or 1,062.4%.

Other income (expense)

Other income/expense mainly include interest income from bank deposits, interest expense generated from short-term and long-term bank borrowings, foreign currency transaction loss, grant income from Chinese government, gain (loss) from cost method investment, loss on equity method investment, and loss on fixed assets disposal.

For the three months ended September 30, 2016, other expense, net, amounted to $831,207 as compared to other income, net, of $30,072,336 for the three months ended September 30, 2015, a change of $30,903,543, or 102.8%, which was primarily attributable to a decrease in grant income from Chinese government of approximately $31,691,000, offset by a decrease in foreign currency transaction loss of approximately $689,000, a decrease in interest expense of approximately $79,000 mainly due to the decrease in our interest bearing bank loans, and a decrease in loss on equity method investment of approximately $27,000.

For the nine months ended September 30, 2016, other expense, net, amounted to $1,688,375 as compared to other income, net, of $27,054,324 for the nine months ended September 30, 2015, a change of $28,742,699, or 106.2%, which was primarily attributable to a decrease in grant income from the Chinese government of approximately $31,538,000, a decrease in interest income of approximately $95,000, a decrease in gain from cost method investment of approximately $38,000, offset by a decrease in interest expense of approximately $1,200,000 mainly due to the decrease in our interest bearing bank loans, a decrease in foreign currency transaction loss of approximately $172,000, a decrease in loss on equity method investment of approximately $12,000, and a decrease in loss on fixed assets disposal of approximately $1,544,000.

The grant income represents an incentive granted by the Chinese government to encourage the development of ocean fishing industry in order to satisfy the demand of natural seafood in China.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the three and nine months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016, income taxes expense was $993 which was generated by taxable income from fish reselling activities. Since February 2015, we have temporarily ceased fishing operations in Indonesian waters due to the Indonesian government’s moratorium described in elsewhere in this report. In order to satisfy our customers’ demand, we purchased fish from a third party and resold to our customers. We are required to pay income taxes for our fish reselling operations.

Net (loss) income

As a result of the factors described above, our net loss was $13,898,579 for the three months ended September 30, 2016, as compared with net income of $22,518,124 for the three months ended September 30, 2015, a change of $36,416,703 or 161.7%. Our net loss was $23,902,722 for the nine months ended September 30, 2016, as compared with net income of $29,362,397 for the nine months ended September 30, 2015, a change of $53,265,119 or 181.4%.

Net (loss) income attributable to owners of the Company

The net loss attributable to owners of the Company was $12,823,402, or $(0.16) per ordinary share (basic and diluted) for the three months ended September 30, 2016, as compared with net income attributable to owners of the Company of $20,683,627, or $0.26 per ordinary share (basic and diluted) for the three months ended September 30, 2015, a change of $33,507,029 or 162.0%.

The net loss attributable to owners of the Company was $22,152,230, or $(0.28) per ordinary share (basic and diluted) for the nine months ended September 30, 2016, as compared with net income attributable to owners of the Company of $27,436,954, or $0.35 per ordinary share (basic and diluted) for the nine months ended September 30, 2015, a change of $49,589,184 or 180.7%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries which are incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries which are incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and comprehensive (loss) income. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $459,166 for the three months ended September 30, 2016, as compared to foreign currency translation loss of $6,948,652 for the three months ended September 30, 2015. We reported a foreign currency translation loss of $3,831,852 for the nine months ended September 30, 2016, as compared to foreign currency translation loss of $5,848,277 for the nine months ended September 30, 2015. This non-cash loss had the effect of increasing/decreasing our reported comprehensive loss/gain.

Comprehensive (loss) income

As a result of our foreign currency translation adjustment, we had comprehensive loss for the three months ended September 30, 2016 of $14,357,745, compared to comprehensive income of $15,569,472 for the three months ended September 30, 2015. We had comprehensive loss for the nine months ended September 30, 2016 of $27,734,574, compared to comprehensive income of $23,514,120 for the nine months ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government grants as the government incentive for encouraging development of ocean fishing industry. At September 30, 2016 and December 31, 2015, we had cash balances of approximately $568,000 and $11,449,000, respectively. The significant portion of these funds are located in financial institutions located in the PRC and will continue to be indefinitely reinvested in our operations in the PRC.

The following table sets forth a summary of changes in our working capital from December 31, 2015 to September 30, 2016:

			December 31, 2015 to September 30, 2016
	September 30, 2016	December 31, 2015	Change	Percentage Change
Working capital (deficit)
Total current assets	$48,506,527	$91,945,902	$(43,439,375)	(47.2)%
Total current liabilities	56,705,169	42,466,795	14,238,374	33.5%
Working capital (deficit)	$(8,198,642)	$49,479,107	$(57,677,749)	(116.6)%

Our working capital decreased $57,677,749 to working capital deficit of $8,198,642 at September 30, 2016 from working capital of $49,479,107 at December 31, 2015. This decrease in working capital is primarily attributable to a decrease in cash of approximately $10,881,000, a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $9,435,000, primarily due to the significant decrease in revenue, a decrease in advances to suppliers of approximately $1,258,000, a decrease in prepaid expenses – related parties of approximately $3,512,000, mainly due to the decrease in prepaid fuel costs to our related parties, a significant decrease in receivable from transferring equity method investment shares of approximately $15,407,000 resulting from the repayments received in 2016, a decrease in other receivables - related parties of approximately $5,458,000 mainly due to the repayments received from related parties in the nine months ended September 30, 2016, an increase in short-term bank loans of approximately $4,177,000 resulting from the increase in working capital advances from banks, an increase in long-term bank loans – current portion of approximately $2,419,000, and an increase in accrued liabilities and other payables of approximately $783,000, and an increase in due to related parties of approximately $7,230,000 resulting from the significant increase in payments made by our relate party on behalf of us to our vendors, offset by an increase in restricted cash of approximately $2,462,000 to secure our short term bank loans, and a decrease in accounts payable – related parties of approximately $304,000.

Because the exchange rate conversion is different for consolidated balance sheets and consolidated statements of cash flows, the changes in assets and liabilities reflected on consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on consolidated balance sheets.

Cash flows for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

The following summarizes the key components of our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$3,034,888	$45,388,993
Net cash used in investing activities	(30,088,716)	(18,189,427)
Net cash provided by (used in) financing activities	16,457,128	(18,815,044)
Effect of exchange rate on cash	(284,053)	(44,484)
Net (decrease) increase in cash	$(10,880,753)	$8,340,038

Net cash flow provided by operating activities was $3,034,888 for the nine months ended September 30, 2016 as compared to net cash flow provided by operating activities of $45,388,993 for the nine months ended September 30, 2015, a decrease of $42,354,105.

●	Net cash flow provided by operating activities for the nine months ended September 30, 2016 primarily reflected the add-back of non-cash items, consisting of depreciation of approximately $4,769,000, increase in reserve for inventories of approximately $1,506,000, and changes in operating assets and liabilities primarily consisting of a significant decrease in accounts receivable of approximately $9,335,000 mainly due to the collections made in the nine months ended September 30, 2016, a decrease in advances to suppliers of approximately $298,000, a decrease in prepaid expenses – related parties of approximately $3,434,000 primarily due to the decrease in prepayments for fuel costs made to our related parties, an increase in accrued liabilities and other payables of approximately $930,000, and an increase in due to related parties of approximately $8,709,000 mainly due to the significant increase in payments made by our related party on behalf of us to our vendors, offset by our net loss of approximately $23,903,000, and changes in operating assets and liabilities primarily consisting of an increase in inventories of approximately $1,520,000 mainly due to the increase in frozen fish and marine catches in transit in order to satisfy our customers’ demand, and a decrease in accounts payable – related parties of approximately $297,000.

●	Net cash flow provided by operating activities for the nine months ended September 30, 2015 primarily reflected net income of approximately $29,362,000 and the add-back of non-cash items mainly consisting of depreciation of approximately $4,360,000, and a loss on disposal of fixed assets of approximately $1,544,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $39,366,000 due to the significant decrease in revenue and collections made, a decrease in inventories of approximately $6,467,000 mainly due to the decreased fishing activities in the nine months ended September 30, 2015, a decrease in deferred expenses – related parties of approximately $978,000, a decrease in other receivable – related parties of approximately $4,384,000 due to payments received from related parties, an increase in accounts payable – related parties of approximately $2,625,000, and an increase in accrued liabilities and other payables of approximately $3,971,000, offset by an significant increase in advances to suppliers of approximately $35,352,000 in order to satisfy our customers’ demand, an increase in prepaid expenses of approximately $4,475,000 mainly due to the prepayments made for fishing nets and spare parts, an increase in prepaid expenses – related parties of approximately $7,684,000 primarily due to prepayments made for fuel and other items, and a decrease in advances from customers of approximately $164,000.

Net cash flow used in investing activities was $30,088,716 for the nine months ended September 30, 2016 as compared to net cash flow used in investing activities of $18,189,427 for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we made payments for purchase of property, plant and equipment of approximately $959,000, and made prepayments for long-term assets of approximately $44,329,000, offset by proceeds received from transferring equity method investment share of approximately $15,199,000. During the nine months ended September 30, 2015, we made the payments for equity method investment of approximately $40,580,000 and made payments for purchase of property, plant and equipment of approximately $16,000, offset by refunds received from commercial retail space prepayments of approximately $22,407,000.

Net cash flow provided by financing activities was $16,457,128 for the nine months ended September 30, 2016 as compared to net cash flow used in financing activities of $18,815,044 for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we received proceeds from short-term bank loans of approximately $19,000,000, proceeds from long-term bank loans of approximately $19,000,000, and advances from related parties of approximately $3,754,000, offset by repayments of short-term bank loans of approximately $14,169,000, repayments of long-term bank loans of approximately $6,217,000, increase in restricted cash of approximately $2,538,000, and payments made for dividend of approximately $2,372,000. During the nine months ended September 30, 2015, we acquired fishing vessels from related parties under common control of approximately $56,206,000, repaid short-term bank loans of approximately $16,250,000, repaid long-term bank loans of approximately $14,256,000, made cash dividend of approximately $1,581,000, and made payments to related parties in connection with the termination of VIE structure (See Note 10) of approximately $13,473,000 which will be returned to the Company in next 12 months, offset by proceeds from short-term bank loans of approximately $15,472,000, advances from related parties of approximately $2,550,000 and received capital contribution from non-controlling interest of approximately $64,929,000.

We have historically funded our capital expenditures through cash flow provided by operations, bank loans and related parties’ advances. As of September 30, 2016, we have contractual commitments of RMB 2 million (approximately $300,000) related to an equity investment commitment, and RMB 8.5 million (approximately $1,274,000) related to 4 fishing vessels construction commitment. We intend to fund the costs with cash flow from our operations and by obtaining financing mainly from local banking institutions with which we have done business in the past. We believe that the relationships with local banks are in good standing. And we have not encountered difficulties in obtaining needed borrowings from local banks. We believe that our available cash together with our cash flow from operations and secured bank financing and/or other third party financing will be sufficient to meet our anticipated cash requirements for the next twelve months.

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

The following tables summarize our contractual obligations as of September 30, 2016 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$11	$11	$-	$-	$-
Related party rental and related administrative service charge obligation	115	115	-	-	-
Registered capital contribution obligation in equity investment interest	300	-	-	-	300
4 fishing vessels construction obligation	1,274	1,274	-	-	-
Short-term bank loans (1)	26,148	26,148	-	-	-
Long-term bank loans	46,916	15,099	17,873	8,246	5,698
Total	$74,764	$42,647	$17,873	$8,246	$5,998

(1) Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

Off-balance sheet arrangements

None.

Recent accounting pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact it may have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity price risk

Oil cost accounts for approximately 75.2% and 61.8% of our total cost of revenue for the three and nine months ended September 30, 2016. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at September 30, 2016 and did not employ any commodity price derivatives in the nine months ended September 30, 2016.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would decrease (increase) our comprehensive loss by $277,000 for the nine months ended September 30, 2016 based on our revenue, costs and expenses, and assets and liabilities denominated in RMB as of September 30, 2016. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $73.1 million at September 30, 2016. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

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

In  connection with the preparation of the quarterly report on Form 10-Q for the quarter ended September 30, 2016, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of September 30, 2016 due to the material weakness we reported in our 2015 10-K which has not yet been remediated. In our 2015 10-K we reported that we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to material weakness) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

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

The Indonesian government moratorium on fishing licenses renewals

In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in Indonesian waters have been informed by the Indonesian government to operate within strict guidelines and subsequently to cease operation, in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. To cooperate and comply with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of our normal level. Since February 2015, we have ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this temporary ban has caused a significant drop in our production. In November 2015, the Indonesian government announced that the moratorium had concluded. Our expectation is that the MMAF will implement new fishing policies and resume the license renewal process although this has not yet occurred. In the interim, our financial results will continue to be materially adversely affected by this moratorium. To satisfy our customers’ demand, we purchased fish from a third party and resold it to our customers which generated a positive gross margin. The positive gross margin in the reselling activities partially offset the decrease in our overall gross margin for the nine months ended September 30, 2016.

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: November 8, 2016	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman and Chief Executive Officer

Date: November 8, 2016	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer

