Form 10-K
period 2016-12-31
Pingtan Marine Enterprise Ltd.
filed 2017-03-23
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $42.6 million on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s ordinary shares outstanding as of March 23, 2017 was 79,055,053.

2016 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. BUSINESS

Our Business

We are a marine enterprises group primarily engaging in ocean fishing through our PRC operating subsidiary, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd., or Pingtan Fishing. We harvest a variety of fish species with our owned and licensed vessels operating within the Indian Exclusive Economic Zone, Indo-Pacific waters, the Arafura Sea of Indonesia, and international waters of Atlantic and Pacific Oceans. We provide high quality seafood to a diverse group of customers including distributors, restaurant owners and exporters in the PRC.

In June 2013, we expanded our fleet from 40 to 86 vessels through a purchase of 46 fishing trawlers from a related party for a total consideration of $410.1 million. We began operating the vessels in the third quarter of 2013 and since then we have been entitled to their operations and net profits. Each vessel carries a crew of 10 to 15 persons. These vessels have resulted in additional carrying capacity of approximately 45,000 to 50,000 tons.

In September 2013, we further increased our fleet to 106 vessels with the addition of 20 newly-built fishing trawlers. These vessels have a run-in period of 3 - 6 months, during which each is placed into the sea for testing prior to full operation. At full operation, each vessel is capable of harvesting 900 to 1,000 tons of fish.

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

In September 2014, we further expanded our fleet to 129 vessels with the addition of 3 newly-built light luring seine vessels. At full operation, each vessel is capable of harvesting 2,000 tons of fish.

In June 2015, we purchased 4 longline fishing vessels and 2 squid jigging vessels for the appraised fair market value of approximately $56.2 million. These vessels are primarily focused on catching tuna and squid.

As of December 31, 2016, we own 91 trawlers, 15 drifters, 3 light luring seine vessels, 2 squid jigging vessels and have exclusive operating license rights to 20 drifters, and we also have 4 longline fishing vessels in final process of paperwork formalities and will be put into operation upon completion. We are the second largest China based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 13.4 years. These vessels are fully licensed to operate in their fishing territories.

Among the 135 fishing vessels, 13 are operating in Indo-Pacific waters; 12 are operating in the Bay of Bengal in India; 2 are operating in international waters of Southwest Atlantic and Southeast Pacific Oceans; 4 will be operating in international waters of Pacific Ocean upon completion of paperwork formalities, and the remaining vessels are licensed to operate in the Arafura Sea in Indonesia but temporarily not operating due to the moratorium discussed below.

Currently we catch nearly 20 different species of fish including ribbon fish, croaker fish, pomfret, Spanish mackerel, conger eel, squid and red snapper. All of our catch is shipped back to China. Our fishing vessels transport frozen catch to cold storage warehouses at nearby onshore fishing bases. We then arrange periodic charted transportation ships to deliver frozen stocks to our nine cold storage warehouses located in one of China’s largest seafood trading centers, Mawei Seafood Market in Fujian Province.

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

Government Permits and Approvals

We are required to go through a series of procedures to obtain all approvals necessary to fish in the dedicated fishing areas.

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

In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in Indonesian waters have been informed by the Indonesian government to operate within strict guidelines in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. We currently operate 135 fishing vessels and have a license to operate 104 of these vessels operate in the Arafura Sea of Indonesia. To cooperate and remain in compliance with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of our normal level. From February 2015, we temporarily ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this temporary ban has caused a significant drop in our production. As a result, our sales for the year ended December 31, 2016 decreased significantly as compared to that of 2015 and 2014. In November 2015, the Indonesian government announced that the moratorium had concluded. Our expectation is that the MMAF will implement new fishing policies and resume the license renewal process although this has not yet occurred. In the interim, our financial results will continue to be materially adversely affected by this moratorium.

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

We have secured several cold storages located in one of China’s largest seafood trading center, MaWei seafood market. The monthly rent for the cold storage is RMB80 (US$12) per square meter and the leases are renewable annually. The following table sets forth information regarding the cold storages we currently rent as of December 31, 2016:

	Storage Capacity	Monthly rent
Cold Storage	(sq. meters)	(US$)
#201	1,045	$12,586
#203	1,045	12,586
Total	2,090	$25,172

Sales, Marketing and Distribution

We market, sell and distribute products all over China, including the Guangdong, Fujian and Zhejiang provinces. Ribbon fish, croaker fish and reefcod were the main types of seafood sold for the year ended December 31, 2016, representing 85.4% of the sales.

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

As of December 31, 2016, we sold our fish to over 120 distributors and retailers by acting as a wholesaler. We serve a wide customer base and no customer accounted for more than 10% of our sales for the year ended December 31, 2016.

Vessels

As of December 31, 2016, we own 91 trawlers, 15 drifters, 3 light luring seine vessels, 2 squid jigging vessels and have exclusive operating license rights to 20 drifters, and we also have 4 longline fishing vessels in the final process of paperwork formalities and will be put into operation upon completion. We are the second largest China based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 13.4 years. All these vessels are fully licensed to operate in their fishing territories.

Among the 135 fishing vessels, 13 are operating in Indo-Pacific waters; 12 are operating in the Bay of Bengal in India; 2 are operating in international waters of Southwest Atlantic and Southeast Pacific Oceans; 4 are in the final process of paperwork formalities and will be operating in international waters of Pacific Ocean upon completion, and the remaining vessels are licensed to operate in the Arafura Sea in Indonesia but temporarily not operating due to the moratorium discussed below.

Single trawling vessels drag pocket-shaped nets and therefore force the fish into the nets. The trawl net on a trawling vessel is drawn by a winch on the deck of the vessel. Fish are sorted and stored in the cold storage on board the vessel. Single trawling vessels can catch species living in the upper layer of water. It has the advantage of catching multiple species of fish, which leads to a varied catch. Single trawling vessels are the majority of fishing vessels we currently use. As of December 31, 2016, we own 91 trawling vessels. 12 of the trawling vessels are currently operating in Indian waters.

Drifter vessels, as known as drifter netter vessels, have a gill net that is tied to the drift netter floats with weights attached to the net to keep it vertical, so that fish crossing the path of a drift net gets caught in it. Operations are generally carried out at night and the position of gill nets can be adjusted according to the water depth in which the fish move at any time. Drifter netter vessels are mainly used to catch dispersed fish or fish swimming in the upper layer of water. We own 15 drifters and had operating license rights to 20 drifters as of December 31, 2016. 13 of the drifter vessels are currently operating in Indo-Pacific waters.

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

Competition

We engage in the fishing business in the Indian Exclusive Economic Zone, Indo-Pacific waters, the Arafura Sea of Indonesia and international waters of Atlantic and Pacific Oceans. We believe that competition within our dedicated fishing areas is not significant, as we believe the region is not currently overfished.

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

Employees

As of December 31, 2016, we had 373 employees. The following table sets forth the number of employees by function as of December 31, 2016:

	Number of Employees	% of Total
Management and administrative staff	64	17.2%
Crew members	309	82.8%
Total	373	100.0%

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

The following diagram illustrates our corporate structure as of December 31, 2016:

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

ITEM 1A. RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in our 2016 Annual Report. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Risks Relating to Our Business

The Indonesian government’s moratorium on fishing license renewals in 2014 has had and will continue to have a significant negative impact on our results of operations and financial condition.

In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in Indonesian waters have been informed by the Indonesian government to operate within strict guidelines in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. We currently operate 135 fishing vessels and have a license to operate 104 of these vessels operate in the Arafura Sea of Indonesia. To cooperate and remain in compliance with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of our normal level. From February 2015, we have temporarily ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this temporary ban has caused a significant drop in our production. As a result, our sales for the year ended December 31, 2016 decreased significantly as compared to that of 2015 and 2014. In November 2015, the Indonesian government announced that the moratorium had concluded. Our expectation is that the MMAF will implement new fishing policies and resume the license renewal process although this has not yet occurred. In the interim, our financial results will continue to be materially adversely affected by this moratorium.

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

We have entered into certain pledge agreements pledging 12 fishing vessels as collateral to secure loans to Hong Long, a fishing company controlled by spouse of Mr. Xinrong Zhuo. The pledge has no beneficial purpose for us and we could lose our fishing vessels if Hong Long were to default on the loans, which could be detrimental for our operations.

In December 2015, we entered into one pledge contract with The Export Import Bank of China pursuant to which we pledged 12 fishing vessels with carrying amounts of approximately $8,500,000, as collateral to secure Hong Long’s $6,054,450 in long-term loans from the financial institution, which are due on November 21, 2021.

Consequently, if Hong Long was to default on the loans and we would lose the vessels, it could be detrimental for our operations. As of March 23, 2017, no accrual is established because we have assessed our risk of loss on the default on the loans to be remote.

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

Due to various restrictions under PRC laws on the distribution of dividends by PRC operating companies or contractual provisions in future debt instruments, we may not be able to pay dividends to our shareholders.

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

The statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenue, operating expenses and net income for our operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our operations. We are exposed, to foreign exchange rate fluctuations in converting the financial statements of foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, if we have, assets or liabilities that are denominated in currencies other than the relevant entity’s functional currency, changes in the functional currency value of these assets and liabilities would create fluctuations that lead to a transaction gain or loss. Although our major operations are conducted overseas, our sales are conducted in the PRC and in RMB, which is our functional currency. The average exchange rate used in translating the results of operations and cash flows for the years ended December 31, 2016 and 2015 from RMB to U.S. dollars was 6.6423 and 6.2175, respectively, which represented a 6.83% appreciation from 2015 to 2016 in the value of the RMB against the U.S. dollar. The average exchange rate used in translating the results of operations and cash flows for the years ended December 31, 2015 and 2014 from RMB to U.S. dollars was 6.2175 and 6.1432, respectively, which represented a 1.21% appreciation from 2014 to 2015 in the value of the RMB against the U.S. dollar. We have not entered into agreements or purchased instruments to hedge exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge its exchange rate risks.

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

Pingtan Fishing has not entered into employment agreements with some of its employees, basically the root-level employees, none of whom has endowment insurance, basic medical insurance, insurance against injury at work, maternity insurance and unemployment insurance. Due to this lack of insurance, we may be subject to overdue payment and fines and in turn our financial condition and results of operations may be adversely affected. We are actively endeavoring to enter into the employment contracts with these employees, purchase the social insurance for these employees and taking other remedial action. However, such actions may not be completed on a timely basis, or at all, and may not avoid fines or other penalties. As of December 31, 2016, there had been no fines nor penalties requested by the social insurance authority. Per our estimation, $2,933,000 social insurance has been accrued as of December 31, 2016.

We may be subject to fines for the violation of Fishing Management Regulations.

PRC laws set forth rigorous standards to the amount and qualification of the seamen serving on vessels. The applicable laws include, among other things, the 1983 PRC Navigation Safety Act, Provisions for Administration of Pelagic Fishery which was promulgated by Ministry of Agriculture on April 14, 2003, the PRC Seamen Regulations which was promulgated by State Council on March 28, 2007, Fishing Port Navigation Safety Management Regulations which was promulgated by State Council on May 5, 1989, and Provisions of the People’s Republic of China on Marine and Maritime Administrative Penalty which was promulgated by Ministry of Communications on July 10, 2003. All these laws and regulations, collectively referred to as the Fishing Management Regulations, provide that the vessels should be equipped with qualified seamen, in a number required by the standard criteria to ensure the safety of such vessels and the seamen in Pingtan Fishing’s vessels should be trained by the professional training institution permitted by Ministry of Agriculture and hold a Professional Sailor Certificate and the Professional Training Qualification. Further, the owners of the Pingtan Fishing’s enterprises must apply for a Seafarer’s Passport for the seamen on their vessels and the seamen in the voyage or assisting with marine engine work must have a Certificate of Competence. The owner or operator of the vessel may be ordered to rectify the failure to equip vessels with qualified seaman according to the standard quota to ensure the vessels’ safety. Should there be any related gains, the owner or operator of the vessel are subject to a fine of less than three times of the related gains and up to RMB30,000 for such violation or for the seamen on such vessels lacking valid Certificates of Competence.

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

Under the Administrative Regulation on Housing Provident Fund, an employer must make a housing fund payment, deposit registration upon its establishment and pay the housing fund for and on behalf of its employees at a percentage between 5% and 12% of the respective employee’s monthly average wage of the preceding year. If an employer fails to make the housing fund payment and deposit registration, the housing fund administration authority may order it to complete the registration within a time limit or be assessed a fine of RMB10,000 to RMB50,000. Where an employer is overdue in the payment and deposit of, or underpays, the housing provident fund for and on behalf of its employees, it may be ordered by the housing fund administration authority to deposit the fund within a prescribed time limit, as well as to pay a late payment fee of 0.3% per day of such amount from the due date. Due to inconsistent implementation and interpretation by local authorities in the PRC and different levels of acceptance of the social security system by employees, Pingtan Fishing has not made sufficient housing fund payment and deposit registration or paid the housing fund for and on behalf of its employees. In the future, we may be required to make housing fund payments, for both late fees and fines for non-compliance. For year 2016, the amount of housing fund payment is estimated to be $1,500.

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

During the course of preparing our financial statement for each of the years ended December 31, 2016 and 2015 and in connection with management’s assessment of our internal control over financial reporting described above, management has identified the material weakness in our internal control over financial reporting as of December 31, 2016 and 2015 in that we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of US GAAP commensurate with our financial reporting requirements. We concluded that our internal control over financial reporting was not effective as of December 31, 2016 and 2015. While we have implemented a plan to remediate this weakness, we cannot assure you that we will be able to remediate this weakness, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. If we are unable to successfully remediate this material weakness, and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable Nasdaq listing requirements.

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

As of the date of this annual report, the market price of our ordinary shares did not exceed the exercise price of our warrants, and we cannot provide you with any assurance that that the market price of our ordinary shares will ever exceed the exercise price of the warrants in any or all periods prior to the date of expiration. Any warrants not exercised by their date of expiration will expire worthless and we will be under no further obligation to the warrant holders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 18-19/F, Zhongshan Building A, No. 154 Hudong Road, Fuzhou, PRC. On July 31, 2012, we entered into an office lease agreement with Ping Lin, the wife of Xinrong Zhuo, the Company’s Chairman and Chief Executive Officer, for approximately 100 square meters of space. Annual lease payments were approximately US$13,000 in 2016.

On January 1, 2015, we entered into a service agreement with Hai Yi Shipping Limited, an affiliate company domiciled in Hong Kong, that provided the Company the use of premises of approximately 194 square meters located at Suites 5201-6, 52/F, The Center, 99 Queen’s Road Central, Central, Hong Kong as office, and clerical and administrative support and consultation services. We incurred and paid approximately US$462,000 in 2016.

We have secured several cold storages located in one of China’s largest seafood trading center, MaWei seafood market. The monthly rent for the cold storage is RMB80 (US$12) per square meter and the leases are renewable annually. The following table sets forth information regarding the cold storages we currently rent as of December 31, 2016:

	Storage Capacity	Monthly rent
Cold Storage	(sq. meters)	(US$)
#201	1,045	$12,586
#203	1,045	12,586
Total	2,090	$25,172

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

On January 14, 2015, Paul Fila, individually and on behalf of all others similarly situated (collectively, “Plaintiffs”), filed a putative class action complaint in the United States District Court, Southern District of New York, against the Company and certain of its executive officers and directors, entitled Fila v. Pingtan Marine Enterprise Ltd. et al, No. 15 Civ. 267 (AJN). alleging, among other things, that our public securities filings in 2013 and 2014 contained materially false and misleading statements that the Company received 100% of the annual net income and net profit from Fujian Provincial County Ocean Fishing Group, Ltd. when it allegedly did not. The complaint sought unspecified compensatory damages and other relief. On July 19, 2016, the Court ruled the plaintiffs failed to identify a material misrepresentation or omission, and failed to plausibly allege loss causation against the Company, and dismissed all claims against the Company and its directors and officers.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares are listed on the NASDAQ Capital Market under the symbol “PME” and our warrants are quoted on the OTC Pink under the symbol “PMEWW.”

The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for ordinary shares and warrants as reported by the NASDAQ Capital Market and the OTC Pink, respectively, in US dollars.

	Ordinary Shares		Warrants
	High	Low	High		Low
2016
First Quarter	$1.56	$1.13	$0.00	(1)	$0.00	(1)
Second Quarter	$1.49	$1.12	$0.01		$0.00	(1)
Third Quarter	$2.33	$1.00	$0.01		$0.01
Fourth Quarter	$1.76	$0.84	$0.01		$0.01
2015
First Quarter	$3.76	$1.66	$0.16		$0.11
Second Quarter	$2.36	$1.68	$0.15		$0.05
Third Quarter	$1.78	$1.02	$0.07		$0.01
Fourth Quarter	$1.73	$1.16	$0.02		$0.00	(1)

(1)    The 0.00 refers to 0.0001.

Holders of Record

On March 22, 2017, the closing sale price of our shares of ordinary shares was US$4.22 per share and there were 79,055,053 ordinary shares and warrants to purchase 8,966,667 ordinary shares outstanding. On that date, our ordinary shares and warrants were held by approximately 200 and 4 holders of record, respectively. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our ordinary shares or warrants whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

For each quarter during 2016, we declared and paid cash dividends of US$0.01 per common share outstanding. In the first, second and fourth quarters of year 2015, we declared and paid cash dividends of US$0.01 per common share outstanding, respectively, and did not pay a dividend for the third quarter of 2015. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. We can pay dividends only out of our profits or other distributable reserves and dividends or distribution will only be paid or made if we are able to pay our debts as they fall due in the ordinary course of business. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, operating results, current and anticipated cash needs and regulations governing dividend distributions by wholly foreign owned enterprises in China.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this annual report, we have no equity compensations plans for any of our employees, directors and consultants.

Purchases of Equity Securities

During the year ended December 31, 2016, we did not purchase any of our equity securities, nor did any person or entity purchase any of our equity securities on our behalf.

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

The following graph shows a comparison from February 25, 2013 (the date our ordinary shares commenced trading on the NASDAQ capital Market under its current ticker “PME” after our initial business combination) through December 31, 2016 of the cumulative total return for our common stock, the Nasdaq Composite Index (NASDAQ Composite), and the Russell MicroCap Index. We use the Russell MicroCap Index because of the relatively limited number of peers companies in the SIC Code 900. These comparisons assume the investment of US$100 on February 25, 2013 and the reinvestment of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

The following two tables set forth selected consolidated statement of financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, which are derived from our audited consolidated financial statements. Our consolidated financial statements are prepared in accordance with U.S. GAAP. Our historical results for any period are not necessarily indicative of results to be expected for any future period. You should read the following selected financial information in conjunction with the consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended December 31,
	2016	% of	2015	% of	2014	% of
	US$	Revenue	US$	Revenue	US$	Revenue
	(in thousands, except for percentages, per share and operating data)
Consolidated Statement of Income Data:

Revenue
Ribbon fish	$10,374	50.5%	$20,346	33.5%	$65,396	28.0%
Croaker fish	6,187	30.1%	25,314	41.7%	17,810	7.6%
Reefcod	995	4.8%	262	0.4%	3	0.0%
Squid	695	3.4%	2,359	3.9%	2,594	1.1%
Shrimp	527	2.6%	1,897	3.1%	50,557	21.7%
Conger eel	449	2.2%	2,039	3.4%	8,150	3.5%
Others	1,314	6.4%	8,483	14.0%	88,917	38.1%

Total Revenue	20,541	100.0%	60,700	100.0%	233,427	100.0%

Cost of revenue
Fuel cost	20,200	98.3%	26,049	42.9%	97,906	41.9%
Depreciation	4,709	22.9%	4,999	8.2%	5,887	2.5%
Labor cost	1,981	9.6%	15,914	26.2%	15,471	6.7%
Maintenance fee	707	3.5%	10,364	17.1%	7,031	3.0%
Spare parts	564	2.8%	1,495	2.5%	5,771	2.5%
Freight	477	2.3%	2,600	4.3%	17,539	7.5%
Fishing license & agent fee	29	0.1%	1,489	2.5%	6,236	2.7%
Reserve for inventories	(213)	(1.0)%	-	-	-	-
Others	875	4.3%	567	0.9%	-	-

Total Cost of revenue	29,329	142.8%	63,477	104.6%	155,841	66.8%

Gross (loss) profit	(8,788)	(42.8)%	(2,777)	(4.6)%	77,586	33.2%

Selling expenses	(1,236)	(6.0)%	(1,859)	(3.1)%	(2,673)	(1.1)%
General and administrative expenses	(3,969)	(19.3)%	(2,934)	(4.8)%	(4,537)	(1.9)%
Operating (loss) income	(13,993)	(68.1)%	(7,569)	(12.5)%	70,376	30.1%

(Loss) income before income taxes	(14,676)	(71.4)%	19,558	32.2%	85,761	36.7%
Income tax	1	-	-	-	-	-
Net (loss) income	$(14,677)	(71.5)%	$19,558	32.2%	$85,761	36.7%

Net (loss) income per share
Basic and diluted	$(0.17)		$0.23		$1.08

Other Consolidated Financial Data:
Gross margin	(42.8)%		(4.6)%		33.2%
Operating margin	(68.1)%		(12.5)%		30.1%
Net margin	(71.5)%		32.2%		36.7%

Consolidated Operating Data:
Sales volume (kg)
Croaker fish	2,495,291		8,489,607		6,646,052
Ribbon fish	3,611,925		7,756,532		25,485,098
Reefcod	526,940		80,080		742,890
Squid	492,844		1,098,442		754,337
Shrimp	117,528		200,920		5,485,956
Conger eel	190,249		922,150		3,279,985
Others	401,946		3,088,138		34,008,105
Average selling price ($ per kg)
Croaker fish	2.48		2.98		2.68
Ribbon fish	2.87		2.62		2.57
Reefcod	1.89		3.27		3.43
Squid	1.41		2.15		3.44
Shrimp	4.48		9.44		9.22
Conger eel	2.36		2.21		2.48
Others	3.27		2.75		2.61

Consolidated Balance Sheet Data:
Cash	$820		$11,449		$12,752
Accounts receivable, net	11,323		12,575		50,000
Inventories	8,811		2,336		12,123
Property, plant and equipment	122,197		94,555		109,981
Total assets	$226,472		$231,877		$249,030
Secured short-term bank loans and current portion of long-term bank loans	$38,853		$34,651		$49,223
Total liabilities and commitments	86,760		65,037		99,771
Total shareholders’ equity	139,712		166,840		149,259
Total liabilities and shareholders’ equity	$226,472		$231,877		$249,030

	Year Ended December 31,
	2013		2012
	US$	% of Revenue	US$	% of Revenue
	(in thousands, except for percentages, per share and operating data)
Consolidated Statement of Income Data:

Revenue
Ribbon fish	$15,242	12.4%	$29,163	43.2%
Indian white shrimp	47,169	38.5%	9,659	14.3%
Croaker fish	10,022	8.2%	8,306	12.3%
Pomfret	1,120	0.9%	2,283	3.4%
Red fish	1,826	1.5%	726	1.1%
Threadfin	2,631	2.1%	596	0.9%
Others	44,658	36.4%	16,728	24.8%
Rental			-	-
Total Revenue	122,668	100.0%	67,461	100.0%

Cost of revenue
Fuel cost	46,562	38.0%	28,113	41.7%
Freight	6,694	5.4%	4,893	7.2%
Labor cost	3,761	3.0%	3,072	4.6%
Maintenance fee	2,653	2.2%	2,675	4.0%
Spare parts	9,055	7.4%	1,189	1.8%
Depreciation	3,759	3.0%	135	0.1%
License fee	2,499	2.1%	1,059	1.6%
Service fee	-	-	434	0.6%
Total Cost of revenue	74,983	61.1%	41,570	61.6%

Gross profit	47,685	38.9%	25,891	38.4%

Selling expenses	(1,618)	(1.3)%	(648)	(1.0)%
General and administrative expenses	(3,192)	(2.6)%	(463)	(0.7)%
Operating income from continuing operations	42,875	35.0%	24,780	36.7%

Income from continuing operations before income taxes	47,136	38.4%	24,280	36.0%
Income taxes	-	-	-	-
Net income from continuing operations	$47,136	38.4%	$24,280	36.0%

Net income from discontinued operations, net of taxes	51,910		84,494

Consolidated net income	$99,046		$108,775

Basic and diluted earnings per share
From continuing operations	$0.60		$0.32
From discontinued operations	0.66		1.09
Net income	$1.26		$1.41

Other Consolidated Financial Data:
Gross profit margin	38.9%		38.4%
Operating profit margin	35.0%		36.7%
Net profit margin	38.4%		36.0%

Consolidated Operating Data:
Sales volume (kg)
Ribbon fish	6,817,575		15,229,701
Indian white shrimp	19,249,641		1,275,801
Croaker fish	4,249,796		4,740,661
Pomfret	327,785		1,318,409
Red fish	519,095		221,250
Threadfin	874,087		205,560
Others	11,133,332		6,223,249
Average selling price ($ per kg)
Ribbon fish	2.24		1.91
Indian white shrimp	2.45		7.57
Croaker fish	2.36		1.75
Pomfret	3.42		1.73
Red fish	3.52		3.28
Threadfin	3.01		2.90
Others	4.01		2.69

Consolidated Balance Sheets Data:
Cash and cash equivalents	$8,157		$6,861
Accounts receivable	9,133		11,478
Inventories	9,096		194
Property, plant and equipment	101,971		37,748
Total assets	$170,131		$481,027
Secured short-term bank loans and current portion of long-term bank loans	$29,337		$33,264
Total liabilities and commitments	105,290		83,711
Total shareholders' equity	64,841		397,316
Total liabilities and shareholders' equity	$170,131		$481,027

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

Overview

We are a marine enterprises group primarily engaging in ocean fishing through our PRC operating subsidiary, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd., or Pingtan Fishing. We harvest a variety of fish species with many of our owned or licensed vessels operating within the Indian Exclusive Economic Zone, Indo-Pacific waters, the Arafura Sea of Indonesia and international waters of Atlantic and Pacific Oceans. We provide high quality seafood to a diverse group of customers including distributors, restaurant owners and exporters in the PRC.

In June 2013, we expanded our fleet from 40 to 86 vessels through a purchase of 46 fishing trawlers. We began operating these vessels in the third quarter of 2013 and have been entitled to net profits from their operation. Each vessel carries a crew of 10 to 15 persons. These vessels have resulted in additional carrying capacity of approximately 45,000 to 50,000 tons of fish.

In September 2013, we further increased our fleet to 106 vessels with the acquisition of 20 newly-built fishing trawlers. These vessels have a run-in period of 3 - 6 months, during which each is placed into the sea for testing prior to full operation. At full operation, each vessel is capable of harvesting 900 to 1,000 tons of fish.

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

In September 2014, we further expanded our fleet to 129 vessels with the addition of 3 newly-built light luring seine vessels. At full operation, each vessel is capable of harvesting 2,000 tons of fish.

In June 2015, we purchased 4 longline fishing vessels and 2 squid jigging vessels for the appraised fair market value of approximately $56.2 million. These vessels are primarily focused on catching tuna and squid.

As of December 31, 2016, we own 91 trawlers, 15 drifters, 3 light luring seine vessels, 2 squid jigging vessels and have exclusive operating license rights to 20 drifters, and we also have 4 longline fishing vessels in the final process of paperwork formalities and will be put into operation upon completion. We are the second largest China based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 13.4 years. These vessels are fully licensed to operate in their fishing territories.

Among the 135 fishing vessels, 13 are operating in Indo-Pacific waters; 12 are operating in the Bay of Bengal in India; 2 are operating in international waters of Southwest Atlantic and Southeast Pacific Oceans; 4 are in the final process of paperwork formalities and will be operating in international waters of Pacific Ocean upon completion, and the remaining vessels are licensed to operate in the Arafura Sea in Indonesia but temporarily not operating due to the moratorium discussed below.

We catch nearly 20 different species of fish including ribbon fish, croaker fish, pomfret, Spanish mackerel, conger eel, squid and red snapper. All of our catch is shipped back to China. Our fishing vessels transport frozen catch to a cold storage warehouse nearby onshore fishing bases. We then arrange chartered transportation ships to deliver frozen stocks to cold storage warehouses located in one of China’s largest seafood trading centers, Mawei Seafood Market in Fujian Province.

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

Revenue by territory

Our customers are from the following PRC territories:

	Year Ended December 31,
	2016	2015	2014
Guangdong province	48%	47%	34%
Fujian province	32%	36%	44%
Zhejiang province	13%	8%	5%
Shandong province	4%	3%	11%
Liaoning province	1%	2%	1%
Other areas	2%	4%	5%
Total	100%	100%	100%

Significant factors affecting our results of operations

●

The Indonesian government's moratorium on fishing licenses renewals: In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in Indonesian waters have been informed by the Indonesian government to operate within strict guidelines and subsequently to cease operation, in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. We currently operate 135 fishing vessels and have a license to operate 104 of these vessels operate in the Arafura Sea of Indonesia. To cooperate and comply with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of our normal level. Since February 2015, we have ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this ban has caused a significant drop in our production. In November 2015, the Indonesian government announced that the moratorium had concluded. Our expectation is that the MMAF will implement new fishing policies and resume the license renewal process although this has not yet occurred. In the meantime, we deployed thirteen vessels to Indo-Pacific waters and two squid jigging vessels to the international waters of Southwest Atlantic and Southeast Pacific Oceans in the second half of fiscal 2016. Furthermore, we expect to deploy 4 vessels to international waters of Pacific Ocean for tuna soon and we are looking forward to full-load operation of these vessels in the coming months.

●	Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable government agencies. Our inability to obtain, or loss or denial of extensions to, any of our applicable licenses or permits could hamper our ability to generate revenue from our operations.

●	Resource & environmental factors: Our fishing expeditions are based in the Indian Exclusive Economic Zone, Indo-Pacific waters, the Arafura Sea of Indonesia and international waters of Atlantic and Pacific Oceans. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also have impact our harvest volume.

●	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●	Competition: We engage in the business in the Bay of Bengal in India, Indo-Pacific waters, the Arafura Sea of Indonesia and international waters of Atlantic and Pacific Oceans. Competition within our dedicated fishing areas is not currently significant as the region is not overfished or regulated by government limits on the number of vessels that are allowed to fish in the territories; however, there is no guarantee that competition will not become more intense. Competition in the consumer market in China, however, is keen. We compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. We believe our catch appeals to a wide segment of consumers because of the low price points of our products.

●	Fishing licenses: Each of our fishing vessels requires approval from the Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are valid for a period of three to twelve months, and are awarded to us at no cost. We apply for the renewal of the approval prior to expiration to avoid interruptions of our fishing vessels’ operations. Each of our fishing vessels operating in Indonesian waters requires a fishing license granted by the authority in Indonesia.

RESULTS OF OPERATIONS

Comparison of results of operations for the year ended December 31, 2016 and 2015

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

For the years ended December 31, 2016 and 2015, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Year Ended December 31, 2016
	Revenue	Volume (KG)	Average price	Percentage of revenue
Ribbon fish	$10,374	3,611,925	$2.87	50.5%
Croaker fish	6,187	2,495,291	2.48	30.1%
Reefcod	995	526,940	1.89	4.8%
Squid	695	492,844	1.41	3.4%
Shrimp	527	117,528	4.48	2.6%
Conger eel	449	190,249	2.36	2.2%
Others	1,314	401,946	3.27	6.4%
Total	$20,541	7,836,723	$2.62	100.0%

	Year Ended December 31, 2015
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$25,314	8,489,607	$2.98	41.7%
Ribbon fish	20,346	7,756,532	2.62	33.5%
Pomfret	3,246	1,178,101	2.76	5.3%
Squid	2,359	1,098,442	2.15	3.9%
Spanish mackerel	2,288	724,228	3.16	3.8%
Conger eel	2,039	922,150	2.21	3.4%
Others	5,108	1,466,809	3.48	8.4%
Total	$60,700	21,635,869	$2.81	100.0%

For the year ended December 31, 2016, we had revenue of $20,540,769, as compared to revenue of $60,700,190 for the year ended December 31, 2015, a decrease of $40,159,421, or 66.2%. Sales volumes in the year ended December 31, 2016 decreased 63.8% to 7,836,723 kg from 21,635,869 kg in the year ended December 31, 2015. Average unit sale price decreased 6.8% in the year ended December 31, 2016 as compared to the year ended December 31, 2015, which was primarily due to the different sales mix.

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

Since we derive a majority of our revenue from this area, this temporary ban has caused a significant drop in our production. As a result, our sales for the year ended December 31, 2016 decreased significantly as compared to the year ended December 31, 2015. In November 2015, the Indonesian government announced that the moratorium had concluded. Our expectation is that the MMAF will implement new fishing policies and resume the license renewal process although this has not yet occurred. In the interim, our financial results will continue to be materially adversely affected by this moratorium. To satisfy our customers’ demand, we purchased fish from a third party and resold it to our customers which generated a positive gross margin. The positive gross margin in the reselling activities partially offset the decrease in our overall gross margin for the year ended December 31, 2016.

Cost of revenue

Our cost of revenue primarily consists of fuel cost, depreciation, direct labor cost, fishing vessels maintenance fee, other overhead costs, and purchase cost for reselling fish. Fuel cost, depreciation, labor cost, and maintenance fee generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the years ended December 31, 2016 and 2015 (dollars in thousands ):

	Year Ended December 31,
	2016			2015
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$20,200	68.8%	98.3%	$26,049	41.0%	42.9%
Depreciation	4,709	16.1%	22.9%	4,999	7.9%	8.2%
Labor cost	1,981	6.8%	9.6%	15,914	25.1%	26.2%
Maintenance fee	707	2.4%	3.5%	10,364	16.3%	17.1%
Spare parts	564	1.9%	2.8%	1,495	2.4%	2.5%
Freight	477	1.6%	2.3%	2,600	4.1%	4.3%
Fishing license and agent fee	29	0.1%	0.1%	1,489	2.3%	2.5%
Reserve for inventories	(213)	(0.7)%	(1.0)%	-	-	-
Other *	875	3.0%	4.3%	567	0.9%	0.9%
Total cost of revenue	$29,329	100.0%	142.8%	$63,477	100.0%	104.6%

* Represents the cost of fish purchased from third parties to satisfy our customers’ demand.

Cost of revenue for the year ended December 31, 2016 was $29,328,776, representing a decrease of $34,147,851 or 53.8% as compared to $63,476,627 for the year ended December 31, 2015. The decrease was primarily attributable to the decrease in our revenue.

Gross loss

Our gross loss is affected primarily by changes in production costs and purchase price for our reselling fish. Fuel cost, depreciation, labor cost, and maintenance fee together account for about 94.1% and 90.3% of cost of revenue for the years ended December 31, 2016 and 2015, respectively. The change in the fluctuation of fuel price, and change in labor cost may significantly affect our cost level and gross loss.

The following table sets forth information as to our revenue, cost of revenue, gross loss and gross margin for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
Revenue	$20,540,769	$60,700,190
Cost of revenue	$29,328,776	$63,476,627
Gross loss	$(8,788,007)	$(2,776,437)
Gross margin	(42.8)%	(4.6)%

Gross loss for the year ended December 31, 2016 was $8,788,007, representing an increase of $6,011,570 or 216.5% as compared to gross loss of $2,776,437 for the year ended December 31, 2015 due to the moratorium described elsewhere in this report. Gross margin decreased to (42.8)% for the year ended December 31, 2016 from (4.6)% for the year ended December 31, 2015.

The significant decrease in gross margin for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily attributable to the reduced scale of operations resulting in lower revenue, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenue; partially offset by the positive gross margin from our fish resale activities.

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

Selling expense totaled $1,235,497 for the year ended December 31, 2016, as compared to $1,858,687 for the year ended December 31, 2015, a decrease of $623,190 or 33.5%. Selling expense as a percentage of revenue for the year ended December 31, 2016 increased to 6.0% from 3.1% for the year ended December 31, 2015, which was mainly attributable to the significant decrease in sales revenue due to the Indonesian government’s moratorium described above and a change in insurance cost year over year. Selling expense for the years ended December 31, 2016 and 2015 consisted of the following:

	Year Ended December 31,
	2016	2015
Insurance	$595,222	$374,704
Shipping and handling fees	223,495	369,912
Storage fees	178,998	667,329
Customs service charge	161,619	183,390
Advertising	42,208	89,204
Other	33,955	174,148
	$1,235,497	$1,858,687

●	For the year ended December 31, 2016, insurance expense increased by $220,518, or 58.9%, as compared to the year ended December 31, 2015. The increase was primarily attributable to the increase in insured fishing vessels and the increase in unit premium for insured fishing vessels.

●	For the year ended December 31, 2016, shipping and handling fees decreased by $146,417, or 39.6%, as compared to the year ended December 31, 2015. The decrease was mainly attributable to the decrease in our fishing activities.

●	For the year ended December 31, 2016, storage fees decreased by $488,331, or 73.2%, as compared to the year ended December 31, 2015. The decrease was primarily attributable to the decrease in our storage area resulting from decreased inventories.

●	For the year ended December 31, 2016, customs service charge decreased by $21,771, or 11.9%, as compared to the year ended December 31, 2015, due to the decrease in fishing activities.

●	For the year ended December 31, 2016, advertising expenses decreased by $46,996, or 52.7%, as compared to the year ended December 31, 2015, mainly due to the decrease in advertising activities.

●	Other selling expense, which primarily consisted of fishing vessels’ examination fees, for the year ended December 31, 2016 decreased by $140,193, or 80.5%, as compared to the year ended December 31, 2015. The decrease was mainly due to the decrease in examination fees for our fishing vessels resulting from the decrease in examined fishing vessels.

General and administrative expense

General and administrative expense totaled $3,969,465 for the year ended December 31, 2016, as compared to $2,933,588 for the year ended December 31, 2015, an increase of $1,035,877 or 35.3%. General and administrative expense for the years ended December 31, 2016 and 2015 consisted of the following:

	Year Ended December 31,
	2016	2015
Professional fees	$1,271,837	$1,558,856
Compensation and related benefits	1,207,562	1,202,716
Rent and related administrative service charge	474,545	475,897
Depreciation	343,737	232,807
Travel and entertainment	175,697	126,209
Bad debt recovery	(100,366)	(770,195)
Other	596,453	107,298
	$3,969,465	$2,933,588

●	Professional fees, which primarily consist of legal fees, accounting fees, investor relations services charge, valuation service fees, consulting fees, and other fees associated with being a public company, for the year ended December 31, 2016, decreased by $287,019, or 18.4%, as compared to the year ended December 31, 2015. The decrease in the year ended December 31, 2016 was primarily attributable to a decrease in legal fees of approximately $156,000, a decrease in accounting fees of approximately $127,000, and a decrease in valuation fees of approximately $100,000, offset by an increase in investor relations services charge of approximately $79,000, and an increase in consulting service fees of approximately $17,000.

●	Compensation and related benefits remained roughly consistent for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

●	Rent and related administrative service charge remained consistent for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

●	For the year ended December 31, 2016, depreciation expense increased by $110,930, or 47.6%, as compared to the year ended December 31, 2015. During the year ended December 31, 2016, our 13 upgraded and renovated fishing vessels were temporarily idle. We recorded the related depreciation for these 13 fishing vessels as operating expenses rather than as cost of revenue. Therefore, the depreciation for operating expenses for year 2016 increased as compared to year 2015.

●	For the year ended December 31, 2016, travel and entertainment expense increased by $49,488, or 39.2% as compared to the year ended December 31, 2015. The increase was mainly attributable to an increase in travel for investor conferences.

●	For the year ended December 31, 2016, we recorded bad debt recovery of $100,366 as compared to bad debt recovery of $770,195 for the year ended December 31, 2015. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●

Other general and administrative expense, which primarily consist of insurance, communication fees, office supply, miscellaneous taxes, bank service charge, depreciation, and NASDAQ listing fee. For the year ended December 31, 2016, other general and administrative expense increased by $489,155, or 455.9%, as compared to the year ended December 31, 2015. The increase was mainly attributable to an increase in directors and officers liability insurance of approximately $358,000, an increase in bank service charge of approximately $96,000, and an increase in other miscellaneous items of approximately $35,000.

Loss from operations

As a result of the factors described above, for the year ended December 31, 2016, loss from operations amounted to $13,992,969, as compared to loss from operations of $7,568,712 for the year ended December 31, 2015, a change of $6,424,257, or 84.9%.

Other (expense) income

Other expense/income mainly include interest income from bank deposits, interest expense generated from short-term and long-term bank borrowings, foreign currency transaction loss, grant income from Chinese government, gain from cost method investment, loss on equity method investment, and loss on fixed assets disposal.

For the year ended December 31, 2016, other expense, net, amounted to $683,358 as compared to other income, net, of $27,127,114 for the year ended December 31, 2015, a decrease of $27,810,472, or 102.5%, which was primarily attributable to an increase in foreign currency transaction loss of approximately $234,000, a significant decrease in grant income of approximately $32,594,000 mainly due to the significant decrease in our fuel expenditures on our fishing activities resulting from the Indonesian government’s moratorium described above, a decrease in gain from cost method investment of approximately $38,000, an increase in loss on equity method investment of approximately $13,000, offset by an increase in interest income of approximately $1,828,000, a decrease in interest expense of approximately $1,658,000 primarily due to the decrease in our interest bearing bank loans, and a decrease in loss on fixed assets disposal of approximately $1,584,000.

The grant income represents an incentive granted by the Chinese government to encourage the development of ocean fishing industry in order to satisfy the demand for natural seafood in China. The grant income, which was recognized in the year ended December 31, 2016, is mainly related to the reimbursement of our fuel expenditures incurred in 2015.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the years ended December 31, 2016 and 2015. For the year ended December 31, 2016, income taxes expense was $984 which was generated by taxable income from fish reselling activities. Since February 2015, we have temporarily ceased fishing operations in Indonesian waters due to the Indonesian government’s moratorium previously mentioned. In order to satisfy our customers’ demand, we purchased fish from a third party and resold to our customers. We are required to pay income taxes for our fish reselling operations.

Net (loss) income

As a result of the factors described above, our net loss was $14,677,311 for the year ended December 31, 2016, compared to net income of $19,558,402 for the year ended December 31, 2015, a decrease of $34,235,713 or 175.0%.

Net (loss) income attributable to owners of the Company

The net loss attributable to owners of the Company was $13,717,623, or $0.17 per ordinary share (basic and diluted) for the year ended December 31, 2016, compared to net income attributable to owners of the Company of $18,352,917, or $0.23 per ordinary share (basic and diluted) for the year ended December 31, 2015, a decrease of $32,070,540 or 174.7%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and comprehensive (loss) income. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $9,288,056 for the year ended December 31, 2016, as compared to a foreign currency translation loss of $8,628,162 for the year ended December 31, 2015. This non-cash loss had the effect of increasing/decreasing our reported comprehensive loss/income.

Comprehensive (loss) income

As a result of our foreign currency translation adjustment, we had comprehensive loss for the year ended December 31, 2016 of $23,965,367, compared to comprehensive income of $10,930,240 for the year ended December 31, 2015.

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

Cost of revenue for the year ended December 31, 2015 was $63,476,627, representing a decrease of $92,364,196 or 59.3% as compared to $155,840,823 for the year ended December 31, 2014. The decrease was primarily attributable to reduced scale of production.

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

Gross loss for the year ended December 31, 2015 was $2,776,437, representing a change of $80,362,625 or 103.6% as compared to gross profit of $77,586,188 for the year ended December 31, 2014 due to the moratorium described above. Gross margin decreased to (4.6)% for the year ended December 31, 2015 from 33.2% for the year ended December 31, 2014.

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

General and administrative expense

General and administrative expense totaled $2,933,588 for the year ended December 31, 2015, as compared to $4,537,351 for the year ended December 31, 2014, a decrease of $1,603,763 or 35.3%. General and administrative expense for the years ended December 31, 2015 and 2014 consisted of the following:

	Year Ended December 31,
	2015	2014
Professional fees	$1,558,856	$829,113
Compensation and related benefits	1,202,716	994,587
Rent and related administrative service charge	475,897	475,608
Travel and entertainment	126,209	319,021
Bad debt (recovery) expense	(770,195)	1,173,223
Other	340,105	745,799
	$2,933,588	$4,537,351

●	Professional fees, which consist of legal fees, accounting fees, investor relations services charge, valuation service fees and other fees associated with being a public company, for the year ended December 31, 2015 increased by $729,743, or 88.0%, as compared to the year ended December 31, 2014. The increase in the year ended December 31, 2015 was primarily attributable to an increase in annual audit and quarterly review fees and assurance and related services charge of approximately $378,000 mainly due to the change in independent registered public accounting firm and increased professional service provided by our auditors in year 2015, an increase in legal fees of approximately $146,000 due to the increased legal activities incurred in year 2015, an increase in valuation service fees of approximately $118,000, an increase in accounting fees of approximately $50,000 because we engaged an outside consulting firm to help us on U.S. GAAP reporting compliance since November 2014, and an increase in investor relations service charge of approximately $40,000, offset by a decrease in other miscellaneous items of approximately $2,000.

●	Compensation and related benefits for the year ended December 31, 2015 increased by $208,129, or 20.9%, as compared to the year ended December 31, 2014. The increase for the year ended December 31, 2015 was mainly attributable to the increase in salaries and related benefits incurred and paid to our management and other administrative staff resulting from the anticipated expansion of our business.

●	Rent and related administrative service charge remained consistent for the year ended December 31, 2015 as compared the year ended December 31, 2014.

●	For the year ended December 31, 2015, travel and entertainment expense decreased by $192,812, or 60.4% as compared to the year ended December 31, 2014. The decrease was mainly attributable to a decrease in travel for investor road shows and conferences of approximately $152,000, and a decrease in entertainment expense of approximately $41,000 resulting from the decrease in entertainment activities incurred in year 2015.

●	For the year ended December 31, 2015, we recorded bad debt recovery of $770,195 as compared to bad debt expense of $1,173,223 for the year ended December 31, 2014. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●	Other general and administrative expense, which primarily consist of communication fees, office supply, depreciation, miscellaneous taxes, severance payments, registration fees, director and officer liability insurance and bank service charges, for the year ended December 31, 2015 decreased by $405,694, or 54.4%, as compared to the year ended December 31, 2014, which was mainly attributable to a decrease in bank service charges of approximately $173,000, and a decrease in liability insurance of approximately $288,000, offset by an increase in other miscellaneous items of approximately $55,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government grants as the government incentive for encouraging development of ocean fishing industry. At December 31, 2016 and 2015, we had cash balances of approximately $820,000 and $11,449,000, respectively. The significant portion of these funds are located in financial institutions located in the PRC and will continue to be indefinitely reinvested in our operations in the PRC.

The following table sets forth a summary of changes in our working capital from December 31, 2015 to December 31, 2016:

			December 31, 2015 to December 31, 2016
	December 31, 2016	December 31, 2015	Change	Percentage Change
Working capital (deficit):
Total current assets	$60,841,361	$91,945,902	$(31,104,541)	(33.8)%
Total current liabilities	64,920,719	42,466,795	22,453,924	52.9%
Working capital (deficit):	$(4,079,358)	$49,479,107	$(53,558,465)	(108.2)%

Our working capital decreased $53,558,465 to working capital deficit of $4,079,358 at December 31, 2016 from working capital of $49,479,107 at December 31, 2015. This decrease in working capital is primarily attributable to a significant decrease in cash of approximately $10,628,000, a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $1,252,000, a significant decrease in advances to suppliers of approximately $32,025,000 primarily due to the reclassification of advances to suppliers of approximately $29.8 million to other receivables in December 2016 since we received the refund of advances previously made to our supplier in January and February 2017 (See Note 5), a decrease in prepaid expenses – related parties of approximately $4,118,000, due to the decrease in prepaid fuel costs and other miscellaneous items to our related parties, a significant decrease in receivable from transferring equity method investment shares of approximately $15,407,000 resulting from the repayments received in 2016, a decrease in other receivables – related parties of approximately $7,248,000 mainly due to the repayments received from our related parties in 2016, an increase in accounts payable – related parties of approximately $2,152,000, an increase in long-term bank loans – current portion of approximately $4,619,000 resulting from the increase in working capital advances from banks, and a significant increase in accrued liabilities and other payables – related party of approximately $18,147,000 resulting from the significant increase in prepayment made for long-term assets and other miscellaneous payments made by our related party on behalf of us to our vendors, offset by an increase in restricted cash of approximately $1,334,000, a significant increase in inventories, net of reserve for inventories, of approximately $6,475,000 to meet our customers’ strong demand in our peak sales period of Chinese New Year in January 2017, a significant increase in other receivables of approximately $31,757,000 mainly due to the reclassification of advances to suppliers of approximately $29.8 million to other receivables in December 2016 since we received the refund of advances previously made to our supplier in January and February 2017 (See Note 5), a decrease in short-term bank loans of approximately $417,000, a decrease in accrued liabilities and other payables of approximately $645,000, and a decrease in due to related parties of approximately $1,341,000.

Because the exchange rate conversion is different for consolidated balance sheets and consolidated statements of cash flows, the changes in assets and liabilities reflected on consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on consolidated balance sheets.

Cash flows for the year ended December 31, 2016 compared to the year ended December 31, 2015

The following summarizes the key components of our cash flows for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Net cash (used in) provided by operating activities	$(4,950,046)	$40,853,550
Net cash used in investing activities	(13,081,250)	(66,187,228)
Net cash provided by financing activities	7,871,414	23,881,357
Effect of exchange rate on cash	(468,406)	148,733
Net decrease in cash	$(10,628,288)	$(1,303,588)

Net cash flow used in operating activities was $4,950,046 for the year ended December 31, 2016 as compared to net cash flow provided by operating activities of $40,853,550 for the year ended December 31, 2015, a decrease of $45,803,596.

●	Net cash flow used in operating activities for the year ended December 31, 2016 primarily reflected net loss of approximately $14,677,000 and the non-cash items, primarily consisting of decrease in allowance for doubtful accounts of approximately $100,000, and decrease in reserve for inventories of approximately $213,000, and changes in operating assets and liabilities primarily consisting of an increase in inventories of approximately $6,706,000 in order to meet our customers’ strong demand in our peak sales period of Chinese New Year in January 2017, an increase in advances to suppliers of approximately $145,000, an increase in other receivable of approximately $1,994,000, a decrease in accrued liabilities and other payables of approximately $335,000, offset by the add-back of non-cash items of depreciation of approximately $6,614,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $563,000, a significant decrease in prepaid expenses – related parties of approximately $3,989,000 due to the decrease in prepaid fuel costs and other miscellaneous items to our related parties, an increase in accounts payable – related parties of approximately $2,275,000, and an significant increase in accrued liabilities and other payables – related party of approximately $5,732,000 resulting from the significant increase in miscellaneous payments made by our related party on our behalf to our vendors.

●	Net cash flow provided by operating activities for the year ended December 31, 2015 primarily reflected net income of approximately $19,558,000 and the add-back of non-cash items, mainly consisting of depreciation of approximately $6,353,000, an increase in reserve for inventories of approximately $228,000, and a loss on disposal of fixed assets of approximately $1,584,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $37,007,000 due to the significant decrease in revenue and collections made, a decrease in inventories of approximately $9,303,000 mainly due to the decreased fishing activities in 2015, a decrease in prepaid expenses – related parties of approximately $2,383,000, a decrease in deferred expenses – related parties of approximately $1,016,000, a decrease in other receivables of approximately $88,000, an increase in accounts payable – related party of approximately $2,203,000, offset by a significant increase in advances to suppliers of approximately $37,576,000 in order to satisfy our customers’ demand, a decrease in accounts payable of approximately $146,000, a decrease in advances from customers of approximately $163,000, and a decrease in accrued liabilities and other payables of approximately $266,000, and non-cash item of the decrease in allowance for doubtful accounts of approximately $770,000.

Net cash flow used in investing activities was $13,081,250 for the year ended December 31, 2016 as compared to net cash flow used in investing activities of $66,187,228 for the year ended December 31, 2015. During the year ended December 31, 2016, we made payments for purchase of property, plant and equipment of approximately $1,465,000, and made prepayments for long-term assets of approximately $26,671,000, offset by proceeds received from transferring equity method investment share of approximately $15,055,000. During the year ended December 31, 2015, we made the payments for equity method investment of approximately $40,209,000 for fishery processing purpose and made payments for purchase of property, plant and equipment of approximately $56,222,000, offset by refunds received from commercial retail space prepayments of approximately $22,202,000 and proceeds received from transferring equity method investment share of approximately $8,042,000.

Net cash flow provided by financing activities was $7,871,414 for the year ended December 31, 2016 as compared to net cash flow provided by financing activities of $23,881,357 for the year ended December 31, 2015. During the year ended December 31, 2016, we received proceeds from short-term bank loans of approximately $23,276,000, received proceeds from long-term bank loans of approximately $18,819,000, and received advances from related parties of approximately $5,064,000, offset by the repayments of short-term bank loans of approximately $22,235,000, repayments of long-term bank loans of approximately $12,390,000, the increase in restricted cash of approximately $1,499,000, and cash made for dividend payments of approximately $3,162,000. During the year ended December 31, 2015, we received proceeds from short-term bank loans of approximately $23,958,000, received advances from related parties of approximately $3,910,000 and received capital contribution from non-controlling interest of approximately $64,335,000, offset by the repayments of short-term bank loans of approximately $30,990,000, repayments of long-term bank loans of approximately $19,964,000, the increase in restricted cash of approximately $1,647,000, cash made for dividend payments of approximately $2,372,000, and payments made to related parties in connection with the termination of VIE structure of approximately $13,349,000 which will be returned to us in next 12 months.

Cash flows for the year ended December 31, 2015 compared to the year ended December 31, 2014

The following summarizes the key components of our cash flows for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Net cash provided by operating activities	$40,853,550	$33,928,408
Net cash used in investing activities	(66,187,228)	(35,862,379)
Net cash provided by financing activities	23,881,357	6,724,079
Effect of exchange rate on cash	148,733	(194,435)
Net (decrease) increase in cash	$(1,303,588)	$4,595,673

Net cash flow provided by operating activities was $40,853,550 for the year ended December 31, 2015 as compared to $33,928,408 for the year ended December 31, 2014, an increase of $6,925,142.

●	Net cash flow provided by operating activities for the year ended December 31, 2015 primarily reflected net income of approximately $19,558,000 and the add-back of non-cash items, mainly consisting of depreciation of approximately $6,353,000, an increase in reserve for inventories of approximately $228,000, and a loss on disposal of fixed assets of approximately $1,584,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $37,007,000 due to the significant decrease in revenue and collections made, a decrease in inventories of approximately $9,303,000 mainly due to the decreased fishing activities in 2015, a decrease in prepaid expenses – related parties of approximately $2,383,000, a decrease in deferred expenses – related parties of approximately $1,016,000, a decrease in other receivables of approximately $88,000, an increase in accounts payable – related party of approximately $2,203,000, offset by a significant increase in advances to suppliers of approximately $37,576,000 in order to satisfy our customers’ demand, a decrease in accounts payable of approximately $146,000, a decrease in advances from customers of approximately $163,000, and a decrease in accrued liabilities and other payables of approximately $266,000, and non-cash item of the decrease in allowance for doubtful accounts of approximately $770,000.

●	Net cash flow provided by operating activities for the year ended December 31, 2014 primarily reflected net income of approximately $85,761,000 and the add-back of non-cash item consisting of depreciation of approximately $6,018,000 and an increase in allowance for doubtful accounts of approximately $1,173,000, and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expense approximately $4,214,000, an increase in accrued liabilities and other payables of approximately $1,019,000, offset primarily by an increase in accounts receivable of approximately $42,135,000 due to the increase in our sales revenue in 2014, an increase in prepaid expenses – related parties of approximately $7,314,000 mainly due to the prepayments for our fishing license and service fees made to related parties in 2014, an increase in deferred expenses – related parties of approximately $1,028,000, an increase in inventories of approximately $3,151,000 due to the increase in our fishing capacity in 2014, a decrease in accounts payable of approximately $1,763,000 and a decrease in accounts payable – related parties of approximately $8,604,000 due to the repayments made to related parties in 2014.

Net cash flow used in investing activities was $66,187,228 for the year ended December 31, 2015 as compared to net cash flow used in investing activities of $35,862,379 for the year ended December 31, 2014. During the year ended December 31, 2015, we made the payments for equity method investment of approximately $40,209,000 for fishery processing purpose and made payments for purchase of property, plant and equipment of approximately $56,222,000, offset by refunds received from commercial retail space prepayments of approximately $22,202,000 and proceeds received from transferring equity method investment share of approximately $8,042,000. During the year ended December 31, 2014, we made the prepayments for acquisition of commercial retail space of approximately $22,471,000, and made payments for purchase of property, plant and equipment of $891,000 and made investment in equity investment interest of approximately $15,953,000, offset by proceeds from government grants for fishing vessels construction of approximately $3,452,000.

Net cash flow provided by financing activities was $23,881,357 for the year ended December 31, 2015 as compared to net cash flow provided by financing activities of $6,724,079 for the year ended December 31, 2014. During the year ended December 31, 2015, we received proceeds from short-term bank loans of approximately $23,958,000, received advances from related parties of approximately $3,910,000 and received capital contribution from non-controlling interest of approximately $64,335,000, offset by the repayments of short-term bank loans of approximately $30,990,000, repayments of long-term bank loans of approximately $19,964,000, the increase in restricted cash of approximately $1,647,000, cash made for dividend payments of approximately $2,372,000, and payments made to related parties in connection with the termination of VIE structure of approximately $13,349,000 which will be returned to us in next 12 months. During the year ended December 31, 2014, we received proceeds from short-term bank loans of approximately $67,175,000, and received proceeds from long-term bank loans of approximately $3,744,000, and received advances from related parties of approximately $2,350,000, offset by the repayments of short-term bank loans of approximately $45,798,000, repayments of long-term bank loans of approximately $19,957,000 and cash made for dividend payments of approximately $791,000.

We noted the negative working capital and net cash used in operating activities and believe this is a temporary trend that our working capital situation will turn around in the near future. We estimate that we will require additional working capital to fund our current operations for the next 12 months. We have historically funded our capital expenditures through cash flow provided by operations, bank loans and related parties’ advances. As of December 31, 2016, we have contractual commitments of RMB 2 million (approximately $0.3 million) related to an equity investment commitment, and RMB 7 million (approximately $1.0 million) related to 4 fishing vessels construction commitment. We intend to fund the costs with cash flow from our operations and by obtaining financing mainly from local banking institutions with which we have done business in the past. We believe that the relationships with local banks are in good standing. And we have not encountered difficulties in obtaining needed borrowings from local banks. In addition, we received the refund of prepayments made for fish goods of approximately $30 million form a third party in January and February 2017. Furthermore, we received approximately $13 million grant income in January 2017 as an incentive granted by Chinese government to encourage the development of ocean fishing industry. Considering our available cash together with our cash inflow from gradually recovering operations and financing, we believe that it is not likely that we will not meet our anticipated cash requirements for the next twelve months.

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

The following tables summarize our contractual obligations as of December 31, 2016 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$7	$7	$-	$-	$-
Related party rental and related administrative service charge obligation	462	462	-	-	-
Registered capital contribution obligation in equity investment interest	288	-	-	-	288
4 fishing vessels construction obligation	1,009	1,009	-	-	-
Short-term bank loans (1)	21,555	21,555	-	-	-
Long-term bank loans	39,138	17,299	11,316	5,838	4,685
Total	$62,459	$40,332	$11,316	$5,838	$4,973

(1)	Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

Off-balance sheet arrangements

No.

Recent accounting pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842).” The new guidance requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. A lessee will need to recognize on its balance sheet a right-of-use asset and a lease liability for the majority of its leases (other than leases that meet the definition of a short-term lease). The lease liabilities will be equal to the present value of lease payments. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles of current United States auditing standards. Specifically, ASU 2014-15 (1) provides a definition of the term “substantial doubt”, (2) requires an evaluation every reporting period, including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is still present, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for fiscal years ending after December 15, 2016. We adopted ASU 2014-15 during the fourth quarter of 2016. The adoption of ASU 2014-15 did not have an impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB deferred the effective date of this standard by one year, which will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has begun its process of assessing the impact of the guidance. To date the Company's assessment efforts include the identification of various revenue streams within the scope of the guidance and the evaluation of certain revenue contracts with residents. The Company continues to evaluate the standard (and related clarifying guidance issued by the FASB) and the allowable methods of adoption. ASU 2014-09 may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). We are currently evaluating the potential impact of adopting this new accounting standard.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Oil cost accounts for approximately 68.8% of our total cost of revenue for the year ended December 31, 2016. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at December 31, 2016 and did not employ any commodity price derivatives in the year ended December 31, 2016.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would decrease (increase) our comprehensive loss by $240,000 for the year ended December 31, 2016 based on our revenue, costs and expenses, and assets and liabilities denominated in RMB as of December 31, 2016. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $60.7 million at December 31, 2016. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our interest on our borrowings by approximately $30,000. The potential change in interest amount is calculated based on the change in the interest amount over a one year period due to an immediate 100 basis point change in interest rates.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016, due to the material weakness in internal control described below.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2016, based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the material weakness in our internal control over financial reporting as of December 31, 2016 that we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of US GAAP commensurate with our financial reporting requirements. We concluded that our internal control over financial reporting was not effective as of December 31, 2016.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2016 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weakness, our consolidated financial statements for the year ended December 31, 2016 are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Controls over Financial Reporting

In order to correct the foregoing weakness, we have taken the following remediation measures:

●	We have engaged an outside consulting firm to help us with U.S. GAAP reporting compliance since November 2014.

●	We are currently evaluating the need for the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we might decide to outsource the function to an outside party.

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

Name	Age	Position
Xinrong Zhuo	53	Chief Executive Officer and Chairman of the Board
Roy Yu	35	Chief Financial Officer
Lin Bao	57	Director
Zengbiao Zhu	68	Director
Xing An Lin	54	Director
Lin Lin	43	Director

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

Xing An Lin has served as an independent member of our board since February 2015. Mr. Lin is a Chinese Certified Public Accountant and Certified Tax Agent. He has served as Officer in Pingtan Haixin Tax Accountant Agent Office since December 2005. From January 2000 to November 2005, he served as Project Manager of Fujian Broker Accounting Firm. From November 1991 to December 1999, he served as Project Manager in Pingtan Audit Co., Ltd. From September 1985 to October 1991, he served as Accountant in Pingtan Grain Bureau Commercial Industry Company. Mr. Lin received his associate degree in Accounting from Fujian Xiamen University in 1983. Mr. Lin is qualified to serve on the board of directors due to his extensive accounting and regulatory background.

Lin Lin has served as an independent member of our board since February 2015. Mr. Lin is a Certified Tax Agent. He has served as Director in Pingtan Haixin Tax Accountant Agent Office since November 2004. From December 2005 to October 2010, he served as Project Manager of Pingtan Haixin Tax Accountant Agent Office. From October 1990 to November 2005, he served as Financial Controller in Pingtan Pharmaceutical Company. Mr. Lin received his bachelor’s degree in 1998 in Professional Management from the Party School of the CPC Central Committee. Mr. Lin is qualified to serve on the board of directors due to his extensive accounting and regulatory background.

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

Executive Officers

Roy Yu has served as our chief financial officer since April 2013. Prior to joining the Company, Mr. Yu served as the Chief Financial Officer of Lihua International, Inc. (NASDAQ: LIWA) from October 2008 until November 2012. He also served as a member of the board of directors of Lihua International Inc. from June 24, 2008 until his resignation on December 8, 2008. Between June 2006 and April 2008, Mr. Yu was the Executive Vice President at Fushi Copperweld, Inc. (NASDAQ: FSIN), where his responsibilities included corporate governance and finance. From May 2005 until June 2006, Mr. Yu was the Chief Financial Officer of Songzai International Holding Group, Inc. (OTCBB: SGZH). From October 2004 until May 2005, Mr. Yu was the Vice President at Yinhai Technology and Development Co. Mr. Yu received his bachelor’s degree in Accounting and Finance from London Southbank University in 2004.

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

Committees and Meeting Attendance

Our Board held two meetings during the fiscal year ended December 31, 2016. Our Board has an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Audit Committee held four meetings during the fiscal year ended December 31, 2016. Our Compensation Committee held two meetings and our Nominating and Governance Committee held one meeting during the fiscal year ended December 31, 2016.

During 2016, each member of the Board attended or participated in 100% of the aggregate of (i) the total number of meetings of the Board (held during the period for which such person has been a director) and (ii) the total number of meetings held by all committees of the Board on which such person served (during the periods that such person served). Our Amended and Restated Memorandum and Articles of Association provide that the Chairman of our Board shall preside at all meetings of our shareholders. Each director is expected to make reasonable efforts to attend Board meetings, meetings of committees of which such director is a member and the Annual Meetings of Shareholders. All of our then sitting directors attended the 2016 Annual Meetings of Shareholders.

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

Compensation Committee Interlocks and Insider Participation

Mr. XingAn Lin, Zengbiao Zhu and Lin Lin currently serve on the Compensation Committee, which is currently chaired by Mr. Zhu. No member of the Compensation Committee is one of our executive officers, and no member of the Compensation Committee had any relationships requiring disclosure by us under the Commission’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a Compensation Committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as one of our directors or member of the Compensation Committee during 2016.

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

Xingrong Zhuo. We have entered into an employment agreement with Xingrong Zhuo, our chief executive officer for a term of three years. Pursuant to the employment agreement, Mr. Zhuo will receive annual compensation of HKD$312,000, equal to $40,197. In addition, Mr. Zhuo’s employment agreement provides for an annual bonus based on the executive’s performance and our financial performance. Annual bonuses will be determined by us in our sole discretion and will be approved by our Compensation Committee. Mr. Zhuo is eligible for participation in any standard employee benefit plan of the Company that currently exists or may be adopted by the Company in the future, but not limited to, any retirement plan, and travel holiday policy.

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

The following table sets forth information concerning cash and non-cash compensation paid to our named executive officers for 2016, 2015 and 2014, respectively.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other compensation	Total
Xinrong Zhuo	2016	$40,248	$—	$—	$—	$—	$40,248
Chief Executive	2015	$40,261	$—	$—	$—	$—	$40,261
Officer	2014	$40,230	$—	$—	$—	$—	$40,230

Roy Yu	2016	$240,000	$20,000	$—	$—	$—	$260,000
Chief Financial	2015	$240,000	$20,000	$—	$—	$—	$260,000
Office	2014	$240,000	$20,000	$—	$—	$—	$260,000

Outstanding Equity Awards at 2016 Fiscal Year End

As of December 31, 2016, there were no outstanding equity awards for our named executive officer.

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

As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control where the value of such compensation exceeds $60,000 per executive officer.

Director Compensation

We did not pay compensation to any non-employee directors during the fiscal year 2016.

Our non-employee directors did not hold any outstanding option awards as of December 31, 2016.

We do not pay our directors in connection with attending individual Board meetings, but we reimburse our directors for expenses incurred in connection with such meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our capital stock as of March 23, 2017 by:

●	each shareholder or group of affiliated shareholders, who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 79,055,053 our ordinary shares outstanding as of March 23, 2017.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Ordinary shares subject to options and warrants currently exercisable or exercisable within 60 days of March 23, 2017 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of March 23, 2017 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all of our ordinary shares shown as beneficially owned by them.

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

The following is a summary of the significant related party transactions in which we engaged during the year ended December 31, 2016:

From time to time, we made prepayments for fuel cost and other miscellaneous items to our related parties. Those prepayments are short-term in nature, non-interest bearing, and unsecured. As of December 31, 2016, our prepayments to our related parties amounted to approximately $522,000. (See Note 10 – Related Party Transactions to Notes to Consolidated Financial Statements).

In connection with the termination of VIE structure and to comply with PRC regulation, we paid RMB 83 million (approximately US$12.8 million) in total, which is Pingtan Fishing’s registered capital, to Pingtan Fishing’s Shareholders (which are Zhiyan Lin and Honghong Zhuo) to transfer their 100% of equity interest of Pingtan Fishing to Fujian Heyue, our subsidiary, pursuant to the Equity Transfer Agreement dated February 9, 2015. In year 2015, Honghong Zhuo repaid $4.9 million to us. In year 2016, Honghong Zhuo and Zhiyan Lin altogether repaid approximately 7.2 million to us. As of December 31, 2016, Zhiyan Lin still owed us approximately $640,000 which was included in other receivables – related parties on the accompanying consolidated balance sheets. This payment will be returned in full to us within one year.

From time to time, we made purchase from our related parties vendors. As of December 31, 2016, our outstanding accounts payable for Hong Fa Shipping Limited, Hong Long, Huna Lin, and Hai Yi Shipping Limited, amounted to approximately $1,740,000, $806,000, $14,000, and $500, respectively.

During the year ended December 31, 2016, a related party, Hong Long, made some prepayments for our long-term assets and other miscellaneous payments on behalf of us to our vendors. As of December 31, 2016, we owed Hong Long approximately $18.1 million which was included in accrued liabilities and other payable – related party. The amount is short-term in nature, non-interest bearing, unsecured and payable on demand.

Our Chief Executive Officer, from time to time, has provided advances to us for working capital purpose. The advances are short-term in nature, non-interest bearing, unsecured and payable on demand. In year 2016, we repaid approximately $1.4 million to our Chief Executive Officer.

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO, (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB 84,000 (approximately $13,000) were due for each year of the term. The term of the Office Lease was 3 years and expired on August 1, 2015. The Company renewed the Office Lease. Pursuant to the renewed Office Lease, the annual rent is RMB 84,000 (approximately $13,000) and the renewed Office Lease expires on July 31, 2017. For the year ended December 31, 2016, rent expense related to the Office Lease amounted to approximately $13,000.

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office and provided related administrative service (the “Service Agreement”). Pursuant to the Service Agreement, monthly payments of Hong Kong Dollar (“HK$”) HK$298,500 (approximately $38,000) were due for each month of the term. The term of the Service Agreement was 1.5 years and expired on December 31, 2014. The Company renewed the Service Agreement. Pursuant to the renewed Service Agreement, the monthly payments are HK$298,500 (approximately $38,000) and the renewed Service Agreement expires on December 31, 2017. For the year ended December 31, 2016, rent expense and corresponding administrative service charge related to the Service Agreement amounted to approximately $462,000.

During the year ended December 31, 2016, we made purchase of fuel, fishing nets and other on-board consumables from Hong Fa Shipping Limited, Hai Yi Shipping Ltd., and Haifeng Dafu Enterprise Co., Ltd., of approximately $15,637,000, $8,854,000, and $942,000, respectively.

During the year ended December 31, 2016, we made purchase of vessel maintenance service from PT. Avona Mina Lestari of approximately $674,000.

During the year ended December 31, 2016, we made purchase of transportation service from Fuzhou Honglong Ocean Fishery Co., Ltd. of approximately $40,000.

In December 2015, we entered into one pledge contract with The Export Import Bank of China pursuant to which we pledged 12 fishing vessels with carrying amounts of approximately $8,500,000, as collateral to secure Hong Long’s $ 6,054,450 in long-term loans from the financial institution, which are due on November 21, 2021.

From time to time, our related parties provided guarantee and collateral for our bank borrowings (See Note 11 – Bank Loans to Notes to Consolidated Financial Statements).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditor’s Fees

The following is a summary of the fees billed to the Company by its principal independent registered accounting firm for professional services rendered for the years ended December 31, 2016 and 2015 (in US dollars):

	Year Ended December 31,
	2016	2015
Audit Fees	$615,832	$625,400
Audit-Related Fees	-	115,025
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$615,832	$740,425

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit and non-audit service performed by BDO China SHU LUN PAN Certified Public Accountants LLP for our consolidated financial statements as of and for the year ended December 31, 2016.

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

(3) Exhibits

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated as of October 24, 2012, by and between China Growth Equity Investment Ltd., China Dredging Group Co., Ltd., China Growth Dredging Sub Ltd., and Xinrong Zhuo (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on October 30, 2012)

2.2	Share Purchase Agreement, dated as of October 24, 2012, by and among China Growth Equity Investment Ltd, Merchant Supreme Co., Ltd., Prime Cheer Corporation Limited, Xinrong Zhuo, Fujian Provincial Pingtan County Ocean Fishing Group Co., Heroic Treasure Limited and Fuzhou Honglong Ocean Fishery Co., Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on October 30, 2012)

3.1	Amended and Restated Memorandum and Articles of Association of Pingtan Marine Enterprise Ltd. filed with the Cayman Islands Registrar of on February 26, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

3.2	Articles and Plan of Merger, filed with the Registry of Corporate Affairs of the British Virgin Islands on February 25, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013))

3.3	Certificate of Merger, filed with the Registry of Corporate Affairs of the British Virgin Islands on February 25, 2013 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

3.4	Amended and Restated Memorandum of Association of China Dredging Group Co., Ltd. (incorporated by reference to Exhibit 1.1 to China Dredging Group Co., Ltd.’s Annual Report on Form 20-F (File No. 000-53465) filed with the Securities and Exchange Commission on November 2, 2010)

3.5	Articles of Association of China Dredging Group Co., Ltd. (incorporated by reference to Exhibit 1.2 to China Dredging Group Co., Ltd.’s Annual Report on Form 20-F (File No. 000-53465) filed with the Securities and Exchange Commission on November 2, 2010)

4.1	Specimen Ordinary Share (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

4.3	Warrant Agreement and between American Stock Transfer & Trust Company and China Growth Equity Investment Ltd. dated May 26, 2011. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-173323) filed with the Securities and Exchange Commission on May 20, 2011)

10.1	Master Agreement by and between Pingtan Marine Enterprise Ltd. and Fuzhou Honglong Ocean Fishery Co., Ltd., dated June 19, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on June 25, 2013)

10.2	Promissory Note issued by the Company, dated June 19, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on June 25, 2013).

10.3	Share Purchase Agreement by and between Pingtan Marine Enterprise Ltd. and Fuzhou Honglong Ocean Fishery Co., Ltd., dated December 4, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on December 9, 2013).

10.4	Employment Contract between Pingtan Marine Enterprise Ltd. and Roy Yu, dated April 18, 2013. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on April 19, 2013).**

10.5	Employment Agreement between Pingtan Marine Enterprise Ltd. and Xinrong Zhuo, dated October 26, 2013. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 10, 2014) **

10.6	English translation of the Investment Agreement dated February 9, 2015, by and between Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd, China Agriculture Industry Development Fund Co., Ltd, Honghong Zhuo and Xinrong Zhuo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.7	English translation of the Equity Transfer Agreement dated February 9, 2015, by and between Honghong Zhuo, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Fujian Heyue Marine Fishing Development Co., Ltd. (incorporated by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.8	English translation of the Equity Transfer Agreement dated February 9, 2015, by and between Zhiyan Lin, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Fujian Heyue Marine Fishing Development Co., Ltd (incorporated by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.9	English translation of the Agreement of Termination dated February 9, 2015, by and between Honghong Zhuo, Zhiyan Lin, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Pingtan Guansheng Ocean Fishing Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 10, 2014)

23.1	Consent of BDO China SHU LUN PAN Certified Public Accountants LLP*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Filed Herein

**	Indicates a management contract or compensatory plan or arrangement

Pingtan Marine’s Annual Report on Form 10-K for the year ended December 31, 2016, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2017

Pingtan Marine Enterprise Ltd.

By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Xinrong Zhuo	Chairman of the Board and Chief Executive	March 23, 2017
Xinrong Zhuo	Officer (Principal Executive Officer)

/s/ Roy Yu	Chief Financial Officer	March 23, 2017
Roy Yu	(Principal Financial and Accounting Officer)

/s/ Lin Bao	Director	March 23, 2017
Lin Bao

/s/ Zengbiao Zhu	Director	March 23, 2017
Zengbiao Zhu

/s/ Lin Lin	Director	March 23, 2017
Lin Lin

/s/ XingAn Lin	Director	March 23, 2017
XingAn Lin

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pingtan Marine Enterprise Ltd.

We have audited the accompanying consolidated balance sheets of Pingtan Marine Enterprise Ltd. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pingtan Marine Enterprise Ltd. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

Beijing, China

March 23, 2017

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash	$820,396	$11,448,684
Restricted cash	2,911,922	1,577,642
Accounts receivable, net of allowance for doubtful accounts	11,322,726	12,575,042
Inventories, net of reserve for inventories	8,811,111	2,336,167
Advances to suppliers	3,969,351	35,994,146
Prepaid expenses	8,145	1,818
Prepaid expenses - related parties	522,337	4,640,166
Receivable from transferring equity method investment shares	-	15,406,659
Other receivables	31,835,456	78,051
Other receivables - related parties	639,917	7,887,527

Total Current Assets	60,841,361	91,945,902

OTHER ASSETS:
Cost method investment	3,027,245	3,235,398
Equity method investment	28,493,273	30,486,314
Prepayment for long-term assets	11,913,912	11,654,645
Property, plant and equipment, net	122,196,594	94,555,114

Total Other Assets	165,631,024	139,931,471

Total Assets	$226,472,385	$231,877,373

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$916,737	$978,353
Accounts payable - related parties	2,560,760	408,631
Short-term bank loans	21,554,636	21,971,438
Long-term bank loans - current portion	17,298,544	12,679,680
Accrued liabilities and other payables	4,399,536	5,044,049
Accrued liabilities and other payables - related party	18,147,152	-
Due to related parties	43,354	1,384,644

Total Current Liabilities	64,920,719	42,466,795

OTHER LIABILITIES:
Long-term bank loans - non-current portion	21,839,412	22,570,755

Total Liabilities	86,760,131	65,037,550

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at December 31, 2016 and 2015)	79,055	79,055
Additional paid-in capital	111,008,085	111,008,085
Retained earnings	17,438,215	34,318,040
Statutory reserve	9,391,827	9,391,827
Accumulated other comprehensive loss	(12,879,051)	(4,326,351)
Total equity attributable to owners of the company	125,038,131	150,470,656
Non-controlling interest	14,674,123	16,369,167

Total Shareholders' Equity	139,712,254	166,839,823

Total Liabilities and Shareholders' Equity	$226,472,385	$231,877,373

See notes to consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(IN U.S. DOLLARS)

	For the Years Ended December 31,
	2016	2015	2014

REVENUE	$20,540,769	$60,700,190	$233,427,011

COST OF REVENUE	29,328,776	63,476,627	155,840,823

GROSS (LOSS) PROFIT	(8,788,007)	(2,776,437)	77,586,188

OPERATING EXPENSES:
Selling	1,235,497	1,858,687	2,673,213
General and administrative	3,969,465	2,933,588	4,537,351

Total Operating Expenses	5,204,962	4,792,275	7,210,564

(LOSS) INCOME FROM OPERATIONS	(13,992,969)	(7,568,712)	70,375,624

OTHER INCOME (EXPENSE):
Interest income	1,931,963	103,668	16,772
Interest expense	(1,972,267)	(3,630,200)	(4,815,670)
Foreign currency transaction loss	(1,543,357)	(1,308,922)	(258,248)
Grant income	558,451	33,152,698	20,094,039
Gain from cost method investment	375,396	413,614	348,523
Loss on equity method investment	(33,073)	(19,700)	-
Loss on fixed assets disposal	-	(1,583,834)	-
Other expense	(471)	(210)	(335)

Total Other (Expense) Income, net	(683,358)	27,127,114	15,385,081

(LOSS) INCOME BEFORE INCOME TAXES	(14,676,327)	19,558,402	85,760,705

INCOME TAXES	984	-	-

NET (LOSS) INCOME	$(14,677,311)	$19,558,402	$85,760,705

LESS: NET (LOSS) INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	(959,688)	1,205,485	-

NET (LOSS) INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$(13,717,623)	$18,352,917	$85,760,705

COMPREHENSIVE (LOSS) INCOME:
NET (LOSS) INCOME	(14,677,311)	19,558,402	85,760,705
OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(9,288,056)	(8,628,162)	(552,656)
COMPREHENSIVE (LOSS) INCOME	$(23,965,367)	$10,930,240	$85,208,049
LESS: COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	(1,695,044)	658,092	-
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$(22,270,323)	$10,272,148	$85,208,049

NET (LOSS) INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPNAY
Basic and diluted	$(0.17)	$0.23	$1.08

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053	79,055,053

See notes to consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
	Ordinary Shares		Additional	(Accumulated Deficit)		Accumulated Other Comprehensive	Non-	Total
	Number of		Paid-in	Retained	Statutory	Income	controlling	Shareholders'
	Shares	Amount	Capital	Earnings	Reserve	(Loss)	Interest	Equity

Balance, December 31, 2013	79,055,053	$79,055	$117,525,377	$(63,654,445)	$6,412,892	$4,478,556	$-	$64,841,435

Net income	-	-	-	85,760,705	-	-	-	85,760,705

Dividend declared	-	-	-	(790,550)	-	-	-	(790,550)

Foreign currency translation adjustment	-	-	-	-	-	(552,656)	-	(552,656)

Balance, December 31, 2014	79,055,053	79,055	117,525,377	21,315,710	6,412,892	3,925,900	-	149,258,934

Sale of non-controlling interest in subsidiary	-	-	49,688,788	-	-	(171,482)	15,711,075	65,228,381

Acquisition of fishing vessels from related parties	-	-	(56,206,080)	-	-	-	-	(56,206,080)

Net income	-	-	-	18,352,917	-	-	1,205,485	19,558,402

Appropriation to statutory reserve	-	-	-	(2,978,935)	2,978,935	-	-	-

Dividend declared	-	-	-	(2,371,652)	-	-	-	(2,371,652)

Foreign currency translation adjustment	-	-	-	-	-	(8,080,769)	(547,393)	(8,628,162)

Balance, December 31, 2015	79,055,053	79,055	111,008,085	34,318,040	9,391,827	(4,326,351)	16,369,167	166,839,823

Net loss	-	-	-	(13,717,623)	-	-	(959,688)	(14,677,311)

Dividend declared	-	-	-	(3,162,202)	-	-	-	(3,162,202)

Foreign currency translation adjustment	-	-	-	-	-	(8,552,700)	(735,356)	(9,288,056)

Balance, December 31, 2016	79,055,053	$79,055	$111,008,085	$17,438,215	$9,391,827	$(12,879,051)	$14,674,123	$139,712,254

See notes to consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Years Ended December 31,
	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,677,311)	$19,558,402	$85,760,705
Adjustments to reconcile net (loss) income from operations to net cash (used in) provided by operating activities:
Depreciation	6,613,720	6,353,055	6,017,886
(Decrease) increase in allowance for doubtful accounts	(100,366)	(770,195)	1,173,223
(Decrease) increase in reserve for inventories	(213,255)	227,826	-
Loss on equity method investment	33,073	19,700	-
Loss on disposal of fixed assets	-	1,583,834	-
Changes in operating assets and liabilities:
Accounts receivable	563,318	37,007,012	(42,134,612)
Inventories	(6,705,933)	9,302,719	(3,150,909)
Advances to suppliers	(145,293)	(37,575,746)	-
Prepaid expenses	(6,729)	30,633	4,213,938
Prepaid expenses - related parties	3,988,749	2,382,910	(7,314,375)
Deferred expenses - related parties	-	1,016,039	(1,028,327)
Other receivables	(1,994,127)	87,907	(156,606)
Accounts payable	1,387	(145,617)	(1,762,518)
Accounts payable - related parties	2,275,069	2,202,515	(8,604,461)
Advances from customers	-	(162,631)	(128,109)
Accrued liabilities and other payables	(334,820)	(266,105)	1,019,221
Accrued liabilities and other payables - related party	5,732,472	-	-
Due to related parties	20,000	1,292	23,352

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(4,950,046)	40,853,550	33,928,408

CASH FLOWS FROM INVESTING ACTIVITIES:
Refunds from commercial retail space prepayments	-	22,202,268	-
Prepayments made for acquisition of commercial retail space	-	-	(22,470,798)
Purchase of property, plant and equipment	(1,465,144)	(56,222,226)	(890,897)
Proceeds from government grants for fishing vessels construction	-	-	3,451,914
Prepayments made for long-term assets	(26,671,132)	-	-
Payments for equity method investment	-	(40,209,087)	(15,952,598)
Proceeds from transferring equity method investment share	15,055,026	8,041,817	-

NET CASH USED IN INVESTING ACTIVITIES	(13,081,250)	(66,187,228)	(35,862,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	23,275,729	23,958,292	67,175,414
Repayments of short-term bank loans	(22,234,749)	(30,989,630)	(45,797,736)
Proceeds from long-term bank loans	18,818,783	-	3,743,977
Repayments of long-term bank loans	(12,390,286)	(19,963,812)	(19,957,026)
Increase in restricted cash	(1,499,481)	(1,646,964)	-
Advances from related parties	5,063,620	3,910,000	2,350,000
Payments made for dividend	(3,162,202)	(2,371,652)	(790,550)
Capital contribution from non-controlling interest	-	64,334,540	-
Payments made to related parties in connection with the termination of VIE	-	(13,349,417)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,871,414	23,881,357	6,724,079

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(468,406)	148,733	(194,435)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,628,288)	(1,303,588)	4,595,673

CASH AND CASH EQUIVALENTS - beginning of year	11,448,684	12,752,272	8,156,599

CASH AND CASH EQUIVALENTS - end of year	$820,396	$11,448,684	$12,752,272

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,921,417	$3,799,389	$5,648,796
Income taxes	$984	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$38,332,421	$1,408,636	$19,750,438
Property and equipment acquired on credit as payable	$-	$-	$790,459
Decrease in cost of property and equipment by proceeds from government grants	$-	$-	$3,451,914
Decrease in cost of property and equipment by recognition of deferred grant income	$-	$-	$512,469
Decrease in cost of property and equipment by decreasing in accounts payable - related party	$-	$4,344,190	$-
Other receivable increase by transferring equity method investment share	$-	$16,083,635	$-
Offset other receivables - related parties against due to related parties	$6,424,910	$4,900,000	$-
Increase in prepayment for long-term assets by increasing in accrued liabilities and other payables - related party	$13,219,818	$-	$-
Reclassification of advances to suppliers to other receivables	$31,172,469	$-	$-

See notes to consolidated financial statements.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of December 31, 2016 are as follows:

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

Fujian Heyue, through its PRC subsidiary, Pingtan Fishing, engages in ocean fishing with its owned and licensed vessels within the Indian Exclusive Economic Zone, Indo-Pacific waters, Arafura Sea of Indonesia and the international waters of Atlantic and Pacific Oceans.

The Company meets its day-to-day working capital requirements through cash flow provided by operations, bank loans and related parties’ advances. The Indonesian government's moratorium on fishing licenses renewals creates uncertainty over fishing operations in Indonesian waters. The Company’s forecasts and projections, taking account of on-going operations in Indian waters and consideration of opportunities in new fishing territories, such as acquisition of 6 licensed vessels to operate in the international waters of Atlantic and Pacific Oceans, shows that the Company has adequate resources to continue in operational existence for the foreseeable future.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

The Company’s consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements of the Company have been prepared as if the existing corporate structure had been in existence throughout the periods presented and as if the reorganization had occurred as of the beginning of the earliest period presented.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the years ended December 31, 2016, 2015 and 2014 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and Hong Kong and none of these deposits are covered by insurance. At December 31, 2016 and 2015, cash balances in the PRC are $683,307 and $11,276,429, respectively, and cash balances in Hong Kong are $137,089 and $172,255, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash consists of cash deposits held by China Development Bank to secure short term bank loans from China Development Bank. At December 31, 2016 and 2015, restricted cash amounted $2,911,922 and $1,577,642, respectively.

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, inventories, advances to suppliers, prepaid expenses, prepaid expenses – related parties, other receivables, other receivables – related parties, accounts payable, accounts payable – related parties, bank loans, accrued liabilities and other payables, accrued liabilities and other payables – related party, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. As of December 31, 2016, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term bank borrowings that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of December 31, 2016. As of December 31, 2016, the Company does not have any level 3 financial instruments.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At December 31, 2016 and 2015, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $252,558 and $372,634, respectively.

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

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. At December 31, 2016 and 2015, the Company recorded a reserve for inventories in the amount of $0 and $218,236, respectively.

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales, estimated current and future market value.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. According to related signed agreement, the Company has the right to receive refund for these prepayments if the situation of demands and supplies changes. The amounts advanced under such arrangements totaled $ 3,969,351 and $35,994,146 at December 31, 2016 and 2015, respectively.

Receivable from transferring equity method investment shares

In order to improve and focus on fishing business, the Company transferred 15% (RMB 150 million, approximately $21.6 million) of the total ownership in Global Deep Ocean Fishing (Pingtan) Industrial Limited (the “Global Deep Ocean”) to another shareholder of Global Deep Ocean in December 2015 (See note 7). In the second half of December 2015, the Company received RMB 50 million (approximately $7.2 million) from the transferee. As of December 31, 2015, the receivable resulting from the 15% ownership transfer amounted to $15,406,659 (RMB 100 million). The receivable was collected in full in January and February 2016.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fishing licenses

Each of the Company’s fishing vessels requires an approval from Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are valid for a period from three to twelve months, and are awarded to the Company at no cost. The Company applies for the renewal of the approval prior to expiration to avoid interruptions of fishing vessels’ operations.

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

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $1,039,092, $0 and $836,902 for the years ended December 31, 2016, 2015 and 2014, respectively, in the fishing vessels under construction.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charge for the years ended December 31, 2016, 2015 and 2014.

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

The Company has not recorded deferred income taxes applicable to undistributed earnings of the subsidiaries located in the PRC because it is the present intention of management to reinvest the undistributed earnings indefinitely in PRC. The cumulative undistributed earnings from PRC subsidiaries amounted to approximately $179.3 million and $190.5 million as of December 31, 2016 and 2015, respectively, which are included in consolidated retained earnings. Generally, such earnings become subject to the PRC tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of December 31, 2016 and 2015, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and totaled $223,495, $369,912 and $721,972 for the years ended December 31, 2016, 2015 and 2014, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $287,962, $903,594 and $1,172,444 for the years ended December 31, 2016, 2015 and 2014, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising is expensed as incurred and is included in selling expense on the accompanying consolidated statements of operations and comprehensive (loss) income. Advertising totaled $42,208, $89,204 and $19,833 for the years ended December 31, 2016, 2015 and 2014, respectively.

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expense. The Company did not incur any research and development costs during the years ended December 31, 2016, 2015 and 2014.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing is the Chinese Renminbi (“RMB”). For the subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2016, 2015 and 2014 was $(468,406), $148,733 and $(194,435), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2016 and 2015 were translated at 6.9370 RMB to $1.00 and at 6.4907 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations and comprehensive (loss) income for the years ended December 31, 2016, 2015 and 2014 were 6.6423 RMB, 6.2175 RMB and 6.1432 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net (loss) income per share are computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted earnings (loss) per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table presents a reconciliation of basic and diluted net (loss) income per share:

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (loss) per share (continued)

	Year Ended December 31,
	2016	2015	2014
Net (loss) income available to owners of the Company for basic and diluted net (loss) income per share of ordinary stock	$(13,717,623)	$18,352,917	$85,760,705
Weighted average ordinary stock outstanding - basic and diluted	79,055,053	79,055,053	79,055,053
Net (loss) income per ordinary share attributable to owners of the Company - basic and diluted	$(0.17)	$0.23	$1.08

For the years ended December 31, 2016, 2015 and 2014, warrants to purchase 8,966,667 shares of ordinary stock have not been included in the calculation of diluted earnings (loss) per share in order to avoid any anti-dilutive effect.

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of December 31, 2016, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

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

Comprehensive (loss) income

Comprehensive (loss) income is comprised of net (loss) income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive (loss) income for the years ended December 31, 2016, 2015 and 2014 included net (loss) income and unrealized loss from foreign currency translation adjustments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2016 and 2015. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

Recent accounting pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842).” The new guidance requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. A lessee will need to recognize on its balance sheet a right-of-use asset and a lease liability for the majority of its leases (other than leases that meet the definition of a short-term lease). The lease liabilities will be equal to the present value of lease payments. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles of current United States auditing standards. Specifically, ASU 2014-15 (1) provides a definition of the term “substantial doubt”, (2) requires an evaluation every reporting period, including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is still present, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for fiscal years ending after December 15, 2016. The Company adopted ASU 2014-15 during the fourth quarter of 2016. The adoption of ASU 2014-15 did not have an impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB deferred the effective date of this standard by one year, which will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has begun its process of assessing the impact of the guidance. To date the Company's assessment efforts include the identification of various revenue streams within the scope of the guidance and the evaluation of certain revenue contracts with residents. The Company continues to evaluate the standard (and related clarifying guidance issued by the FASB) and the allowable methods of adoption. ASU 2014-09 may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company is currently evaluating the potential impact of adopting this new accounting standard.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 3 – ACCOUNTS RECEIVABLE

At December 31, 2016 and 2015, accounts receivable consisted of the following:

	December 31, 2016	December 31, 2015
Accounts receivable	$11,575,284	$12,947,676
Less: allowance for doubtful accounts	(252,558)	(372,634)
	$11,322,726	$12,575,042

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance.

NOTE 4 - INVENTORIES

At December 31, 2016 and 2015, inventories consisted of the following:

	December 31, 2016	December 31, 2015
Frozen fish and marine catches in warehouse	$7,082,129	$2,463,135
Frozen fish and marine catches in transit	1,728,982	91,268
	8,811,111	2,554,403
Less: reserve for inventories	-	(218,236)
	$8,811,111	$2,336,167

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates.

NOTE 5 – ADVANCES TO SUPPLIERS AND OTHER RECEIVABLES

At December 31, 2016 and 2015, advances to suppliers consisted of the following:

	December 31, 2016	December 31, 2015
Prepayments made for fishing nets and spare parts	$3,969,351	$4,093,597
Prepayments made for fish goods (1)	-	31,900,549
	$3,969,351	$35,994,146

At December 31, 2016 and 2015, other receivables consisted of the following:

	December 31, 2016	December 31, 2015
Prepayments made for fish goods (1)	$29,848,189	$-
Interest receivable	1,819,258	-
Security deposit	75,000	75,000
Other	93,009	3,051
	$31,835,456	$78,051

(1)	According to related signed agreement, the Company has the right to receive refund for these prepayments if the situation of demands and supplies changes. The Company received the refund in full in January and February 2017 (See Note 18). Accordingly, in December 2016, the Company reclassified the advances made to the supplier to other receivables.

NOTE 6 – COST METHOD INVESTMENT

At December 31, 2016 and 2015, cost method investment amounted to $3,027,245 and $3,235,398, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.0 million) to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8% investment in the total equity investment of the bank as of December 31, 2016 and 2015.

In according to ASC 325, the Company uses the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank. Long-term investment for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of December 31, 2016 and 2015.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 7 – EQUITY METHOD INVESTMENT

At December 31, 2016 and 2015, equity method investment amounted to $28,493,273 and $30,486,314, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. Pingtan Fishing and the other two investing companies accounted for 35%, 29% and 36% of the total ownership, respectively. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $144.2 million) and Pingtan Fishing needs to contribute RMB 350 million (approximately $50.5 million). As of September 30, 2015, Pingtan Fishing had contributed RMB 348 million (approximately $50.2 million). No company holds 50% or more of the total shares. Global Deep Ocean will process, cold storage, and transport deep ocean fishing products.

The Company transferred 15% (RMB 150 million, approximately $21.6 million) of the total ownership in Global Deep Ocean to one of the other shareholders of Global Deep Ocean in December 2015. In the second half of December 2015, the Company received RMB 50 million (approximately $7.2 million) from the transferee. As of December 31, 2015, the receivable resulting from the 15% ownership transfer amounted to $15,406,659 (RMB 100 million) which is included in receivable from transferring equity method investment shares on the accompanying consolidated balance sheets. In January and February 2016, the Company received RMB 100 million (approximately $14.4 million) from the transferee. As a result of this transfer, the Company and the other two investing companies accounted for 20%, 44% and 36% of the total ownership, respectively. All of the three investing companies hold less than 50% of the total shares. The Company needs to contribute RMB 200 million (approximately $28.8 million), and as of December 31, 2016, the Company has contributed RMB 198 million (approximately $28.5 million).

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the years ended December 31, 2016, 2015 and 2014, the Company’s share of Global Deep Ocean’s net loss was $33,073, $19,700 and $0, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive (loss) income.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	December 31, 2016	December 31, 2015
Current assets	$48,488,573	$52,216,844
Noncurrent assets	4,335,801	4,404,656
Current liabilities	18,007	14,945
Noncurrent liabilities	-	-
Equity	52,806,367	56,606,555

	Year ended December 31,
	2016	2015	2014
Net revenue	$-	$-	$-
Gross profit	-	-	-
Loss from operation	165,293	84,468	9,449
Net loss	165,365	84,468	9,547

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 8 – PREPAYMENT FOR LONG-TERM ASSETS

At December 31, 2016 and 2015, prepayment for long-term assets consisted of prepayment for fishing vessels’ construction. In March 2016, the Company entered into two fishing vessels building agreements for 6 fishing vessels construction. In May 2016, the Company entered into one fishing vessels renovation agreement for 13 fishing vessels renovation. During the year ended December 31, 2016, the Company made prepayments of RMB 264,960,000 (approximately $39.9 million) for the construction of 6 fishing vessels and the renovation of 13 fishing vessels. The Company reclassifies the prepayment for fishing vessels’ construction to construction-in-progress using the percentage of completion method. During the year ended December 31, 2016, the Company reclassified RMB 257,960,000 (approximately $38.8 million) from prepayment for long-term assets to construction-in-progress.

For the year ended December 31, 2016, a summary of activities in prepayment for long-term assets was as follows:

Prepayment for fishing vessels’ construction
Balance – December 31, 2015	$11,654,645
Prepayments made for fishing vessels’ construction	39,889,797
Reclassification to construction-in-progress	(38,835,945)
Foreign currency fluctuation	(794,585)
Balance – December 31, 2016	$11,913,912

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

At December 31, 2016 and 2015, property, plant and equipment consisted of the following:

	Useful life	December 31, 2016	December 31, 2015
Fishing vessels	10 - 20 Years	$122,989,702	$108,182,380
Vehicles	5 Years	121,472	129,824
Office and other equipment	3 – 5 Years	423,001	1,215,692
Construction-in-progress	-	18,754,740	-
		142,288,915	109,527,896
Less: accumulated depreciation		(20,092,321)	(14,972,782)
		$122,196,594	$94,555,114

For the years ended December 31, 2016, 2015 and 2014, depreciation expense amounted to $6,613,720, $6,353,055 and $6,017,886, respectively, of which $6,269,983, $6,120,248 and $5,988,845, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

At December 31, 2016 and 2015, the Company had 37 and 28 fishing vessels with net carrying amount of approximately $29.4 million and $22.3 million, respectively, pledged as collateral for its bank loans.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 10 – RELATED PARTIES TRANSACTIONS

Prepaid expenses – related parties

At December 31, 2016 and 2015, prepaid expenses – related parties consisted of the following:

	December 31, 2016	December 31, 2015
Prepaid miscellaneous items to PT. Avona Mina Lestari (1)	$522,337	$1,127,257
Prepaid fuel cost to Hai Yi Shipping Limited (2)	-	783,370
Prepaid fuel cost to Haifeng Dafu Enterprise Company Limited (3)	-	868,668
Prepaid fuel cost to Hong Fa Shipping Limited (4)	-	1,860,871
	$522,337	$4,640,166

(1)	PT. Avona Mina Lestari is an affiliate company controlled by Xinrong Zhuo family.
(2)	Hai Yi Shipping Limited is an affiliate company ultimately controlled by Xinrong Zhuo, CEO of the Company.
(3)	Haifeng Dafu Enterprise Company Limited is an affiliate company ultimately controlled by Xinrong Zhuo, CEO of the Company.
(4)	Hong Fa Shipping Limited is an affiliate company owned by Xinrong Zhuo, CEO of the Company.

Other receivable – related parties

At December 31, 2016 and 2015, other receivable – related parties consisted of the following:

	December 31, 2016	December 31, 2015
Advance to Zhiyan Lin (1)	$639,917	$3,836,258
Advance to Honghong Zhuo (2)	-	4,051,269
	$639,917	$7,887,527

(1)	Zhiyan Lin is a shareholder and legal representative of Pingtan Fishing.
(2)	Honghong Zhuo is daughter of Xinrong Zhuo.

In connection with the termination of VIE structure and to comply with PRC regulation, the Company paid RMB 83 million in total, which is Pingtan Fishing’s registered capital, to Pingtan Fishing’s Shareholders to transfer their 100% of equity interest of Pingtan Fishing to Fujian Heyue, the Company’s subsidiary pursuant to the Equity Transfer Agreement dated February 9, 2015. Those payments are expected to be returned in full to the Company by December 31, 2017.

Accounts payable - related parties

At December 31, 2016 and 2015, accounts payable - related parties consisted of the following:

Name of related party	December 31, 2016	December 31, 2015
Hong Fa Shipping Limited	$1,740,000	$-
Hong Long (1)	805,930	408,631
Huna Lin (2)	14,320	-
Hai Yi Shipping Limited	510	-
	$2,560,760	$408,631

(1)	Hong Long is an affiliate company majority owned and controlled by Ping Lin, spouse of the Company’s CEO.
(2)	Huna Lin is Zhiyan Lin’s daughter.

These accounts payable – related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Accrued liabilities and other payables – related party

At December 31, 2016 and 2015, the accrued liabilities and other payables – related party consisted of the following:

Name of related party	December 31, 2016	December 31, 2015
Hong Long	$18,147,152	$-
	$18,147,152	$-

The significant increase in other payables – Hong Long was primarily attributable to the prepayment for long-term assets made by Hong Long on behalf of the Company of approximately $13,220,000 and other miscellaneous payments made by Hong Long on behalf of the Company to the Company’s vendors of approximately $4,927,000. The amount of other payable – Hong Long is short-term in nature, non-interest bearing, unsecured and payable on demand.

Due to related parties

At December 31, 2016 and 2015, the due to related parties amount consisted of the following:

	December 31, 2016	December 31, 2015
Accrued compensation for Roy Yu, Chief Financial Officer	$40,000	$20,000
Accrued compensation for Xinrong Zhuo	3,354	3,354
Advance from Xinrong Zhuo, Chief Executive Officer	-	1,361,290
	$43,354	$1,384,644

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

For the years ended December 31, 2016, 2015 and 2014, rent expense related to the Office Lease amounted $12,646, $13,510 and $13,674, respectively. Future minimum rental payment required under the Office Lease is as follows:

Year Ending December 31:	Amount
2017	$7,377

Rental and related administrative service agreement

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office and provided related administrative service (the “Service Agreement”). Pursuant to the Service Agreement, monthly payments of Hong Kong Dollar (“HK$”) HK$298,500 (approximately $38,000) were due for each month of the term. The term of the Service Agreement was 1.5 years and expired on December 31, 2014. The Company renewed the Service Agreement. Pursuant to the renewed Service Agreement, the monthly payments are HK$298,500 (approximately $38,000) and the renewed Service Agreement expires on December 31, 2017.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

For the years ended December 31, 2016, 2015 and 2014, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $461,899, $462,387 and $461,934, respectively. Future minimum rental and related administrative service charge payment required under the Service Agreement is as follows:

Rental and related administrative service agreement (continued)

Year ending December 31:	Amount
2017	$461,899

Purchases from related parties

During the years ended December 31, 2016, 2015 and 2014, purchases from related parties were as follows:

	Year Ended December 31,
	2016	2015	2014
Purchase of fuel, fishing nets and other on-board consumables
from Hong Fa Shipping Limited	$15,636,809	$11,328,966	$30,996,630
from Hai Yi Shipping Ltd.	8,853,657	4,739,278	4,678,520
from Haifeng Dafu Enterprise Co., Ltd.	941,778	11,116	4,877,460
from PT. Dwikarya Reksa Abadi	-	1,414,640	-
From PT. Avona Mina Lestari	-	1,276,049	-
from Zhiyan Lin	-	-	34,230
from Fuzhou Honglong Ocean Fishery Co., Ltd.	-	-	45,409,020
	25,432,244	18,770,049	85,995,860
Purchase of vessel maintenance service
from PT. Avona Mina Lestari	674,360	6,529,495	3,543,925
from PT. Dwikarya Reksa Abadi	-	3,207,011	3,385,466
	674,360	9,736,506	6,929,391
Purchase of transportation service
from Fuzhou Honglong Ocean Fishery Co., Ltd.	39,622	177,567	9,925,585
from Haifeng Dafu Enterprise Company Limited	-	-	3,331,554
from Hai Yi Shipping Limited	-	305,686	1,695,132
from Hong Fa Shipping Limited	-	-	2,550,872
	39,622	483,253	17,503,143
Purchase of Indonesia vessel agent service
from PT. Avona Mina Lestari (1)	-	2,317	1,225,000
from PT. Dwikarya Reksa Abadi (1)	-	-	1,298,329
	$-	$2,317	$2,523,329

(1)	PT. Avona Mina Lestari and PT. Dwikarya Reksa Abadi act as Pingtan Fishing’s agents to apply and renew Indonesia fishing licenses and Pingtan Fishing pays the agent service fees to them.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 11 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. At December 31, 2016 and 2015, short-term bank loans consisted of the following:

	December 31, 2016	December 31, 2015
Loan from China Development Bank, due on February 11, 2016 with variable annual interest rate based on London Interbank Offered Rate (“LIBOR”)(1) plus 245 basis points (3.395% at December 31, 2015), guaranteed by Xinrong Zhuo, Honghong Zhuo, Zhiyan Lin and Shuhui Ke and repaid on due date	$-	$7,000,000
Loan from China Development Bank, due on November 25, 2016 with variable annual interest rate based on LIBOR(1) plus 230 basis points (2.941% at December 31, 2015), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.8 million (RMB 5.12 million) and collateralized by a related party’s land use right and repaid on due date	-	4,000,000
Loan from China Development Bank, due on December 9, 2016 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.049% at December 31, 2015), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.8 million (RMB 5.12 million) and collateralized by a related party’s land use right and repaid on due date	-	4,000,000
Loan from Fujian Haixia Bank, due on September 7, 2016 with annual interest rate of 7.360% at December 31, 2015, collateralized by Pingtan Fishing's 17 fishing vessels and repaid on due date	-	4,621,998
Loan from Fujian Haixia Bank, due on September 13, 2017 with annual interest rate of 6.960% at December 31, 2016, collateralized by Pingtan Fishing’s 17 fishing vessels	4,324,636	-
Loan from Fujian Haixia Bank, due on September 20, 2016 with annual interest rate of 1.621% at December 31, 2015, collateralized by Pingtan Fishing’s 17 fishing vessels and repaid on due date	-	2,349,440
Loan from Fujian Haixia Bank, due on September 22, 2017 with annual interest rate of 1.529% at December 31, 2016, collateralized by Pingtan Fishing’s 17 fishing vessels	1,150,000	-
Loan from Fujian Haixia Bank, due on October 10, 2017 with annual interest rate of 1.739% at December 31, 2016, collateralized by Pingtan Fishing’s 17 fishing vessels	1,080,000	-
Loan from China Development Bank, due on March 21, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.211% at December 31, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.6 million (RMB 4 million) and collateralized by a related party’s land use right	3,000,000	-
Loan from China Development Bank, due on April 18, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.204% at December 31, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.6 million (RMB 4 million) and collateralized by a related party’s land use right	3,000,000	-
Loan from China Development Bank, due on April 18, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.257% at December 31, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.3 million (RMB 2 million) and collateralized by a related party’s land use right	1,500,000	-
Loan from China Development Bank, due on August 22, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.510% at December 31, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $1.0 million (RMB 6.7 million) and collateralized by a related party’s two vessels	5,000,000	-
Loan from China Development Bank, due on December 9, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.593% at December 31, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.5 million (RMB 3.5 million) and collateralized by a related party’s two vessels	2,500,000	-
	$21,554,636	$21,971,438
(1)	Represents six-month LIBOR rate on the loan commencement date.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 11 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. At December 31, 2016 and 2015, long-term bank loans consisted of the following:

	December 31, 2016	December 31, 2015
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.900% and 4.750% at December 31, 2016 and 2015, respectively, collateralized by Hong Long's investment in equity interest of a China local bank	$5,852,674	$11,832,314
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.900% and 4.750% at December 31, 2016 and 2015, respectively, collateralized by Fujian International Trading and Transportation Co., Ltd.'s investment in equity interest of a China local bank	1,153,236	2,310,999
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.900% and 4.750% at December 31, 2016 and 2015, respectively, guaranteed by Hong Long	4,742,684	9,937,295
Loan from The Export-Import Bank of China, due on various dates until January 30, 2023 with annual interest rate of 4.900% at December 31, 2016, guaranteed by Huanghai Ship Construction Co., Ltd, Xinrong Zhuo and Ping Lin and collateralized by 2 fishing vessels under construction and collateralized by three related parties’ investments in equity interest of two PRC local banks	18,019,317	-
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.145% at December 31, 2016 and 2015, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 6 fishing vessels	9,370,045	11,169,827
Total long-term bank loans	$39,137,956	$35,250,435
Less: current portion	(17,298,544)	(12,679,680)
Long-term bank loans, non-current portion	$21,839,412	$22,570,755

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending December 31,	Principal
2017	$17,298,544
2018	5,622,027
2019	5,694,104
2020	4,324,636
2021	1,513,623
Thereafter	4,685,022
$39,137,956
Less: current portion	(17,298,544)
Long-term liability	$21,839,412

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 11 – BANK LOANS (continued)

The weighted average interest rate for short-term bank loans was approximately 4.2%, 3.2% and 3.6% for the years ended December 31, 2016, 2015 and 2014, respectively.

The weighted average interest rate for long-term bank loans was approximately 6.7%, 5.7% and 6.8% for the years ended December 31, 2016, 2015 and 2014, respectively.

For the years ended December 31, 2016, 2015 and 2014, interest expense related to bank loans amounted to $3,011,359, $3,630,200 and $5,652,572, respectively, of which, $1,039,092, $0 and $836,902 was capitalized to construction-in-progress, respectively.

NOTE 12 – ACCRUED LIABILITIES AND OTHER PAYABLES

At December 31, 2016 and 2015, accrued liabilities and other payables consisted of the following:

	December 31, 2016	December 31, 2015
Accrued salaries and related benefits	$4,126,938	$4,935,942
Accrued interest due	92,329	6,635
Other	180,269	101,472
	$4,399,536	$5,044,049

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

The Sponsor Warrants are identical to the Public Warrants except that the Sponsor Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will not be redeemable by the Company, in each case so long as they are still held by these purchases or their transferees .

In accordance with U.S. GAAP, the Company accounted for the Warrants as equity instruments.

There were no stock warrants issued, expired/terminated/forfeited, exercised during the years ended December 31, 2016 and 2015.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 13 – SHAREHOLDERS’ EQUITY (continued)

The following table summarizes the shares of the Company’s ordinary stock issuable upon exercise of warrants outstanding and exercisable at December 31, 2016:

Warrants (continued)

Warrants outstanding				Warrants exercisable
Exercise price	Number outstanding at December 31, 2016	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at December 31, 2016	Weighted average exercise price
$12.00	8,966,667	1.2	$12.00	8,966,667	$12.00

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

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. As of December 31, 2015, the Company appropriated the required 50% of its registered capital to statutory reserve for Heyue. Accordingly, no additional statutory reserve for Heyue is required for the year ended December 31, 2016. The Company did not make any appropriation to statutory reserve for Pingtan Fishing during the year ended December 31, 2016 as it incurred a net loss in the year.

Pingtan Guansheng, Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying had sustained losses since their establishments. No appropriation to statutory reserves for them was required as they incurred recurring net losses.

For the years ended December 31, 2016 and 2015, statutory reserve activities for Pingtan Fishing and Fujian Heyue were as follows:

	Pingtan Fishing	Fujian Heyue	Total
Balance - December 31, 2014	$6,412,892	$-	$6,412,892
Addition to statutory reserve	2,174,753	804,182	2,978,935
Balance – December 31, 2015	8,587,645	804,182	9,391,827
Addition to statutory reserve	-	-	-
Balance – December 31, 2016	$8,587,645	$804,182	$9,391,827

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At December 31, 2016 and 2015, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

No customer accounted for 10% or more of the Company’s sales during the years ended December 31, 2016, 2015 and 2014.

No customer accounted for 10% or more of the Company’s total outstanding accounts receivable at December 31, 2016 and 2015.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS (continued)

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
Supplier	2016	2015	2014
A (Hong Fa Shipping Limited, a related party)	44%	30%	23%
B (Hai Yi Shipping Limited, a related party)	25%	14%	*
C	13%	*	*
D (PT Avona Mina Lestari, a related party)	*	34%	*
E (Hong Long, a related party)	*	11%	44%
F	*	*	10%

* less than 10%

Three suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2016, accounted for 95.9% of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2016. Three suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2016, accounted for 99.2% of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2015.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of December 31, 2016 and 2015, which have not been reflected in its consolidated financial statements.

Operating lease

See note 10 for related party operating lease commitment.

Rental payment and related administrative service charge

See note 10 for related party rental and related administrative service agreement commitment.

Equity investment commitment

On June 12, 2014, Pingtan Fishing incorporated an equity investment with two companies for the fishery processing purpose. Total registered capital of the equity investment is RMB 1 billion (approximately $144.2 million) and Pingtan Fishing accounted for 35% of the total ownership. Accordingly, Pingtan Fishing has the obligation to contribute RMB 350 million (approximately $50.5 million) as the equity investment’s registered capital. In the fourth quarter of 2015, Pingtan fishing transferred 15% of the total ownership to another shareholder of the fishery processing company. Therefore, Pingtan Fishing has the obligation to contribute RMB 200 million (approximately $28.8 million) as the equity investment’s registered capital. As of December 31, 2016, the Pingtan Fishing has contributed RMB 198 million (approximately $28.5 million) as registered capital that was included in equity method investment on the accompanying consolidated balance sheets. Pingtan Fishing intends to use its present working capital together with bank loans to fund the project cost.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 15 – COMMITMENTS AND CONTINGENCIES (continued)

Fishing vessels construction agreements

In December 2015, Hong Long entered into an agreement with Fujian Xinchang Ship Construction Co., Ltd. (“Xinchang”) related to the construction of 4 fishing vessels (“Xinchang Construction Agreement”). The agreement expired in October 2016. In March 2016, Pingtan Fishing and Hong Long and Xinchang entered into a Three-party Agreement. According to the Three-party Agreement, Hong Long assigned all of its rights and obligations related to the Xinchang Construction Agreement to Pingtan Fishing. The project requires a total investment of RMB 140 million (approximately $20.2 million). The funds are required to be invested over the construction period of the project. As of December 31, 2016, Pingtan Fishing has paid RMB 133.0 million (approximately $19.2 million) of the total investment that was recorded as property, plant and equipment (construction-in-progress) and prepayment for long-term assets on the accompanying balance sheets.

NOTE 16 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s China-based operating subsidiaries’ and VIEs’ exceed 25% of the consolidated net assets of Pingtan Marine Enterprise Ltd.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 16 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.

Condensed Parent Company Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$136,750	$171,329
Other receivable	75,000	75,000
Investments in subsidiaries and VIEs at equity	128,507,533	149,195,133
Total current assets	128,719,283	149,441,462
Other assets:
Property, plant and equipment	22,359,945	23,681,715
Total assets	$151,079,228	$173,123,177
LIABILITIES AND EQUITY
Current liabilities:
Due to related parties	$11,366,974	$6,283,354
Total liabilities	11,366,974	6,283,354
Shareholders' equity:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at December 31, 2016 and 2015)	79,055	79,055
Additional paid-in capital	111,008,085	111,008,085
Retained earnings	26,830,042	43,709,867
Accumulated other comprehensive loss	(12,879,051)	(4,326,351)
Total equity attributable to owners of the company	125,038,131	150,470,656
Non-controlling interest	14,674,123	16,369,167
Total shareholders' equity	139,712,254	166,839,823
Total liabilities and equity	$151,079,228	$173,123,177

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 16 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.

Condensed Parent Company Statements of Operations

	For the Year Ended December 31,
	2016	2015	2014
Revenue	$-	$-	$-
Cost of revenue	-	-	-
Operating expenses:
General and administrative	(2,456,219)	(2,074,964)	(1,899,368)
Total operating expenses	(2,456,219)	(2,074,964)	(1,899,368)
Loss from operations	(2,456,219)	(2,074,964)	(1,899,368)
Other (expense) income	(542)	(593)	82,855
Loss attributable to parent only	(2,456,761)	(2,075,557)	(1,816,513)
Equity in (loss) income of subsidiaries and VIEs	(12,220,550)	21,633,959	87,577,218
Net (loss) income	(14,677,311)	19,558,402	85,760,705
Less: net (loss) income attributable to the non-controlling interest	(959,688)	1,205,485	-
Net (loss) income attributable to owners of the company	$(13,717,623)	$18,352,917	$85,760,705

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 16 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.

Condensed Parent Company Statements of Cash Flows

	For the Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITES
Net (loss) income	$(14,677,311)	$19,558,402	$85,760,705
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in loss (income) of subsidiaries and VIEs	12,220,550	(21,633,959)	(87,577,218)
Changes in assets and liabilities:
Prepaid expenses	-	2,819	1
Other receivable	-	(75,000)	(33)
Accrued liabilities and other payables	-	(11,099)	(198,075)
Due to related parties	20,000	2	23,352
NET CASH USED IN OPERATING ACTIVITIES	(2,436,761)	(2,158,835)	(1,991,268)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment payments to subsidiaries and VIEs	(114,036)	(244,033)	-
NET CASH USED IN INVESTING ACTIVITIES	(114,036)	(244,033)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired from subsidiaries and VIEs	614,800	636,000	584,983
Advances from related parties	5,063,620	3,910,000	2,350,000
Payments made for dividend	(3,162,202)	(2,371,652)	(790,550)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,516,218	2,174,348	2,144,433
NET (DECREASE) INCREASE IN CASH	(34,579)	(228,520)	153,165
CASH - beginning of year	171,329	399,849	246,684
CASH - end of year	$136,750	$171,329	$399,849

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 16 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

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

Note 3. Retained Earnings

The retained earnings in the Company’s stand-alone financial statements do not represent the distributable earnings of the Group as it includes the statutory reserve of its subsidiaries and VIEs in PRC of $9,391,827 as of December 31, 2016 and 2015.

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with our consolidated financial statements (in thousands, except share and per share data). The sum of the quarterly net (loss) income per share amounts do not necessarily equal the annual amount reported, as per share amounts are computed independently for each quarter and the annual period based on the weighted average common shares outstanding in each period. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter
2016	First	Second	Third	Fourth
Revenue	$4,115	$2,104	$1,169	$13,153
Gross (loss) profit	(3,313)	(3,041)	(12,313)	9,879
Net (loss) income	(5,479)	(4,522)	(13,899)	9,223
Net (loss) income attributable to owners of the company	(5,100)	(4,225)	(12,823)	8,430
Basic and diluted net (loss) income per ordinary share attributable to owners of the company	$(0.06)	$(0.05)	$(0.16)	$0.11

	Quarter
2015	First	Second	Third	Fourth
Revenue	$28,733	$15,254	$2,741	$13,972
Gross profit (loss)	11,467	1,206	(6,508)	(8,941)
Net income (loss)	8,416	(1,584)	22,518	(9,792)
Net income (loss) attributable to owners of the company	8,223	(1,482)	20,684	(9,072)
Basic and diluted net income (loss) per ordinary share attributable to owners of the company	$0.10	$(0.02)	$0.26	$(0.11)

NOTE 18 – SUBSEQUENT EVENT

On January 17, 2017, the Company’s Board of Directors declared a cash dividend of $0.01 per share to the Company’s common stock shareholders of record on January 31, 2017.

The Company received the refund for prepayments made for fish goods of $29,848,189 from a third party in January and February 2017 (See Note 5).

