Form 10-Q
period 2017-03-31
Pingtan Marine Enterprise Ltd.
filed 2017-05-15
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of May 15, 2017, the outstanding number of shares of the registrant’s ordinary shares, par value $0.001 per share, was 79,055,053.

PINGTAN MARINE ENTERPRISE LTD.

FORM 10-Q

March 31, 2017

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, anticipated growth and growth strategies; need for additional capital and the availability of financing; operational, mechanical, climatic or other unanticipated issues that adversely affect the production capacity of the Company's vessels; delays in deploying vessels; our ability to successfully manage relationships with customers, distributors and other important relationships; technological changes; competition; demand for our products and services; the deterioration of general economic conditions, whether internationally, nationally or in the local markets in which we operate; legislative or regulatory changes that may adversely affect our business; and those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$571,305	$820,396
Restricted cash	3,362,660	2,911,922
Accounts receivable, net of allowance for doubtful accounts	11,215,424	11,322,726
Inventories, net of reserve for inventories	16,829,601	8,811,111
Advances to suppliers	2,508,289	3,969,351
Prepaid expenses	-	8,145
Prepaid expenses - related party	1,126,753	522,337
Other receivables	2,142,573	31,835,456
Other receivables - related party	705,296	639,917

Total Current Assets	38,461,901	60,841,361

OTHER ASSETS:
Cost method investment	3,043,787	3,027,245
Equity method investment	28,932,614	28,493,273
Prepayment for long-term assets	10,964,418	11,913,912
Property, plant and equipment, net	132,050,274	122,196,594

Total Other Assets	174,991,093	165,631,024

Total Assets	$213,452,994	$226,472,385

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$949,344	$916,737
Accounts payable - related parties	4,452,059	2,560,760
Short-term bank loans	23,578,267	21,554,636
Long-term bank loans - current portion	17,393,069	17,298,544
Accrued liabilities and other payables	5,757,308	4,399,536
Accrued liabilities and other payables - related party	16,856,783	18,147,152
Due to related parties	1,203,354	43,354

Total Current Liabilities	70,190,184	64,920,719

OTHER LIABILITIES:
Long-term bank loans - non-current portion	21,958,749	21,839,412

Total Liabilities	92,148,933	86,760,131

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at March 31, 2017 and December 31, 2016)	79,055	79,055
Additional paid-in capital	81,906,871	111,008,085
Retained earnings	26,567,818	17,438,215
Statutory reserve	9,391,827	9,391,827
Accumulated other comprehensive loss	(12,288,659)	(12,879,051)
Total equity attributable to owners of the company	105,656,912	125,038,131
Non-controlling interest	15,647,149	14,674,123

Total Shareholders' Equity	121,304,061	139,712,254

Total Liabilities and Shareholders' Equity	$213,452,994	$226,472,385

See condensed notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN U.S. DOLLARS)

	For the Three Months Ended March 31,
	2017	2016

REVENUE	$5,661,140	$4,115,098

COST OF REVENUE	5,597,807	7,427,810

GROSS PROFIT (LOSS)	63,333	(3,312,712)

OPERATING EXPENSES:
Selling	388,718	343,020
General and administrative	1,087,872	1,467,471

Total Operating Expenses	1,476,590	1,810,491

LOSS FROM OPERATIONS	(1,413,257)	(5,123,203)

OTHER INCOME (EXPENSE):
Interest income	147,383	2,367
Interest expense	(703,076)	(522,265)
Foreign currency transaction gain	98,451	20,797
Grant income	12,719,275	154,447
Loss on equity method investment	(6,252)	(10,316)
Other expense	-	(264)

Total Other Income (Expense), net	12,255,781	(355,234)

INCOME (LOSS) BEFORE INCOME TAXES	10,842,524	(5,478,437)

INCOME TAXES	-	413

NET INCOME (LOSS)	$10,842,524	$(5,478,850)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	922,370	(378,471)

NET INCOME (LOSS) ATTRIBUTABLE TO OWNERS OF THE COMPANY	$9,920,154	$(5,100,379)

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	10,842,524	(5,478,850)
OTHER COMPREHENSIVE GAIN
Unrealized foreign currency translation gain	641,048	879,423
COMPREHENSIVE INCOME (LOSS)	$11,483,572	$(4,599,427)
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	973,026	(309,448)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO OWNERS OF THE COMPANY	$10,510,546	$(4,289,979)

NET INCOME (LOSS) PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPNAY
Basic and diluted	$0.13	$(0.06)

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053

See condensed notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
	Ordinary Shares		Additional			Accumulated Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders'
	Shares	Amount	Capital	Earnings	Reserve	Loss	Interest	Equity

Balance, December 31, 2016	79,055,053	$79,055	$111,008,085	$17,438,215	$9,391,827	$(12,879,051)	$14,674,123	$139,712,254

Acquisition of fishing vessels from related party	-	-	(29,101,214)	-	-	-	-	(29,101,214)

Net income	-	-	-	9,920,154	-	-	922,370	10,842,524

Dividend declared	-	-	-	(790,551)	-	-	-	(790,551)

Foreign currency translation adjustment	-	-	-	-	-	590,392	50,656	641,048

Balance, March 31, 2017 (Unaudited)	79,055,053	$79,055	$81,906,871	$26,567,818	$9,391,827	$(12,288,659)	$15,647,149	$121,304,061

See condensed notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,842,524	$(5,478,850)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Depreciation	2,112,525	1,682,985
Increase in allowance for doubtful accounts	96,399	277,982
Increase in reserve for inventories	277,017	1,550,335
Loss on equity method investment	6,252	10,316
Changes in operating assets and liabilities:
Accounts receivable	73,099	3,406,211
Inventories	(8,262,638)	(2,967,993)
Advances to suppliers	1,485,594	170,802
Prepaid expenses	8,205	1,266
Prepaid expenses - related party	(602,715)	1,860,757
Other receivables	29,923,685	(17)
Other receivables - related party	-	(97)
Accounts payable	27,651	(37,895)
Accounts payable - related parties	1,880,905	656,067
Accrued liabilities and other payables	677,512	(507,011)
Accrued liabilities and other payables - related party	(18,281,290)	-
Due to related parties	(20,000)	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	20,244,725	624,858

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(9,763,774)	(113,479)
Payments made for acquisition of fishing vessels from related party	(12,252,689)	-
Prepayments made for long-term assets	-	(20,108,663)
Payments for equity method investment	(290,440)	-
Proceeds from transferring equity method investment share	-	15,291,759

NET CASH USED IN INVESTING ACTIVITIES	(22,306,903)	(4,930,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	5,100,335	3,156,505
Repayments of short-term bank loans	(3,190,832)	(7,214,044)
Increase in restricted cash	(435,660)	(611,670)
Advances from related parties	1,180,000	200,000
Payments made for dividend	(790,551)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,863,292	(4,469,209)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(50,205)	(90,453)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(249,091)	(8,865,187)

CASH AND CASH EQUIVALENTS - beginning of period	820,396	11,448,684

CASH AND CASH EQUIVALENTS - end of period	$571,305	$2,583,497

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$587,221	$556,138
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$1,016,541	$10,551,314
Property and equipment acquired on credit as payable	$658,827	$-
Fishing vessels acquired on credit as payable – related party	$16,889,095	$-
Offset other receivables - related parties against due to related parties	$-	$1,560,000

See condensed notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2017

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

(IN U.S. DOLLARS)
MARCH 31, 2017

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of March 31, 2017 are as follows:

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

The Company meets its day-to-day working capital requirements through cash flow provided by operations, bank loans and related parties’ advances. The Indonesian government's moratorium on fishing licenses renewals creates uncertainty over fishing operations in Indonesian waters. The Company’s forecasts and projections, taking account of on-going operations in Indian waters and consideration of opportunities in new fishing territories, such as acquisition of 5 licensed vessels to operate in the international waters, shows that the Company has adequate resources to continue in operational existence for the foreseeable future.

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

The Company’s unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation (continued)

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 23, 2017.

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2017 and 2016 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and Hong Kong and none of these deposits are covered by insurance. At March 31, 2017 and December 31, 2016, cash balances in the PRC are $555,829 and $683,307, respectively, and cash balances in Hong Kong are $15,476 and $137,089, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash consists of cash deposits held by China Development Bank to secure short term bank loans from China Development Bank. At March 31, 2017 and December 31, 2016, restricted cash amounted $3,362,660 and $2,911,922, respectively.

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, inventories, advances to suppliers, prepaid expenses, prepaid expenses – related party, other receivables, other receivables – related party, accounts payable, accounts payable – related parties, bank loans, accrued liabilities and other payables, accrued liabilities and other payables – related party, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. As of March 31, 2017, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term bank borrowings that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of March 31, 2017. As of March 31, 2017, the Company does not have any level 3 financial instruments.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2017

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At March 31, 2017 and December 31, 2016, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $350,152 and $252,558, respectively.

Inventories

Inventories, consisting of frozen fish and marine catches, are stated at the lower of cost or market utilizing the weighted average method. The cost of inventories is primarily comprised of fuel, freight, depreciation, direct labor, consumables, government levied charges and taxes. Consumables include fishing nets and metal containers used by fishing vessels. The Company’s fishing fleets in Indian and Indonesian waters and Western and Central Pacific Ocean of the international waters operate throughout the year, although the May to July period demonstrates lower catch quantities compared to the October to January period, which is the peak season.

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. At March 31, 2017 and December 31, 2016, the Company recorded a reserve for inventories in the amount of $276,487 and $0, respectively.

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales, estimated current and future market value.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $2,508,289 and $3,969,351 at March 31, 2017 and December 31, 2016, respectively.

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

(IN U.S. DOLLARS)
MARCH 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $5,336 and $113,479 for the three months ended March 31, 2017 and 2016, respectively, in the fishing vessels under construction.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charge for the three months ended March 31, 2017 and 2016.

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
MARCH 31, 2017

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

The Company is not incorporated nor does it engage in any trade or business in the United States and is not subject to United States federal income taxes. The Company did not derive any significant amount of income subject to such taxes after completion of the Share Exchange and accordingly, no relevant tax provision is made in the accompanying unaudited consolidated statements of operations and comprehensive income (loss).

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

Deferred tax assets are reduced by a valuation allowance to the extent that management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations and comprehensive income (loss) in the period that includes the enactment date.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company has not recorded deferred income taxes applicable to undistributed earnings of the subsidiaries located in the PRC because it is the present intention of management to reinvest the undistributed earnings indefinitely in PRC. The cumulative undistributed earnings from PRC subsidiaries amounted to approximately $190.0 million and $179.3 million as of March 31, 2017 and December 31, 2016, respectively, which are included in consolidated retained earnings. Generally, such earnings become subject to the PRC tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of March 31, 2017 and December 31, 2016, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and totaled $142,900 and $76,547 for the three months ended March 31, 2017 and 2016, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $83,395 and $94,159 for the three months ended March 31, 2017 and 2016, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expense on the accompanying consolidated statements of operations and comprehensive income (loss). Advertising totaled $29,044 and $0 for the three months ended March 31, 2017 and 2016, respectively.

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expense. The Company did not incur any research and development costs during the three months ended March 31, 2017 and 2016.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing is the Chinese Renminbi (“RMB”). For the subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2017 and 2016 was $(50,205) and $(90,453), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation (continued)

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at March 31, 2017 and December 31, 2016 were translated at 6.8993 RMB to $1.00 and at 6.9370 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the three months ended March 31, 2017 and 2016 were 6.8861 RMB and 6.5395 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net income (loss) per share are computed by dividing net income (loss) available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares, ordinary share equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of the ordinary shares issuable upon the exercise of ordinary share warrants (using the treasury stock method). Ordinary share equivalents are not included in the calculation of diluted earnings (loss) per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table presents a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2017	2016
Net income (loss) available to owners of the Company for basic and diluted net income (loss) per share of ordinary share	$9,920,154	$(5,100,379)
Weighted average ordinary shares outstanding - basic and diluted	79,055,053	79,055,053
Net income (loss) per ordinary share attributable to owners of the Company - basic and diluted	$0.13	$(0.06)

For the three months ended March 31, 2017 and 2016, warrants to purchase 8,966,667 ordinary shares have not been included in the calculation of diluted earnings (loss) per share in order to avoid any anti-dilutive effect.

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of March 31, 2017, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the three months ended March 31, 2017 and 2016 included net income (loss) and unrealized gain from foreign currency translation adjustments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2017 and December 31, 2016. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

(IN U.S. DOLLARS)
MARCH 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – ACCOUNTS RECEIVABLE

At March 31, 2017 and December 31, 2016, accounts receivable consisted of the following:

	March 31, 2017	December 31, 2016
Accounts receivable	$11,565,576	$11,575,284
Less: allowance for doubtful accounts	(350,152)	(252,558)
	$11,215,424	$11,322,726

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance.

NOTE 4 – INVENTORIES

At March 31, 2017 and December 31, 2016, inventories consisted of the following:

	March 31, 2017	December 31, 2016
Frozen fish and marine catches in warehouse	$17,106,088	$7,082,129
Frozen fish and marine catches in transit	-	1,728,982
	17,106,088	8,811,111
Less: reserve for inventories	(276,487)	-
	$16,829,601	$8,811,111

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2017

NOTE 5 – OTHER RECEIVABLES

At March 31, 2017 and December 31, 2016, other receivables consisted of the following:

	March 31, 2017	December 31, 2016
Prepayments made for fish goods (1)	$-	$29,848,189
Interest receivable	1,973,973	1,819,258
Security deposit	75,000	75,000
Other	93,600	93,009
	$2,142,573	$31,835,456

(1)	According to related signed agreement, the Company has the right to receive refund for these prepayments if the situation of demands and supplies changes. The Company received the refund in full in January and February 2017.

NOTE 6 – COST METHOD INVESTMENT

At March 31, 2017 and December 31, 2016, cost method investment amounted to $3,043,787 and $3,027,245, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.0 million) to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8% investment in the total equity investment of the bank as of March 31, 2017 and December 31, 2016.

In according to ASC 325, the Company uses the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank. Long-term investment for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of March 31, 2017 and December 31, 2016.

NOTE 7 – EQUITY METHOD INVESTMENT

At March 31, 2017 and December 31, 2016, equity method investment amounted to $28,932,614 and $28,493,273, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. Global Deep Ocean will process, cold storage, and transport deep ocean fishing products.

Pingtan Fishing and the other two investing companies accounted for 20%, 44% and 36% of the total ownership, respectively. All of the three investing companies hold less than 50% of the total shares. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $144.9 million) and Pingtan Fishing needs to contribute RMB 200 million (approximately $29.0 million), and as of March 31, 2017, the Company has contributed its share of registered capital.

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three months ended March 31, 2017 and 2016, the Company’s share of Global Deep Ocean’s net loss was $6,252 and $10,316, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income (loss).

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2017

NOTE 7 – EQUITY METHOD INVESTMENT (continued)

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	March 31, 2017	December 31, 2016
Current assets	$49,028,248	$48,488,573
Noncurrent assets	4,343,331	4,335,801
Current liabilities	17,976	18,007
Noncurrent liabilities	-	-
Equity	53,353,603	52,806,367

	Three Months Ended March 31,
	2017	2016
Net revenue	$-	$-
Gross profit	-	-
Loss from operation	31,158	51,581
Net loss	31,260	51,581

NOTE 8 – PREPAYMENT FOR LONG-TERM ASSETS

At March 31, 2017 and December 31, 2016, prepayment for long-term assets consisted of prepayment for fishing vessels’ construction. The Company reclassifies the prepayment for fishing vessels’ construction to construction-in-progress using the percentage of completion method. During the three months ended March 31, 2017, the Company reclassified RMB 7,000,000 (approximately $1.0 million) from prepayment for long-term assets to construction-in-progress.

For the three months ended March 31, 2017, a summary of activities in prepayment for long-term assets was as follows:

Prepayment for fishing vessels’ construction
Balance - December 31, 2016	$11,913,912
Prepayments made for fishing vessels’ construction	-
Reclassification to construction-in-progress	(1,016,541)
Foreign currency fluctuation	67,047
Balance – March 31, 2017	$10,964,418

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

At March 31, 2017 and December 31, 2016, property, plant and equipment consisted of the following:

	Useful life	March 31, 2017	December 31, 2016
Fishing vessels	10 - 20 Years	$153,791,784	$122,989,702
Vehicles	5 Years	122,135	121,472
Office and other equipment	3 – 5 Years	425,312	423,001
Construction-in-progress	-	-	18,754,740
		154,339,231	142,288,915
Less: accumulated depreciation		(22,288,957)	(20,092,321)
		$132,050,274	$122,196,594

For the three months ended March 31, 2017 and 2016, depreciation expense amounted to $2,112,525 and $1,682,985, respectively, of which $2,112,340 and $1,483,452, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2017

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT (continued)

At March 31, 2017 and December 31, 2016, the Company had 37 fishing vessels with net carrying amount of approximately $29.2 million and $29.4 million, respectively, pledged as collateral for its bank loans.

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

NOTE 10 – RELATED PARTIES TRANSACTIONS

Prepaid expenses – related party

At March 31, 2017 and December 31, 2016, prepaid expenses – related party consisted of the following:

	March 31, 2017	December 31, 2016
Prepaid miscellaneous items to PT. Avona Mina Lestari (1)	$1,126,753	$522,337
	$1,126,753	$522,337

(1)	PT. Avona Mina Lestari is an affiliate company controlled by Xinrong Zhuo family.

Other receivable – related party

At March 31, 2017 and December 31, 2016, other receivable – related party consisted of the following:

	March 31, 2017	December 31, 2016
Advance to Zhiyan Lin (1)	$705,296	$639,917
	$705,296	$639,917

(1)	Zhiyan Lin is a shareholder and legal representative of Pingtan Fishing.

In connection with the termination of VIE structure and to comply with PRC regulation, the Company paid RMB 83 million in total, which is Pingtan Fishing’s registered capital, to Pingtan Fishing’s Shareholders to transfer their 100% of equity interest of Pingtan Fishing to Fujian Heyue, the Company’s subsidiary pursuant to the Equity Transfer Agreement dated February 9, 2015. Those payments are expected to be returned in full to the Company by March 31, 2018.

Accounts payable - related parties

At March 31, 2017 and December 31, 2016, accounts payable - related parties consisted of the following:

Name of related party	March 31, 2017	December 31, 2016
Hong Fa Shipping Limited	$3,131,350	$1,740,000
Hong Long (1)	784,709	805,930
Huna Lin (2)	-	14,320
Hai Yi Shipping Limited	536,000	510
	$4,452,059	$2,560,760

(1)	Hong Long is an affiliate company majority owned and controlled by Ping Lin, spouse of the Company’s CEO.
(2)	Huna Lin is Zhiyan Lin’s daughter.

These accounts payable – related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2017

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Accrued liabilities and other payables – related party

At March 31, 2017 and December 31, 2016, the accrued liabilities and other payables – related party consisted of the following:

Name of related party	March 31, 2017	December 31, 2016
Hong Long	$16,856,783	$18,147,152
	$16,856,733	$18,147,152

The amount of accrued liabilities and other payables – Hong Long is short-term in nature, non-interest bearing, unsecured and payable on demand.

Due to related parties

At March 31, 2017 and December 31, 2016, the due to related parties amount consisted of the following:

	March 31, 2017	December 31, 2016
Accrued compensation for Roy Yu, Chief Financial Officer	$20,000	$40,000
Accrued compensation for Xinrong Zhuo	3,354	3,354
Advance from Xinrong Zhuo, Chief Executive Officer	1,180,000	-
	$1,203,354	$43,354

The advance from Xinrong Zhuo, the Company’s Chief Executive Officer, is for working capital purposes and short-term in nature, non-interest bearing, unsecured and payable on demand.

Operating lease

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO, (the “Office Lease”). The Company renewed the Office Lease. Pursuant to the renewed Office Lease, the annual rent is RMB 84,000 (approximately $12,200) and the renewed Office Lease expires on July 31, 2017.

For the three months ended March 31, 2017 and 2016, rent expense related to the Office Lease amounted $3,050 and $3,211, respectively. Future minimum rental payment required under the Office Lease is as follows:

Twelve-month period Ending March 31:	Amount
2018	$4,066

Rental and related administrative service agreement

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office and provided related administrative service (the “Service Agreement”). The Company renewed the Service Agreement. Pursuant to the renewed Service Agreement, the monthly payments are HK$298,500 (approximately $38,500) and the renewed Service Agreement expires on December 31, 2017.

For the three months ended March 31, 2017 and 2016, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $115,519 and $115,340, respectively. Future minimum rental and related administrative service charge payment required under the Service Agreement is as follows:

Twelve-month period Ending March 31:	Amount
2018	$346,557

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2017

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Purchases from related parties

During the three months ended March 31, 2017 and 2016, purchases from related parties were as follows:

	Three Months Ended March 31,
	2017	2016
Purchase of fuel, fishing nets and other on-board consumables
from Hong Fa Shipping Limited	$4,159,268	$2,723,153
from Hai Yi Shipping Ltd.	2,202,442	3,133,860
from Haifeng Dafu Enterprise Co., Ltd.	-	12,003
	6,361,710	5,869,016
Purchase of vessel maintenance service
from PT. Avona Mina Lestari	14,218	-
	$14,218	$-

On March 28, 2017, the Company entered into a master agreement with Fuzhou Honglong Ocean Fishery Co., Ltd, (“Hong Long”) for the acquisition of 5 vessels with total consideration of approximately $38.5 million representing the fair market value on the date of acquisition. Based on Accounting Standards Codification (“ASC”) 805-50, the Company recorded the value of approximately $9.4 million as the cost of the 5 vessels which was the net book value of the 5 vessels in Hong Long’s book at the date of transfer. The balance of approximately $29.1 million above cost was treated as a return of capital in the equity accounts and was recorded as a reduction in additional paid-in capital.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2017

NOTE 11 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. At March 31, 2017 and December 31, 2016, short-term bank loans consisted of the following:

	March 31, 2017	December 31, 2016
Loan from Fujian Haixia Bank, due on September 13, 2017 with annual interest rate of 6.960% at March 31, 2017 and December 31, 2016, collateralized by Pingtan Fishing’s 17 fishing vessels	$4,348,267	$4,324,636
Loan from Fujian Haixia Bank, due on September 22, 2017 with annual interest rate of 1.529% at March 31, 2017 and December 31, 2016, collateralized by Pingtan Fishing’s 17 fishing vessels	1,150,000	1,150,000
Loan from Fujian Haixia Bank, due on October 10, 2017 with annual interest rate of 1.739% at March 31, 2017 and December 31, 2016, collateralized by Pingtan Fishing’s 17 fishing vessels	1,080,000	1,080,000
Loan from China Development Bank, due on March 21, 2017 with variable annual interest rate based on London Interbank Offered Rate (“LIBOR”)(1) plus 230 basis points (3.211% at December 31, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.6 million (RMB 4 million) and collateralized by a related party’s land use right, and repaid on due date	-	3,000,000
Loan from China Development Bank, due on April 18, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.204% at March 31, 2017 and December 31, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.6 million (RMB 4 million) and collateralized by a related party’s land use right, and repaid on due date	3,000,000	3,000,000
Loan from China Development Bank, due on April 18, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.257% at March 31, 2017 and December 31, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.3 million (RMB 2 million) and collateralized by a related party’s land use right, and repaid on due date	1,500,000	1,500,000
Loan from China Development Bank, due on August 22, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.510% at March 31, 2017 and December 31, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $1.0 million (RMB 6.7 million) and collateralized by a related party’s two vessels	5,000,000	5,000,000
Loan from China Development Bank, due on December 9, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.593% at March 31, 2017 and December 31, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.5 million (RMB 3.5 million) and collateralized by a related party’s two vessels	2,500,000	2,500,000
Loan from China Development Bank, due on March 8, 2018 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.721% at March 31, 2017), secured by the Company’s restricted cash which is a deposit with the lender of approximately $1 million (RMB 7 million) and collateralized by seven vessels	5,000,000	-
	$23,578,267	$21,554,636

(1)	Represents six-month LIBOR rate on the loan commencement date.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2017

NOTE 11 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. At March 31, 2017 and December 31, 2016, long-term bank loans consisted of the following:

	March 31, 2017	December 31, 2016
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% and 4.900% at March 31, 2017 and December 31, 2016, respectively, collateralized by Hong Long's investment in equity interest of a China local bank	$5,884,655	$5,852,674
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% and 4.900% at March 31, 2017 and December 31, 2016, respectively, collateralized by Fujian International Trading and Transportation Co., Ltd.'s investment in equity interest of a China local bank	1,159,538	1,153,236
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% and 4.900% at March 31, 2017 and December 31, 2016, respectively, guaranteed by Hong Long	4,768,600	4,742,684
Loan from The Export-Import Bank of China, due on various dates until January 30, 2023 with annual interest rate of 4.900% at March 31, 2017 and December 31, 2016, guaranteed by Huanghai Ship Construction Co., Ltd, Xinrong Zhuo and Ping Lin and collateralized by 2 fishing vessels under construction and collateralized by three related parties’ investments in equity interest of two PRC local banks	18,117,780	18,019,317
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.145% at March 31, 2017 and December 31, 2016, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 6 fishing vessels	9,421,245	9,370,045
Total long-term bank loans	$39,351,818	$39,137,956
Less: current portion	(17,393,069)	(17,298,544)
Long-term bank loans, non-current portion	$21,958,749	$21,839,412

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending March 31,	Principal
2018	$17,393,069
2019	5,652,747
2020	5,725,219
2021	4,348,267
2022	1,521,894
Thereafter	4,710,622
$39,351,818
Less: current portion	(17,393,069)
Long-term liability	$21,958,749

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2017

NOTE 11 – BANK LOANS (continued)

The weighted average interest rate for short-term bank loans was approximately 3.8% and 5.6% for the three months ended March 31, 2017 and 2016, respectively.

The weighted average interest rate for long-term bank loans was approximately 5.0% for the three months ended March 31, 2017 and 2016.

For the three months ended March 31, 2017 and 2016, interest expense related to bank loans amounted to $708,412 and $635,745, respectively, of which, $5,336 and $113,479 was capitalized to construction-in-progress, respectively.

NOTE 12 – ACCRUED LIABILITIES AND OTHER PAYABLES

At March 31, 2017 and December 31, 2016, accrued liabilities and other payables consisted of the following:

	March 31, 2017	December 31, 2016
Accrued salaries and related benefits	$4,716,046	$4,126,938
Fishing vessels construction payable	652,240	-
Accrued interest due	213,793	92,329
Other	175,229	180,269
	$5,757,308	$4,399,536

NOTE 13 – SHAREHOLDERS’ EQUITY

Warrants

An aggregate of 30,329,883 ordinary shares and 3,966,667 warrants were originally issued by CGEI to Chum Capital Group Limited, in connection with a private placement prior to CGEI’s initial public offering, and that became exercisable for the Company’s ordinary shares beginning on March 27, 2013 (the “Sponsor Warrants”). The Sponsor Warrants have been registered for resale by the selling security-holders under Form S-3 filed on June 17, 2013 and declared effective on June 19, 2013. On June 2, 2011, the Company sold 5,000,000 units, at an offering price of $10.00 per unit, generating gross proceeds of $50,000,000. Each unit consisted of one ordinary share, $0.001 par value, of the Company and one purchase warrant. Each warrant will entitle the holder to purchase from the Company one ordinary share at an exercise price of $12.00 per share commencing upon the completion of a business combination and expiring five years from the consummation of a business combination. The Company also registered an aggregate of 8,966,667 ordinary shares that are issuable by the Company upon exercise of the 3,966,667 Sponsor Warrants and 5,000,000 warrants that were issued in the CGEI’s initial public offering (the “Public Warrants”) and that became exercisable upon the consummation of the transactions contemplated by that certain Agreement and Plan of Merger, dated as of October 24, 2012, between CGEI, CDGC, China Growth Dredging Sub Ltd. and Xinrong Zhuo and by that certain Share Purchase Agreement, dated as of October 24, 2012, between CGEI and Merchant Supreme.

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

There were no stock warrants issued, expired/terminated/forfeited, exercised during the three months ended March 31, 2017.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2017

NOTE 13 – SHAREHOLDERS’ EQUITY (continued)

Warrants (continued)

The following table summarizes the shares of the Company’s ordinary shares issuable upon exercise of warrants outstanding and exercisable at March 31, 2017:

Warrants outstanding				Warrants exercisable
Exercise price	Number outstanding at March 31, 2017	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at March 31, 2017	Weighted average exercise price
$12.00	8,966,667	0.9	$12.00	8,966,667	$12.00

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

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. As of December 31, 2016, the Company appropriated the required 50% of its registered capital to statutory reserve for Heyue. Accordingly, no additional statutory reserve for Heyue is required for the three months ended March 31, 2017. The Company will make appropriation to statutory reserve for Pingtan Fishing by the end of year 2017.

Pingtan Guansheng, Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying had sustained losses since their establishments. No appropriation to statutory reserves for them was required as they incurred recurring net losses.

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At March 31, 2017 and December 31, 2016, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
Customer	2017	2016
A	13%	*
B	13%	*

*less than 10%

No customer accounted for 10% or more of the Company’s total outstanding accounts receivable at March 31, 2017 and December 31, 2016.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2017

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS (continued)

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
Supplier	2017	2016
A (Hong Fa Shipping Limited, a related party)	38%	36%
B (Hong Long, a related party)	25%	*
C (Hai Yi Shipping Ltd., a related party)	20%	42%
D	14%	*
E (PT Avona Mina Lestari, a related party)	*	17%

*less than 10%

Three suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at March 31, 2017, accounted for 87.4% of the Company’s total outstanding accounts payable and accounts payable – related parties at March 31, 2017.

Three suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2016, accounted for 95.9% of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2016.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of March 31, 2017 and December 31, 2016, which have not been reflected in its consolidated financial statements.

Operating lease

See note 10 for related party operating lease commitment.

Rental payment and related administrative service charge

See note 10 for related party rental and related administrative service agreement commitment.

Fishing vessels construction agreement

In December 2015, Hong Long entered into an agreement with Fujian Xinchang Ship Construction Co., Ltd. (“Xinchang”) related to the construction of 4 fishing vessels (“Xinchang Construction Agreement”). The agreement expired in October 2016. In March 2016, Pingtan Fishing and Hong Long and Xinchang entered into a Three-party Agreement. According to the Three-party Agreement, Hong Long assigned all of its rights and obligations related to the Xinchang Construction Agreement to Pingtan Fishing. The project requires a total investment of RMB 140 million (approximately $20.3 million). The funds are required to be invested over the construction period of the project. As of March 31, 2017 and December 31, 2016, Pingtan Fishing has paid RMB 135.5 million (approximately $19.6 million) and RMB 133.0 million (approximately $19.2 million) of the total investment that was recorded as property, plant and equipment and prepayment for long-term assets on the accompanying consolidated balance sheets, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2017

NOTE 15 – COMMITMENTS AND CONTINGENCIES (continued)

Fishing vessels purchase agreement

On March 28, 2017, the Company entered into an agreement with Hong Long related to the purchase of 5 vessels. The purchase price for these 5 vessels is approximately $38.5 million. As of March 31, 2017, the Company has paid approximately $21.6 million and the remaining balance of approximately $16.9 was included in accrued liabilities and other payables – related party on the accompanying consolidated balance sheets.

NOTE 16 – SUBSEQUENT EVENTS

On April 13, 2017, the Company’s Board of Directors declared a cash dividend of $0.01 per share to the Company’s holders of ordinary shares of record on April 30, 2017.

On April 18, 2017, the Company repaid a short-term bank loan of $4,500,000 to China Development Bank in accordance with the loan repayment schedule

On April 26, 2017, the Company signed a loan agreement with National Development Bank and borrowed $3.5 million from the bank. The loan is due on April 25, 2018 with variable annual interest rate based on LIBOR plus 230 basis points (3.7232% at April 26, 2017), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.7 million (RMB 4.9 million) and collateralized by Pingtan Fishing’s 4 fishing vessels.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Pingtan Marine Enterprise Ltd. for the three months ended March 31, 2017 and 2016 should be read in conjunction with the Pingtan Marine Enterprise Ltd. unaudited financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 23, 2017. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements .

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

In March 2017, we purchased 1 refrigerated transport vessel and 4 squid jigging vessels for the appraised fair market value of approximately $38.5 million.

As of March 31, 2017, we own 91 trawlers, 15 drifters, 6 squid jigging vessels, 4 longline fishing vessels, 3 light luring seine vessels, 1 transport vessel and have exclusive operating license rights to 20 drifters. We are the second largest China-based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 13.2 years. These vessels are fully licensed to operate in their fishing territories.

Among the 140 vessels, 13 are operating in Indo-Pacific waters; 12 are operating in the Bay of Bengal in India; 9 are operating in international waters, 2 will be deployed to international waters after regular maintenance and the remaining vessels are licensed to operate in the Arafura Sea in Indonesia but temporarily not operating due to the moratorium discussed below.

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

Significant factors affecting our results of operations

●	The Indonesian government's moratorium on fishing licenses renewals: In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in Indonesian waters have been informed by the Indonesian government to operate within strict guidelines and subsequently to cease operation, in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. We currently operate 140 vessels and have a license to operate 104 of those vessels in the Arafura Sea of Indonesia. To cooperate and comply with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of our normal level. Since February 2015, we have ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this ban has caused a significant drop in our production. In November 2015, the Indonesian government announced that the moratorium had concluded. Our expectation is that the MMAF will implement new fishing policies and resume the license renewal process although this has not yet occurred. In the meantime, we deployed 13 vessels to the Indo-Pacific waters and 2 squid jigging vessels to the international waters in the second half of fiscal 2016. Furthermore, in first quarter of 2017, we deployed 4 longline fishing vessels, 2 squid jigging vessels and 1 refrigerated transport vessel to international waters and we will deploy 2 more squid jigging vessels after regular maintenance.

●	Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable government agencies. Our inability to obtain, or loss or denial of extensions to, any of our applicable licenses or permits could hamper our ability to generate revenue from our operations.

●	Resource & environmental factors: Our fishing expeditions are based in the Indian Exclusive Economic Zone, Indo-Pacific waters, the Arafura Sea of Indonesia and international waters of Atlantic and Pacific Oceans. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also have impact our harvest volume.

●	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●	Competition: We engage in the business in the Bay of Bengal in India, Indo-Pacific waters, the Arafura Sea of Indonesia and international waters of Atlantic and Pacific Oceans. Competition within our dedicated fishing areas is not currently significant as the region is not overfished or regulated by government limits on the number of vessels that are allowed to fish in the territories; however, there is no guarantee that competition will not become more intense. Competition in the consumer market in China, however, is keen. We compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. We believe our catch appeals to a wide segment of consumers because of the low price points of our products.

●	Fishing licenses: Each of our fishing vessels requires approval from the Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are valid for a period of three to twelve months, and are awarded to us at no cost. We apply for the renewal of the approval prior to expiration to avoid interruptions of our fishing vessels’ operations. Each of our fishing vessels operating in Indonesian waters requires a fishing license granted by the authority in Indonesia.

RESULTS OF OPERATIONS

Comparison of results of operations for the three months ended March 31, 2017 and 2016

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

For the three months ended March 31, 2017 and 2016, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended March 31, 2017
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$2,857	1,154,679	$2.47	50.5%
Ribbon fish	1,860	597,317	3.11	32.9%
Conger eel	400	176,871	2.26	7.1%
Reefcod	183	139,200	1.31	3.2%
Slender shad	143	75,976	1.89	2.5%
Squid	69	13,512	5.08	1.2%
Others	149	65,443	2.28	2.6%
Total	$5,661	2,222,998	$2.55	100.0%

	Three Months Ended March 31, 2016
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$2,084	759,263	$2.75	50.7%
Ribbon fish	1,009	342,280	2.95	24.5%
Squid	390	423,588	0.92	9.5%
Reefcod	369	133,017	2.77	9.0%
Shrimp	109	21,864	4.98	2.6%
Conger eel	38	12,628	3.00	0.9%
Others	116	47,705	2.44	2.8%
Total	$4,115	1,740,345	$2.36	100.0%

For the three months ended March 31, 2017, we had revenue of $5,661,140, as compared to revenue of $4,115,098 for the three months ended March 31, 2016, an increase of $1,546,042, or 37.6%. The increase was mainly attributable to our business expansion resulting from more fishing vessels put in operation. Sales volumes in the three months ended March 31, 2017 increased 27.7% to 2,222,998 kg from 1,740,345 kg in the three months ended March 31, 2016. Average unit sale price increased 8.1% in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, which was primarily due to the different sales mix.

Cost of revenue

Our cost of revenue primarily consists of fuel cost, depreciation, direct labor cost, fishing vessels maintenance fee, other overhead costs, and reserve for inventories. Fuel cost, depreciation, and labor cost generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the three months ended March 31, 2017 and 2016 (dollars in thousands ):

	Three Months Ended March 31,
	2017			2016
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$3,673	65.6%	64.9%	$4,592	61.7%	111.6%
Depreciation	852	15.2%	15.0%	1,146	15.4%	27.8%
Labor cost	355	6.3%	6.3%	1,002	13.5%	24.4%
Reserve for inventories	277	4.9%	4.9%	-	-	-
Spare parts	262	4.7%	4.6%	140	1.9%	3.4%
Maintenance fee	88	1.6%	1.6%	4	0.1%	0.1%
Freight	87	1.6%	1.5%	63	0.9%	1.5%
Fishing license and agent fee	4	0.1%	0.1%	-	-	-
Other *	-	-	-	481	6.5%	11.7%
Total cost of revenue	$5,598	100.0%	98.9%	$7,428	100.0%	180.5%

*Represents the cost of fish purchased from third parties to satisfy our customers’ demand.

Cost of revenue for the three months ended March 31, 2017 was $5,597,807, representing a decrease of $1,830,003 or 24.6% as compared to $7,427,810 for the three months ended March 31, 2016. The decrease was primarily attributable to the decrease in our unit costs of fish.

Gross profit (loss)

Our gross profit (loss) is affected primarily by changes in production costs. Fuel cost, depreciation, and labor cost together account for about 87.1% and 90.6% of cost of revenue for the three months ended March 31, 2017 and 2016, respectively. The fluctuation of fuel price, and change in labor cost may significantly affect our cost level and gross profit (loss).

The following table sets forth information as to our revenue, cost of revenue, gross profit (loss) and gross margin for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Revenue	$5,661,140	$4,115,098
Cost of revenue	$5,597,807	$7,427,810
Gross profit (loss)	$63,333	$(3,312,712)
Gross margin	1.1%	(80.5)%

Gross profit for the three months ended March 31, 2017 was $63,333, representing an increase of $3,376,045 or 101.9% as compared to gross loss of $3,312,712 for the three months ended March 31, 2016 due to the increase in our sales revenue and the decrease in our unit sales costs of fish.

Gross margin increased to 1.1% for the three months ended March 31, 2017 from (80.5)% for the three months ended March 31, 2016. The increase in gross margin for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily attributable to the decrease in our unit sales costs of fish resulting from the increase in our fishing activities by deploying more fishing vessels into operations.

Selling expense

Our selling expense mainly includes shipping and handling fees, insurance, customs service charge, storage fees and advertising expenses. Our sales activities are conducted through direct selling by our internal sales staff. Because of the strong demand for our products and services, we do not have to aggressively market and distribute our products. As a result, our selling expense has been relatively small as a percentage of our revenue.

Selling expense totaled $388,718 for the three months ended March 31, 2017, as compared to $343,020 for the three months ended March 31, 2016, an increase of $45,698 or 13.3%. Selling expense as a percentage of revenue for the three months ended March 31, 2017 decreased to 6.9% from 8.3% for the three months ended March 31, 2016, which was mainly attributable to the increase in sales revenue. Selling expense for the three months ended March 31, 2017 and 2016 consisted of the following:

	Three Months Ended March 31,
	2017	2016
Shipping and handling fees	$142,900	$76,547
Insurance	77,093	147,815
Customs service charge	72,313	32,841
Storage fees	63,737	85,817
Advertising	29,044	-
Other	3,631	-
	$388,718	$343,020

●	For the three months ended March 31, 2017, shipping and handling fees increased by $66,353, or 86.7%, as compared to the three months ended March 31, 2016. The increase was primarily attributable to the increase in our sales revenue.

●	For the three months ended March 31, 2017, insurance decreased by $70,722, or 47.8%, as compared to the three months ended March 31, 2016. The change was mainly attributable to the different insured fishing vessels mix.

●	For the three months ended March 31, 2017, customs service charge increased by $39,472, or 120.2%, as compared to the three months ended March 31, 2016, due to the increase in our oversea fishing activities.

●	For the three months ended March 31, 2017, storage fees decreased by $22,080, or 25.7%, as compared to the three months ended March 31, 2016. The decrease was mainly attributable to the decrease in our storage area.

●	For the three months ended March 31, 2017, advertising expenses increased by $29,044, or 100.0%, as compared to the three months ended March 31, 2016, mainly due to the increase in advertising activities in order to increase our visibility.

●	Other miscellaneous selling expense for the three months ended March 31, 2017 increased by $3,631, or 100.0%, as compared to the three months ended March 31, 2016.

General and administrative expense

General and administrative expense totaled $1,087,872 for the three months ended March 31, 2017, as compared to $1,467,471 for the three months ended March 31, 2016, a decrease of $379,599 or 25.9%. General and administrative expense for the three months ended March 31, 2017 and 2016 consisted of the following:

	Three Months Ended March 31,
	2017	2016
Professional fees	$448,671	$462,690
Compensation and related benefits	286,132	357,611
Rent and related administrative service charge	118,569	118,551
Bad debt expense	96,399	277,982
Travel and entertainment	63,649	19,585
Other	74,452	231,052
	$1,087,872	$1,467,471

●	Professional fees, which primarily consist of legal fees, accounting fees, investor relations services charge, valuation service fees, consulting fees, and other fees associated with being a public company, remained roughly consistent for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

●	Compensation and related benefits decreased by $71,479, or 20.0%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease was mainly attributable to a decrease in salaries for our management staff of approximately $68,000 and a decrease in benefits for our management staff of approximately $3,000, mainly due to our strict control on corporation spending.

●	Rent and related administrative service charge remained consistent for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

●	For the three months ended March 31, 2017, we recorded bad debt expense of $96,399 as compared to $277,982 for the three months ended March 31, 2016. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●	For the three months ended March 31, 2017, travel and entertainment expense increased by $44,064, or 225.0% as compared to the three months ended March 31, 2016. The increase was mainly attributable to an increase in travel expense of approximately $24,000 due to our business expansion and an increase in entertainment expense of approximately $20,000 in order to strengthen our popularity.

●	Other general and administrative expense, which primarily consist of insurance, communication fees, office supply, miscellaneous taxes, bank service charge, depreciation, and NASDAQ listing fee. For the three months ended March 31, 2017, other general and administrative expense decreased by $156,600, or 67.8%, as compared to the three months ended March 31, 2016. The decrease was mainly attributable to a decrease in depreciation expense of approximately $199,000, offset by an increase in other miscellaneous items of approximately $43,000. During the three months ended March 31, 2016, our 13 upgraded and renovated fishing vessels were temporarily idle. We recorded the related depreciation for these 13 fishing vessels as operating expenses rather than as cost of revenue. Therefore, the depreciation for operating expenses for the first quarter of 2017 decreased as compared to the first quarter of 2016.

Loss from operations

As a result of the factors described above, for the three months ended March 31, 2017, loss from operations amounted to $1,413,257, as compared to $5,123,203 for the three months ended March 31, 2016, a change of $3,709,946, or 72.4%.

Other income (expense)

Other expense/income mainly include interest income from bank deposits, interest expense generated from short-term and long-term bank borrowings, foreign currency transaction gain, grant income from Chinese government, and loss on equity method investment.

For the three months ended March 31, 2017, other income, net, amounted to $12,255,781 as compared to other expense, net, of $355,234 for the three months ended March 31, 2016, a change of $12,611,015, or 3,550.1%, which was primarily attributable to an increase in interest income of approximately $145,000, an increase in foreign currency transaction gain of approximately $78,000, and a significant increase in grant income from Chinese government of approximately $12,565,000 mainly due to the significant increase in our fuel expenditures on our fishing activities resulting from more fishing vessels put in operations, offset by an increase in interest expense of approximately $181,000.

The grant income represents an incentive granted by the Chinese government to encourage the development of the ocean fishing industry in order to satisfy the demand for natural seafood in China. The grant income, which was recognized in the three months ended March 31, 2017, is primarily related to the reimbursement of our fuel expenditures incurred in 2016.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the three months ended March 31, 2017 and 2016.

For the three months ended March 31, 2016, income taxes expense was $413 which was generated by Heyue’s taxable income from fish reselling activities. Since February 2015, we have temporarily ceased fishing operations in Indonesian waters due to the Indonesian government’s moratorium described previously. In order to satisfy our customers’ demand, Heyue purchased fish from a third party and resold to our customers. We are required to pay income taxes for our fish reselling operations.

Net income (loss)

As a result of the factors described above, our net income was $10,842,524 for the three months ended March 31, 2017, compared to net loss of $5,478,850 for the three months ended March 31, 2016, a change of $16,321,374 or 297.9%.

Net income (loss) attributable to owners of the Company

The net income attributable to owners of the Company was $9,920,154, or $0.13 per ordinary share (basic and diluted) for the three months ended March 31, 2017, compared to net loss attributable to owners of the Company of $5,100,379, or $(0.06) per ordinary share (basic and diluted) for the three months ended March 31, 2016, a change of $15,020,533 or 294.5%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $641,048 for the three months ended March 31, 2017, as compared to $879,423 for the three months ended March 31, 2016. This non-cash gain had the effect of increasing/decreasing our reported comprehensive income/loss.

Comprehensive income (loss)

As a result of our foreign currency translation adjustment, we had comprehensive income for the three months ended March 31, 2017 of $11,483,572, compared to comprehensive loss of $4,599,427 for the three months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government grants as the government incentive for encouraging development of ocean fishing industry. At March 31, 2017 and December 31, 2016, we had cash balances of approximately $571,000 and $820,000, respectively. The significant portion of these funds are located in financial institutions located in the PRC and will continue to be indefinitely reinvested in our operations in the PRC.

The following table sets forth a summary of changes in our working capital from December 31, 2016 to March 31, 2017:

			December 31, 2016 to March 31, 2017
	March 31, 2017	December 31, 2016	Change	Percentage Change
Working capital deficit:
Total current assets	$38,461,901	$60,841,361	$(22,379,460)	(36.8)%
Total current liabilities	70,190,184	64,920,719	5,269,465	8.1%
Working capital deficit:	$(31,728,283)	$(4,079,358)	$(27,648,925)	(677.8)%

Our working capital deficit increased $27,648,925 to working capital deficit of $31,728,283 at March 31, 2017 from working capital deficit of $4,079,358 at December 31, 2016. This increase in working capital deficit is primarily attributable to a decrease in cash of approximately $249,000, a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $107,000, a decrease in advances to suppliers of approximately $1,461,000, a significant decrease in other receivables of approximately $29,693,000 since we received the refund of prepayment made for fish goods of approximately $30 million from a third party in January and February 2017 (see note 5), an increase in accounts payable –related parties of approximately $1,891,000, an increase in short-term bank loans of approximately $2,024,000, an increase in accrued liabilities and other payables of approximately $1,358,000, and an increase in due to related parties of approximately $1,160,000, offset by an increase in restricted cash of approximately $451,000, a significant increase in inventories, net of reserve for inventories, of approximately $8,018,000 due to our business expansion resulting from more fishing vessels put in operations, an increase in prepaid expenses – related party of approximately $604,000, and a decrease in accrued liabilities and other payables – related party of approximately $1,290,000.

Because the exchange rate conversion is different for consolidated balance sheets and consolidated statements of cash flows, the changes in assets and liabilities reflected on consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on consolidated balance sheets.

Cash flows for the three months ended March 31, 2017 compared to the three months ended March 31, 2016

The following summarizes the key components of our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$20,244,725	$624,858
Net cash used in investing activities	(22,306,903)	(4,930,383)
Net cash provided by (used in) financing activities	1,863,292	(4,469,209)
Effect of exchange rate on cash	(50,205)	(90,453)
Net decrease in cash	$(249,091)	$(8,865,187)

Net cash flow provided by operating activities was $20,244,725 for the three months ended March 31, 2017 as compared to $624,858 for the three months ended March 31, 2016, an increase of $19,619,867.

●	Net cash flow provided by operating activities for the three months ended March 31, 2017 primarily reflected our net income of approximately $10,843,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $2,113,000, increase in allowance for doubtful accounts of approximately $96,000, and increase in reserve for inventories of approximately $277,000, and changes in operating assets and liabilities primarily consisting of a decrease in advances to suppliers of approximately $1,486,000, a significant decrease in other receivables of approximately $29,924,000 mainly due to the refund of prepayment made for fish goods of approximately $30 million received from a third party in January and February 2017 (see note 5), an increase in accounts payable – related parties of approximately $1,881,000, and an increase in accrued liabilities and other payables of approximately $678,000, offset by a significant increase in inventories of approximately $8,263,000 due to our business expansion resulting from more fishing vessels in operations, an increase in prepaid expenses – related party of approximately $603,000, and a significant decrease in accrued liabilities and other payables – related party of approximately $18,281,000 due to repayments made to our related party in the first quarter of 2017.
●	Net cash flow provided by operating activities for the three months ended March 31, 2016 primarily reflected the add-back of non-cash items, consisting of depreciation of approximately $1,683,000, increase in allowance for doubtful accounts of approximately $278,000, increase in reserve for inventories, which reflects the difference between cost and market value, of approximately $1,550,000 due to the higher unit cost resulting from the reduced scale of operations, a loss on equity method investment of approximately $10,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $3,406,000 mainly due to the collections made in 2016, a decrease in advances to suppliers of approximately $171,000, a decrease in prepaid expenses – related parties of approximately $1,861,000, and an increase in accounts payable – related parties of approximately $656,000, offset by our net loss of approximately $5,479,000, and changes in operating assets and liabilities primarily consisting of an increase in inventories of approximately $2,968,000, and a decrease in accrued liabilities and other payables of approximately $507,000.

Net cash flow used in investing activities was $22,306,903 for the three months ended March 31, 2017 as compared to $4,930,383 for the three months ended March 31, 2016. During the three months ended March 31, 2017, we made payments for purchase of property, plant and equipment of approximately $9,764,000, made payments for acquisition of fishing vessels from a related party of approximately $12,253,000, and made payments for equity method investment of approximately $290,000. During the three months ended March 31, 2016, we made payments for purchase of property, plant and equipment of approximately $113,000, and made prepayments for long-term assets of approximately $20,109,000, offset by proceeds received from transferring equity method investment share of approximately $15,292,000.

Net cash flow provided by financing activities was $1,863,292 for the three months ended March 31, 2017 as compared to net cash flow used in financing activities of $4,469,209 for the three months ended March 31, 2016. During the three months ended March 31, 2017, we received proceeds from short-term bank loans of approximately $5,100,000, and received advances from related parties of approximately $1,180,000, offset by the repayments of short-term bank loans of approximately $3,191,000, the payments made to increase restricted cash of approximately $436,000, and cash made for dividend payments of approximately $791,000. During the three months ended March 31, 2016, we made repayments for short-term bank loans of approximately $7,214,000, and increase in restricted cash of approximately $612,000, offset by proceeds from short-term bank loans of approximately $3,157,000, and advances from related parties of approximately $200,000.

We have historically funded our capital expenditures through cash flow provided by operations, bank loans and related parties’ advances. As of March 31, 2017, we have contractual commitments of RMB 4.5 million (approximately $652,000) related to 4 fishing vessels construction commitment and $16.9 million related to 5 vessels purchase commitment. We intend to fund the costs with cash flow from our operations and by obtaining financing mainly from local banking institutions with which we have done business in the past. We believe that the relationships with local banks are in good standing. And we have not encountered difficulties in obtaining needed borrowings from local banks. Considering our available cash together with our cash inflow from gradually recovering operations and financing, we believe that it is not likely that we will not meet our anticipated cash requirements for the next twelve months.

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

The following tables summarize our contractual obligations as of March 31, 2017 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$4	$4	$-	$-	$-
Related party rental and related administrative service charge obligation	347	347	-	-	-
4 fishing vessels construction obligation	652	652	-	-	-
5 vessels purchase commitment	16,857	16,857	-	-	-
Short-term bank loans (1)	23,578	23,578	-	-	-
Long-term bank loans	39,352	17,393	11,378	5,870	4,711
Total	$80,790	$58,831	$11,378	$5,870	$4,711

(1)	Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity price risk

Oil cost accounts for approximately 65.6% of our total cost of revenue for the three months ended March 31, 2017. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at March 31, 2017 and did not employ any commodity price derivatives in the three months ended March 31, 2017.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would decrease (increase) our comprehensive gain by $115,000 for the three months ended March 31, 2017 based on our revenue, costs and expenses, and assets and liabilities denominated in RMB as of March 31, 2017. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $62.9 million at March 31, 2017. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our interest on our borrowings by approximately $28,000. The potential change in interest amount is calculated based on the change in the interest amount over a one year period due to an immediate 100 basis point change in interest rates.

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

In  connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2017, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2017 due to the material weakness we reported in our 2016 10-K which has not yet been remediated. In our 2016 10-K we reported that we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to material weakness) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Currently, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 23, 2017.

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: May 15, 2017	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer (Principal Financial and Accounting Officer)

