Form 10-Q
period 2017-06-30
Pingtan Marine Enterprise Ltd.
filed 2017-08-09
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary stock, as of the latest practicable date. As of August 9, 2017, the outstanding number of the registrant’s ordinary shares, par value $0.001 per share, was 79,055,053.

PINGTAN MARINE ENTERPRISE LTD.

FORM 10-Q

June 30, 2017

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$11,415,456	$820,396
Restricted cash	3,262,282	2,911,922
Accounts receivable, net of allowance for doubtful accounts	12,639,452	11,322,726
Inventories, net of reserve for inventories	4,935,603	8,811,111
Advances to suppliers	2,458,272	3,969,351
Prepaid expenses	53	8,145
Prepaid expenses - related parties	1,126,753	522,337
Other receivables	2,180,441	31,835,456
Other receivables - related parties	-	639,917

Total Current Assets	38,018,312	60,841,361

OTHER ASSETS:
Cost method investment	3,099,906	3,027,245
Equity method investment	29,451,951	28,493,273
Prepayment for long-term assets	11,166,569	11,913,912
Property, plant and equipment, net	131,944,322	122,196,594

Total Other Assets	175,662,748	165,631,024

Total Assets	$213,681,060	$226,472,385

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,452,694	$916,737
Accounts payable - related parties	8,657,310	2,560,760
Short-term bank loans	22,658,436	21,554,636
Long-term bank loans - current portion	11,838,687	17,298,544
Accrued liabilities and other payables	5,884,727	4,399,536
Accrued liabilities and other payables - related party	8,281,687	18,147,152
Due to related parties	2,056,230	43,354

Total Current Liabilities	61,829,771	64,920,719

OTHER LIABILITIES:
Long-term bank loans - non-current portion	19,485,120	21,839,412

Total Liabilities	81,314,891	86,760,131

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at June 30, 2017 and December 31, 2016)	79,055	79,055
Additional paid-in capital	81,906,871	111,008,085
Retained earnings	34,734,679	17,438,215
Statutory reserve	9,391,827	9,391,827
Accumulated other comprehensive loss	(10,407,957)	(12,879,051)
Total equity attributable to owners of the company	115,704,475	125,038,131
Non-controlling interest	16,661,694	14,674,123

Total Shareholders’ Equity	132,366,169	139,712,254

Total Liabilities and Shareholders’ Equity	$213,681,060	$226,472,385

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN U.S. DOLLARS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

REVENUE	$35,695,881	$2,104,351	$41,357,021	$6,219,449

COST OF REVENUE	24,576,296	5,145,118	30,174,103	12,572,928

GROSS PROFIT (LOSS)	11,119,585	(3,040,767)	11,182,918	(6,353,479)

OPERATING EXPENSES:
Selling	178,575	71,199	567,293	414,219
General and administrative	1,259,793	910,813	2,347,665	2,378,284

Total Operating Expenses	1,438,368	982,012	2,914,958	2,792,503

INCOME (LOSS) FROM OPERATIONS	9,681,217	(4,022,779)	8,267,960	(9,145,982)

OTHER INCOME (EXPENSE):
Interest income	4,043	902	151,426	3,269
Interest expense	(648,333)	(395,859)	(1,351,409)	(918,124)
Foreign currency transaction gain (loss)	446,431	(477,077)	544,882	(456,280)
Grant income	30,365	96	12,749,640	154,543
Gain from cost method investment	314,818	381,537	314,818	381,537
Loss on equity method investment	(13,915)	(7,811)	(20,167)	(18,127)
Other expense	(3,812)	(153)	(3,812)	(417)

Total Other Income (Expense), net	129,597	(498,365)	12,385,378	(853,599)

INCOME (LOSS) BEFORE INCOME TAXES	9,810,814	(4,521,144)	20,653,338	(9,999,581)

INCOME TAXES	-	587	-	1,000

NET INCOME (LOSS)	$9,810,814	$(4,521,731)	$20,653,338	$(10,000,581)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	853,403	(296,844)	1,775,773	(675,315)

NET INCOME (LOSS) ATTRIBUTABLE TO OWNERS OF THE COMPANY	$8,957,411	$(4,224,887)	$18,877,565	$(9,325,266)

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	9,810,814	(4,521,731)	20,653,338	(10,000,581)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	2,041,844	(4,255,671)	2,682,892	(3,376,248)
COMPREHENSIVE INCOME (LOSS)	$11,852,658	$(8,777,402)	$23,336,230	$(13,376,829)
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	1,014,545	(633,494)	1,987,571	(942,942)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO OWNERS OF THE COMPANY	$10,838,113	$(8,143,908)	$21,348,659	$(12,433,887)

NET INCOME (LOSS) PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$0.11	$(0.05)	$0.24	$(0.12)

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
						Accumulated
	Ordinary Shares		Additional			Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders’
	Shares	Amount	Capital	Earnings	Reserve	Loss	Interest	Equity

Balance, December 31, 2016	79,055,053	$79,055	$111,008,085	$17,438,215	$9,391,827	$(12,879,051)	$14,674,123	$139,712,254

Acquisition of fishing vessels from related party			(29,101,214)					(29,101,214)
Net Income	-	-	-	18,877,565	-	-	1,775,773	20,653,338

Dividend declared	-	-	-	(1,581,101)	-	-	-	(1,581,101)

Foreign currency translation adjustment	-	-	-	-	-	2,471,094	211,798	2,682,892

Balance, June 30, 2017 (Unaudited)	79,055,053	$79,055	$81,906,871	$34,734,679	$9,391,827	$(10,407,957)	$16,661,694	$132,366,169

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,653,338	$(10,000,581)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Depreciation	4,292,368	3,303,423
Increase (decrease) in allowance for doubtful accounts	202,678	(150,594)
Increase in reserve for inventories	-	2,800,637
Loss on equity method investment	20,167	18,127
Loss on disposal of fixed assets	3,812	-
Changes in operating assets and liabilities:
Accounts receivable	(1,233,136)	9,347,461
Inventories	4,030,297	(7,696,280)
Advances to suppliers	1,584,068	299,809
Prepaid expenses	8,172	1,806
Prepaid expenses - related parties	(583,668)	1,789,653
Other receivables	29,995,368	414
Other receivables - related party	927,098	-
Accounts payable	(23,390)	(14,213)
Accounts payable - related parties	5,951,364	1,344,800
Accrued liabilities and other payables	1,360,541	509,165
Accrued liabilities and other payables - related party	(12,734,415)	-
Due to related parties	(20,026)	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	54,434,636	1,553,627

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(38,750,974)	(417,877)
Proceeds from government grants for fishing vessels construction	2,911,335	-
Prepayments made for long-term assets	-	(38,406,218)
Proceeds from transferring equity method investment share	-	15,301,282
Payments for equity method investment	(291,134)	-

NET CASH USED IN INVESTING ACTIVITIES	(36,130,773)	(23,522,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	8,500,000	8,118,455
Repayments of short-term bank loans	(7,921,692)	(7,204,822)
Proceeds from long-term bank loans	-	19,126,603
Repayments of long-term bank loans	(8,632,109)	(6,258,225)
Increase in restricted cash	(276,577)	(1,530,128)
Advances from related parties	2,032,902	2,653,620
Payments made for dividend	(1,581,101)	(1,581,101)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(7,878,577)	13,324,402

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	169,774	(199,792)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,595,060	(8,844,576)

CASH AND CASH EQUIVALENTS - beginning of period	820,396	11,448,684

CASH AND CASH EQUIVALENTS - end of period	$11,415,456	$2,604,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,412,542	$1,276,407
Income taxes	$-	$413

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$1,018,967	$31,138,109
Property and equipment acquired on credit as payable	$1,516,341	-
Offset other receivables - related parties against due to related parties	$-	$4,014,910

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2017

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

On October 24, 2012, CGEI and China Dredging Group Co., Ltd (“CDGC” or “China Dredging”) entered into a Merger Agreement providing for the combination of CGEI and CDGC and on October 24, 2012, CGEI also acquired all of the outstanding capital shares and other equity interests of Merchant Supreme Co., Ltd. (“Merchant Supreme”), a company incorporated on June 25, 2012, in British Virgin Island (“BVI”), as per a Share Purchase Agreement.  On February 25, 2013, the merger between the Company, CDGC and Merchant Supreme became effective and was accounted for as a “reverse merger” and recapitalization since the common shareholders of CDGC and Merchant Supreme (i) owned a majority of the outstanding ordinary shares of the Company immediately following the completion of the transaction, and (ii) have significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity. In accordance with the provision of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 805-40, CDGC and Merchant Supreme are deemed the accounting acquirers and the Company is the legal acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of the Company. The Company’s assets, liabilities and results of operations were consolidated with the assets, liabilities and results of operations of CDGC, Merchant Supreme and their subsidiaries subsequent to the acquisition date of February 25, 2013. Following the completion of the business combination which became effective on February 25, 2013, CDGC and Merchant Supreme became the wholly-owned subsidiaries of the Company.  The ordinary shares, par value $0.001 per share are listed on The NASDAQ Capital Market under the symbol “PME”.

In order to place increased focus on fishing business and pursue more effective growth opportunities, the Company decided to exit and sell the specialized dredging services operated by China Dredging; the Company completed the sale of CDGC and its subsidiaries on December 4, 2013.

On February 9, 2015, the Company terminated its existing Variable Interest Entity (“VIE”) agreements, pursuant to an Agreement of Termination dated February 9, 2015, entered into by and among Ms. Honghong Zhuo, Mr. Zhiyan Lin (each a shareholder of Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd (“Pingtan Fishing”), together the “Pingtan Fishing’s Shareholders”), Pingtan Fishing and Pingtan Guansheng Ocean Fishing Co., Ltd. (“Pingtan Guansheng”). On February 9, 2015, the Pingtan Fishing’s Shareholders transferred 100% of their equity interest in Pingtan Fishing to Fujian Heyue Marine Fishing Development Co., Ltd. (“Fujian Heyue”), pursuant to an Equity Transfer Agreement dated February 9, 2015, entered into by and among the Pingtan Fishing’s Shareholders, Pingtan Fishing and Fujian Heyue. On February 15, 2015, China Agriculture Industry Development Fund Co., Ltd. (“China Agriculture”) invested RMB 400 million (approximately $65 million) into Pingtan Fishing for an 8% equity interest in Pingtan Fishing. After the restructuring transactions described above, Pingtan Fishing and its entities became the 92% equity-owned subsidiaries of the Company and was no longer a VIE.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2017

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of June 30, 2017 are as follows:

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

The Company meets its day-to-day working capital requirements through cash flow provided by operations, bank loans and related parties’ advances. The Indonesian government’s moratorium on fishing licenses renewals creates uncertainty over fishing operations in Indonesian waters. The Company’s forecasts and projections, taking account of on-going operations in Indo-pacific waters, Indian waters and international waters, consideration of opportunities in new fishing territories, shows that the Company has adequate resources to continue in operational existence for the foreseeable future.

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
JUNE 30, 2017

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

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the six months ended June 30, 2017 and 2016 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and Hong Kong and none of these deposits are covered by insurance. At June 30, 2017 and December 31, 2016, cash balances in the PRC were $11,206,064 and $683,307, respectively, and cash balances in Hong Kong were $209,392 and $137,089, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash consists of cash deposits held by China Development Bank to secure short term bank loans from China Development Bank. At June 30, 2017 and December 31, 2016, restricted cash amounted $3,262,282 and $2,911,922, respectively.

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, inventories, advances to suppliers, prepaid expenses, prepaid expenses – related party, other receivables, other receivables – related party, accounts payable, accounts payable – related parties, bank loans, accrued liabilities and other payables, accrued liabilities and other payables – related party, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. As of June 30, 2017, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term bank borrowings that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of June 30, 2017. As of June 30, 2017, the Company does not have any level 3 financial instruments.

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
JUNE 30, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At June 30, 2017 and December 31, 2016, the Company established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $464,148 and $252,558, respectively.

Inventories

Inventories, consisting of frozen fish and marine catches, are stated at the lower of cost or market utilizing the weighted average method. The cost of inventories is primarily comprised of fuel, freight, depreciation, direct labor, consumables, government levied charges and taxes. Consumables include fishing nets and metal containers used by fishing vessels. The Company’s fishing fleets in Indo-pacific waters, Indian waters and the international waters of Atlantic and Pacific Oceans operate throughout the year, although the May to July period demonstrates lower catch quantities compared to the October to January period, which is the peak season.

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. At June 30, 2017 and December 31, 2016, the Company did not incur any reserve for inventories.

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales, estimated current and future market value.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $2,458,272 and $3,969,351 at June 30, 2017 and December 31, 2016, respectively.

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

Investment in unconsolidated company – Global Deep Ocean

The Company uses the equity method of accounting for its investment in, and earning or loss of, companies that it does not control but over which it does exert significant influence. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. See Note 7 for discussion of equity method investment.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2017

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

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $57,085 and $303,226 for the three months ended June 30, 2017 and 2016, respectively, in the fishing vessels under construction. The Company capitalized interest of $62,421 and $416,705 for the six months ended June 30, 2017 and 2016, respectively, in the fishing vessels under construction.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charge for the three and six months ended June 30, 2017 and 2016.

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
JUNE 30, 2017

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

The Company’s subsidiary, Pingtan Fishing, is a qualified ocean fishing enterprise certified by the Ministry of Agriculture of the PRC. The qualification is renewed on April 1 each year. Pingtan Fishing is exempt from income tax derived from its ocean fishing operations in the periods it processes a valid Ocean Fishing Enterprise Qualification Certificate issued by the Ministry of Agriculture of the PRC.

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
JUNE 30, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company has not recorded deferred income taxes applicable to undistributed earnings of the subsidiaries located in the PRC because it is the present intention of management to reinvest the undistributed earnings indefinitely in PRC. The cumulative undistributed earnings from PRC subsidiaries amounted to approximately $199.8 million and $179.3 million as of June 30, 2017 and December 31, 2016, respectively, which are included in consolidated retained earnings. Generally, such earnings become subject to the PRC tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of June 30, 2017 and December 31, 2016, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and totaled $56,962 and $12,840 for the three months ended June 30, 2017 and 2016, respectively. Shipping and handling costs are totaled $199,862 and $89,387 for the six months ended June 30, 2017 and 2016, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $100,056 and $81,237 for the three months ended June 30, 2017 and 2016, respectively. Employee benefit costs totaled $183,451 and $175,396 for the six months ended June 30, 2017 and 2016, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expense on the accompanying consolidated statements of operations and comprehensive income (loss) and totaled $69 and $27,597 for the three months ended June 30, 2017 and 2016, respectively. Advertising totaled $29,113 and $27,597 for the six months ended June 30, 2017 and 2016, respectively

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expense. The Company did not incur any research and development costs during the three and six months ended June 30, 2017 and 2016.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing is the Chinese Renminbi (“RMB”). For the subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2017 and 2016 was $169,774 and $(199,792), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

The foreign currency exchange rates were obtained from www.safe.gov.com. Asset and liability accounts at June 30, 2017 and December 31, 2016 were translated at 6.7744 RMB to $1.00 and at 6.9370 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations and comprehensive income (loss) for the six months ended June 30, 2017 and 2016 were 6.8697 RMB and 6.5354 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic earnings per share are computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted earnings per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table presents a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) available to owners of the company for basic and diluted net income (loss) per share of ordinary stock	$8,957,411	$(4,224,887)	$18,877,565	$(9,325,266)
Weighted average ordinary stock outstanding - basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053
Net income (loss) per ordinary share attributable to owners of the Company - basic and diluted	$0.11	$(0.05)	$0.24	$(0.12)

For the three and six months ended June 30, 2017 and 2016, warrants to purchase 8,966,667 shares of ordinary stock have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of June 30, 2017, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 included net income (loss) and unrealized gain from foreign currency translation adjustments.

Segment information

ASC 280 “Segment reporting” establishes standards for reporting information on operating segments in interim and annual financial statements. All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment. All of the Company’s customers are in the PRC and all income is derived from ocean fishery.

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

The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2017 and December 31, 2016. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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
JUNE 30, 2017

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

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842).” The new guidance requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. A lessee will need to recognize on its balance sheet a right-of-use asset and a lease liability for the majority of its leases (other than leases that meet the definition of a short-term lease). The lease liabilities will be equal to the present value of lease payments. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments. Based on its preliminary evaluation, the Company expects to start recognize lease assets and lease liabilities for its operating leases on its statements of financial position as of the end of its first fiscal quarter of 2019 and its comparative period presented.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): simplifying the test for goodwill impairment”, the guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not the difference between the fair value and carrying amount of good will which was the step 2 test before. The ASU should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2017

NOTE 3 – ACCOUNTS RECEIVABLE

At June 30, 2017 and December 31, 2016, accounts receivable consisted of the following:

	June 30, 2017	December 31, 2016
Accounts receivable	$13,103,600	$11,575,284
Less: allowance for doubtful accounts	(464,148)	(252,558)
	$12,639,452	$11,322,726

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance.

NOTE 4 - INVENTORIES

At June 30, 2017 and December 31, 2016, inventories consisted of the following:

	June 30, 2017	December 31, 2016
Frozen fish and marine catches in warehouse	$4,065,718	$7,082,129
Frozen fish and marine catches in transit	869,885	1,728,982
	4,935,603	8,811,111
Less: reserve for inventories	-	-
	$4,935,603	$8,811,111

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates.

NOTE 5 – OTHER RECEIVABLES

At June 30, 2017 and December 31, 2016, other receivables consisted of the following:

	June 30, 2017	December 31, 2016
Interest receivable	$2,010,368	$1,819,258
Security deposit	75,000	75,000
Prepayments made for fish goods (1)	-	29,848,189
Other	95,073	93,009
	$2,180,441	$31,835,456

(1)	According to related signed agreement, the Company has the right to receive refund for these prepayments if the situation of demands and supplies changes. The Company received the refund in full in January and February 2017.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2017

NOTE 6 – COST METHOD INVESTMENT

At June 30, 2017 and December 31, 2016, cost method investment amounted to $3,099,906 and $3,027,245, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.1 million) to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8% investment in the total equity investment of the bank as of June 30, 2017 and December 31, 2016.

The Company uses the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank. In accordance with to ASC 325, Long-term investment for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of June 30, 2017 and December 31, 2016.

NOTE 7 – EQUITY METHOD INVESTMENT

At June 30, 2017 and December 31, 2016, equity method investment amounted to $29,451,951 and $28,493,273, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. In April 2017, these two companies sold their shares to another unrelated party, Zhen Lin. As of June 30, 2017, Pingtan Fishing and Zhen Lin accounted for 20% and 80% of the total ownership, respectively.

Global Deep Ocean will process, cold storage, and transport deep ocean fishing products. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $144.9 million) and as of June 30, 2017, Pingtan Fishing had contributed its share of registered capital of RMB 200 million (approximately $29.0 million).

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three months ended June 30, 2017 and 2016, the Company’s share of Global Deep Ocean’s net loss was $13,915 and $7,811, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2017 and 2016, the Company’s share of Global Deep Ocean’s net loss was $20,167 and $18,127, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income (loss).

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	June 30, 2017	December 31, 2016
Current assets	$49,820,484	$48,488,573
Noncurrent assets	4,462,773	4,335,801
Current liabilities	16,449	18,007
Noncurrent liabilities	-	-
Equity	54,266,808	52,806,367

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2017

NOTE 7 – EQUITY METHOD INVESTMENT (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$-	$-	$-	$-
Gross profit	-	-	-	-
Loss from operation	69,574	39,012	100,732	90,593
Net loss	69,574	39,054	100,834	90,635

NOTE 8 – PREPAYMENT FOR LONG-TERM ASSETS

At June 30, 2017 and December 31, 2016, prepayment for long-term assets consisted of prepayment for fishing vessels’ construction. The Company reclassifies the prepayment for fishing vessels’ construction to construction-in-progress using the percentage of completion method. During the six months ended June 30, 2017, the Company reclassified RMB 7,000,000 (approximately $1.0 million) from prepayment for long-term assets to construction-in-progress.

For the six months ended June 30, 2017, a summary of activities in prepayment for long-term assets was as follows:

Prepayment for fishing vessels’ construction
Balance - December 31, 2016	$11,913,912
Prepayments made for fishing vessels’ construction	-
Reclassification to construction-in-progress	(1,018,967)
Foreign currency fluctuation	271,624
Balance - June 30, 2017	$11,166,569

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2017 and December 31, 2016, property, plant and equipment consisted of the following:

	Useful life	June 30, 2017	December 31, 2016
Fishing vessels	10 - 20 Years	$153,187,911	$122,989,702
Vehicles	5 Years	-	121,472
Office and other equipment	3 – 5 Years	433,154	423,001
Construction-in-progress		3,022,815	18,754,740
		156,643,880	142,288,915
Less: accumulated depreciation		(24,699,558)	(20,092,321)
		$131,944,322	$122,196,594

For the three months ended June 30, 2017 and 2016, depreciation expense amounted to $2,179,843 and $1,620,438, respectively, of which $2,136,001 and $1,302,152, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively. For the six months ended June 30, 2017 and 2016, depreciation expense amounted to $4,292,368 and $3,303,423, respectively, of which $4,248,341 and $2,785,604, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

At June 30, 2017 and December 31, 2016, the Company had 45 and 37 fishing vessels, respectively, with net carrying amount of approximately $39.5 million and $29.4 million, respectively, pledged as collateral for its bank loans.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2017

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

NOTE 10 – RELATED PARTIES TRANSACTIONS

Prepaid expenses – related party

At June 30, 2017 and December 31, 2016, prepaid expenses – related party consisted of the following:

	June 30, 2017	December 31, 2016
Prepaid miscellaneous items to PT. Avona Mina Lestari (1)	$1,126,753	$522,337
	$1,126,753	$522,337

(1)	PT. Avona Mina Lestari is an affiliate company controlled by Xinrong Zhuo family.

Other receivable – related party

 At June 30, 2017 and December 31, 2016, other receivable – related party consisted of the following:

	June 30, 2017	December 31, 2016
Advance to Zhiyan Lin (1)	$-	$639,917
	$-	$639,917

(1)	Zhiyan Lin is the legal representative of Pingtan Fishing and a family member of the Company’s CEO.

In connection with the termination of the VIE structure and to comply with PRC regulation, the Company paid RMB83 million in total, which is Pingtan Fishing’s registered capital, to Pingtan Fishing’s shareholders to transfer their 100% of equity interest of Pingtan Fishing to Fujian Heyue, the Company’s subsidiary pursuant to the Equity Transfer Agreement dated February 9, 2015. Those payments were returned in full to the Company as of June 30, 2017.

Accounts payable - related parties

 At June 30, 2017 and December 31, 2016, accounts payable - related parties consisted of the following:

Name of related party	June 30, 2017	December 31, 2016
Hong Fa Shipping Limited	$4,166,426	$1,740,000
Hong Long (1)	4,490,884	805,930
Huna Lin (2)	-	14,320
Hai Yi Shipping Limited	-	510
	$8,657,310	$2,560,760

(1)	Hong Long is an affiliate company majority owned and controlled by Ping Lin, spouse of the Company’s CEO.
(2)	Huna Lin is Zhiyan Lin’s daughter.

These accounts payable - related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2017

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

 Accrued liabilities and other payables - related party

At June 30, 2017 and December 31, 2016, the accrued liabilities and other payables – related party consisted of the following:

Name of related party	June 30, 2017	December 31, 2016
Hong Long	$8,281,687	$18,147,152
	$8,281,687	$18,147,152

The amount of accrued liabilities and other payables - Hong Long is short-term in nature, non-interest bearing, unsecured and payable on demand.

Due to related parties

At June 30, 2017 and December 31, 2016, the due to related parties amount consisted of the following:

	June 30, 2017	December 31, 2016
Accrued compensation for Roy Yu, Chief Financial Officer	$20,000	$40,000
Accrued compensation for Xinrong Zhuo	3,328	3,354
Advance from Xinrong Zhuo, Chief Executive Officer	2,032,902	-
	$2,056,230	$43,354

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

For the three months ended June 30, 2017 and 2016, rent expense related to the Office Lease amounted $3,064 and $3,216, respectively. For the six months ended June 30, 2017 and 2016, rent expense related to the Office Lease amounted $6,114 and $6,427, respectively. Future minimum rental payment required under the Office Lease is as follows:

Twelve-month period Ending June 30:	Amount
2018	$1,019

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2017

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Rental and related administrative service agreement

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office and provided related administrative service (the “Service Agreement”). The Company renewed the Service Agreement. Pursuant to the renewed Service Agreement, the monthly payments are HK$298,500 (approximately $38,400) and the renewed Service Agreement expires on December 31, 2017.

For the three months ended June 30, 2017 and 2016, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $114,625 and $115,520, respectively. For the six months ended June 30, 2017 and 2016, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $230,144 and $230,860, respectively.

Twelve-month period Ending June 30:	Amount
2018	$230,386

Purchases from related parties

During the three and six months ended June 30, 2017 and 2016 purchases from related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Purchase of fuel, fishing nets and other on board consumables
from Hong Fa Shipping Limited	$3,907,925	$6,257,681	$8,067,193	$8,980,834
from Haifeng Dafu Enterprise Co., Ltd.	-	313	-	12,316
from Hai Yi Shipping Ltd.	5,258	2,227	2,207,700	3,136,087
from Fuzhou Honglong Ocean Fishery Co., Ltd.	5,892,378	-	5,892,378	-
	9,805,561	6,260,221	16,167,271	12,129,237
Purchase of vessel maintenance service
from PT. Dwikarya Reksa Abadi	20,519	-	34,737	-
	20,519	-	34,737	-
Purchase of transportation service
from Fuzhou Honglong Ocean Fishery Co., Ltd.	421,820	-	421,820	-
from Hong Fa Shipping Limited	275,359	-	275,359	-
	$697,179	$-	$697,179	$-

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2017

NOTE 11 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. At June 30, 2017 and December 31, 2016, short-term bank loans consisted of the following:

	June 30, 2017	December 31, 2016
Loan from Fujian Haixia Bank, due on September 14, 2017 with annual interest rate of 6.960% at June 30, 2017 and December 31, 2016, collateralized by Pingtan Fishing’s 17 fishing vessels	$4,428,436	$4,324,636
Loan from Fujian Haixia Bank, due on September 22, 2017 with annual interest rate of 1.529% at June 30, 2017 and December 31, 2016, collateralized by Pingtan Fishing’s 17 fishing vessels	1,150,000	1,150,000
Loan from Fujian Haixia Bank, due on October 10, 2017 with annual interest rate of 1.739% at June 30, 2017 and December 31, 2016, collateralized by Pingtan Fishing’s 17 fishing vessels	1,080,000	1,080,000
Loan from China Development Bank, due on March 21, 2017 with variable annual interest rate based on London Interbank Offered Rate (“LIBOR”)(1) plus 230 basis points (3.211% at December 31, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.6 million (RMB 4 million) and collateralized by a related party’s land use right, and repaid on due date	-	3,000,000
Loan from China Development Bank, due on April 18, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.204% at December 31, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.6 million (RMB 4 million) and collateralized by a related party’s land use right, and repaid on due date	-	3,000,000
Loan from China Development Bank, due on April 18, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.257% at December 31, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.3 million (RMB 2 million) and collateralized by a related party’s land use right, and repaid on due date	-	1,500,000
Loan from China Development Bank, due on August 22, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.510% at June 30, 2017 and December 31, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $1.0 million (RMB 6.7 million) and collateralized by a related party’s two vessels	5,000,000	5,000,000
Loan from China Development Bank, due on December 9, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.593% at June 30, 2017 and December 31, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.5 million (RMB 3.5 million) and collateralized by a related party’s two vessels	2,500,000	2,500,000
Loan from China Development Bank, due on March 8, 2018 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.721% at June 30, 2017), secured by the Company’s restricted cash which is a deposit with the lender of approximately $1 million (RMB 7 million) and collateralized by seven vessels	5,000,000	-
Loan from China Development Bank, due on April 24, 2018 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.721% at June 30, 2017), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.7 million (RMB 4.9 million) and collateralized by four vessels	3,500,000	-
	$22,658,436	$21,554,636

(1)	Represents six-month LIBOR rate on the loan commencement date.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2017

NOTE 11 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. At June 30, 2017 and December 31, 2016, long-term bank loans consisted of the following:

	June 30, 2017	December 31, 2016
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% and 4.900% at June 30, 2017 and December 31, 2016, respectively, collateralized by Hong Long’s investment in equity interest of a China local bank	$3,011,337	$5,852,674
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% and 4.900% at June 30, 2017 and December 31, 2016, respectively, collateralized by Fujian International Trading and Transportation Co., Ltd.’s investment in equity interest of a China local bank	590,458	1,153,236
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% and 4.900% at June 30, 2017 and December 31, 2016, respectively, guaranteed by Hong Long	2,479,924	4,742,684
Loan from The Export-Import Bank of China, due on various dates until January 30, 2023 with annual interest rate of 4.900% at June 30, 2017 and December 31, 2016, guaranteed by Huanghai Ship Construction Co., Ltd, Xinrong Zhuo and Ping Lin and collateralized by 2 fishing vessels under construction and collateralized by three related parties’ investments in equity interest of two PRC local banks	16,237,600	18,019,317
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.145% at June 30, 2017 and December 31, 2016, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 6 fishing vessels	9,004,488	9,370,045
Total long-term bank loans	$31,323,807	$39,137,956
Less: current portion	(11,838,687)	(17,298,544)
Long-term bank loans, non-current portion	$19,485,120	$21,839,412

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending June 30,	Principal
2018	$11,838,687
2019	5,756,967
2020	5,904,582
2021	2,214,218
2022	1,623,760
Thereafter	3,985,593
$31,323,807
Less: current portion	(11,838,687)
Long-term liability	$19,485,120

The weighted average interest rate for short-term bank loans was approximately 3.5% and 4.8% for the six months ended June 30, 2017 and 2016, respectively.

The weighted average interest rate for long-term bank loans was approximately 5.0% and 5.3% for the six months ended June 30, 2017 and 2016, respectively.

For the three months ended June 30, 2017 and 2016, interest expense related to bank loans amounted to $705,418 and $699,084, respectively, of which, $57,085 and $303,226 was capitalized to construction-in-progress, respectively. For the six months ended June 30, 2017 and 2016, interest expense related to bank loans amounted to $1,413,830 and $1,334,829, respectively, of which, $62,421 and $416,705 was capitalized to construction-in-progress, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2017

NOTE 12 – ACCRUED LIABILITIES AND OTHER PAYABLES

At June 30, 2017 and December 31, 2016, accrued liabilities and other payables consisted of the following:

	June 30, 2017	December 31, 2016
Accrued salaries and related benefits	$5,607,963	$4,126,938
Accrued interest due	95,851	92,329
Other	180,913	180,269
	$5,884,727	$4,399,536

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

There were no stock warrants issued, expired/terminated/forfeited, exercised during the six months ended June 30, 2017.

The following table summarizes the shares of the Company’s ordinary stock issuable upon exercise of warrants outstanding and exercisable at June 30, 2017:

Warrants outstanding				Warrants exercisable
Exercise price	Number outstanding at June 30, 2017	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2017	Weighted average exercise price
$12.00	8,966,667	0.7	$12.00	8,966,667	$12.00

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

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. As of December 31, 2016, the Company appropriated the required 50% of its registered capital to statutory reserve for Heyue. Accordingly, no additional statutory reserve for Heyue is required for the three months ended June 30, 2017. The Company will make appropriation to statutory reserve for Pingtan Fishing by the end of year 2017.

Pingtan Guansheng, Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying had sustained losses since their establishments. No appropriation to statutory reserves for them was required as they incurred recurring net losses.

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At June 30, 2017 and December 31, 2016, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2017	2016	2017	2016
A	*	16%	*	*
B	*	14%	*	*
C	*	10%	*	*
D	11%	*	*	*

* less than 10%

One customer and no customer accounted for 10% or more of the Company’s total outstanding accounts receivable at June 30, 2017 and December 31, 2016, respectively.

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
Supplier	2017	2016	2017	2016
A (Hai Yi Shipping Limited, a related party)	*	*	11%	22%
B (Hong Fa Shipping Limited, a related party)	42%	97%	40%	64%
C (Hong Long, a related party)	38%	*	31%	*
D	18%	*	*	*

* less than 10%

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2017

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS (continued)

Major suppliers (continued)

Three suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at June 30, 2017, accounted for 85.3% of the Company’s total outstanding accounts payable and accounts payable – related parties at June 30, 2017.

Three suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2016, accounted for 95.9% of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2016.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of June 30, 2017 and December 31, 2016, which have not been reflected in its consolidated financial statements.

Operating lease

See note 10 for related party operating lease commitment.

Rental payment and related administrative service charge

See note 10 for related party rental and related administrative service agreement commitment.

Fishing vessels construction agreement

In December 2015, Hong Long entered into an agreement with Fujian Xinchang Ship Construction Co., Ltd. (“Xinchang”) related to the construction of 4 fishing vessels (“Xinchang Construction Agreement”). The agreement expired in October 2016. In March 2016, Pingtan Fishing and Hong Long and Xinchang entered into a Three-party Agreement. According to the Three-party Agreement, Hong Long assigned all of its rights and obligations related to the Xinchang Construction Agreement to Pingtan Fishing. The project requires a total investment of RMB 140 million (approximately $20.3 million). The funds are required to be invested over the construction period of the project. As of June 30, 2017 and December 31, 2016, Pingtan Fishing has paid RMB 135.5 million (approximately $20.0 million) and RMB 133.0 million (approximately $19.2 million) of the total investment that was recorded as property, plant and equipment and prepayment for long-term assets on the accompanying consolidated balance sheets, respectively.

Fishing vessels purchase agreement

On March 28, 2017, the Company entered into an agreement with Hong Long related to the purchase of 5 vessels. The purchase price for these 5 vessels is approximately $38.5 million. As of June 30, 2017, the Company has paid approximately $36.1 million and the remaining balance of approximately $2.4 was included in accrued liabilities and other payables – related party on the accompanying consolidated balance sheets.

NOTE 16 – SUBSEQUENT EVENTS

On July 14, 2017, the Company’s Board of Directors declared a cash dividend of $0.01 per share to the Company’s common stock shareholders of record on July 31, 2017.

On July 27, 2017, the Company entered into a strategic cooperation framework agreement with JD.com, one of China’s largest e-commerce retailers. Pursuant to the Agreement, JD will become the exclusive online retailer for the Company to sell its fishing products, and the Company will serve as JD’s sole supplier for ribbonfish, tiger prawn and conger eel products harvested from the Arafura Sea, the Bay of Bengal and the Indo-Pacific Waters. JD and the Company will work together on the continuous innovation of the online seafood retail business model to achieve enhanced marketing and continued growth.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Pingtan Marine Enterprise Ltd. for the six months ended June 30, 2017 and 2016 should be read in conjunction with the Pingtan Marine Enterprise Ltd. unaudited financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 23, 2017. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

As of June 30, 2017, we own 91 trawlers, 15 drifters, 6 squid jigging vessels, 4 longline fishing vessels, 3 light luring seine vessels, 1 transport vessel and have exclusive operating license rights to 20 drifters. We are the second largest China-based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 12.9 years.

Among the 140 vessels, 13 are operating in Indo-Pacific waters; 12 are operating in the Bay of Bengal in India; 9 are operating in international waters, 2 are under renovation and will be replaced with 2 new vessels and the remaining vessels are temporarily not operating due to the moratorium discussed below.

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

Significant factors affecting our results of operations

●	The Indonesian government’s moratorium on fishing licenses renewals: In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in Indonesian waters have been informed by the Indonesian government to operate within strict guidelines and subsequently to cease operation, in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. In December 2014, we operated 117 vessels in the Arafura Sea of Indonesia. To cooperate and comply with the Indonesian government’s fishing license check procedures, in January 2015, we lowered our operation to approximately half of our normal level. Since February 2015, we have ceased operations in the Indonesian waters. Since we derive a majority of our revenue from this area, this ban has caused a significant drop in our production. In November 2015, the Indonesian government announced that the moratorium had concluded. Our expectation is that the MMAF will implement new fishing policies and resume the license renewal process although this has not yet occurred. In the meantime, we deployed 13 vessels to the Indo-Pacific waters and 2 squid jigging vessels to the international waters in the second half of fiscal 2016. Furthermore, in first half of 2017, we deployed 4 longline fishing vessels, 2 squid jigging vessels and 1 refrigerated transport vessel to international waters and we plan to deploy 2 more squid jigging vessels after renovation and replacement.

●	Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable government agencies. Our inability to obtain, or loss or denial of extensions to, any of our applicable licenses or permits could hamper our ability to generate revenue from our operations.

●	Resource & environmental factors: Our fishing expeditions are based in the Indian Exclusive Economic Zone, Indo-Pacific waters, the Arafura Sea of Indonesia and international waters of Atlantic and Pacific Oceans. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also have impact our harvest volume.

●	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●	Competition: We engage in the business in the Bay of Bengal in India, Indo-Pacific waters, the Arafura Sea of Indonesia and international waters of Atlantic and Pacific Oceans. Competition within our dedicated fishing areas is not currently significant as the region is not overfished or regulated by government limits on the number of vessels that are allowed to fish in the territories; however, there is no guarantee that competition will not become more intense. Competition in the consumer market in China, however, is keen. We compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. We believe our catch appeals to a wide segment of consumers because of the low price points of our products.

●	Fishing licenses: Each of our fishing vessels requires approval from the Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are valid for a period of three to twelve months, and are awarded to us at no cost. We apply for the renewal of the approval prior to expiration to avoid interruptions of our fishing vessels’ operations.

RESULTS OF OPERATIONS

Comparison of results of operations for the three and six months ended June 30, 2017and 2016

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

For the three months ended June 30, 2017 and 2016, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended June 30, 2017
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$18,379	4,739,347	$3.88	51.5%
Ribbon fish	6,791	1,706,987	3.98	19.0%
Squid	6,410	1,507,238	4.25	18.0%
Reefcod	1,576	352,672	4.47	4.4%
Shrimp	1,177	101,400	11.62	3.3%
Conger eel	800	249,412	3.21	2.2%
Others	563	149,804	3.76	1.6%
Total	$35,696	8,806,860	$4.05	100.0%

	Three Months Ended June 30, 2016
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$917	365,454	$2.51	43.6%
Ribbon fish	622	243,892	2.55	29.6%
Shrimp	427	95,664	4.46	20.3%
Conger eel	73	23,843	3.08	3.5%
Others	65	24,328	2.67	3.0%
Total	$2,104	753,181	$2.79	100.0%

For the six months ended June 30, 2017 and 2016, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Six Months Ended June 30, 2017
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$21,236	5,894,026	$3.60	51.3%
Ribbon fish	8,651	2,304,304	3.75	20.9%
Squid	6,479	1,520,750	4.26	15.7%
Reefcod	1,759	491,872	3.58	4.3%
Conger eel	1,200	426,283	2.82	2.9%
Shrimp	1,177	101,400	11.62	2.8%
Others	855	291,223	2.93	2.1%
Total	$41,357	11,029,858	$3.75	100.0%

	Six Months Ended June 30, 2016
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$3,001	1,124,717	$2.67	48.3%
Ribbon fish	1,631	586,172	2.78	26.2%
Shrimp	536	117,528	4.56	8.6%
Squid	390	423,588	0.92	6.3%
Reefcod	369	133,017	2.77	5.9%
Conger eel	111	36,471	3.05	1.8%
Others	181	72,033	2.51	2.9%
Total	$6,219	2,493,526	$2.49	100.0%

For the three months ended June 30, 2017, we had revenue of $35,695,881, as compared to revenue of $2,104,351 for the three months ended June 30, 2016, an increase of $33,591,530, or 1,596%. The increase was mainly attributable to our business expansion resulting from more fishing vessels put in operation. Sales volumes in the three months ended June 30, 2017 increased 1,069% to 8,806,860 kg from 753,181 kg in the three months ended June 30, 2016. Average unit sale price increased 45.2% in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, which was primarily because marine catches are in short supply due to a longer fishing suspension period for China seas for 2017, which used to be from June to August, while for 2017 it’s from May to August.

For the six months ended June 30, 2017, we had revenue of $41,357,021, as compared to revenue of $6,219,449 for the six months ended June 30, 2016, an increase of $35,137,572, or 565.0%. Sales volumes in the six months ended June 30, 2017 increased 342.3% to 11,029,858 kg from 2,493,526 kg in the six months ended June 30, 2016. Average unit sale price increased 50.6% in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, which was primarily because marine catches are in short supply due to a longer fishing suspension period for China seas for 2017, which used to be from June to August, while for 2017 it’s from May to August.

Cost of revenue

Our cost of revenue primarily consists of fuel cost, depreciation, labor cost, fishing vessels maintenance fee, other overhead costs, and reserve for inventories. Fuel cost, depreciation, and labor cost generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,
	2017			2016
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$17,274	70.2%	48.4%	1,345	26.2%	63.9%
Depreciation	4,017	16.3%	11.3%	173	3.4%	8.3%
Labor cost	1,638	6.7%	4.6%	246	4.8%	11.7%
Spare parts	931	3.8%	2.6%	22	0.4%	1.0%
Freight	686	2.8%	1.9%	7	0.1%	0.3%
Maintenance fee	295	1.2%	0.8%	125	2.4%	5.9%
Fishing license and agent fee	12	0.1%	0.0%	18	0.4%	0.9%
Reserve for inventories	(277)	(1.1)%	(0.8)%	$2,801	54.4%	133.1%
Other *	-	-	-	408	7.9%	19.4%
Total cost of revenue	$24,576	100.0%	68.8%	$5,145	100.0%	244.5%

* Represents the cost of fish purchased from third parties to satisfy our customers’ demand.

The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,
	2017			2016
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$20,947	69.3%	50.6%	$5,937	47.2%	95.5%
Depreciation	4,869	16.1%	11.8%	1,318	10.5%	21.2%
Labor cost	1,993	6.6%	4.8%	1,248	9.9%	20.1%
Spare parts	1,193	4.0%	2.9%	162	1.3%	2.6%
Freight	773	2.6%	1.9%	71	0.6%	1.1%
Maintenance fee	383	1.3%	0.9%	129	1.0%	2.1%
Fishing license and agent fee	16	0.1%	-	18	0.1%	0.3%
Reserve for inventories	-	-	-	2,801	22.3%	45.0%
Other *	-	-	-	889	7.1%	14.3%
Total cost of revenue	$30,174	100.0%	72.9%	$12,573	100.0%	202.2%

* Represents the cost of fish purchased from third parties to satisfy our customers’ demand.

Cost of revenue for the three months ended June 30, 2017 was $24,576,296, representing an increase of $19,431,178 or 377.7% as compared to $5,145,118 for the three months ended June 30, 2016. Cost of revenue for the six months ended June 30, 2017 was $30,174,103, representing an increase of $17,601,175 or 140.0% as compared to $12,572,928 for the six months ended June 30, 2016. The increase was primarily attributable to the increase in our revenue, offset by the decrease in our unit production cost.

Gross profit (loss)

Our gross profit (loss) is affected primarily by changes in production costs. Fuel cost, depreciation, and labor cost together account for about 93.2% and 34.4% of cost of revenue for the three months ended June 30, 2017 and 2016, respectively. Fuel cost, depreciation, and labor cost together account for about 92.0% and 67.6% of cost of revenue for the six months ended June 30, 2017 and 2016, respectively. The fluctuation of fuel price, and change in labor cost may significantly affect our cost level and gross profit (loss).

The following table sets forth information as to our revenue, cost of revenue, gross profit (loss) and gross margin for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$35,695,881	$2,104,351	$41,357,021	$6,219,449
Cost of revenue	$24,576,296	$5,145,118	$30,174,103	$12,572,928
Gross profit (loss)	$11,119,585	$(3,040,767)	$11,182,918	$(6,353,479)
Gross margin	31.2%	(144.5)%	27.0%	(102.2)%

Gross profit for the three months ended June 30, 2017 was $11,119,585, representing a change of $14,160,352 or 465.7% as compared to gross loss of $3,040,767 for the three months ended June 30, 2016. Gross profit for the six months ended June 30, 2017 was $11,182,918, representing a change of $17,536,397 or 276.0% as compared to gross loss of $6,353,479 for the six months ended June 30, 2016. The increase was due to the increase in our sales revenue and the decrease in our unit production cost of fish.

Gross margin increased to 31.2% for the three months ended June 30, 2017 from (144.5)% for the three months ended June 30, 2016. Gross margin increased to 27.0% for the six months ended June 30, 2017 from (102.2)% for the six months ended June 30, 2016. The increase in gross margin for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 was primarily attributable to the decrease in our unit production cost of fish resulting from the increase in our fishing activities by deploying more fishing vessels into operations.

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

Selling expense totaled $178,575 for the three months ended June 30, 2017, as compared to $71,199 for the three months ended June 30, 2016, an increase of $107,376 or 150.8%. Selling expense totaled $567,293 for the six months ended June 30, 2017, as compared to $414,219 for the six months ended June 30, 2016, an increase of $153,074 or 37.0%. Selling expense as a percentage of revenue for the three months ended June 30, 2017 decreased to 0.5% from 3.4% for comparable period in 2016, which was mainly attributable to the increase in sales revenue. Selling expense as a percentage of revenue for the six months ended June 30, 2017 decreased to 1.4% from 6.7% for corresponding period in 2016, which was mainly attributable to the increase in sales revenue. Selling expense for the three and six months ended June 30, 2017 and 2016 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shipping and handling fees	$56,962	$12,840	$199,862	$89,387
Storage fees	64,042	28,163	127,779	113,980
Insurance	47,678	93	124,771	147,908
Customs service charge	6,431	-	78,744	-
Advertising	69	27,597	29,113	27,597
Other	3,393	2,506	7,024	35,347
	$178,575	$71,199	$567,293	$414,219

●	For the three months ended June 30, 2017, shipping and handling fees increased by $44,122, or 343.6%, as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, shipping and handling fees increased by $110,475, or 123.6%, as compared to the six months ended June 30, 2016. The increase was primarily attributable to the increase in our sales revenue.

●	For the three months ended June 30, 2017, storage fees increased by $35,879, or 127.4%, as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, storage fees increased by $13,799, or 12.1%, as compared to the six months ended June 30, 2016. The increase was mainly attributable to the increase in our storage area.

●	For the three months ended June 30, 2017, insurance increased by $47,585, or 51,166.7%, as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, insurance decreased by $23,137, or 15.6%, as compared to the six months ended June 30, 2016. The change was mainly attributable to the different insured fishing vessels mix.

●	For the three months ended June 30, 2017, customs service charge increased by $6,431, or 100.0%, as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, customs service charge increased by $78,744, or 100.0%, as compared to the six months ended June 30, 2016. The increase was mainly due to the increase in our fishing activities.

●	For the three months ended June 30, 2017, advertising expenses decreased by $27,528, or 99.7%, as compared to the three months ended June 30, 2016. The change was mainly because the same payments were made in the first quarter of 2017 instead of the second quarter of 2016. For the six months ended June 30, 2017, advertising expenses remained roughly consistent as compared to the six months ended June 30, 2016.

●	Other miscellaneous selling expense for the three months ended June 30, 2017 increased by $887, or 35.4%, as compared to the three months ended June 30, 2016. Other miscellaneous selling expense for the six months ended June 30, 2017 decreased by $28,323, or 80.1%, as compared to the six months ended June 30, 2016.

General and administrative expense

General and administrative expense totaled $1,259,793 for the three months ended June 30, 2017, as compared to $910,813 for the three months ended June 30, 2016, an increase of $348,980 or 38.3%. General and administrative expense totaled $2,347,665 for the six months ended June 30, 2017, as compared to $2,378,284 for the six months ended June 30, 2016, a decrease of $30,619 or 1.3%. General and administrative expense for the three and six months ended June 30, 2017 and 2016 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Professional fees	$284,843	$182,935	$733,514	$645,625
Compensation and related benefits	252,300	268,337	538,432	625,948
Rent and related administrative service charge	117,689	118,736	236,258	237,287
Bad debt expense (recovery)	106,277	(428,576)	202,676	(150,594)
Travel and entertainment	69,064	21,700	132,713	41,285
Other	429,620	747,681	504,072	978,733
	$1,259,793	$910,813	$2,347,665	$2,378,284

●	Professional fees, which primarily consist of legal fees, accounting fees, investor relation service charges, valuation service fees and other fees associated with being a public company, for the three months ended June 30, 2017 increased by $101,908, or 55.7%, as compared to the three months ended June 30, 2016. The increase in the three months ended June 30, 2016 was primarily attributable to an increase in accounting fees of approximately $36,000, an increase in investor relations of approximately $13,000 and an increase in legal fees of approximately $41,000. For the six months ended June 30, 2017, professional fees increased by $87,889, or 13.6%, as compared to the six months ended June 30, 2016. The increase in the six months ended June 30, 2017 was primarily attributable to an increase in consulting fees of approximately $31,000, an increase in investor relation charges of approximately $29,000 and an increase in legal fees of approximately $96,000, offset by a decrease in accounting fees of approximately $85,000.

●	Compensation and related benefits decreased by $16,037, or 6.0%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, compensation and related benefits decreased by $87,516, or 14.0%. The decrease was mainly attributable to a decrease in salaries for our management staff of approximately $83,000 and a decrease in benefits for our management staff of approximately $3,000, mainly due to our strict control on corporation spending.

●	Rent and related administrative service charge remained consistent for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016.

●	For the three months ended June 30, 2017, we recorded bad debt expense of $106,277 as compared to bad debt recovery of $428,576 for the three months ended June 30, 2016. For the six months ended June 30, 2017, we recorded bad debt expense of $202,676 as compared to bad debt recovery of $150,594 for the six months ended June 30, 2016. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, and customers’ collection history, and recent economic events.

●	For the three months ended June 30, 2017, travel and entertainment expense increased by $47,364, or 218.3% as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, travel and entertainment expense increased by $91,428, or 221.5% as compared to the six months ended June 30, 2016. The increase was mainly attributable to an increase in travel expense of approximately $35,000 due to our business expansion and an increase in entertainment expense of approximately $57,000 in order to strengthen our reputation.

●	Other general and administrative expense, which primarily consist of communication fees, office supplies, miscellaneous taxes, bank service charge, depreciation, and NASDAQ listing fee. For the three months ended June 30, 2017, other general and administrative expense decreased by $318,061, or 42.5%, as compared to the three months ended June 30, 2016. The decrease was primarily attributable to a decrease in depreciation of approximately $272,000, and a decrease in other miscellaneous items of approximately $7,000. For the six months ended June 30, 2017, other general and administrative expense decreased by $474,661, or (48.5)%, as compared to the six months ended June 30, 2016. The decrease was mainly attributable to a decrease in depreciation of approximately $471,000, and a decrease in other miscellaneous items of approximately $3,000. During the three and six months ended June 30, 2016, our 13 upgraded and renovated fishing vessels were temporarily idle. We recorded the related depreciation for these 13 fishing vessels as operating expenses rather than as cost of revenue. Therefore, the depreciation for operating expenses for the three and six months ended June 30, 2017 decreased as compared to the corresponding periods in 2016.

Income (Loss) from operations

As a result of the factors described above, for the three months ended June 30, 2017, income from operations amounted to $9,681,217, as compared to loss from operations of $4,022,779 for the three months ended June 30, 2016, a change of $13,703,996, or 340.7%. For the six months ended June 30, 2017, income from operations amounted to $8,267,960, as compared to loss from operations of $9,145,982 for the six months ended June 30, 2016, a change of $17,413,942, or 190.4%.

Other income (expense)

Other income (expense) mainly include interest income from bank deposits, interest expense generated from short-term and long-term bank borrowings, foreign currency transaction gain, grant income from Chinese government, and loss on equity method investment.

For the three months ended June 30, 2017, other income, net, amounted to $129,597 as compared to other expense, net, of $498,365 for the three months ended June 30, 2016, an increase of $627,962, or 126.0%, which was primarily attributable to an increase in foreign currency transaction gain of approximately $924,000, an increase in gain on equity method investment of approximately $309,000, offset by an increase in interest expenses of approximately $252,000 mainly due to the increase in our interest bearing bank loans, and a decrease in gain from cost method investment of approximately $382,000.

For the six months ended June 30, 2017, other income, net, amounted to $12,385,378 as compared to other expense, net, of $853,599 for the six months ended June 30, 2016, an increase of $13,238,977, or 1,551.0%, which was primarily attributable to an increase in interest income of approximately $148,000, an increase in foreign currency transaction gain of approximately $1,001,000, and a significant increase in grant income from Chinese government of approximately $12,595,000 mainly due to the significant increase in our fuel expenditures on our fishing activities resulting from more fishing vessels put in operations, offset by an increase in interest expense of approximately $433,000 and a decrease in gain from cost method investment of approximately $382,000.

The grant income represents an incentive granted by the Chinese government to encourage the development of ocean fishing industry in order to satisfy the demand of natural seafood in China.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the three and six months ended June 30, 2017 and 2016. For the three and six months ended June 30, 2016, income taxes expense was $587 and $1,000, respectively, which was generated by Heyue’s taxable income from fish reselling activities. Since February 2015, we have temporarily ceased fishing operations in Indonesian waters due to the Indonesian government’s moratorium described in elsewhere in this report. In order to satisfy our customers’ demand, Heyue purchased fish from a third party and resold it to our customers. We are required to pay income taxes for our fish reselling operations.

Net income (loss)

As a result of the factors described above, our net income was $9,810,814 for the three months ended June 30, 2017, as compared with net loss of $4,521,731 for the three months ended June 30, 2016, a change of $14,332,545 or 317.0%. Our net income was $20,653,338 for the six months ended June 30, 2017, as compared with net loss of $10,000,581 for the six months ended June 30, 2016, a change of $30,653,919 or 306.5%.

Net income (loss) attributable to owners of the Company

The net income attributable to owners of the Company was $8,957,411, or $0.11 per ordinary share (basic and diluted) for the three months ended June 30, 2017, as compared with net loss attributable to owners of the Company of $4,224,887, or $(0.05) per ordinary share (basic and diluted) for the three months ended June 30, 2016, a change of $13,182,298 or 312.0%.

The net income attributable to owners of the Company was $18,877,565, or $0.24 per ordinary share (basic and diluted) for the six months ended June 30, 2017, as compared with net loss attributable to owners of the Company of $9,325,266, or $(0.12) per ordinary share (basic and diluted) for the six months ended June 30, 2016, a change of $28,202,831 or 302.4%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries which are incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries which are incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and comprehensive income (loss). As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $2,041,844 for the three months ended June 30, 2017, as compared to foreign currency translation loss of $4,255,671 for the three months ended June 30, 2016. We reported a foreign currency translation gain of $2,682,892 for the six months ended June 30, 2017, as compared to foreign currency translation loss of $3,376,248 for the six months ended June 30, 2016. This non-cash loss had the effect of increasing/decreasing our reported comprehensive loss/gain and this non-cash gain had the effect of decreasing/increasing our reported comprehensive loss/gain.

Comprehensive income (loss)

As a result of our foreign currency translation adjustment, we had comprehensive income for the three months ended June 30, 2017 of $11,852,658, compared to comprehensive loss of $8,777,402 for the three months ended June 30, 2016. We had comprehensive gain for the six months ended June 30, 2017 of $23,336,230, compared to comprehensive loss of $13,376,829 for the six months ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government grants as the government incentive for encouraging development of ocean fishing industry. At June 30, 2017 and December 31, 2016, we had cash balances of approximately $11,415,000 and $820,000, respectively. The significant portion of these funds are located in financial institutions located in the PRC and will continue to be indefinitely reinvested in our operations in the PRC.

The following table sets forth a summary of changes in our working capital from December 31, 2016 to June 30, 2017:

			December 31, 2016 to June 30, 2017
	June 30, 2017	December 31, 2016	Change	Percentage Change
Working capital:
Total current assets	$38,018,312	$60,841,361	$(22,823,049)	(37.5)%
Total current liabilities	61,829,771	64,920,719	(3,090,948)	(4.8)%
Working capital:	$(23,811,459)	$(4,079,358)	$(19,732,101)	(483.7)%

Our working capital deficit increased $19,732,101 to working capital deficit of $23,811,459 at June 30, 2017 from working capital deficit of $4,079,358 at December 31, 2016. This increase in working capital deficit is primarily attributable to a decrease in inventories, net of reserve for inventories of approximately $3,876,000, a decrease in advances to suppliers of approximately $1,511,000, a significant decrease in other receivables of approximately $29,655,000 since we received the refund of prepayment made for fish goods of approximately $30 million from a third party in January and February 2017 (see note 5), a decrease in other receivable-related party of approximately $640,000, an increase in accounts payable of approximately $1,536,000, an increase in accounts payable – related parties of approximately $6,097,000, an increase in short-term bank loans of approximately $1,104,000, an increase in accrued liabilities and other payables of approximately $1,485,000, and an increase in due to related parties of approximately $2,013,000, offset by a significant increase in cash of approximately $10,595,000, an increase in restricted cash of approximately $350,000, an increase in accounts receivable, net of allowance for doubtful accounts, of approximately $1,317,000 due to increase in revenue, an increase in prepaid expenses – related party of approximately $604,000, a decrease in Long-term bank loans - current portion of approximately $5,460,000 and a decrease in accrued liabilities and other payables – related party of approximately $9,865,000.

Because the exchange rate conversion is different for consolidated balance sheets and consolidated statements of cash flows, the changes in assets and liabilities reflected on consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on consolidated balance sheets.

Cash flows for the six months ended June 30, 2017 compared to the six months ended June 30, 2016

The following summarizes the key components of our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$54,434,636	$1,553,627
Net cash used in investing activities	(36,130,773)	(23,522,813)
Net cash (used in) provided by financing activities	(7,878,577)	13,324,402
Effect of exchange rate on cash	169,774	(199,792)
Net increase (decrease) in cash	$10,595,060	$(8,844,576)

Net cash flow provided by operating activities was $54,434,636 for the six months ended June 30, 2017 as compared to $1,553,627 for the six months ended June 30, 2016, an increase of $52,881,009.

●	Net cash flow provided by operating activities for the six months ended June 30, 2017 primarily reflected our net income of approximately $20,653,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $4,292,000, increase in allowance for doubtful accounts of approximately $203,000, and loss on equity method investment of approximately $20,000, and changes in operating assets and liabilities primarily consisting of a decrease in inventories of approximately $4,030,000, a decrease in advances to suppliers of approximately $1,584,000, a significant decrease in other receivables of approximately $29,995,000 mainly due to the refund of prepayment made for fish goods of approximately $30 million received from a third party in January and February 2017 (see note 5), a decrease in other receivables – related party of approximately $927,000, an increase in accounts payable – related parties of approximately $5,951,000, and an increase in accrued liabilities and other payables of approximately $1,361,000, offset by an increase in accounts receivable of approximately $1,233,000, an increase in in prepaid expenses – related party of approximately $584,000, a decrease in accounts payable of approximately $23,000, a decrease in due to related parties of approximately $20,000 and a significant decrease in accrued liabilities and other payables – related party of approximately $12,734,000 due to repayments made to our related party.

●	Net cash flow provided by operating activities for the six months ended June 30, 2016 primarily reflected the add-back of non-cash items, consisting of depreciation of approximately $3,303,000, increase in reserve for inventories of approximately $2,801,000, and changes in operating assets and liabilities primarily consisting of a significant decrease in accounts receivable of approximately $9,347,000 mainly due to the collections made in the first half of 2016, a decrease in advances to suppliers of approximately $300,000, a decrease in prepaid expenses – related parties of approximately $1,790,000, an increase in accounts payable – related parties of approximately $1,345,000, and an increase in accrued liabilities and other payables of approximately $509,000, offset by our net loss of approximately $10,001,000, and changes in operating assets and liabilities primarily consisting of an increase in inventories of approximately $7,696,000 mainly due to the increase in frozen fish and marine catches in transit of approximately $5.6 million and the increase in fish and marine catches in warehouse of approximately $2.0 million in order to satisfy our customers’ demand.

Net cash flow used in investing activities was $36,130,773 for the six months ended June 30, 2017 as compared to $23,522,813 for the six months ended June 30, 2016. During the six months ended June 30, 2017, we made payments for purchase of property, plant and equipment of approximately $38,751,000, and made payments for equity method investment of approximately $291,000, offset by proceeds received from government grants for fishing vessel construction of approximately $2,911,000. During the six months ended June 30, 2016, we made payments for purchase of property, plant and equipment of approximately $418,000, and made prepayments for long-term assets of approximately $38,406,000, offset by proceeds received from transferring equity method investment share of approximately $15,301,000.

Net cash flow used by financing activities was $7,878,577 for the six months ended June 30, 2017 as compared to net cash flow provided by financing activities of $13,324,402 for the six months ended June 30, 2016. During the six months ended June 30, 2017, we received proceeds from short-term bank loans of approximately $8,500,000, and received advances from related parties of approximately $2,033,000, offset by the repayments of short-term bank loans of approximately $7,922,000, the repayments of long-term bank loans of approximately $8,632,000, the payments made to increase restricted cash of approximately $277,000, and dividend payments of approximately $1,581,000. During the six months ended June 30, 2016, we received proceeds from short-term bank loans of approximately $8,118,000, proceeds from long-term bank loans of approximately $19,127,000, and advances from related parties of approximately $2,654,000, offset by repayments of short-term bank loans of approximately $7,205,000, repayments of long-term bank loans of approximately $6,258,000, increase in restricted cash of approximately $1,530,000, and dividend payments of approximately $1,581,000.

We have historically funded our capital expenditures through cash flow provided by operations, bank loans and related parties’ advances. As of June 30, 2017, we have contractual commitments of RMB 4.5 million (approximately $664,000) related to 4 fishing vessels construction commitment and $2,406,000 related to 5 vessels purchase commitment. We intend to fund the costs with cash flow from our operations and by obtaining financing mainly from local banking institutions with which we have done business in the past. We believe that the relationships with local banks are in good standing and we have not encountered difficulties in obtaining needed borrowings from local banks. Considering our available cash together with our cash inflow from gradually recovering operations and financing, we believe that it is not likely that we will not meet our anticipated cash requirements for the next twelve months.

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

The following tables summarize our contractual obligations as of June 30, 2017 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$1	$1	$-	$-	$-
Related party rental and related administrative service charge obligation	230	230	-	-	-
4 fishing vessels construction obligation	664	664	-	-	-
5 vessels purchase commitment	2,406	2,406	-	-	-
Short-term bank loans (1)	22,658	22,658	-	-	-
Long-term bank loans	31,324	11,839	11,661	3,838	3,986
Total	$57,283	$37,798	$11,661	$3,838	$3,986

(1)	Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

Off-balance sheet arrangements

None.

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842).” The new guidance requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. A lessee will need to recognize on its balance sheet a right-of-use asset and a lease liability for the majority of its leases (other than leases that meet the definition of a short-term lease). The lease liabilities will be equal to the present value of lease payments. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments. Based on its preliminary evaluation, the Company expects to start recognize lease assets and lease liabilities for its operating leases on its statements of financial position as of the end of its first fiscal quarter of 2019 and its comparative period presented.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): simplifying the test for goodwill impairment”, the guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not the difference between the fair value and carrying amount of good will which was the step 2 test before. The ASU should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity price risk

Oil cost accounts for approximately 70.2% and 69.3% of our total cost of revenue for the three and six months ended June 30, 2017. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at June 30, 2017 and did not employ any commodity price derivatives in the six months ended June 30, 2017.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $233,000 for the six months ended June 30, 2017 based on our revenue, costs and expenses, and assets and liabilities denominated in RMB as of June 30, 2016. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $69.5 million at June 30, 2017. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our earnings and cash flows by approximately $14,000. The potential change in cash flows and earnings is calculated based on the change in the net interest expense over a one year period due to an immediate 100 basis point change in interest rates.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2017, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of June 30, 2017 due to the material weakness we reported in our 2016 10-K which has not yet been remediated. In our 2016 10-K we reported that we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to material weakness) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 23, 2017, a purported securities class action complaint, Zheng v. Pingtan Marine Enterprise Ltd., Xinrong Zhuo and Roy Yu, was filed in the U.S. District Court for the Eastern District of New York alleging violations of Section 10(b), and Rule 10b-5 thereunder, and Section 20(a) of the Securities Exchange Act of 1934 (the “Complaint”). The Complaint alleges that the Company and the executive officers made materially false and misleading statements in filings with the SEC regarding the Company’s business operations. The Complaint was brought on behalf of a putative class of persons who purchased or otherwise acquired Pingtan securities between August 8, 2016 and May 10, 2017 and seeks an unspecified amount of compensatory damages.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Currently, we are not a party to any other litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: August 9, 2017	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman and Chief Executive Officer

Date: August 9, 2017	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer

