Form 10-Q
period 2017-09-30
Pingtan Marine Enterprise Ltd.
filed 2017-11-08
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary stock, as of the latest practicable date. As of November 8, 2017, the outstanding number of the registrant’s ordinary shares, par value $0.001 per share, was 79,055,053.

PINGTAN MARINE ENTERPRISE LTD.

FORM 10-Q

September 30, 2017

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$22,251,902	$820,396
Restricted cash	2,320,360	2,911,922
Accounts receivable, net of allowance for doubtful accounts	5,535,370	11,322,726
Inventories, net of reserve for inventories	3,000,785	8,811,111
Advances to suppliers	939,162	3,969,351
Prepaid expenses	-	8,145
Prepaid expenses - related parties	776,871	522,337
Other receivables	270,115	31,835,456
Other receivables - related parties	-	639,917

Total Current Assets	35,094,565	60,841,361

OTHER ASSETS:
Cost method investment	3,164,128	3,027,245
Equity method investment	30,054,827	28,493,273
Prepayment for long-term assets	11,397,913	11,913,912
Property, plant and equipment, net	139,060,927	122,196,594

Total Other Assets	183,677,795	165,631,024

Total Assets	$218,772,360	$226,472,385

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,872,180	$916,737
Accounts payable - related parties	4,750,145	2,560,760
Short-term bank loans	16,600,183	21,554,636
Long-term bank loans - current portion	12,083,955	17,298,544
Accrued liabilities and other payables	5,473,686	4,399,536
Accrued liabilities and other payables - related party	9,819,942	18,147,152
Due to related parties	3,040,602	43,354

Total Current Liabilities	58,640,693	64,920,719

OTHER LIABILITIES:
Long-term bank loans - non-current portion	19,888,804	21,839,412

Total Liabilities	78,529,497	86,760,131

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at September 30, 2017 and December 31, 2016)	79,055	79,055
Additional paid-in capital	81,906,871	111,008,085
Retained earnings	39,897,052	17,438,215
Statutory reserve	9,391,827	9,391,827
Accumulated other comprehensive loss	(8,438,399)	(12,879,051)
Total equity attributable to owners of the company	122,836,406	125,038,131
Non-controlling interest	17,406,457	14,674,123

Total Shareholders’ Equity	140,242,863	139,712,254

Total Liabilities and Shareholders’ Equity	$218,772,360	$226,472,385

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN U.S. DOLLARS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUE	$5,462,792	$1,168,946	$46,819,813	$7,388,395

COST OF REVENUE	6,768,802	13,481,775	36,942,905	26,054,703

GROSS (LOSS) PROFIT	(1,306,010)	(12,312,829)	9,876,908	(18,666,308)

OPERATING EXPENSES (PROFIT):
Selling	194,202	93,843	761,495	508,062
General and administrative	977,603	660,700	3,325,268	3,038,984
Grant income	(9,274,101)	-	(22,023,741)	(153,514)
Loss on fixed assets disposal	190,162	-	187,709	-

Total Operating (Profit) Expenses	(7,912,134)	754,543	(17,749,269)	3,393,532

INCOME (LOSS) FROM OPERATIONS	6,606,124	(13,067,372)	27,626,177	(22,059,840)

OTHER INCOME (EXPENSE):
Interest income	20,617	782	172,043	4,051
Interest expense	(490,383)	(738,548)	(1,841,792)	(1,656,672)
Foreign currency transaction gain (loss)	396,852	(86,414)	941,734	(542,694)
Gain from cost method investment	318,125	-	318,125	378,997
Loss on equity method investment	(322,151)	(6,968)	(27,500)	(25,095)
Other expense	(66)	(59)	(6,331)	(476)

Total Other Expense	(77,006)	(831,207)	(443,721)	(1,841,889)

INCOME (LOSS) BEFORE INCOME TAXES	6,529,118	(13,898,579)	27,182,456	(23,901,729)

INCOME TAXES	-	-	-	993

NET INCOME (LOSS)	$6,529,118	$(13,898,579)	$27,182,456	$(23,902,722)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	576,194	(1,075,177)	2,351,967	(1,750,492)

NET INCOME (LOSS) ATTRIBUTABLE TO OWNERS OF THE COMPANY	$5,952,924	$(12,823,402)	$24,830,489	$(22,152,230)

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	6,529,118	(13,898,579)	27,182,456	(23,902,722)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	2,138,127	(459,166)	4,821,019	(3,831,852)
COMPREHENSIVE INCOME (LOSS)	$8,667,245	$(14,357,745)	$32,003,475	$(27,734,574)
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	744,763	(1,111,153)	2,732,334	(2,054,095)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO OWNERS OF THE COMPANY	$7,922,482	$(13,246,592)	$29,271,141	$(25,680,479)

NET INCOME (LOSS) PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$0.08	$(0.16)	$0.31	$(0.28)

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
						Accumulated
	Ordinary Shares		Additional			Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders’
	Shares	Amount	Capital	Earnings	Reserve	Loss	Interest	Equity

Balance, December 31, 2016	79,055,053	$79,055	$111,008,085	$17,438,215	$9,391,827	$(12,879,051)	$14,674,123	$139,712,254

Acquisition of fishing vessels from related party	-	-	(29,101,214)	-	-	-	-	(29,101,214)
Net Income	-	-	-	24,830,489	-	-	2,351,967	27,182,456

Dividend declared	-	-	-	(2,371,652)	-	-	-	(2,371,652)

Foreign currency translation adjustment	-	-	-	-	-	4,440,652	380,367	4,821,019

Balance, September 30, 2017 (Unaudited)	79,055,053	$79,055	$81,906,871	$39,897,052	$9,391,827	$(8,438,399)	$17,406,457	$140,242,863

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27,182,456	$(23,902,722)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Depreciation	6,454,155	4,769,455
Increase (decrease) in allowance for doubtful accounts	221,209	(112,562)
Increase in reserve for inventories	2,639,816	1,506,320
Loss on equity method investment	27,500	25,095
Loss on disposal of fixed assets	194,039	-
Changes in operating assets and liabilities:
Accounts receivable	5,928,573	9,335,357
Inventories	3,421,517	(1,520,001)
Advances to suppliers	3,133,470	297,813
Prepaid expenses	8,311	(4,590)
Prepaid expenses - related parties	(225,434)	3,434,109
Other receivables	32,217,955	(95,068)
Other receivables - related party	1,180,928	-
Accounts payable	954,719	(41,081)
Accounts payable - related parties	2,024,366	(296,671)
Accrued liabilities and other payables	854,714	930,168
Accrued liabilities and other payables - related party	(9,886,677)	-
Due to related parties	14,854	8,709,266

NET CASH PROVIDED BY OPERATING ACTIVITIES	76,346,471	3,034,888

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(45,292,877)	(959,034)
Proceeds from government grants for fishing vessels construction	2,941,912	-
Prepayments made for long-term assets	-	(44,329,098)
Proceeds from transferring equity method investment share	-	15,199,416
Payments for equity method investment	(294,191)	-

NET CASH USED IN INVESTING ACTIVITIES	(42,645,156)	(30,088,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	12,912,868	18,999,502
Repayments of short-term bank loans	(18,701,191)	(14,168,748)
Proceeds from long-term bank loans	-	18,999,270
Repayments of long-term bank loans	(8,722,769)	(6,216,561)
Decrease (Increase) in restricted cash	706,059	(2,538,303)
Advances from related parties	2,982,394	3,753,620
Payments made for dividend	(2,371,652)	(2,371,652)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(13,194,291)	16,457,128

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	924,482	(284,053)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,431,506	(10,880,753)

CASH AND CASH EQUIVALENTS - beginning of period	820,396	11,448,684

CASH AND CASH EQUIVALENTS - end of period	$22,251,902	$567,931

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,945,560	$1,976,789
Income taxes	$-	$993

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$1,029,669	$38,606,518
Property and equipment acquired on credit as payable	$4,818,866	-
Offset other receivables - related parties against due to related parties	$-	$5,114,910

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2017

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

On October 24, 2012, CGEI and China Dredging Group Co., Ltd (“CDGC” or “China Dredging”) entered into a Merger Agreement providing for the combination of CGEI and CDGC and on October 24, 2012, CGEI also acquired all of the outstanding capital shares and other equity interests of Merchant Supreme Co., Ltd. (“Merchant Supreme”), a company incorporated on June 25, 2012 in the British Virgin Islands (“BVI”), as per a Share Purchase Agreement.  On February 25, 2013, the merger between the Company, CDGC and Merchant Supreme became effective and was accounted for as a “reverse merger” and recapitalization since the common shareholders of CDGC and Merchant Supreme (i) owned a majority of the outstanding ordinary shares of the Company immediately following the completion of the transaction, and (ii) have significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity. In accordance with the provision of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 805-40, CDGC and Merchant Supreme are deemed the accounting acquirers and the Company is the legal acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of the Company. The Company’s assets, liabilities and results of operations were consolidated with the assets, liabilities and results of operations of CDGC, Merchant Supreme and their subsidiaries subsequent to the acquisition date of February 25, 2013. Following the completion of the business combination which became effective on February 25, 2013, CDGC and Merchant Supreme became the wholly-owned subsidiaries of the Company.  The ordinary shares, par value $0.001 per share are listed on The NASDAQ Capital Market under the symbol “PME”.

In order to place increased focus on its fishing business and pursue more effective growth opportunities, the Company decided to exit and sell the specialized dredging services operated by China Dredging. The Company completed the sale of CDGC and its subsidiaries on December 4, 2013.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2017

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of September 30, 2017 are as follows:

Name of subsidiaries	Place and date of incorporation	Percentage of ownership	Principal activities
Merchant Supreme Co., Ltd. (Merchant Supreme”)	BVI, June 25, 2012	100% held by PME	Intermediate holding company

Prime Cheer Corporation Ltd. (“Prime Cheer”)	Hong Kong, May 3, 2012	100% held by Merchant Supreme	Intermediate holding company

Pingtan Guansheng Ocean Fishing Co., Ltd. (“Pingtan Guansheng”)	PRC, October 12, 2012	100% held by Prime Cheer	Intermediate holding company

Fujian Heyue Marine Fishing Development Co., Ltd. (“Fujian Heyue”)	PRC, January 27, 2015	100% held by Pingtan Guansheng	Intermediate holding company

Fujian Provincial Pingtan County Fishing Group Co., Ltd. (“Pingtan Fishing”)	PRC, February 27, 1998	92% held by Fujian Heyue	Oceanic fishing

Pingtan Dingxin Fishing Information Consulting Co., Ltd. (“Pingtan Dingxin”)	PRC, October 23, 2012	100% held by Pingtan Fishing	Dormant

Pingtan Duoying Fishing Information Consulting Co., Ltd. (“Pingtan Duoying”)	PRC, October 23, 2012	100% held by Pingtan Fishing	Dormant

Pingtan Ruiying Fishing Information Consulting Co., Ltd. (“Pingtan Ruiying”)	PRC, October 23, 2012	100% held by Pingtan Fishing	Dormant

Pingtan Yikang Global Fishery Co.,Ltd. (“Yikang Fishery”)	PRC, September 14, 2017	100% held by Pingtan Fishing	Dormant

Pingtan Shinsilkroad Fishery Co., Ltd. (“Shinsilkroad Fishery”)	PRC, September 14, 2017	100% held by Pingtan Fishing	Dormant

Fuzhou Howcious Investment Co., Ltd (“Howcious Investment”)	PRC, September 5, 2017	100% held by Pingtan Fishing	Dormant

Fuzhou Howcious Restaurant Management Co., Ltd (“Howcious Management”)	PRC, August 16, 2017	100% held by Pingtan Fishing	Dormant

Pingtan Ocean Fishery Co., Ltd (“Ocean Fishery “)	PRC, July 21, 2017	100% held by Pingtan Fishing	Dormant

Fujian Heyue, through its PRC subsidiary, Pingtan Fishing, engages in ocean fishing with its owned and controlled vessels within the Indian Exclusive Economic Zone, Indo-Pacific waters, Arafura Sea of Indonesia and the international waters of Atlantic and Pacific Oceans.

The Company meets its day-to-day working capital requirements through cash flow provided by operations, bank loans and related parties’ advances. The Indonesian government’s moratorium on fishing licenses renewals creates uncertainty over fishing operations in Indonesian waters. The Company’s forecasts and projections, taking into account operations in Indo-pacific waters, Indian waters and international waters and consideration of opportunities in new fishing territories, shows that the Company has adequate resources to continue in operational existence for the foreseeable future.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2017

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

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the nine months ended September 30, 2017 and 2016 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and Hong Kong and none of these deposits are covered by insurance. At September 30, 2017 and December 31, 2016, cash balances in the PRC were $22,217,605 and $683,307, respectively, and cash balances in Hong Kong were $34,297 and $137,089, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash consists of cash deposits held by China Development Bank to secure short term bank loans from China Development Bank. At September 30, 2017 and December 31, 2016, restricted cash amounted $2,320,360 and $2,911,922, respectively.

Fair value of financial instruments

The Company adopted the guidance of ASC Topic 820 for fair value measurements, which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Level 3-Inputs are unobservable inputs that reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, inventories, advances to suppliers, prepaid expenses, prepaid expenses – related party, other receivables, other receivables – related party, accounts payable, accounts payable – related parties, bank loans, accrued liabilities and other payables, accrued liabilities and other payables – related party, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. As of September 30, 2017, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term bank borrowings are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of September 30, 2017. As of September 30, 2017, the Company does not have any level 3 financial instruments.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At September 30, 2017 and December 31, 2016, the Company established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $490,566 and $252,558, respectively.

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

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. At September 30, 2017 and December 31, 2016, the Company recorded a reserve for inventories in the amount of $2,704,013 and $0, respectively.

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales, estimated current and future market value.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $939,162 and $3,969,351 at September 30, 2017 and December 31, 2016, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2017

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

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $129,847 and $128,279 for the three months ended September 30, 2017 and 2016, respectively, in the fishing vessels under construction. The Company capitalized interest of $192,268 and $544,984 for the nine months ended September 30, 2017 and 2016, respectively, in the fishing vessels under construction.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charge for the three and nine months ended September 30, 2017 and 2016.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
SEPTEMBER 30, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company has not recorded deferred income taxes applicable to undistributed earnings of the subsidiaries located in the PRC because it is the present intention of management to reinvest the undistributed earnings indefinitely in PRC. The cumulative undistributed earnings from PRC subsidiaries amounted to approximately $206.4 million and $179.3 million as of September 30, 2017 and December 31, 2016, respectively, which are included in consolidated retained earnings. Generally, such earnings become subject to the PRC tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of September 30, 2017 and December 31, 2016, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and totaled $21,981 and $8,399 for the three months ended September 30, 2017 and 2016, respectively. Shipping and handling costs are totaled $221,843 and $97,786 for the nine months ended September 30, 2017 and 2016, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $123,925 and $47,727 for the three months ended September 30, 2017 and 2016, respectively. Employee benefit costs totaled $307,376 and $223,123 for the nine months ended September 30, 2017 and 2016, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expense on the accompanying consolidated statements of operations and comprehensive income (loss) and totaled $21,058 and $0 for the three months ended September 30, 2017 and 2016, respectively. Advertising totaled $50,171and $27,414 for the nine months ended September 30, 2017 and 2016, respectively

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expense. The Company did not incur any research and development costs during the three and nine months ended September 30, 2017 and 2016.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing is the Chinese Renminbi (“RMB”). For the subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2017 and 2016 was $924,482 and $(284,053), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

The foreign currency exchange rates were obtained from www.safe.gov.com. Asset and liability accounts at September 30, 2017 and December 31, 2016 were translated at 6.6369 RMB to $1.00 and at 6.9370 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations and comprehensive income (loss) for the nine months ended September 30, 2017 and 2016 were 6.7983 RMB and 6.5792 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) available to owners of the company for basic and diluted net income (loss) per share of ordinary stock	$5,952,924	$(12,823,402)	$24,830,489	$(22,152,230)
Weighted average ordinary stock outstanding - basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053
Net income (loss) per ordinary share attributable to owners of the Company - basic and diluted	$0.08	$(0.16)	$0.31	$(0.28)

For the three and nine months ended September 30, 2017 and 2016, warrants to purchase 8,966,667 shares of ordinary stock have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of September 30, 2017, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016 included net income (loss) and unrealized gain from foreign currency translation adjustments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2017 and December 31, 2016. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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
SEPTEMBER 30, 2017

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

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, ’‘Revenue from Contracts with Customers (Topic 606).’’ This guidance supersedes current guidance on revenue recognition in Topic 605, ’‘Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company will apply the new revenue standard beginning January 1, 2018, and will not early adopt. The Company has analyzed the Company’s revenue from contracts with customers in accordance with the new revenue standard to determine the impact on the Company’s consolidated financial statements. Based on the preliminary assessment, the Company determined that there would be no material impact on its financial statements upon adopting the new revenue standard, but will increase the disclosure requirements about the Company’s revenue recognition and related information. The Company plans to continue the evaluation, analysis, and documentation of its adoption of ASU 2014-09 (including those subsequently issued updates that clarify ASU 2014-09’s provisions) throughout 2017 as the Company works towards the implementation and finalizes its determination of the impact that the adoption will have on its consolidated financial statements.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2017

NOTE 3 – ACCOUNTS RECEIVABLE

At September 30, 2017 and December 31, 2016, accounts receivable consisted of the following:

	September 30, 2017	December 31, 2016
Accounts receivable	$6,025,936	$11,575,284
Less: allowance for doubtful accounts	(490,566)	(252,558)
	$5,535,370	$11,322,726

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance.

NOTE 4 – INVENTORIES

At September 30, 2017 and December 31, 2016, inventories consisted of the following:

	September 30, 2017	December 31, 2016
Frozen fish and marine catches in warehouse	$1,782,343	$7,082,129
Frozen fish and marine catches in transit	3,922,455	1,728,982
	5,704,798	8,811,111
Less: reserve for inventories	(2,704,013)	-
	$3,000,785	$8,811,111

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates.

NOTE 5 – OTHER RECEIVABLES

At September 30, 2017 and December 31, 2016, other receivables consisted of the following:

	September 30, 2017	December 31, 2016
Interest receivable	$-	$1,819,258
Security deposit	75,000	75,000
Prepayments made for fish goods (1)	-	29,848,189
Other	195,115	93,009
	$270,115	$31,835,456

(1)	According to related signed agreement, the Company has the right to receive refund for these prepayments if the situation of demands and supplies changes. The Company received the refund in full in January and February 2017.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2017

NOTE 6 – COST METHOD INVESTMENT

At September 30, 2017 and December 31, 2016, cost method investment amounted to $3,164,128 and $3,027,245, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.2million) to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8% investment in the total equity investment of the bank as of September30, 2017 and December 31, 2016.

The Company uses the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank. In accordance with to ASC 325, Long-term investment for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of September 30, 2017 and December 31, 2016.

NOTE 7 – EQUITY METHOD INVESTMENT

At September 30, 2017 and December 31, 2016, equity method investment amounted to $30,054,827 and $28,493,273, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. In April 2017, these two companies sold their shares to another unrelated party, Zhen Lin. As of September 30, 2017, Pingtan Fishing and Zhen Lin accounted for 20% and 80% of the total ownership, respectively.

Global Deep Ocean will process, cold storage, and transport Deep Ocean fishing products. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $150.7 million) and as of September 30, 2017, Pingtan Fishing had contributed its share of registered capital of RMB 200 million (approximately $30.1 million).

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three months ended September 30, 2017 and 2016, the Company’s share of Global Deep Ocean’s net loss was $7,333 and $6,968, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2017 and 2016, the Company’s share of Global Deep Ocean’s net loss was $27,500 and $25,095, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income (loss).

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	September 30, 2017	December 31, 2016
Current assets	$50,443,997	$48,488,573
Noncurrent assets	4,995,203	4,335,801
Current liabilities	84,592	18,007
Noncurrent liabilities	-	-
Equity	55,354,608	52,806,367

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2017

NOTE 7 – EQUITY METHOD INVESTMENT (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$-	$-	$-	$-
Gross profit	-	-	-	-
Loss from operation	36,666	34,811	137,398	125,404
Net loss	36,667	34,842	137,501	125,477

NOTE 8 – PREPAYMENT FOR LONG-TERM ASSETS

At September 30, 2017 and December 31, 2016, prepayment for long-term assets consisted of prepayment for fishing vessels’ construction. The Company reclassifies the prepayment for fishing vessels’ construction to construction-in-progress using the percentage of completion method. During the nine months ended September 30, 2017, the Company reclassified RMB 7,000,000 (approximately $1.0 million) from prepayment for long-term assets to construction-in-progress.

For the nine months ended September 30, 2017, a summary of activities in prepayment for long-term assets was as follows:

Prepayment for fishing vessels’ construction
Balance - December 31, 2016	$11,913,912
Prepayments made for fishing vessels’ construction	-
Reclassification to construction-in-progress	(1,029,669)
Foreign currency fluctuation	513,670
Balance - September30, 2017	$11,397,913

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

At September 30, 2017 and December 31, 2016, property, plant and equipment consisted of the following:

	Useful life	September 30, 2017	December 31, 2016
Fishing vessels	10 - 20 Years	$155,604,702	$122,989,702
Vehicles	5 Years	-	121,472
Office and other equipment	3 – 5 Years	442,128	423,001
Construction-in-progress		10,280,243	18,754,740
		166,327,073	142,288,915
Less: accumulated depreciation		(27,266,146)	(20,092,321)
		$139,060,927	$122,196,594

For the three months ended September 30, 2017 and 2016, depreciation expense amounted to $2,161,787 and $1,466,032, respectively, of which $2,142,280 and $1,643,865, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively. For the nine months ended September 30, 2017 and 2016, depreciation expense amounted to $6,454,155 and $4,769,455, respectively, of which $6,390,621 and $4,429,469, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

At September 30, 2017 and December 31, 2016, the Company had 50 and 37 fishing vessels, respectively, with net carrying amount of approximately $49.7 million and $29.4 million, respectively, pledged as collateral for its bank loans.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2017

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

NOTE 10 – RELATED PARTIES TRANSACTIONS

Prepaid expenses – related party

At September 30, 2017 and December 31, 2016, prepaid expenses – related party consisted of the following:

	September 30, 2017	December 31, 2016
Prepaid miscellaneous items to PT. Avona Mina Lestari (1)	$776,871	$522,337
	$776,871	$522,337

(1)	PT. Avona Mina Lestari is an affiliate company controlled by Xinrong Zhuo family.

Other receivable – related party

 At September 30, 2017 and December 31, 2016, other receivable – related party consisted of the following:

	September 30, 2017	December 31, 2016
Advance to Zhiyan Lin (1)	$-	$639,917
	$-	$639,917

(1)	Zhiyan Lin is the legal representative of Pingtan Fishing and a family member of the Company’s CEO.

In connection with the termination of the VIE structure and to comply with PRC regulation, the Company paid RMB83 million in total, which is Pingtan Fishing’s registered capital, to Pingtan Fishing’s shareholders to transfer their 100% of equity interest of Pingtan Fishing to Fujian Heyue, the Company’s subsidiary pursuant to the Equity Transfer Agreement dated February 9, 2015. Those payments were returned in full to the Company as of September 30, 2017.

Accounts payable - related parties

At September 30, 2017 and December 31, 2016, accounts payable - related parties consisted of the following:

Name of related party	September 30, 2017	December 31, 2016
Hong Fa Shipping Limited (3)	$2,241,138	$1,740,000
Hong Long (1)	2,509,007	805,930
Huna Lin (2)	-	14,320
Hai Yi Shipping Limited (3)	-	510
	$4,750,145	$2,560,760

(1)	Hong Long is an affiliate company majority owned by a close family member of the Company’s CEO.
(2)	Huna Lin is Zhiyan Lin’s daughter.
(3)	An entity controlled by the Company’s CEO.

These accounts payable - related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2017

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

 Accrued liabilities and other payables - related party

At September 30, 2017 and December 31, 2016, the accrued liabilities and other payables – related party consisted of the following:

Name of related party	September 30, 2017	December 31, 2016
Hong Long	$9,819,942	$18,147,152
	$9,819,942	$18,147,152

The amount of accrued liabilities and other payables - Hong Long is short-term in nature, non-interest bearing, unsecured and payable on demand.

Due to related parties

At September 30, 2017 and December 31, 2016, the due to related parties amount consisted of the following:

	September 30, 2017	December 31, 2016
Accrued compensation for Roy Yu, Chief Financial Officer	$20,000	$40,000
Accrued compensation for Xinrong Zhuo	3,328	3,354
Rent due to Hai Yi Shipping Limited	38,208	-
Advance from Xinrong Zhuo, Chief Executive Officer	2,979,066	-
	$3,040,602	$43,354

The advance from Xinrong Zhuo, the Company’s Chief Executive Officer, is for working capital purposes and short-term in nature, non-interest bearing, unsecured and payable on demand.

Operating lease

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO, (the “Office Lease”). The Company renewed the Office Lease. Pursuant to the renewed Office Lease, the annual rent is RMB 84,000 (approximately $12,300) and the renewed Office Lease expires on July 31, 2018.

For the three months ended September 30, 2017 and 2016, rent expense related to the Office Lease amounted $3,153 and $3,149, respectively. For the nine months ended September 30, 2017 and 2016, rent expense related to the Office Lease amounted $9,267 and $9,576, respectively. Future minimum rental payment required under the Office Lease is as follows:

Twelve-month period Ending September 30:	Amount
2018	$10,297

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2017

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Rental and related administrative service agreement

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office and provided related administrative service (the “Service Agreement”). The Company renewed the Service Agreement. Pursuant to the renewed Service Agreement, the monthly payments are HK$298,500 (approximately $38,300) and the renewed Service Agreement expires on December 31, 2017.

For the three months ended September 30, 2017 and 2016, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $114,624 and $115,519, respectively. For the nine months ended September 30, 2017 and 2016, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $344,768 and $346,379, respectively.

Twelve-month period Ending September 30:	Amount
2018	$114,985

Purchases from related parties

During the three and nine months ended September 30, 2017 and 2016 purchases from related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Purchase of fuel, fishing nets and other on board consumables
from Hong Fa Shipping Limited	$92,756	$5,233	$6,528,578	$8,926,279
from Haifeng Dafu Enterprise Co., Ltd.	-	877,687	-	890,003
from PT. Avona Mina Lestari	12,671		837,668	-
from Hai Yi Shipping Ltd.	23,187	5,230,809	2,230,887	8,366,895
from Fuzhou Honglong Ocean Fishery Co., Ltd.	83,201	-	5,975,579	-
	211,815	6,113,729	15,572,712	18,183,177
Purchase of vessel maintenance service
from PT. Avona Mina Lestari	29,105	-	63,842	-
	29,105	-	63,842	-
Purchase of transportation service
from Fuzhou Honglong Ocean Fishery Co., Ltd.	186,297	-	608,117	-
from Hong Fa Shipping Limited	2,892	-	278,251	-
	$189,189	$-	$886,368	$-

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2017

NOTE 11 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. At September 30, 2017 and December 31, 2016, short-term bank loans consisted of the following:

	September 30, 2017	December 31, 2016
Loan from Fujian Haixia Bank, due on September 14, 2017 with annual interest rate of 6.960% at September 30, 2017 and December 31, 2016, collateralized by Pingtan Fishing’s 17 fishing vessels	$-	$4,324,636
Loan from Fujian Haixia Bank, due on September 14, 2018 with annual interest rate of 7.178% at September 30, 2017 and December 31, 2016, collateralized by Pingtan Fishing’s 17 fishing vessels	3,766,819	-
Loan from Fujian Haixia Bank, due on September 30, 2018 with annual interest rate of 7.178% at September 30, 2017 and December 31, 2016, collateralized by Pingtan Fishing’s 17 fishing vessels	753,364	-
Loan from Fujian Haixia Bank, due on September 22, 2017 with annual interest rate of 1.529% at September 30, 2017 and December 31, 2016, collateralized by Pingtan Fishing’s 17 fishing vessels	-	1,150,000
Loan from Fujian Haixia Bank, due on October 10, 2017 with annual interest rate of 1.739% at September 30, 2017 and December 31, 2016, collateralized by Pingtan Fishing’s 17 fishing vessels	1,080,000	1,080,000
Loan from China Development Bank, due on March 21, 2017 with variable annual interest rate based on London Interbank Offered Rate (“LIBOR”)(1) plus 230 basis points (3.211% at December 31, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.6 million (RMB 4 million) and collateralized by a related party’s land use right, and repaid on due date	-	3,000,000
Loan from China Development Bank, due on April 18, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.204% at December 31, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.6 million (RMB 4 million) and collateralized by a related party’s land use right, and repaid on due date	-	3,000,000
Loan from China Development Bank, due on April 18, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.257% at December 31, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.3 million (RMB 2 million) and collateralized by a related party’s land use right, and repaid on due date	-	1,500,000
Loan from China Development Bank, due on August 22, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.510% at December 31, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $1.0 million (RMB 6.6 million) and collateralized by a related party’s two vessels	-	5,000,000
Loan from China Development Bank, due on December 9, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.593% at September 30, 2017 and December 31, 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.5 million (RMB 3.3 million) and collateralized by a related party’s two vessels	2,500,000	2,500,000
Loan from China Development Bank, due on March 8, 2018 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.721% at September 30, 2017), secured by the Company’s restricted cash which is a deposit with the lender of approximately $1 million (RMB 6.6 million) and collateralized by seven vessels	5,000,000	-
Loan from China Development Bank, due on April 24, 2018 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.721% at September 30, 2017), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.7 million (RMB 4.6 million) and collateralized by four vessels	3,500,000	-
	$16,600,183	$21,554,636

(1)	Represents six-month LIBOR rate on the loan commencement date.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2017

NOTE 11 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. At September 30, 2017 and December 31, 2016, long-term bank loans consisted of the following:

	September 30, 2017	December 31, 2016
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% and 4.900% at September 30, 2017 and December 31, 2016, respectively, collateralized by Hong Long’s investment in equity interest of a China local bank	$3,073,724	$5,852,674
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% and 4.900% at September 30, 2017 and December 31, 2016, respectively, collateralized by Fujian International Trading and Transportation Co., Ltd.’s investment in equity interest of a China local bank	602,691	1,153,236
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% and 4.900% at September 30, 2017 and December 31, 2016, respectively, guaranteed by Hong Long	2,531,302	4,742,684
Loan from The Export-Import Bank of China, due on various dates until January 30, 2023 with annual interest rate of 4.900% at September 30, 2017 and December 31, 2016, guaranteed by Huanghai Ship Construction Co., Ltd, Xinrong Zhuo and Ping Lin and collateralized by 2 fishing vessels under construction and collateralized by three related parties’ investments in equity interest of two PRC local banks	16,574,004	18,019,317
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.145% at September 30, 2017 and December 31, 2016, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 6 fishing vessels	9,191,038	9,370,045
Total long-term bank loans	$31,972,759	$39,137,956
Less: current portion	(12,083,955)	(17,298,544)
Long-term bank loans, non-current portion	$19,888,804	$21,839,412

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending September 30,	Principal
2018	$12,083,955
2019	5,876,237
2020	6,026,910
2021	2,260,091
2022	1,657,400
Thereafter	4,068,166
$31,972,759
Less: current portion	(12,083,955)
Long-term liability	$19,888,804

The weighted average interest rate for short-term bank loans was approximately 4.3% and 4.4% for the nine months ended September 30, 2017 and 2016, respectively.

The weighted average interest rate for long-term bank loans was approximately 5.0% and 6.2% for the nine months ended September 30, 2017 and 2016, respectively.

For the three months ended September 30, 2017 and 2016, interest expense related to bank loans amounted to $427,962 and $866,827, respectively, of which, $129,847 and $128,279 was capitalized to construction-in-progress, respectively. For the nine months ended September 30, 2017 and 2016, interest expense related to bank loans amounted to $1,841,792 and $2,201,656, respectively, of which, $192,268 and $544,984 was capitalized to construction-in-progress, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2017

NOTE 12 – ACCRUED LIABILITIES AND OTHER PAYABLES

At September 30, 2017 and December 31, 2016, accrued liabilities and other payables consisted of the following:

	September 30, 2017	December 31, 2016
Accrued salaries and related benefits	$5,070,848	$4,126,938
Accrued interest due	187,156	92,329
Other	215,682	180,269
	$5,473,686	$4,399,536

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

There were no stock warrants issued, expired/terminated/forfeited, exercised during the nine months ended September30, 2017.

The following table summarizes the shares of the Company’s ordinary stock issuable upon exercise of warrants outstanding and exercisable at September 30, 2017:

Warrants outstanding				Warrants exercisable
Exercise price	Number outstanding at September 30, 2017	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at September 30, 2017	Weighted average exercise price
$12.00	8,966,667	0.4	$12.00	8,966,667	$12.00

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

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. As of December 31, 2016, the Company appropriated the required 50% of its registered capital to statutory reserve for Fujian Heyue. Accordingly, no additional statutory reserve for Fujian Heyue is required for the three months ended September 30, 2017. The Company will make appropriation to statutory reserve for Pingtan Fishing by the end of year 2017.

Pingtan Guansheng, Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying had sustained losses since their establishments. No appropriation to statutory reserves for them was required as they incurred recurring net losses.

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At September 30, 2017 and December 31, 2016, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2017	2016	2017	2016
A	*	19%	*	11%
B	*	12%	*	*
C	*	12%	*	*
D	20%	*	11%	*
E	10%	*	*	*

* less than 10%

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplier	2017	2016	2017	2016
A (Hai Yi Shipping Limited, a related party)	*	84%	10%	41%
B (Haifeng Dafu Enterprise Co., Ltd., a related party)		14%
C (Hong Fa Shipping Limited, a related party)	*	*	30%	44%
D (Hong Long, a related party)	13%	*	29%	*
E	64%	*	*	*

* less than 10%

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2017

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS (continued)

Major suppliers (continued)

Four suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at September 30, 2017, accounted for 91.8% of the Company’s total outstanding accounts payable and accounts payable – related parties at September 30, 2017.

Three suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2016, accounted for 95.7% of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2016.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of September 30, 2017 and December 31, 2016, which have not been reflected in its consolidated financial statements.

Operating lease

See note 10 for related party operating lease commitment.

Rental payment and related administrative service charge

See note 10 for related party rental and related administrative service agreement commitment.

Fishing vessels construction agreement

On February 20, 2017, the Company entered into an agreement with Huanghai Ship Construction Co., Ltd. (“Huanghai”) related to the construction of 2 squid jigging vessels. The project requires a total investment of RMB 67.0 million (approximately $10.0 million). The funds are required to be invested over the construction period of the project. As of September 30, 2017, Pingtan Fishing has paid RMB 35.5 million (approximately $5.3 million) of the total investment.

NOTE 16 – SUBSEQUENT EVENTS

On October 10, 2017, the Company repaid a short-term bank loan of $1,080,000 to Fujian Haixia Bank in accordance with the loan repayment schedule.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Pingtan Marine Enterprise Ltd. for the nine months ended September 30, 2017 and 2016 should be read in conjunction with the Pingtan Marine Enterprise Ltd. unaudited financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 23, 2017. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless otherwise indicated, references to the “Company,” “us” or “we” refer to Pingtan Marine Enterprise Ltd. and its subsidiaries. All amounts expressed below are in US dollars.

Overview

We are a marine enterprise group primarily engaging in ocean fishing through our PRC operating subsidiary, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd., or Pingtan Fishing. We harvest a variety of fish species with many of our owned or licensed vessels operating within the Indian Exclusive Economic Zone, Indo-Pacific waters, the Arafura Sea of Indonesia and international waters of Atlantic and Pacific Oceans. We provide high quality seafood to a diverse group of customers including distributors, restaurant owners and exporters in the PRC.

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

In October 2016, we deployed 13 vessels, which were granted fishing licenses by the Ministry of Agriculture and Fisheries of the Democratic Republic of Timor-Leste (“MAF”), to operate in the Indo-Pacific waters of the country. These fishing licenses were valid for one year. And the vessels were purchased from Hong Long in June 2013. In September 2017, we were informed that the fishing licenses of the 13 vessels were suspended and the vessels were docked in the port. The MAF has alleged and is investigating whether false statements were made during the licensing process and the vessels were simultaneously registered in Indonesia. We dispute these allegations.

As of September 30, 2017, we own 91 trawlers, 15 drifters, 6 squid jigging vessels, 4 longline fishing vessels, 3 light luring seine vessels, 1 transport vessel and have exclusive operating license rights to 20 drifters. We are the second largest China-based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 12.8 years. Among the 140 vessels, 12 are located in the Bay of Bengal in India; 9 are located in international waters; 13 are located in the Democratic Republic of Timor-Leste; and 2 have finished renovation in October 2017 and will be deployed to international waters. The remaining vessels are currently located in Indonesia but are not operating due to the moratorium discussed below.

We catch nearly 20 different species of fish including ribbon fish, croaker fish, pomfret, Spanish mackerel, conger eel, squid and shrimp. All of our catch is shipped back to China. Our fishing vessels transport frozen catch to a cold storage warehouse nearby onshore fishing bases. We then arrange chartered transportation ships to deliver frozen stocks to cold storage warehouses located in one of China’s largest seafood trading centers, Mawei Seafood Market in Fujian Province.

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

Significant factors affecting our results of operations

●

The Indonesian government’s moratorium on local fishing licenses renewals:  In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could combat illegal fishing and rectify ocean fishing order. In February 2015, we ceased all fishing operations in Indonesia. During the moratorium, PME was informed that fishing licenses of four vessels operated through PT. Avona Mina Lestari (“PT Avona”), one of the local companies through which PME conducts business in Indonesia, and the fishing licenses of vessels operated through PT. Dwikarya Reksa Abadi (“PT Dwikarya”), the other local company through which PME conducts business in Indonesia, were revoked. As a result and because license renewal was prohibited due to the general moratorium, all local fishing licenses of PME’s vessels in Indonesia are presently inactive. The MMAF has not yet restored license issuing or renewal process for vessels built abroad. As the MMAF has not implemented new fishing policies and resumed the license renewal process, we do not know when exactly licensing and renewal will start. We have been paying close attention to any new trends in fishing policy and have been actively exploring for new cooperation models. Since we derive a majority of our revenue from this area, this ban has caused a significant drop in our production.

●	Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable government agencies. Our inability to obtain, or loss or denial of extensions to, any of our applicable licenses or permits could hamper our ability to generate revenue from our operations.

●	Resource & environmental factors: Our fishing expeditions are based in the Indian Exclusive Economic Zone, Indo-Pacific waters, the Arafura Sea of Indonesia and international waters of Atlantic and Pacific Oceans. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also have impact our harvest volume.

●	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●	Competition: We engage in the business in the Bay of Bengal in India, Indo-Pacific waters, the Arafura Sea of Indonesia and international waters of Atlantic and Pacific Oceans. Competition within our dedicated fishing areas is not currently significant as the region is not overfished or regulated by government limits on the number of vessels that are allowed to fish in the territories; however, there is no guarantee that competition will not become more intense. Competition in the consumer market in China, however, is keen. We compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. We believe our catch appeals to a wide segment of consumers because of the low price points of our products.

●	Fishing licenses: Each of our fishing vessels requires approval from the Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are granted annually and normally valid for a period of twelve months; when the inspection certificate of a vessel is valid for less than 12 months, the approval will be granted with the validity period equal to that indicated on the inspection certificate and will be extended to full validity period when new inspection certificate is issued. Different countries may have different policies for foreign cooperation in fisheries. Some countries require fishing licenses issued by the accessed country; some others may require establishment of a joint venture or sole proprietorship to obtain local licenses.

RESULTS OF OPERATIONS

Comparison of results of operations for the three and nine months ended September 30, 2017and 2016

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

For the three months ended September 30, 2017 and 2016, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended September 30, 2017
	Revenue	Volume (KG)	Average price	Percentage of revenue
Squid	$2,357	599,051	$3.93	43.1%
Croaker fish	1,743	523,901	3.33	31.9%
Ribbon fish	524	116,796	4.49	9.6%
Shrimp	140	9,840	14.23	2.6%
Conger eel	78	23,238	3.36	1.4%
Reefcod	58	7,596	7.64	1.1%
Others	563	255,947	2.20	10.3%
Total	$5,463	1,536,369	$3.56	100%

	Three Months Ended September 30, 2016
	Revenue	Volume (KG)	Average price	Percentage of revenue
Ribbon fish	$966	334,654	$2.89	82.6%
Croaker fish	175	103,537	1.69	15.0%
Others	28	21,498	1.30	2.4%
Total	$1,169	459,689	$2.54	100.0%

For the nine months ended September 30, 2017 and 2016, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Nine Months Ended September 30, 2017
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$22,979	6,417,927	$3.58	49.1%
Ribbon fish	9,175	2,421,100	3.79	19.6%
Squid	8,836	2,119,801	4.17	18.9%
Reefcod	1,817	499,468	3.64	3.9%
Shrimp	1,317	111,240	11.84	2.8%
Conger eel	1,278	449,521	2.84	2.7%
Others	1,418	547,170	2.59	3.0%
Total	$46,820	12,566,227	$3.73	100%

	Nine Months Ended September 30, 2016
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$3,176	1,228,254	$2.59	43.0%
Ribbon fish	2,597	920,826	2.82	35.2%
Shrimp	532	117,528	4.53	7.2%
Reefcod	390	145,658	2.68	5.3%
Squid	387	423,588	0.91	5.2%
Conger eel	125	44,897	2.77	1.7%
Others	181	72,464	2.50	2.4%
Total	$7,388	2,953,215	$2.50	100.0%

For the three months ended September 30, 2017, we had revenue of $5,462,792, as compared to revenue of $1,168,946 for the three months ended September 30, 2016, an increase of $4,293,846, or 367%. The increase was mainly attributable to more fishing vessels put in operation. Sales volume for the three months ended September 30, 2017 increased 234% to 1,536,369 kg from 459,689 kg for the three months ended September 30, 2016. Average unit sale price increased 40.2% in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, which was primarily because marine catches are in short supply due to a longer fishing suspension period for China seas for 2017, which used to be from June to August, while for 2017 it was from May to August.

For the nine months ended September 30, 2017, we had revenue of $46,819,813, as compared to revenue of $7,388,395 for the nine months ended September 30, 2016, an increase of $39,431,418, or 533.7%. Sales volume for the nine months ended September 30, 2017 increased 325.5% to 12,566,227 kg from 2,953,215 kg for the nine months ended September 30, 2016. Average unit sale price increased 49.2% in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, which was primarily because marine catches are in short supply due to a longer fishing suspension period for China seas for 2017, which used to be from June to August, while for 2017 it was from May to August.

Cost of revenue

Our cost of revenue primarily consists of fuel cost, depreciation, labor cost, fishing vessels maintenance fee, other overhead costs, and reserve for inventories. Fuel cost, depreciation, and labor cost generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,
	2017			2016
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Reserve for inventories	$2,640	39.0%	48.3%	$(1,294)	(9.6)%	(110.7)%
Fuel cost	1,725	25.5%	31.6%	10,136	75.2%	867.1%
Depreciation	1,444	21.3%	26.4%	2,469	18.3%	211.2%
Labor cost	678	10.0%	12.4%	1,850	13.7%	158.2%
Freight	147	2.2%	2.7%	72	0.5%	6.1%
Spare parts	114	1.7%	2.1%	134	1.0%	11.4%
Maintenance fee	19	0.3%	0.4%	106	0.8%	9.1%
Fishing license and agent fee	1	0.0%	0.0%	15	0.1%	1.3%
Other *	-	-	-	(6)	0.0%	(0.4)%
Total cost of revenue	$6,768	100.0%	123.9%	$13,482	100.0%	1,153.3%

* Represents the cost of fish purchased from third parties to satisfy our customers’ demand.

The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,
	2017			2016
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$22,672	61.5%	48.4%	$16,073	61.8%	217.5%
Depreciation	6,314	17.1%	13.5%	3,788	14.5%	51.3%
Labor cost	2,671	7.2%	5.7%	3,098	11.9%	41.9%
Reserve for inventories	2,640	7.1%	5.6%	1,506	5.8%	20.4%
Spare parts	1,307	3.5%	2.8%	296	1.1%	4.0%
Freight	920	2.5%	2.0%	142	0.5%	1.9%
Maintenance fee	402	1.1%	0.9%	235	0.9%	3.2%
Fishing license and agent fee	17	0.0%	0.0%	34	0.1%	0.5%
Other *	-	-	-	883	3.4%	11.9%
Total cost of revenue	$36,943	100.0%	78.9%	$26,055	100.0%	352.6%

* Represents the cost of fish purchased from third parties to satisfy our customers’ demand.

Cost of revenue for the three months ended September 30, 2017 was $6,768,802, representing a decrease of $6,712,973 or 49.8% as compared to $13,481,775 for the three months ended September 30, 2016. Cost of revenue for the nine months ended September 30, 2017 was $36,942,905, representing an increase of $10,888,202 or 41.8% as compared to $26,054,703 for the nine months ended September 30, 2016. The increase was primarily attributable to the increase in our revenue, offset by the decrease in our unit production cost.

Gross profit (loss)

Our gross profit (loss) is affected primarily by changes in production costs. Fuel cost, depreciation, and labor cost together account for about 56.8% and 107.2% of cost of revenue for the three months ended September 30, 2017 and 2016, respectively. Fuel cost, depreciation, and labor cost together account for about 85.8% and 88.2% of cost of revenue for the nine months ended September 30, 2017 and 2016, respectively. The fluctuation of fuel price and change in labor cost may significantly affect our cost level and gross profit (loss).

The following table sets forth information as to our revenue, cost of revenue, gross profit (loss) and gross margin for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$5,462,792	$1,168,946	$46,819,813	$7,388,395
Cost of revenue	$6,768,802	$13,481,775	$36,942,905	$26,054,703
Gross profit (loss)	$(1,306,010)	$(12,312,829)	$9,876,908	$(18,666,308)
Gross margin	(23.9)%	(1,053.3)%	21.1%	(252.6)%

Gross loss for the three months ended September 30, 2017 was $1,306,010, representing an increase of $11,006,819 or 89.4% as compared to gross loss of $12,312,829 for the three months ended September 30, 2016. Gross profit for the nine months ended September 30, 2017 was $9,876,908, representing an increase of $28,543,216 or 152.9% as compared to gross loss of $18,666,308 for the nine months ended September 30, 2016. The increase was due to the increase in our sales revenue and the decrease in our unit production cost of fish.

Gross margin increased to (23.9) % for the three months ended September 30, 2017 from (1,053.3) % for the three months ended September 30, 2016. Gross margin increased to 21.1% for the nine months ended September 30, 2017 from (252.6) % for the nine months ended September 30, 2016. The increase in gross margin for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 was primarily attributable to the decrease in our unit production cost of fish resulting from the increase in our harvest volume by deploying more fishing vessels into operations.

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

Selling expense totaled $194,202 for the three months ended September 30, 2017, as compared to $93,843 for the three months ended September 30, 2016, an increase of $100,359 or 106.9%. Selling expense totaled $761,495 for the nine months ended September 30, 2017, as compared to $508,062 for the nine months ended September 30, 2016, an increase of $253,433 or 49.9%. Selling expense as a percentage of revenue for the three months ended September 30, 2017 decreased to 3.6% from 8.0% for comparable period in 2016, which was mainly attributable to the increase in sales revenue. Selling expense as a percentage of revenue for the nine months ended September 30, 2017 decreased to 1.6% from 6.9% for corresponding period in 2016, which was mainly attributable to the increase in sales revenue. Selling expense for the three and nine months ended September 30, 2017 and 2016 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shipping and handling fees	$21,981	$8,399	$221,843	$97,786
Storage fees	65,902	10,987	193,681	124,967
Insurance	78,691	45,525	203,462	193,433
Customs service charge	5,526	-	84,270	-
Advertising	21,058	-	50,171	27,414
Other	1,044	28,932	8,068	64,462
	$194,202	$93,843	$761,495	$508,062

●	For the three months ended September 30, 2017, shipping and handling fees increased by $13,582, or 161.7%, as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, shipping and handling fees increased by $124,057, or 126.9%, as compared to the nine months ended September 30, 2016. The increase was primarily attributable to the increase in our sales revenue.

●	For the three months ended September 30, 2017, storage fees increased by $54,915, or 499.8%, as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, storage fees increased by $68,714, or 55.0%, as compared to the nine months ended September 30, 2016. The increase was mainly attributable to the increase in our storage area.

●	For the three months ended September 30, 2017, insurance increased by $33,166, or 72.9%, as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, insurance increased by $10,029, or 5.2%, as compared to the nine months ended September 30, 2016. The change was mainly attributable to the different insured fishing vessels mix.

●	For the three months ended September 30, 2017, customs service charge increased by $5,526, or 100.0%, as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, customs service charge increased by $84,270, or 100.0%, as compared to the nine months ended September 30, 2016. The increase was mainly due to the increase in our fishing activities.

●	For the three months ended September 30, 2017, advertising expenses increased by $21,058, or 100.0%, as compared to the three months ended September 30, 2016. The change was mainly because the same payments were made in the second quarter of 2016. For the nine months ended September 30, 2017, advertising expenses increased by $22,757, or 83.0%, as compared to the nine months ended September 30, 2016. The increase was mainly due to the increase in advertising activities.

●	Other miscellaneous selling expense for the three months ended September 30, 2017 decreased by $27,888, or 96.4%, as compared to the three months ended September 30, 2016. Other miscellaneous selling expense for the nine months ended September 30, 2017 decreased by $56,394, or 87.5%, as compared to the nine months ended September 30, 2016.

General and administrative expense

General and administrative expense totaled $977,603 for the three months ended September 30, 2017, as compared to $660,700 for the three months ended September 30, 2016, an increase of $316,903 or 48.0%. General and administrative expense totaled $3,325,268 for the nine months ended September 30, 2017, as compared to $3,038,984 for the nine months ended September 30, 2016, an increase of $286,284 or 9.4%. General and administrative expense for the three and nine months ended September 30, 2017 and 2016 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Professional fees	$499,575	$194,584	$1,233,089	$840,209
Compensation and related benefits	258,954	271,308	797,386	897,256
Rent and related administrative service charge	117,777	118,668	354,035	355,955
Bad debt expense	18,532	-	221,208	-
Travel and entertainment	41,792	62,849	174,505	104,134
Insurance	-	-	-	358,310
Other	40,973	13,291	545,045	483,120
	$977,603	$660,700	$3,325,268	$3,038,984

●	Professional fees, which primarily consist of legal fees, accounting fees, investor relation service charges, valuation service fees and other fees associated with being a public company, for the three months ended September 30, 2017 increased by $304,991, or 156.7%, as compared to the three months ended September 30, 2016. The increase in the three months ended September 30, 2017 was primarily attributable to an increase in accounting fees of approximately $42,000, an increase in consulting fees of approximately $8,000 and an increase in legal fees of approximately $250,000. For the nine months ended September 30, 2017, professional fees increased by $392,880, or 46.8%, as compared to the nine months ended September 30, 2016. The increase in the nine months ended September 30, 2017 was primarily attributable to an increase in consulting fees of approximately $39,000, an increase in investor relation charges of approximately $34,000 and an increase in legal fees of approximately $346,000, offset by a decrease in accounting fees of approximately $41,000.

●	Compensation and related benefits decreased by $12,354, or 4.6%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, compensation and related benefits decreased by $99,870, or 11.1%. The decrease was mainly attributable to a decrease in salaries for our management staff of approximately $92,000 and a decrease in benefits for our management staff of approximately $4,000, mainly due to our strict control on corporation spending.

●	Rent and related administrative service charge remained consistent for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016.

●	For the three months ended September 30, 2017, we recorded bad debt expense of $18,532 as compared to bad debt expense of $0 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, we recorded bad debt expense of $221,208 as compared to bad debt expense of $0 for the nine months ended September 30, 2016. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, and customers’ collection history, and recent economic events.

●	For the three months ended September 30, 2017, travel and entertainment expense decreased by $21,057, or 33.5% as compared to the three months ended September 30, 2016. For the nine months ended September30, 2017, travel and entertainment expense increased by $70,371, or 67.6% as compared to the nine months ended September30, 2016. The increase was mainly attributable to an increase in travel expense of approximately $14,000 due to our business expansion and an increase in entertainment expense of approximately $57,000 in order to strengthen our reputation.

●	Other general and administrative expense, which primarily consist of communication fees, office supplies, miscellaneous taxes, bank service charge, depreciation, and NASDAQ listing fee. For the three months ended September 30, 2017, other general and administrative expense increased by $27,682, or 208.3%, as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, other general and administrative expense increased by $61,925, or 12.8% %, as compared to the nine months ended September 30, 2016. The increase was mainly attributable to a decrease in depreciation of approximately $276,000, offset by an increase in other miscellaneous items of approximately $338,000. During the three and nine months ended September 30, 2016, our 13 upgraded and renovated fishing vessels were temporarily idle. We recorded the related depreciation for these 13 fishing vessels as operating expenses rather than as cost of revenue. Therefore, the depreciation for operating expenses for the three and nine months ended September 30, 2017 decreased as compared to the corresponding periods in 2016.

Grant Income

The grant income mainly consist of an incentive granted by the Chinese government to encourage the development of ocean fishing industry in order to satisfy the demand of natural seafood in China and other small miscellaneous grant income from Chinese government. For the three months ended September 30, 2017, grant income increased by $9,274,101, or 100% as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, grant income increased by $21,870,227, or 14,246% as compared to the nine months ended September 30, 2016. The increase was mainly because the grant income for reimbursement of our fuel expenditure related to 2015 was received in early 2017, rather than in 2016 due to the delay in government approval process.

Loss (gain) on fixed assets disposal

Loss (gain) on fixed assets disposal represents the gain or loss on the disposal of vehicles we recorded as it incurred. The loss on fixed assets disposal was $190,162 and $187,709 for the three and nine months ended September 30, 2017, respectively.

Income (Loss) from operations

As a result of the factors described above, for the three months ended September 30, 2017, income from operations amounted to $6,606,124, as compared to loss from operations of $13,067,372 for the three months ended September 30, 2016, a change of $19,673,496, or 150.6%. For the nine months ended September 30, 2017, income from operations amounted to $27,626,177, as compared to loss from operations of $22,059,840 for the nine months ended September 30, 2016, a change of $49,686,017, or 225.2%.

Other income (expense)

Other income (expense) mainly include interest income from bank deposits, interest expense generated from short-term and long-term bank borrowings, foreign currency transaction gain, and loss on equity method investment.

For the three months ended September 30, 2017, other expense, net, amounted to $77,006 as compared to other expense, net, of $831,207 for the three months ended September 30, 2016, a decrease of $754,201, or 90.7%, which was primarily attributable to an increase in foreign currency transaction gain of approximately $483,000, an increase in gain from cost method investment of approximately $318,000, and a decrease in interest expenses of approximately $248,000 mainly due to the decrease in our interest bearing bank loans , offset by an increase in loss on equity method investment of approximately $315,000.

For the nine months ended September 30, 2017, other expense, net, amounted to $443,721 as compared to other expense, net, of $1,841,889 for the nine months ended September 30, 2016, a decrease of $1,398,168, or 75.9%, which was primarily attributable to an increase in foreign currency transaction gain of approximately $1,484,000, offset by an increase in interest expense of approximately $185,000 and a decrease in gain from cost method investment of approximately $61,000.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the three and nine months ended September 30, 2017 and 2016. For the three and nine months ended September 30, 2016, income taxes expense was $0 and $993, respectively, which was generated by Fujian Heyue’s taxable income from fish reselling activities. Since February 2015, we have temporarily ceased fishing operations in Indonesian waters due to the Indonesian government’s moratorium described in elsewhere in this report. In order to satisfy our customers’ demand, Fujian Heyue purchased fish from a third party and resold it to our customers. We are required to pay income taxes for our fish reselling operations.

Net income (loss)

As a result of the factors described above, our net income was $6,529,118 for the three months ended September 30, 2017, as compared with net loss of $13,898,579 for the three months ended September 30, 2016, a change of $20,427,697 or 147.0%. Our net income was $27,182,456 for the nine months ended September 30, 2017, as compared with net loss of $23,902,722 for the nine months ended September 30, 2016, a change of $51,085,178 or 213.7%.

Net income (loss) attributable to owners of the Company

The net income attributable to owners of the Company was $5,952,924, or $0.08 per ordinary share (basic and diluted) for the three months ended September 30, 2017, as compared with net loss attributable to owners of the Company of $12,823,402, or $(0.16) per ordinary share (basic and diluted) for the three months ended September 30, 2016, a change of $18,776,326 or 146.4%.

The net income attributable to owners of the Company was $24,830,489, or $0.31 per ordinary share (basic and diluted) for the nine months ended September 30, 2017, as compared with net loss attributable to owners of the Company of $22,152,230, or $(0.28) per ordinary share (basic and diluted) for the nine months ended September 30, 2016, a change of $46,982,719 or 212.1%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries which are incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries which are incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and comprehensive income (loss). As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $2,138,127 for the three months ended September 30, 2017, as compared to foreign currency translation loss of $459,166 for the three months ended September 30, 2016. We reported a foreign currency translation gain of $4,821,019 for the nine months ended September 30, 2017, as compared to foreign currency translation loss of $3,831,852 for the nine months ended September 30, 2016. This non-cash loss had the effect of increasing/decreasing our reported comprehensive loss/gain and this non-cash gain had the effect of decreasing/increasing our reported comprehensive loss/gain.

Comprehensive income (loss)

As a result of our foreign currency translation adjustment, we had comprehensive income for the three months ended September 30, 2017 of $8,667,245, compared to comprehensive loss of $14,357,745 for the three months ended September 30, 2016. We had comprehensive gain for the nine months ended September 30, 2017 of $32,003,475, compared to comprehensive loss of $27,734,574 for the nine months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government grants as the government incentive for encouraging development of ocean fishing industry. At September 30, 2017 and December 31, 2016, we had cash balances of approximately $22,252,000 and $820,000, respectively. The significant portion of these funds are located in financial institutions located in the PRC and will continue to be indefinitely reinvested in our operations in the PRC.

The following table sets forth a summary of changes in our working capital from December 31, 2016 to September 30, 2017:

			December 31, 2016 to September 30, 2017
	September 30, 2017	December 31, 2016	Change	Percentage Change
Working capital:
Total current assets	$35,094,565	$60,841,361	$(25,746,796)	(42.3)%
Total current liabilities	58,640,693	64,920,719	(6,280,026)	(9.7)%
Working capital:	$(23,546,128)	$(4,079,358)	$(19,466,770)	(477.2)%

Our working capital deficit increased $19,466,770 to working capital deficit of $23,546,128 at September 30, 2017 from working capital deficit of $4,079,358 at December 31, 2016. This increase in working capital deficit is primarily attributable to a decrease in inventories, net of reserve for inventories of approximately $5,810,000, a decrease in restricted cash of approximately $592,000, a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $5,787,000 due to the recovery of accounts receivable, a decrease in advances to suppliers of approximately $3,030,000, a significant decrease in other receivables of approximately $31,565,000 since we received the refund of prepayment made for fish goods of approximately $30 million from a third party in January and February 2017 (see note 5), a decrease in other receivable-related party of approximately $640,000, an increase in accounts payable of approximately $5,955,000, an increase in accounts payable – related parties of approximately $2,189,000, an increase in accrued liabilities and other payables of approximately $1,074,000, and an increase in due to related parties of approximately $2,997,000, offset by a significant increase in cash of approximately $21,432,000, an increase in prepaid expenses – related party of approximately $255,000, a decrease in short-term bank loans of approximately $4,954,000 a decrease in Long-term bank loans - current portion of approximately $5,215,000 and a decrease in accrued liabilities and other payables – related party of approximately $8,327,000.

Because the exchange rate conversion is different for consolidated balance sheets and consolidated statements of cash flows, the changes in assets and liabilities reflected on consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on consolidated balance sheets.

Cash flows for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

The following summarizes the key components of our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$76,346,471	$3,034,888
Net cash used in investing activities	(42,645,156)	(30,088,716)
Net cash (used in) provided by financing activities	(13,194,291)	16,457,128
Effect of exchange rate on cash	924,482	(284,053)
Net increase (decrease) in cash	$21,431,506	$(10,880,753)

Net cash flow provided by operating activities was $76,346,471 for the nine months ended September 30, 2017 as compared to $3,034,888 for the nine months ended September 30, 2016, an increase of $73,311,583.

●

Net cash flow provided by operating activities for the nine months ended September 30, 2017 primarily reflected our net income of approximately $27,182,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $6,454,000, increase in allowance for doubtful accounts of approximately $221,000, increase in reserve for inventories of approximately $2,640,000, loss on disposal of fixed assets of approximately $194,000 and loss on equity method investment of approximately $28,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $5,929,000 was mainly due to the recovery of outstanding accounts, a decrease in inventories of approximately $3,422,000 was mainly due to a decrease in harvest volumes as the second and third quarters is the off season for fishing industry, a decrease in advances to suppliers of approximately $3,133,000 because we have received a partial of fishing nets and other on-board consumables which we paid in advance to suppliers in 2016, a significant decrease in other receivables of approximately $32,218,000 mainly due to the refund of prepayment made for fish goods of approximately $30 million received from a third party in January and February 2017 (see note 5), a decrease in other receivables – related party of approximately $1,181,000, an increase in accounts payable – related parties of approximately $2,024,000 due to an increase in fuel demand as a result of the growth in our production, and an increase in accrued liabilities and other payables of approximately $855,000, offset by an increase in in prepaid expenses – related party of approximately $225,000, and a significant decrease in accrued liabilities and other payables – related party of approximately $9,887,000 due to repayments made to our related party.

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

Net cash flow used in investing activities was $42,645,156 for the nine months ended September 30, 2017 as compared to $30,088,716 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we made payments for purchase of property, plant and equipment of approximately $45,293,000, and made payments for equity method investment of approximately $294, 000, offset by proceeds received from government grants for fishing vessel construction of approximately $2,942,000. During the nine months ended September 30, 2016, we made payments for purchase of property, plant and equipment of approximately $959,000, and made prepayments for long-term assets of approximately $44,329,000, offset by proceeds received from transferring equity method investment share of approximately $15,199,000.

Net cash flow used by financing activities was $13,194,291 for the nine months ended September 30, 2017 as compared to net cash flow provided by financing activities of $16,457,128 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we received proceeds from short-term bank loans of approximately $12,913, 000, and received advances from related parties of approximately $2,982,000, and the payments received to decrease restricted cash of approximately $706, 000, offset by the repayments of short-term bank loans of approximately $18,701,000, the repayments of long-term bank loans of approximately $8,723,000, and dividend payments of approximately $2,372,000. During the nine months ended September 30, 2016, we received proceeds from short-term bank loans of approximately $19,000,000, proceeds from long-term bank loans of approximately $19,000,000, and advances from related parties of approximately $3,754,000, offset by repayments of short-term bank loans of approximately $14,169,000, repayments of long-term bank loans of approximately $6,217,000, increase in restricted cash of approximately $2,538,000, and payments made for dividend of approximately $2,372,000.

We have historically funded our capital expenditures through cash flow provided by operations, bank loans and related parties’ advances. As of September 30, 2017, we have contractual commitments of RMB 31.5 million (approximately $4,739,000) related to 2 fishing vessels construction commitment. We intend to fund the costs with cash flow from our operations and by obtaining financing mainly from local banking institutions with which we have done business in the past. We believe that the relationships with local banks are in good standing and we have not encountered difficulties in obtaining needed borrowings from local banks. Considering our available cash together with our cash inflow from gradually recovering operations and financing, we believe that it is not likely that we will not meet our anticipated cash requirements for the next twelve months.

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

The following tables summarize our contractual obligations as of September 30, 2017 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$10	$10	$-	$-	$-
Related party rental and related administrative service charge obligation	115	115	-	-	-
2 fishing vessels construction obligation	4,739	4,739	-	-	-
Short-term bank loans (1)	16,600	16,600	-	-	-
Long-term bank loans	31,973	12,084	11,904	3,917	4,068
Total	$53,437	$33,548	$11,904	$3,917	$4,068

(1)	Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

Off-balance sheet arrangements

None.

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, ’‘Revenue from Contracts with Customers (Topic 606).’’ This guidance supersedes current guidance on revenue recognition in Topic 605, ’‘Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company will apply the new revenue standard beginning January 1, 2018, and will not early adopt. The Company has analyzed the Company’s revenue from contracts with customers in accordance with the new revenue standard to determine the impact on the Company’s consolidated financial statements. Based on the preliminary assessment, the Company determined that there would be no material impact on its financial statements upon adopting the new revenue standard, but will increase the disclosure requirements about the Company’s revenue recognition and related information. The Company plans to continue the evaluation, analysis, and documentation of its adoption of ASU 2014-09 (including those subsequently issued updates that clarify ASU 2014-09’s provisions) throughout 2017 as the Company works towards the implementation and finalizes its determination of the impact that the adoption will have on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity price risk

Oil cost accounts for approximately 25.5% and 61.5% of our total cost of revenue for the three and nine months ended September 30, 2017. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at September 30, 2017 and did not employ any commodity price derivatives in the nine months ended September 30, 2017.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $320,000 for the nine months ended September 30, 2017 based on our revenue, costs and expenses, and assets and liabilities denominated in RMB as of September 30, 2016. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $48.6 million at September 30, 2017. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our earnings and cash flows by approximately $19,000. The potential change in cash flows and earnings is calculated based on the change in the net interest expense over a one year period due to an immediate 100 basis point change in interest rates.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended September 30, 2017, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of September 30, 2017 due to the material weakness we reported in our 2016 10-K which has not yet been remediated. In our 2016 10-K we reported that we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements.

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: November 8, 2017	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman and Chief Executive Officer

Date: November 8, 2017	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer

