Form 10-K
period 2017-12-31
Pingtan Marine Enterprise Ltd.
filed 2018-03-14
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $136.5 million on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s ordinary shares outstanding as of March 14, 2018 was 79,055,053.

2017 ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievement to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

●	anticipated growth and growth strategies;

●	need for additional capital

●	conducting fishing operations and locating or re-locating vessels, in foreign waters and related license requirements;

●	actions taken by government regulators, such as the Indonesian moratorium, or reports or allegations of illegal activity by us, related parties or those with which we conduct business;

●	our ability to successfully manage relationships with customers, distributors and other important relationships;

●	technological changes;

●	competition;

●	demand for our products and services;

●	operational, mechanical, climatic or other unanticipated issues;

●	the deterioration of general economic conditions, whether internationally, nationally or in the local markets in which we operate;

●	legislative or regulatory changes that may adversely affect our business; and

●	other risks, including those described in the “Risk Factors” discussion of this annual report.

We undertake no obligation to update any such forward looking statement, except as required by law.

ii

PART I

ITEM 1. BUSINESS

Reference herein to the “Company,” “PME,” “we,” “our” or “us,” means Pingtan Marine Enterprise Ltd and includes its subsidiaries, unless the contest requires otherwise.

Our Business

We are a marine enterprise group primarily engaging in ocean fishing through our operating subsidiary, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd., or Pingtan Fishing, which is organized in the People’s Republic of China (“PRC”). We harvest a variety of fish species with many of our owned vessels or licensed vessels for which we have exclusive operating license rights. These vessels are located within the Indian Exclusive Economic Zone (“EEZ”), Indo-Pacific waters, the Arafura Sea of Indonesia and international waters of Atlantic and Pacific Oceans. We provide high quality seafood to a diverse group of customers including distributors, restaurant owners and exporters in the PRC.

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

Subsequent to our fleet expansions, in September 2013, the Bureau of Fisheries of the Ministry of Agriculture of the People’s Republic of China (“MOA”) issued a notification that it would suspend accepting shipbuilding applications for tuna harvesting vessels, squid harvesting vessels, Pacific saury harvesting vessels, trawlers operating on international waters, seine on international waters, and trawlers operating on the Arafura Sea, Indonesia. We believe the announcement is a positive indicator for long-term stability and balance in China’s fishing industry.

On December 4, 2013, in connection with the sale of China Dredging Group Co., Ltd (“CDGC” or “China Dredging”) to Fuzhou Honglong Ocean Fishery Co., Ltd (“Hong Long”), an affiliate company majority owned by a close family member of the Company’s CEO, we acquired 20-year operating license rights in connection with the lease of 20 fishing drifters for the appraised fair market value of approximately $216.1 million, whereby we are entitled to 100% of the operations and net profits (losses) from the vessels for the term of the lease.

In September 2014, we further expanded our fleet to 129 vessels with the addition of 3 newly-built light luring seine vessels. At full operation, each vessel is capable of harvesting 2,000 tons of fish.

In June 2015, we purchased 4 longline fishing vessels and 2 squid jigging vessels for the appraised fair market value of approximately $56.2 million from Hong Long and Fuzhou Yishun Deep-Sea Fishing Co., Ltd. (“Yishun”), which is an affiliate company majority owned by an immediate family member of the Company’s CEO. These vessels are primarily focused on catching tuna and squid.

In March 2017, we purchased from Hong Long 1 refrigerated transport vessel and 4 squid jigging vessels for the appraised fair market value of approximately $38.5 million. Of those vessels, 2 finished renovation in October 2017, the Company obtained the ownership certificates of those 2 vessels and deployed them to international waters. At present, the Company has not obtained the ownership of the remaining 3 vessels but is entitled to 100% of the operations and net profits (losses) from the vessels.

In October 2016, we deployed 13 vessels, which were granted fishing licenses by the Ministry of Agriculture and Fisheries of the Democratic Republic of Timor-Leste (“MAF”), to operate in the Indo-Pacific waters of the country. These fishing licenses were valid for one year. And the vessels were purchased from Hong Long in June 2013. In September 2017, we were informed that the fishing licenses of the 13 vessels were suspended and the vessels were docked in the port by the MAF. The MAF has alleged and is investigating whether false statements were made during the licensing process and the vessels were simultaneously registered in Indonesia. We dispute these allegations.

In December 2017, we deployed two squid jigging vessels to the international waters of the South-West Atlantic Ocean.

As of December 31, 2017, we own 91 trawlers, 15 drifters, 6 squid jigging vessels, 4 longline fishing vessels, 3 light luring seine vessels, 1 transport vessel and have exclusive operating license rights to 20 drifters. We are the second largest China-based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 12.6 years. All of our vessels are approved by the MOA and, to the extent required, licensed by foreign fishing territories where they operate, subject to any foreign government’s moratorium or any suspensions or revocations that apply to the vessels or local entities, as described below.

Among the 140 vessels, 12 are located in the Bay of Bengal in India; 11 are located in international waters (including 1 refrigerated transport vessel); and 13 are located in the Democratic Republic of Timor-Leste but are currently not operating as described above. The remaining 104 vessels are licensed by the MOA to operate in the Arafura Sea in Indonesia. The vessels in Indonesian waters, however, are not in operation because the licenses are currently inactive due to either the moratorium discussed below, the revocation of the fishery business license of the local entity through which the vessels operate, or, with respect to four vessels, the revocation of the local fishing licenses.

We catch nearly 50 different species of fish including ribbon fish, croaker fish, pomfret, Spanish mackerel, conger eel, and squid. All of our catch is shipped back to China. Our fishing vessels transport frozen catch to a cold storage warehouse nearby onshore fishing bases. We then arrange chartered transportation ships to deliver frozen stocks to cold storage warehouses located in one of China’s largest seafood trading centers, Mawei Seafood Market in Fujian Province.

We derive our revenue primarily from the sale of frozen seafood products. We sell our products directly to customers including distributors, restaurant owners and exporters. Most of our customers have long-term, cooperative relationships with us. Our existing customers also introduce new customers to us from time to time. In July 2017, we entered into an exclusive strategic cooperation agreement to sell our fish products directly to consumers online. Our operating results are subject to seasonal variations. Harvest volume is the highest in the fourth quarter of the year while harvest volumes in the second and third quarters are relatively low due to the spawn season of certain fish species, including ribbon fish, cuttlefish, pomfret, and squid. Based on past experiences, demand for seafood products is the highest from December to January, during Chinese New Year. We believe that our profitability and growth are dependent on the termination of the Indonesian moratorium discussed below or the redeployment of our vessels from Indonesian waters to other locations, our ability, and those with which we conduct business, to maintain effective licenses with local departments of fisheries, such as Indonesia and Timor-Leste, and our ability to expand our customer base.

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

Step three: Fishing Project Application

Each vessel is required to be licensed by the MOA and, to the extent required, the vessel may also be required to obtain a license from the local government where the vessel conducts fishing operations. For example, in order to conduct fishing operations in the Exclusive Economic Zone of other countries, foreign fishing vessels need to obtain the approval from each of the local Departments of Fisheries of those other countries. After obtaining all certificates in step two, we file applications to the relevant governmental authorities to obtain approvals for pelagic fishing projects in the specified fishing areas. Meanwhile, we start the application process for obtaining fishing permits from the relevant governmental authorities in the applicable fishing destination countries. In some countries, the Company may be required to obtain licenses through local entities, which are required to also possess a fishery business license. For example, in Indonesia, the Company conducts its fishing operations through PT. Avona Mina Lestari (“PT Avona”) and PT. Dwikarya Reksa Abadi (“PT Dwikarya”), which are locally-owned entities. Immediate family of Xinrong Zhuo, our Chairman and CEO, manage or have an ownership interest in PT. Avona and PT Dwikarya.

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

In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could combat illegal fishing and rectify ocean fishing order. In February 2015, we ceased all fishing operations in Indonesia. During the moratorium, we were informed that fishing licenses of four vessels operated through PT Avona, one of the local companies through which we conduct business in Indonesia, and the fishery business license of PT Dwikarya, the other local company through which we conduct business in Indonesia, were revoked. As a result and because license renewal was prohibited due to the general moratorium, all local fishing licenses of the Company’s vessels in Indonesia are presently inactive. The MMAF has not yet restored license issuing or renewal process for vessels built abroad. As the MMAF has not implemented new fishing policies and resumed the license renewal process, we do not know when exactly licensing and renewal will start. We have been paying close attention to any new trends in fishing policy and have been actively exploring new locations to deploy our vessels, such as EEZ of southeast countries. Since we derived a majority of our revenue from this area, this ban has caused a significant drop in our production.

In September 2017, we were informed that the fishing licenses of the 13 vessels operating in the Indo-Pacific water of Timor-Leste were suspended and the vessels were docked in the port by the MAF. The MAF has alleged and is investigating whether false statements were made during the licensing process and whether the vessels were simultaneously registered in Indonesia. We dispute these allegations.

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

Once the storage of a fishing vessel is at capacity, the catch would be shipped to our cold storage located in Mawei. The vessels return to the fishing base and transfer the catch to transportation vessels docked at the fishing base port. We have entered into a contract with PT. Avona, which operates a fishing base owned or managed by immediate family of Mr. Xinrong Zhuo, our founder and chairman, to obtain access to the base and secure certain services including custom declaration and fishing permits registrations. We also use the fishing base to repair our vessels, if necessary.

Transportation

Transportation vessels are responsible for the shipment of fishing supplies and fish between the fishing areas and China. Pingtan Fishing ships its goods by contracting with two affiliate marine transportation firms, four third party transportation firms and one transportation vessel owned by the Company. The transportation cycle typically takes no more than 30 days, depending mainly on the fishing seasons.

Seasonality

The peak season for the fishing industry in Indonesia is from October to January, which is when harvesting is most productive. During the low season, from May to July, there are fewer fish as they migrate to different areas. There is no off season for fishing in Pingtan Fishing’s dedicated fishing zone in Indonesia.

The peak season for the fishing industry in India and international waters is from August to May, which is when harvesting is most productive. During the low season, from September to July in next year, there are fewer fish as they migrate to different areas. There is no off season for fishing in Pingtan Fishing’s dedicated fishing zone in India and international waters.

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

We have secured several cold storages located in one of China’s largest seafood trading center, MaWei seafood market. The monthly rent for the cold storage is RMB70 (US$10) per square meter and the leases are renewable annually. The following table sets forth information regarding the cold storages we currently rent as of December 31, 2017:

	Storage Capacity	Monthly
Cold Storage	(sq. meters)	rent (US$)
#201	1,045	$10,834
#203	1,045	10,834
Total	2,090	$21,668

Sales, Marketing and Distribution

We market, sell and distribute products all over China, including the Fujian, Guangdong and Shandong provinces. Croaker fish, ribbon fish and squid were the main types of seafood sold for the year ended December 31, 2017, representing 81.0% of the sales.

We have established long-term relationships with a number of customers, who send purchasing representatives to our cold storage facilities to select goods to purchase. The customer indicates the type, size and quantity as well as price and delivery schedules before the fish is moved into our cold storage facilities. Handling and transportation fees are borne by the customer when the goods are delivered. The proportion of these sales depends on the season and the nature of the catch including species, size and quality. During 2017, we entered into an arrangement to sell our fish products directly to consumers online. Remaining products are sold out of cold storage within three months of landing.

As of December 31, 2017, we sold our fish to over 89 distributors and retailers by acting as a wholesaler. We serve a wide customer base and two customers accounted for more than 10% of our sales for the year ended December 31, 2017.

Vessels

As of December 31, 2017, we own 91 trawlers, 15 drifters, 6 squid jigging vessels, 4 longline fishing vessels, 3 light luring seine vessels, one transport vessel and have exclusive operating license rights to 20 drifters. We are the second largest China-based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 12.6 years.

Among the 140 vessels, 12 are located in the Bay of Bengal in India; 11 are located in international waters (including 1 refrigerated transport vessel); and 13 are located in the Democratic Republic of Timor-Leste but are currently suspended and not operating. The remaining 104 vessels are located in Indonesian waters and continue to be idle due to the moratorium discussed above.

Single trawling vessels drag pocket-shaped nets and therefore force the fish into the nets. The trawl net on a trawling vessel is drawn by a winch on the deck of the vessel. Fish are sorted and stored in the cold storage on board the vessel. Single trawling vessels can catch species living in the upper layer of water. It has the advantage of catching multiple species of fish, which leads to a varied catch. Single trawling vessels are the majority of fishing vessels we currently use. As of December 31, 2017, we own 91 trawling vessels. 12 of the trawling vessels are currently operating in Indian waters.

Drifter vessels, as known as drifter netter vessels, have a gill net that is tied to the drift netter floats with weights attached to the net to keep it vertical, so that fish crossing the path of a drift net gets caught in it. Operations are generally carried out at night and the position of gill nets can be adjusted according to the water depth in which the fish move at any time. Drifter netter vessels are mainly used to catch dispersed fish or fish swimming in the upper layer of water. We own 15 drifters and had operating license rights to 20 drifters as of December 31, 2017.

Squid jigging vessels have overhead lights which illuminate the water and attract squid, which then gather in the shaded area under the boat. The squid are caught using barbless lures on monofilament fishing lines which are jigged up and down in the water by machines. We own 6 squid jigging vessels as of December 31, 2017.

Longline fishing vessel is the type of vessel which uses a long line, called the main line, with baited hooks attached at intervals by means of branch lines called snoods (or ganglions). Hundreds or even thousands of baited hooks can hang from a single line to catch fish species. We own 4 longline fishing vessels as of December 31, 2017.

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

Based on the continuing moratorium in Indonesia, we have been seeking opportunities to deploy the vessels located in Indonesian waters to new fishing locations. In early 2017, we submitted to the MOA an application for the deployment of 27 fishing vessels to international waters to conduct fishing operations. We are still waiting for the final documented approval, which we believe we will receive in the near future. Besides international waters, we are also exploring other business opportunities.

Competition

We engage in the fishing business in the Indian Exclusive Economic Zone, Indo-Pacific waters, the Arafura Sea of Indonesia and international waters of Atlantic and Pacific Oceans. We believe that competition within our dedicated fishing areas is not significant, as we believe the region is not currently overfished.

Competition in the consumer market in China is high as fish compete with other sources of protein. We compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. Our catch appeals to a wide segment of consumers because of the low-price points of our products. We have generally been able to sell our catch at market prices.

Employees

As of December 31, 2017, we had 480 employees. The following table sets forth the number of employees by function as of December 31, 2017:

	Number of Employees	% of Total
Management and administrative staff	61	12.7%
Crew members	419	87.3%
Total	480	100.0%

In 2017, we engaged with three third party labor companies, Dalian Longsheng Maritime service co. Ltd., Globalmaritime Crew INC and Shunxin International Shipping Ltd., to provide crew members service, we pay the hiring costs based on the actual fees incurred on monthly basis. Welfare and benefit payments for such personnel are covered by the company supplying the crew members.

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

On June 19, 2013, the Company entered into a master agreement (“Master Agreement”) with a related party, Hong Long, to acquire 46 fishing vessels with total consideration of $410.1 million. The major shareholder of Hong Long is Fujian Yihai Investment Co., Ltd., which is controlled by Longjie Zhuo, Xinrong Zhuo’s brother. Xinrong Zhuo currently holds about 56.3% of PME. On September 1, 2013, the Company further entered into a Memorandum with Hong Long to clarify the procedure of delivery of such 46 vessels to Pingtan Fishing. Due to additional time required prepare the vessels for operations, the parties agreed under the Memorandum to deliver the vessels for operation on September 1, 2013. Since June 2013, the Company has had full ownership of the vessels and the full right to operate the vessels and is in the process of registering the vessels under the name of the Company’s PRC operating company. Currently, 31 of the 46 vessels are formally registered to the Company. The vessels are in the process of being registered under the name of the Company’s PRC operating company and it will obtain the entire title registration document for the vessels, as required by Chinese laws and regulations according to the terms of the Master Agreement.

In order to place increased focus on fishing business and pursue more effective growth opportunities, we decided to exit and sell the specialized dredging services operated by China Dredging, and we completed the sale of CDGC and its subsidiaries on December 4, 2013.

On February 9, 2015, we terminated our existing VIE agreements, pursuant to an Agreement of Termination dated February 9, 2015, entered into by and among Ms. Honghong Zhuo, Mr. Zhiyan Lin (each a shareholder of Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd (“Pingtan Fishing”), together the “Pingtan Fishing’s Shareholders”), Pingtan Fishing and Pingtan Guansheng Ocean Fishing Co., Ltd. (“Pingtan Guansheng”). On February 9, 2015, the Pingtan Fishing’s Shareholders transferred 100% of their equity interest in Pingtan Fishing to Fujian Heyue Marine Fishing Development Co., Ltd. (“Fujian Heyue”), pursuant to an Equity Transfer Agreement dated February 9, 2015, entered into by and among the Pingtan Fishing’s Shareholders, Pingtan Fishing and Fujian Heyue. On February 15, 2015, China Agriculture Industry Development Fund Co., Ltd. (“China Agriculture”) invested RMB 400 million (approximately $65 million) into Pingtan Fishing for an 8% equity interest in Pingtan Fishing. After the restructuring transactions described above, Pingtan Fishing and its entities became the 92% equity-owned subsidiaries of our company and our VIE structure was terminated.

The following diagram illustrates our corporate structure as of December 31, 2017:

Available Information

Our website address is www.ptmarine.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (“SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at ir.ptmarine.com when such reports are available on the SEC’s website. We use our ir.ptmarine.com website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor such portions of ir.ptmarine.com, in addition to following SEC filings and public conference calls and webcasts.

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

ITEM 1A. RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in our 2017 Annual Report. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Risks Relating to Our Business

The Indonesian government’s moratorium on fishing license renewals in 2014 has had and will continue to have a significant negative impact on our results of operations and financial condition.

In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s MMAF could combat illegal fishing and rectify ocean fishing order. In February 2015, we ceased all fishing operations in Indonesia. During the moratorium, we were informed that fishing licenses of four vessels operated through PT. Avona, one of the local companies through which we conduct business in Indonesia, and the fishery business license of PT. Dwikarya, the other local company through which PME conducts business in Indonesia, were revoked. As a result and because license renewal was prohibited due to the general moratorium, all local fishing licenses of the Company’s vessels in Indonesia are presently inactive. The MMAF has not yet restored license issuing or renewal process for vessels built abroad. As the MMAF has not implemented new fishing policies and resumed the license renewal process, we do not know when exactly licensing and renewal will start. We have been paying close attention to any new trends in fishing policy and have been actively exploring new locations to deploy our vessels, such as EEZ of southeast countries. Since we derived a majority of our revenue from this area, this ban has caused a significant drop in our production.

There are risks associated with conducting fishing operations and locating our vessels in foreign waters. Actions taken by government regulators or reports or allegations of illegal activity by us, related parties or those with which we conduct business could have a material adverse effect on our business and results of operations.

A substantial majority of our fishing vessels are currently in the Arafura Sea of Indonesia and East Timor. In order to conduct our fishing operations in Indonesian waters, we currently depend on two local entities, which are also related party entities of the Company.  In furtherance to the moratorium implemented by the MMAF in December 2014, the MMAF has investigated local ports and foreign vessels to identify non-compliance with Indonesian fishing laws. Actions taken by the MMAF may include fines, imprisonment, confiscating and destruction of vessels and, in some cases, sinking of vessels. Regulators may also suspend or revoke fishing licenses of vessels or ports and detain non-compliant vessels.  Actions taken by the MMAF with respect to our vessels and the ports through which we conduct fishing in Indonesia may affect our operations.  During the moratorium, we were informed that the MMAF, alleging illegal activities, revoked local fishing licenses of four vessels operated through one of our local related companies, PT. Avona, and that the fishery business license of the other local related company, PT. Dwikarya, was revoked. PT Dwikarya has contested the license revocation. As a result of the moratorium and actions taken by the MMAF, the Company’s vessels located in Indonesia currently do not have active local fishing licenses as they were either revoked or have lapsed, since the moratorium prevented renewing of fishing licenses. Furthermore, due to the general fishing moratorium in Indonesia, no local port is currently permitted to obtain licenses for foreign fishing vessels. The Company has not directly contracted with any other locally-licensed entities to conduct operations in Indonesia since the commencement of the moratorium. The MMAF has also coordinated with regulators in East-Timor, which resulted in East-Timor suspending the licenses on, and detaining, 15 vessels alleging that vessels are registered in both East Timor and Indonesia. Registration in more than one country is prohibited. The detainment of the vessels will have a material adverse effect on our operations.

There have also been media reports alleging that our vessels, the ports we use to conduct our fishing operations and related parties have engaged in illegal activities. Allegations of illegal activity by and actions taken by government regulators against our vessels, related parties and companies with which we conduct business may harm our business reputation, materially and adversely affect our results of operations and cause a decrease in our stock price.  If the local ports and entities through which we conduct our fishing operations are unable to renew or obtain new business licenses, or we are unable to enter into arrangements with other ports and entities for our fishing operations or our fishing vessels are unable to renew or obtain new local licenses, our business and results of operations may be materially and adversely affected.  Relocating our vessels to other fishing territories would involve considerable cost. Furthermore, our business and results of operations may be materially adversely affected if we cannot quickly and efficiently re-locate our vessels or if our vessels are unable to catch and produce as much product prior to relocating. Regulations, actions, and activities taken by government regulators may, directly or indirectly, require us to modify our operations and business strategy, which we may be unable to do in a cost-effective manner, and may result in the suspension or even loss of our licenses or authorizations to operate, detaining of our vessels, or the assessment of penalties or fines, which could have a material adverse effect on business and our results of operations.

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

Fishing is a highly regulated industry. Our operations require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. For example, commercial fishing operations are subject to government license requirements that permit them to make their catch. In Indonesia, the Company conducts its fishing operations through PT. Avona and PT. Dwikarya, which are locally-owned entities and which are required to possess fishery business licenses. During the Indonesian moratorium, the Company was informed that the fishery business license of PT. Dwikarya was revoked. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or a loss or denial of extensions, to any of these licenses or permits could hamper our ability to produce revenues from fishing operations. We operate 20 of our fishing vessels under 20-year exclusive operating license rights from our related party, Hong Long. The fishing licenses for such 20 leased fishing vessels are held in the name of Hong Long and are therefore renewed by Hong Long. If Hong Long for any reason fails to renew such licenses, it may have a negative impact on our business.

We are dependent on affiliates and third parties for our operations.

A large portion of our transportation operations are conducted by two of our related parties, Hong Long Ocean Fishing Co., Ltd and Hong Fa Shipping Limited. If for any reason these two companies became unable or unwilling to continue to provide services to us, this would likely lead to a temporary interruption in transportation at least until we found another entity that could provide these services. Failure to find a suitable replacement, even on a temporary basis, may have an adverse effect on our results of operations.

Prior to the moratorium, a large portion of our operations were conducted from bases owned by our related parties PT. Avona and PT. Dwykarya. We contract with PT. Avon and PT. Dwykarya for the right to use their respective bases. PT. Avona and PT. Dwikarya also handle certain agency services, including customs applications and fees for Merchant Supreme. If for any reason PT Avona or PT. Dwykarya became unable or unwilling to continue to provide their services to us, this would likely lead to a temporary interruption in our operations, at least until we found another entity that could provide these services. Failure to find a suitable replacement for PT. Avona or PT. Dwykarya, even on a temporary basis, may have an adverse effect on our results of operations.

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

The key personnel of our fishing business are Mr. Dong Wang, general coordinator of the shipping department, Mr. Qing Lin, assistant of the chairman of the board of directors, Mr. Longhao Zhuo, chief supervisor of the sales department and an immediate family member of our Chairman and Chief Executive Officer, who is mainly responsible for wholesale and fresh sea food retail business. Mr. Lin assists the Chairman in dealing with daily operating matters, such as developing business plans and managing and supervising related projects.

Our success depends on the ability of our management and employees to interpret and respond to economic, market and environmental conditions in its operating areas correctly. Further, our key personnel may not continue their association or employment, which and replacement personnel with comparable skills may not be available, which may adversely affect our business.

Our insurance coverage may be inadequate to cover losses that we may incur or to fully replace a significant loss of assets.

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

Our fishing expeditions have been based out of the Arafura Sea, Indonesia, and Merchant Supreme has cold storages located in MaWei in the Fujian province on the southeast coast of China. In 2004, an undersea earthquake occurred off the west coast of Sumatra Indonesia. This earthquake triggered a series of devastating tsunamis along the costs of most landmasses boarding the Indian Ocean. More than 225,000 people in 11 countries were killed, and coastal communities were inundated with waves up to 100 feet. Due to the location of our business, it may be at risk of experiencing another tsunami, earthquake or other adverse weather or oceanic conditions. This may result in the breakdown of facilities, such as its cold storage facilities, which could lead to deterioration of products with the potential for spoilage. This could also adversely affect the ability to fulfill sales orders and, accordingly, adversely affect profitability. Adverse weather conditions affecting the fishing grounds where our fishing vessels operate, such as storms, cyclones and typhoons, or cataclysmic events such as tsunamis, may also decrease the volume of fish catches or hamper fishing operations. Our operations may also be adversely affected by major climatic disruptions such as El Nino which in the past has caused significant decreases in seafood catches worldwide.

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

We have entered into certain pledge agreements pledging 36 fishing vessels as collateral to secure loans to Hong Long, a related party. The pledge has no beneficial purpose for us and we could lose our fishing vessels if Hong Long were to default on the loans, which could be detrimental for our operations.

In December 2015, we entered into a pledge contract with The Export Import Bank of China pursuant to which we pledged 12 fishing vessels with carrying amounts of approximately $8,500,000, as collateral to secure Hong Long’s $5,400,000 in long-term loans from the financial institution, which are due on November 21, 2021. In December 2017, we entered into another pledge contract with the Fujian Haixia Bank pursuant to which we pledged 24 fishing vessels with carrying amounts of approximately $5,300,000, as collateral to secure Hong Long’s $13,400,000 in long-term loans from the financial institution, which are due on December 21, 2018.

On November 21, 2017, we entered into a pledge contract with The Rural Commercial Bank pursuant to which we pledged 7 fishing vessels with carrying amounts of approximately $10,956,000, as collateral to secure Haifeng Dafu’s $5,400,000 in short-term loans from the financial institution, which are due on November 21, 2018.

Consequently, if Hong Long or Haifeng Dafu was to default on the loans and we would lose the vessels, it could be detrimental for our operations. As of March 14, 2018, no accrual is established because we have assessed our risk of loss on the default on the loans to be remote.

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

The economy of the PRC differs from the economies of most developed countries in a number of respects, including the degree of government involvement, control of capital investment, and the overall level of development. Before its adoption of reform and open up policies in 1978, China was primarily a planned economy. In recent years, the PRC government has been reforming the PRC economic system and the government structure. These reforms have resulted in significant economic growth and social progress. Economic reform measures, however, may be adjusted, modified or applied inconsistently from industry to industry or across different regions of the country. As a result, we may not continue to benefit from all, or any, of these measures. In addition, it cannot be predicted whether changes in the PRC’s political, economic and social conditions, laws, regulations and policies will have any adverse effect on our business, financial condition and results of operations.

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

The application of the M&A Regulations remains unclear as of the date of this 10-K submission, with no consensus among leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. Pingtan Fishing’s PRC legal counsel advised, based on its understanding of then-current PRC laws, regulations and rules, that the M&A Regulations were not applicable to the consummation of the acquisition pursuant to the Pingtan Fishing share purchase agreement and the reorganization plan carried out by Pingtan Fishing because Merchant Supreme’s founder and controlling shareholder, Mr. Xinrong Zhuo, is not a mainland PRC natural person. However, the relevant PRC government authorities, including MOFCOM and the CSRC, may reach a different conclusion. If it is decided that the prior approval from MOFCOM or the CSRC was required, we may face sanctions by MOFCOM, the CSRC or other PRC regulatory agencies. Consequently, it is possible that MOFCOM, the CSRC or other PRC regulatory agencies may impose fines and penalties on our operations in the PRC, limit such operations, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects.

The Circular of Security Review and the Regulations of Security Review provide that any foreign investor should file an application with MOFCOM for the merger and acquisition of domestic enterprises in sensitive sectors or industries. Further, MOFCOM has, for its inner review process, stipulated a range of the business operation items which are required to be reviewed. With reference to such business items, Pingtan Fishing believes that the Regulations of Security Review do not apply to the business operations of Pingtan Fishing. However, the relevant PRC regulatory authorities may have a different view or interpretation in this regard when implementing the Regulations of Security Review. If it is decided that the acquisition pursuant to the Pingtan Fishing share purchase agreement may materially affect the state security of the PRC, we may be ordered to restore the shareholding structure to the status before the consummation of the said acquisition, which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects.

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

The statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenue, operating expenses and net income for our operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our operations. We are exposed, to foreign exchange rate fluctuations in converting the financial statements of foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, if we have, assets or liabilities that are denominated in currencies other than the relevant entity’s functional currency, changes in the functional currency value of these assets and liabilities would create fluctuations that lead to a transaction gain or loss. Although our major operations are conducted overseas, our sales are conducted in the PRC and in RMB, which is our functional currency. The average exchange rate used in translating the results of operations and cash flows for the years ended December 31, 2017 and 2016 from RMB to U.S. dollars was 6.7518 and 6.6423, respectively, which represented a 1.65% appreciation from 2016 to 2017 in the value of the RMB against the U.S. dollar. The average exchange rate used in translating the results of operations and cash flows for the years ended December 31, 2016 and 2015 from RMB to U.S. dollars was 6.6423 and 6.2175, respectively, which represented a 6.83% appreciation from 2015 to 2016 in the value of the RMB against the U.S. dollar. We have not entered into agreements or purchased instruments to hedge exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge its exchange rate risks.

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

Due to the defect in the state-owned equity interest transfer in Pingtan Fishing’s past, it, and we, may be subject to a determination of invalidity of such equity interest transfer and may be liable for the applicable administrative liability.

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

Pingtan Fishing has neither entered into employment contracts with some of its employees nor bought the required social insurance for some of its employees and we may be imposed fines by the relevant authority.

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

Pingtan Fishing has not entered into employment agreements with some of its employees, basically the root-level employees, none of whom has endowment insurance, basic medical insurance, insurance against injury at work, maternity insurance and unemployment insurance. Due to this lack of insurance, we may be subject to overdue payment and fines and in turn our financial condition and results of operations may be adversely affected. We are actively endeavoring to enter into the employment contracts with these employees, purchase the social insurance for these employees and taking other remedial action. However, such actions may not be completed on a timely basis, or at all, and may not avoid fines or other penalties. As of December 31, 2017, there had been no fines nor penalties requested by the social insurance authority. Per our estimation, $3,364,255 social insurance has been accrued as of December 31, 2017.

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

Under the Administrative Regulation on Housing Provident Fund, an employer must make a housing fund payment, deposit registration upon its establishment and pay the housing fund for and on behalf of its employees at a percentage between 5% and 12% of the respective employee’s monthly average wage of the preceding year. If an employer fails to make the housing fund payment and deposit registration, the housing fund administration authority may order it to complete the registration within a time limit or be assessed a fine of RMB10,000 to RMB50,000. Where an employer is overdue in the payment and deposit of, or underpays, the housing provident fund for and on behalf of its employees, it may be ordered by the housing fund administration authority to deposit the fund within a prescribed time limit, as well as to pay a late payment fee of 0.3% per day of such amount from the due date. Due to inconsistent implementation and interpretation by local authorities in the PRC and different levels of acceptance of the social security system by employees, Pingtan Fishing has not made sufficient housing fund payment and deposit registration or paid the housing fund for and on behalf of its employees. In the future, we may be required to make housing fund payments, for both late fees and fines for non-compliance. For 2017, the amount of housing fund payment is estimated to be $33,000.

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

Our controlling shareholder and Chairman and CEO, Mr. Xinrong Zhuo, owns approximately 56.3% of our issued and outstanding shares. He would control matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions, and he may not act in the best interests of minority shareholders. This concentration of ownership may also discourage, delay or prevent a change in control of us, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our Company. These actions may be taken even if they are opposed by our other shareholders.

Our auditor, like other independent registered public accounting firms operating in China, is registered with the U.S. Public Company Accounting Oversight Board, or the PCAOB, but has not yet been inspected, and as such, investors currently do not have the benefit of PCAOB oversight.

Auditors of companies that are registered with the SEC and traded publicly in the United States, including our independent registered public accounting firm, must be registered with the PCAOB and are required by U.S. law to undergo regular inspections by the PCAOB to assess their compliance with U.S. law and professional standards in connection with their audits of public company financial statements filed with the SEC. Because our auditor, BDO China Shu Lun Pan Certified Public Accountants LLP, is located in China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, the audit work and practices of its auditor, like other registered audit firms operating in China, is currently not inspected by the PCAOB. The inability of the PCAOB to conduct inspections of auditors in China also makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. As a result, investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

If we do not appropriately maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we may be unable to accurately report our financial results and the market price of our stock may be adversely affected.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required under Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting. In addition, an independent registered public accounting firm must attest to and report on the effectiveness of the company’s internal control over financial reporting. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2017. See “Item 9A. Controls and Procedures.”

However, if we fail to maintain effective internal control over financial reporting in the future, our management and our independent registered public accounting firm may not be able to conclude that we have effective internal control over financial reporting at a reasonable assurance level. This could in turn result in the loss of investor confidence in the reliability of our financial statements and negatively impact the trading price of our stock. Furthermore, we have incurred and may need to incur additional costs and use additional management and other resources in an effort to comply with Section 404 of the Sarbanes-Oxley Act and other requirements going forward.

Shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the United States federal courts may be limited because we are incorporated under Cayman Islands law, we conduct substantially all of our operations in China and all of our directors and officers reside outside the United States.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 18-19/F, Zhongshan Building A, No. 154 Hudong Road, Fuzhou, PRC. On July 31, 2012, we entered into an office lease agreement with Ping Lin, the wife of Xinrong Zhuo, the Company’s Chairman and Chief Executive Officer, for approximately 100 square meters of space. Annual lease payments were approximately US$12,400 in 2017.

On January 1, 2015, we entered into a service agreement with Hai Yi Shipping Limited, an affiliate company domiciled in Hong Kong, that provided the Company the use of premises of approximately 194 square meters located at Suites 5201-6, 52/F, The Center, 99 Queen’s Road Central, Central, Hong Kong as office, and clerical and administrative support and consultation services. We incurred and paid approximately US$459,000 in 2017.

We have secured several cold storages located in one of China’s largest seafood trading center, MaWei seafood market. The monthly rent for the cold storage is RMB70 (US$10) per square meter and the leases are renewable annually. The following table sets forth information regarding the cold storages we currently rent as of December 31, 2017:

	Storage Capacity	Monthly rent
Cold Storage	(sq. meters)	(US$)
#201	1,045	$10,834
#203	1,045	10,834
Total	2,090	$21,668

We believe that our current offices and facilities are adequate to meet our needs, and that additional facilities will be available for lease, if necessary, to meet our future needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Currently, except as described below, we are not a party to any other litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

A purported securities class action complaint, Zheng v. Pingtan Marine Enterprise Ltd., Xinrong Zhuo and Roy Yu

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares are listed on the NASDAQ Capital Market under the symbol “PME.”

The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for ordinary shares as reported by the NASDAQ Capital Market in US dollars.

	Ordinary Shares
	High	Low
2017
First Quarter	$5.18	$1.64
Second Quarter	$5.08	$2.31
Third Quarter	$4.50	$1.99
Fourth Quarter	$3.49	$2.58
2016
First Quarter	$1.56	$1.13
Second Quarter	$1.49	$1.12
Third Quarter	$2.33	$1.00
Fourth Quarter	$1.76	$0.84

Holders of Record

On March 13, 2018, the closing sale price of our shares of ordinary shares was US$3.19 per share and there were 79,055,053 ordinary shares. On that date, our ordinary shares were held by approximately 200 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

For each quarter during 2017 and 2016, we declared and paid cash dividends of US$0.01 per common share outstanding. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. We can pay dividends only out of our profits or other distributable reserves and dividends or distribution will only be paid or made if we are able to pay our debts as they fall due in the ordinary course of business. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, operating results, current and anticipated cash needs and regulations governing dividend distributions by wholly foreign owned enterprises in China.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this annual report, we have no equity compensations plans for any of our employees, directors and consultants.

Purchases of Equity Securities

During the year ended December 31, 2017, except for purchases by Xinrong Zhuo, the Chairman and CEO, of an aggregate of 123,487 shares of our ordinary shares as described below, no purchases of our ordinary shares were by us, on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act). On May 30, 2017, the Company announced that Xinrong Zhuo advised that he intends to purchase at least one million ordinary shares within the next year, subject to market conditions. During June 2017, Mr. Zhou purchased a total of 103,487 shares at an average price per share of $3.7990 and during September 2017, Mr. Zhou purchased a total of 20,000 shares at a price per share of $3.3768.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Pingtan Marine Enterprise Ltd. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison from February 25, 2013 (the date our ordinary shares commenced trading on the NASDAQ Capital Market under its current ticker “PME” after our initial business combination) through December 31, 2017 of the cumulative total return for our common stock, the Nasdaq Composite Index (NASDAQ Composite), and the Russell MicroCap Index. We use the Russell MicroCap Index because of the relatively limited number of peer companies in the SIC Code 900. These comparisons assume the investment of US$100 on February 25, 2013 and the reinvestment of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

The following two tables set forth selected consolidated statement of financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, which are derived from our audited consolidated financial statements. Our consolidated financial statements are prepared in accordance with U.S. GAAP. Our historical results for any period are not necessarily indicative of results to be expected for any future period. You should read the following selected financial information in conjunction with the consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended December 31,
	2017	% of	2016	% of	2015	% of
	US$	Revenue	US$	Revenue	US$	Revenue
	(in thousands, except for percentages, per share and operating data)
Consolidated Statement of Income Data:

Revenue
Croaker fish	$23,232	36.8%	$6,187	30.1%	$25,314	41.7%
Ribbon fish	16,913	26.8%	10,374	50.5%	20,346	33.5%
Squid	9,099	14.4%	695	3.4%	2,359	3.9%
Reefcod	2,293	3.6%	995	4.8%	262	0.4%
Peru squid	1,960	3.1%	-	-	-	-
Conger eel	1,315	2.1%	449	2.2%	2,039	3.4%
Others	8,398	13.2%	1,841	9.0%	10,380	17.1%

Total Revenue	63,210	100%	20,541	100%	60,700	100%

Cost of revenue
Fuel cost	24,150	38.2%	20,200	98.3%	26,049	42.9%
Depreciation	7,399	11.7%	4,709	22.9%	4,999	8.2%
Labor cost	6,243	9.9%	1,981	9.6%	15,914	26.2%
Spare parts	1,614	2.6%	564	2.8%	1,495	2.5%
Freight	1,537	2.4%	477	2.3%	2,600	4.3%
Maintenance fee	177	0.3%	707	3.5%	10,364	17.1%
Fishing license & agent fee	7	0.0%	29	0.1%	1,489	2.5%
Reserve for inventories	-	-	(213)	(1.0)%	-	-
Others	-	-	875	4.3%	567	0.9%

Total Cost of revenue	41,127	65.1%	29,329	142.8%	63,477	104.6%

Gross profit (loss)	22,083	34.9%	(8,788)	(42.8)%	(2,777)	(4.6)%

Selling expenses	(1,231)	(1.9)%	(1,236)	(6.0)%	(1,859)	(3.1)%
General and administrative expenses	(9,579)	(15.2)%	(3,969)	(19.3)%	(2,934)	(4.8)%
Grant income	22,177	35.1%	558	2.7%	33,153	54.6%
Loss on fixed assets disposal	(195)	(0.3)%	-	-	(1,584)	2.6%
Operating income (loss)	33,254		(13,435)		24,000

Income (loss) before income taxes	32,520	51.4%	(14,676)	(71.4)%	19,558	32.2%
Income tax	-	-	1	-	-	-
Net income (loss)	$32,520	51.4%	$(14,677)	(71.5)%	$19,558	32.2%

Net income (loss) per share
Basic and diluted	$0.38		$(0.17)		$0.23

Other Consolidated Financial Data:
Gross margin	34.9%		(42.8)%		(4.6)%
Operating margin	52.6%		(65.4)%		39.5%
Net margin	51.4%		(71.5)%		32.2%

Consolidated Operating Data:
Sales volume (kg)
Croaker fish	6,451,995		2,495,291		8,489,607
Ribbon fish	5,015,877		3,611,925		7,756,532
Squid	2,158,906		492,844		1,098,442
Reefcod	586,425		526,940		80,080
Peru squid	1,028,843		-		-
Conger eel	460,006		190,249		922,150
Others	2,283,476		519,474		3,289,058
Average selling price ($ per kg)
Croaker fish	3.60		2.48		2.98
Ribbon fish	3.37		2.87		2.62
Squid	4.21		1.41		2.15
Reefcod	3.91		1.89		3.27
Peru squid	1.91		-		-
Conger eel	2.86		2.36		2.21
Others	3.68		3.54		3.16

Consolidated Balance Sheet Data:
Cash	$2,006		$820		$11,449
Accounts receivable, net	13,012		11,323		12,575
Inventories	3,560		8,811		2,336
Property, plant and equipment	135,042		122,197		94,555
Total assets	$201,138		$226,472		$231,877
Secured short-term bank loans and current portion of long-term bank loans	$20,570		$38,853		$34,651
Total liabilities and commitments	53,633		86,760		65,037
Total shareholders’ equity	147,505		139,712		166,840
Total liabilities and shareholders’ equity	$201,138		$226,472		$231,877

	Year Ended December 31,
	2014		2013
	US$	% of Revenue	US$	% of Revenue
	( in thousands, except for percentages, per share and operating data)
Consolidated Statement of Income Data:

Revenue
Ribbon fish	$65,396	28%	$47,169	38.5%
Indian white shrimp	50,557	21.7%	20,859	17%
Pomfret	31,967	13.7%	10,022	8.2%
Croaker fish	17,810	7.6%	15,242	12.4%
Spanish mackerel	14,418	6.2%	1,826	1.5%
Conger eel	8,150	3.5%	2,631	2.1%
Others	45,129	19.3%	24,919	20.3%

Total Revenue	233,427	100%	122,668	100%

Cost of Revenue
Fuel cost	97,906	41.9%	46,562	38%
Freight	17,539	7.5%	9,055	7.4%
Labor cost	15,471	6.7%	6,694	5.4%
Maintenance fee	7,031	3%	3,761	3%
Fishing license & agent fee	6,236	2.7%	2,499	2.1%
Depreciation	5,887	2.5%	2,653	2.2%
Spare parts	5,771	2.5%	3,759	3%

Total cost of Revenue	155,841	66.8%	74,983	61.1%

Gross profit	77,586	33.2%	47,685	38.9%

Selling expenses	(2,673)	(1.1)%	(1,618)	(1.3)%
Admin expenses	(4,537)	(1.9)%	(3,192)	(2.6)%
Operating income from continuing operations	70,376	30.1%	42,875	35%

Income from continuing operations before income taxes	85,761	36.7%	47,136	38.4%
Income tax	-	-	-	-
Net income from continuing operations	85,761	36.7%	47,136	38.4%

Net income from discontinued operations, net of taxes	-		51,910

Consolidated net income	$85,761		$99,046

Basic and diluted earnings per share
—From continuing operations	$1.08		$0.6
—From discontinued operations	0		0.66
—Net income	$1.08		$1.26

Other Consolidated Financial Data:
Gross margin	33.2%		38.9%
Operating margin	30.1%		35%
Net margin	36.7%		38.4%

Consolidated Operating Data:
Sales volume (kg)
Ribbon fish	25,485,098		19,249,641
Indian white shrimp	5,485,956		3,041,471
Pomfret	13,365,371		4,249,796
Croaker fish	6,646,052		6,817,575
Spanish mackerel	4,633,881		519,095
Conger eel	3,279,985		874,087
Others	17,506,080		8,419,646
Average selling price ($ per kg)
Ribbon fish	2.57		2.45
Indian white shrimp	9.22		6.86
Pomfret	2.39		2.36
Croaker fish	2.68		2.24
Spanish mackerel	3.11		3.52
Conger eel	2.48		3.01
Others	2.58		2.96

Consolidated Balance Sheet Data:
Cash	$12,752		$8,157
Accounts receivable, net	50,000		9,133
Inventories	12,123		9,096
Property, plant and equipment	109,981		101,971
Total assets	$249,030		$170,131
Secured short-term bank loans and current portion of long-term bank loans	$49,223		$29,337
Total liabilities and commitments	99,771		105,290
Total shareholders’ equity	149,259		64,841
Total liabilities and shareholders’ equity	$249,030		$170,131

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

Overview

We are a marine enterprises group primarily engaging in ocean fishing through our PRC operating subsidiary, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd., or Pingtan Fishing. We harvest a variety of fish species with many of our owned or licensed vessels for which we have exclusive operating license rights. These vessels are located within the Indian Exclusive Economic Zone, Indo-Pacific waters, the Arafura Sea of Indonesia and international waters of Atlantic and Pacific Oceans. We provide high quality seafood to a diverse group of customers including distributors, restaurant owners and exporters in the PRC.

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

On December 4, 2013, in connection with the sale of CDGC to Hong Long, a related party, we acquired 20-year operating license rights in connection with the lease of 20 fishing drifters for the appraised fair market value of approximately $216.1 million, whereby we are entitled to 100% of the operations and net profits (losses) from the vessels for the term of the lease.

In September 2014, we further expanded our fleet to 129 vessels with the addition of 3 newly-built light luring seine vessels. At full operation, each vessel is capable of harvesting 2,000 tons of fish.

In June 2015, we purchased 4 longline fishing vessels and 2 squid jigging vessels for the appraised fair market value of approximately $56.2 million from Hong Long and Yishun , which is an affiliate company majority owned by an immediate family member of the Company’s CEO. These vessels are primarily focused on catching tuna and squid.

In March 2017, we purchased from Hong Long 1 refrigerated transport vessel and 4 squid jigging vessels for the appraised fair market value of approximately $38.5 million. Of those vessels, 2 finished renovation in October 2017, the Company obtained the ownership certificate of those 2 vessels and deployed them to international waters. At present, the Company has not obtained the ownership of the remaining 3 vessels but is entitled to 100% of the operations and net profits (losses) from the vessels.

In October 2016, we deployed 13 vessels, which were granted fishing licenses by the Ministry of Agriculture and Fisheries of the Democratic Republic of Timor-Leste (“MAF”), to operate in the Indo-Pacific waters of the country. These fishing licenses were valid for one year. The vessels were purchased from Hong Long in June 2013. In September 2017, we were informed that the fishing licenses of the 13 vessels were suspended and the vessels were docked in the port. The MAF has alleged and is investigating whether false statements were made during the licensing process and whether the vessels were simultaneously registered in Indonesia. We dispute these allegations.

In December 2017, we deployed 2 squid jigging vessels to the international waters of the South-West Atlantic Ocean.

As of December 31, 2017, we own 91 trawlers, 15 drifters, 6 squid jigging vessels, 4 longline fishing vessels, 3 light luring seine vessels, 1 transport vessel and have exclusive operating license rights to 20 drifters. We are the second largest China-based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 12.6 years. All of our vessels are approved by the MOA and, to the extent required, licensed by foreign fishing territories where they operate, subject to any foreign government’s moratorium or any suspensions or revocations that apply to the vessels or local entities, as described below.

Among the 140 vessels, 12 are located in the Bay of Bengal in India; 11 are located in international waters (including 1 refrigerated transport vessel); and 13 are located in the Democratic Republic of Timor-Leste but are currently not operating as described above. The remaining 104 vessels are licensed by the MOA to operate in the Arafura Sea in Indonesia. The vessels in Indonesian waters, however, are not in operation because the licenses are currently inactive due to either the moratorium discussed below, the revocation of the fishery business license of the local entity through which the vessels operate, or, with respect to four vessels, the revocation of the local fishing licenses.

We catch nearly 50 different species of fish including ribbon fish, croaker fish, pomfret, Spanish mackerel, conger eel, and squid. All of our catch is shipped back to China. Our fishing vessels transport frozen catch to a cold storage warehouse nearby onshore fishing bases. We then arrange chartered transportation ships to deliver frozen stocks to cold storage warehouses located in one of China’s largest seafood trading centers, Mawei Seafood Market in Fujian Province.

We derive our revenue primarily from the sale of frozen seafood products. We sell our products directly to customers including distributors, restaurant owners and exporters. Most of our customers have long-term, cooperative relationships with us. Our existing customers also introduce new customers to us from time to time. In July 2017, we entered into an exclusive strategic cooperation agreement to sell our fish products directly to consumers online. Our operating results are subject to seasonal variations. Harvest volume is the highest in the fourth quarter of the year while harvest volumes in the second and third quarters are relatively low due to the spawn season of certain fish species, including ribbon fish, cuttlefish, pomfret, and squid. Based on past experiences, demand for seafood products is the highest from December to January, during Chinese New Year. We believe that our profitability and growth are dependent on the termination of the Indonesian moratorium discussed below or the redeployment of our vessels from Indonesian waters to other locations, our ability, and those with which we conduct business, to maintain effective licenses with local departments of fisheries, such as Indonesia and Timor-Leste, and our ability to expand our customer base.

Revenue by territory

Our customers are from the following PRC territories:

	Year Ended December 31,
	2017	2016	2015
Fujian province	61%	32%	36%
Guangdong province	28%	48%	47%
Shandong province	9%	4%	3%
Zhejiang province	2%	13%	8%
Liaoning province	0%	1%	2%
Other areas	0%	2%	4%
Total	100%	100%	100%

Significant factors affecting our results of operations

●

The Indonesian government’s moratorium on local fishing licenses renewals:  In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s MMAF could combat illegal fishing and rectify ocean fishing order. As a result, all licensed fishing vessels operating in the Indonesian waters have been informed by the Indonesian government to operate within strict guidelines and subsequently to cease operation, in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. In February 2015, we ceased all fishing operations in Indonesia. During the moratorium, PME was informed that fishing licenses of four vessels operated through PT. Avona, one of the local companies through which PME conducts business in Indonesia, and the fishery business license of PT. Dwikarya, the other local company through which PME conducts business in Indonesia, were revoked. As a result and because license renewal was prohibited due to the general moratorium, all local fishing licenses of PME’s vessels in Indonesia are presently inactive. The MMAF has not yet restored license issuing or renewal process for vessels built abroad.

Although, in November 2015, the Indonesian government announced that the moratorium had concluded, the MMAF has not implemented new fishing policies and resumed the license renewal process. We do not know when exactly licensing and renewal will start. We have been paying close attention to any new trends in fishing policy and have been actively exploring other business operations and redeploying vessels to other locations. Since we derived a majority of our revenue from this area, this ban has caused a significant drop in our production and our financial results will continue to be adversely affected.

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

●

Fishing licenses: Each of our fishing vessels requires approval from the Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are granted annually and normally valid for a period of twelve months; when the inspection certificate of a vessel is valid for less than 12 months, the approval will be granted with the validity period equal to that indicated on the inspection certificate and will be extended to full validity period when new inspection certificate is issued. Different countries may have different policies for foreign cooperation in fisheries. Some countries require fishing licenses issued by the accessed country; some others may require establishment of a joint venture or sole proprietorship to obtain local licenses. During the Indonesian moratorium, we were informed that fishing licenses of four vessels operated through PT Avona, one of the local companies through which we conduct business in Indonesia, and the fishery business license of PT Dwikarya, the other local company through which we conduct business in Indonesia, were revoked. In September 2017, we were informed that the fishing licenses of the 13 vessels operating in the Indo-Pacific water of Timor-Leste were suspended and the vessels were docked in the port by the MAF.

RESULTS OF OPERATIONS

Comparison of results of operations for the year ended December 31, 2017 and 2016

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

For the years ended December 31, 2017 and 2016, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Year Ended December 31, 2017
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$23,232	6,451,995	$3.60	36.8%
Ribbon fish	16,913	5,015,877	3.37	26.8%
Squid	9,099	2,158,906	4.21	14.4%
Reefcod	2,293	586,425	3.91	3.6%
Peru squid	1,960	1,028,843	1.91	3.1%
Conger eel	1,315	460,006	2.86	2.1%
Others	8,398	2,283,476	3.68	13.2%
Total	$63,210	17,985,528	$3.51	100.0%

	Year Ended December 31, 2016
	Revenue	Volume (KG)	Average price	Percentage of revenue
Ribbon fish	$10,374	3,611,925	$2.87	50.5%
Croaker fish	6,187	2,495,291	2.48	30.1%
Reefcod	995	526,940	1.89	4.8%
Squid	695	492,844	1.41	3.4%
Shrimp	527	117,528	4.48	2.6%
Conger eel	449	190,249	2.36	2.2%
Others	1,314	401,946	3.27	6.4%
Total	$20,541	7,836,723	$2.62	100.0%

For the year ended December 31, 2017, we had revenue of $63,209,687, as compared to revenue of $20,540,769 for the year ended December 31, 2016, an increase of $42,668,918, or 207.7%. Sales volumes in the year ended December 31, 2017 increased 129.5% to 17,985,528 kg from 7,836,723 kg in the year ended December 31, 2016. Average unit sale price increased 34.0% in the year ended December 31, 2017 as compared to the year ended December 31, 2016, which was primarily due to the increase in our fishing activities, even though the Indonesian government’s moratorium described above has continued to affect our fishing operations in Indonesian waters. During the year ended December 31, 2017, we purchased 4 squid jigging vessels to reinforce our fishing capacity and we placed 10 fishing vessels in operation in international waters during the year ended December 31, 2017 in comparison to 2 fishing vessels operating in international waters during the year ended December 31, 2016.

Cost of revenue

Our cost of revenue primarily consists of fuel cost, depreciation, labor cost, fishing vessels maintenance fee, other overhead costs, and reserve for inventories. Fuel cost, depreciation, and labor cost generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2017			2016
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$24,150	58.7%	38.2%	$20,200	68.8%	98.3%
Depreciation	7,399	18.0%	11.7%	4,709	16.1%	22.9%
Labor cost	6,243	15.2%	9.9%	1,981	6.8%	9.6%
Spare parts	1,614	3.9%	2.6%	564	1.9%	2.8%
Freight	1,537	3.8%	2.4%	477	1.6%	2.3%
Maintenance fee	177	0.4%	0.3%	707	2.4%	3.5%
Fishing license and agent fee	7	0.0%	0.0%	29	0.1%	0.1%
Reserve for inventories	-	-	-	(213)	(0.7)%	(1.0)%
Other *	-	-	-	875	3.0%	4.3%
Total cost of revenue	$41,127	100%	65.1%	$29,329	100.0%	142.8%

* Represents the cost of fish purchased from third parties to satisfy our customers’ demand.

Cost of revenue for the year ended December 31, 2017 was $41,126,898, representing an increase of $11,798,122 or 40.2% as compared to $29,328,776 for the year ended December 31, 2016. The increase was primarily attributable to the increase in our revenue.

Gross profit (loss)

Our gross profit (loss) is affected primarily by changes in production costs. Fuel cost, depreciation, and labor cost together account for about 91.9% and 94.1% of cost of revenue for the years ended December 31, 2017 and 2016, respectively. The fluctuation of fuel price and change in labor cost may significantly affect our cost level and gross profit (loss).

The following table sets forth information as to our revenue, cost of revenue, gross loss and gross margin for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
Revenue	$63,209,687	$20,540,769
Cost of revenue	$41,126,898	$29,328,776
Gross profit (loss)	$22,082,789	$(8,788,007)
Gross margin	34.9%	(42.8)%

Gross profit for the year ended December 31, 2017 was $22,082,789, representing an increase of $30,870,796 or 351.3% as compared to gross loss of $8,788,007 for the year ended December 31, 2016 due to the increase in our sales revenue and the decrease in our unit production cost of fish.

Gross margin increased to 34.9% for the year ended December 31, 2017 from (42.8)% for the year ended December 31, 2016.

The significant increase in gross margin for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily attributable to the decrease in our unit production cost of fish resulting from the increase in our harvest volume by deploying more fishing vessels into operations.

Selling expense

Our selling expense mainly includes shipping and handling fees, insurance, customs service charge, storage fees and advertising expenses. Our sales activities are conducted through direct selling by our internal sales staff. Because of the strong demand for our products and services, we typically do not aggressively market and distribute our products. As a result, our selling expense has been relatively small as a percentage of our revenue.

Selling expense totaled $1,231,031 for the year ended December 31, 2017, as compared to $1,235,497 for the year ended December 31, 2016, a slight decrease of $4,466 or 0.4%. Selling expense as a percentage of revenue for the year ended December 31, 2017 decreased slight to 1.9% from 6.0% for the year ended December 31, 2016. Selling expense for the years ended December 31, 2017 and 2016 consisted of the following:

	Year Ended December 31,
	2017	2016
Insurance	$481,347	$595,222
Shipping and handling fees	269,702	223,495
Storage fees	260,020	178,998
Customs service charge	133,729	161,619
Advertising	74,332	42,208
Other	11,901	33,955
	$1,231,031	$1,235,497

31

●

For the year ended December 31, 2017, insurance expense decreased by $113,875, or 19.1%, as compared to the year ended December 31, 2016. The change was mainly attributable to the different insured fishing vessels mix.

●	For the year ended December 31, 2017, shipping and handling fees increased by $46,207, or 20.7%, as compared to the year ended December 31, 2016. The increase was primarily attributable to more fish shipped to the warehouse of the Company because of our increased fishing activities for the year ended December 31, 2017.

●

For the year ended December 31, 2017, storage fees increased by $81,022, or 45.3%, as compared to the year ended December 31, 2016. The increase was mainly attributable to the increase in our storage rent period to meet the storage demand. In addition, we did not obtain any rent discounts in relation to warehouse rent while discounts were offered in 2016.

●	For the year ended December 31, 2017, customs service charges decreased by $27,890, or 17.3%, as compared to the year ended December 31, 2016.

●	For the year ended December 31, 2017, advertising expenses increased by $32,124, or 76.1%, as compared to the year ended December 31, 2016.

●

Other selling expense, which primarily consisted of fishing vessels’ examination fees, for the year ended December 31, 2017 decreased by $22,054, or 65.0%, as compared to the year ended December 31, 2016.

General and administrative expense

General and administrative expense totaled $9,579,404 for the year ended December 31, 2017, as compared to $3,969,465 for the year ended December 31, 2016, an increase of $5,609,939 or 141.3%. General and administrative expense for the years ended December 31, 2017 and 2016 consisted of the following:

	Year Ended December 31,
	2017	2016
Depreciation	$5,075,609	$343,737
Professional fees	2,234,776	1,271,837
Compensation and related benefits	1,199,447	1,207,562
Rent and related administrative service charge	471,833	474,545
Travel and entertainment	199,894	175,697
Bad debt recovery	(194,278)	(100,366)
Other	592,123	596,453
	$9,579,404	$3,969,465

●	For the year ended December 31, 2017, depreciation expense increased by $4,731,872, or 1,376.6%, as compared to the year ended December 31, 2016. During the year ended December 31, 2017, 104 of our vessels were located in Indonesia but are not operating due to the moratorium discussed above. We recorded the related depreciation for these 104 fishing vessels as operating expenses rather than as cost of revenue. Therefore, the depreciation for operating expenses for year 2017 increased as compared to year 2016.

●

Professional fees, which primarily consist of legal fees, accounting fees, investor relations services charge, valuation service fees, consulting fees, and other fees associated with being a public company, for the year ended December 31, 2017, increased by $962,939, or 75.7%, as compared to the year ended December 31, 2016. The increase in the year ended December 31, 2017 was primarily attributable to an increase in accounting fees of approximately $32,000, an increase in consulting fees of approximately $77,000, an increase in legal fees of approximately $775,000, and an increase in auditing fees of approximately $142,000, offset by a decrease in investor relations services charge of approximately $65,000.

●	For the year ended December 31, 2017, compensation and related benefits remained similar as that of the year ended December 31, 2016, slightly decreasing by $8,115, or 0.7%.

●	Rent and related administrative service charge remained consistent for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

●	For the year ended December 31, 2017, travel and entertainment expense increased by $24,197, or 13.8% as compared to the year ended December 31, 2016. The increase was mainly attributable to an increase in entertainment expense of approximately $44,000 in order to strengthen our reputation, offset by a decrease in travel expense of approximately $20,000.

●	For the year ended December 31, 2017, we recorded bad debt recovery of $194,278 as compared to bad debt recovery of $100,366 for the year ended December 31, 2016. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●	Other general and administrative expense primarily consists of insurance, communication fees, office supply, miscellaneous taxes, bank service charge, and NASDAQ listing fee. For the year ended December 31, 2017, other general and administrative expense remained consistent, as compared to the year ended December 31, 2016.

Grant Income

The grant income mainly consists of an incentive granted by the Chinese government to encourage the development of ocean fishing industry in order to satisfy the demand of natural seafood in China and other small miscellaneous grant income from the Chinese government. For the year ended December 31, 2017, grant income increased by $21,618,776, or 3,871.2% as compared to the year ended December 31, 2016. The increase was mainly because the grant income for reimbursement of our fuel expenditure related to 2015 was received in early 2017 due to the delay in government approval process, and the grant income for reimbursement of our fuel expenditure related to 2016 was received in late 2017.

Loss on fixed assets disposal

Loss on fixed assets disposal represents the gain or loss on the disposal of vehicles we recorded as it incurred. The loss on fixed assets disposal was $195,375 and $0 for the year ended 2017 and 2016, respectively.

Income (Loss) from operations

As a result of the factors described above, for the year ended December 31, 2017, income from operations amounted to $33,254,206, as compared to loss from operations of $13,434,518 for the year ended December 31, 2016, an increase of $46,688,724, or 347.5%.

Other income/expense

Other income/expense mainly include interest income from bank deposits, interest expense generated from short-term and long-term bank borrowings, foreign currency transaction gain, and loss on equity method investment.

For the year ended December 31, 2017, other expense, net, amounted to $734,075 as compared to other expense, net, of $1,241,809 for the year ended December 31, 2016, a decrease of $507,734, or 40.9% , which was primarily attributable to an increase in foreign currency transaction gain of approximately $2,739,000, offset by an increase in interest expense of approximately $431,000, a decrease interest income of approximately $1,746,000 and a decrease in dividend received of approximately $55,000.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the years ended December 31, 2017 and 2016. For the year ended December 31, 2017 and 2016, income taxes expense was $0 and $984, respectively, which was generated by taxable income from fish reselling activities. Since February 2015, we have temporarily ceased fishing operations in Indonesian waters due to the Indonesian government’s moratorium previously mentioned. In order to satisfy our customers’ demand, we purchased fish from a third party and resold to our customers in 2016. We are required to pay income taxes for our fish reselling operations.

Net income (loss)

As a result of the factors described above, our net income was $32,520,131 for the year ended December 31, 2017, compared to net loss of $14,677,311 for the year ended December 31, 2016, an increase of $47,197,442 or 321.6%.

Net income (loss) attributable to owners of the Company

The net income attributable to owners of the Company was $29,659,693, or $0.38 per ordinary share (basic and diluted), for the year ended December 31, 2017, compared to net loss attributable to owners of the Company of $13,717,623, or $(0.17) per ordinary share (basic and diluted), for the year ended December 31, 2016, an increase of $43,377,316 or 316.2%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and comprehensive (loss) income. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $7,760,460 for the year ended December 31, 2017, as compared to a foreign currency translation loss of $9,288,056 for the year ended December 31, 2016. This non-cash gain had the effect of increasing/decreasing our reported comprehensive income/loss.

Comprehensive income (loss)

As a result of our foreign currency translation adjustment, we had comprehensive income for the year ended December 31, 2017 of $40,280,591, compared to comprehensive loss of $23,965,367 for the year ended December 31, 2016.

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

Our decrease in revenue is attributable to the fact that, in early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s MMAF could monitor the operations of existing fleets and to fight illegal fishing activities. As a result, all licensed fishing vessels operating in the Indonesian waters have been informed by the Indonesian government to operate within strict guidelines and subsequently to cease operation, in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. We have ceased operations in the Indonesian waters since February 2015.

Since we derived a majority of our revenue from this area, this temporary ban has caused a significant drop in our production. As a result, our sales for the year ended December 31, 2016 decreased significantly as compared to the year ended December 31, 2015. Although, in November 2015, the Indonesian government announced that the moratorium had concluded, the MMAF has not implemented new fishing policies and resumed the license renewal process. We do not know when exactly licensing and renewal will start. We have been paying close attention to any new trends in fishing policy and have been actively exploring other business operations and redeploying vessels to other locations. In the interim, our financial results will continue to be materially adversely affected by this moratorium. To satisfy our customers’ demand, we purchased fish from a third party and resold it to our customers which generated a positive gross margin. The positive gross margin in the reselling activities partially offset the decrease in our overall gross margin for the year ended December 31, 2016.

Cost of revenue

Our cost of revenue primarily consists of fuel cost, depreciation, direct labor cost, fishing vessels maintenance fee, other overhead costs, and purchase cost for reselling fish. Fuel cost, depreciation, labor cost, and maintenance fee generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the years ended December 31, 2016 and 2015 (dollars in thousands):

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

General and administrative expense

General and administrative expense totaled $3,969,465 for the year ended December 31, 2016, as compared to $2,933,588 for the year ended December 31, 2015, an increase of $1,035,877 or 35.3%. General and administrative expense for the years ended December 31, 2016 and 2015 consisted of the following:

	Year Ended December 31,
	2016	2015
Professional fees	$1,271,837	$1,558,856
Compensation and related benefits	1,207,562	1,202,716
Rent and related administrative service charge	474,545	475,897
Depreciation	343,737	232,807
Travel and entertainment	175,697	126,209
Bad debt recovery	(100,366)	(770,195)
Other	596,453	107,298
	$3,969,465	$2,933,588

●	Professional fees, which primarily consist of legal fees, accounting fees, investor relations services charge, valuation service fees, consulting fees, and other fees associated with being a public company, for the year ended December 31, 2016, decreased by $287,019, or 18.4%, as compared to the year ended December 31, 2015. The decrease in the year ended December 31, 2016 was primarily attributable to a decrease in legal fees of approximately $156,000, a decrease in accounting fees of approximately $127,000, and a decrease in valuation fees of approximately $100,000, offset by an increase in investor relations services charge of approximately $79,000, and an increase in consulting service fees of approximately $17,000.

●	Compensation and related benefits remained roughly consistent for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

●	Rent and related administrative service charge remained consistent for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

●	For the year ended December 31, 2016, depreciation expense increased by $110,930, or 47.6%, as compared to the year ended December 31, 2015. During the year ended December 31, 2016, our 13 upgraded and renovated fishing vessels were temporarily idle. We recorded the related depreciation for these 13 fishing vessels as operating expenses rather than as cost of revenue. Therefore, the depreciation for operating expenses for year 2016 increased as compared to year 2015.

●	For the year ended December 31, 2016, travel and entertainment expense increased by $49,488, or 39.2% as compared to the year ended December 31, 2015. The increase was mainly attributable to an increase in travel for investor conferences.

●	For the year ended December 31, 2016, we recorded bad debt recovery of $100,366 as compared to bad debt recovery of $770,195 for the year ended December 31, 2015. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●	Other general and administrative expense primarily consists of insurance, communication fees, office supply, miscellaneous taxes, bank service charge, depreciation, and NASDAQ listing fee. For the year ended December 31, 2016, other general and administrative expense increased by $489,155, or 455.9%, as compared to the year ended December 31, 2015. The increase was mainly attributable to an increase in directors and officers liability insurance of approximately $358,000, an increase in bank service charge of approximately $96,000, and an increase in other miscellaneous items of approximately $35,000.

Loss from operations

As a result of the factors described above, for the year ended December 31, 2016, loss from operations amounted to $13,992,969, as compared to loss from operations of $7,568,712 for the year ended December 31, 2015, a change of $6,424,257, or 84.9%.

Other (expense) income

Other expense/income mainly include interest income from bank deposits, interest expense generated from short-term and long-term bank borrowings, foreign currency transaction loss, grant income from the Chinese government, dividend received, loss on equity method investment, and loss on fixed assets disposal.

For the year ended December 31, 2016, other expense, net, amounted to $683,358 as compared to other income, net, of $27,127,114 for the year ended December 31, 2015, a decrease of $27,810,472, or 102.5%, which was primarily attributable to an increase in foreign currency transaction loss of approximately $234,000, a significant decrease in grant income of approximately $32,594,000 mainly due to the significant decrease in our fuel expenditures on our fishing activities resulting from the Indonesian government’s moratorium described above, a decrease in dividend received of approximately $38,000, an increase in loss on equity method investment of approximately $13,000, offset by an increase in interest income of approximately $1,828,000, a decrease in interest expense of approximately $1,658,000 primarily due to the decrease in our interest bearing bank loans, and a decrease in loss on fixed assets disposal of approximately $1,584,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government grants as the government incentive for encouraging development of ocean fishing industry. At December 31, 2017 and 2016, we had cash balances of approximately $2,006,000 and $820,000, respectively. The significant portion of these funds are located in financial institutions located in the PRC and will continue to be indefinitely reinvested in our operations in the PRC.

The following table sets forth a summary of changes in our working capital from December 31, 2016 to December 31, 2017:

			December 31, 2016 to December 31, 2017
	December 31, 2017	December 31, 2016	Change	Percentage Change
Working capital (deficit):
Total current assets	$20,783,346	$60,841,361	$(40,058,015)	(65.8)%
Total current liabilities	36,415,935	64,920,719	(28,504,784)	(43.9)%
Working capital (deficit):	$(15,632,589)	$(4,079,358)	$(11,553,231)	(283.2)%

Our working capital deficit increased $11,553,231 to a working capital deficit of $15,632,589 at December 31, 2017 from a working capital deficit of $4,079,358 at December 31, 2016. This increase in working capital deficit is primarily attributable to a decrease in inventories, net of reserve for inventories of approximately $5,251,000 due to the growth of sales, a decrease in restricted cash of approximately $1,091,000 due to the decrease in short term bank loan, which requires less restricted cash to be held as cash deposits, a decrease in advances to suppliers of approximately $3,969,000 because we have received fishing nets and other on-board consumables which we paid in advance to suppliers in 2016, a significant decrease in other receivables of approximately $31,562,000 since we received the refund of prepayment made for fish goods of approximately $30 million from a third party in January and February 2017 (see Note 5 – Other Receivables of Notes to Consolidated Financial Statements), a decrease in other receivable-related party of approximately $640,000 resulting from the payments in connection with the termination of the VIE structure were returned in full to the Company, an increase in accounts payable of approximately $3,384,000, an increase in accrued liabilities and other payables of approximately $955,000 due to the increase in accrued salaries and related benefits, and an increase in due to related parties of approximately $4,305,000 due to the increase in the advance from Xinrong Zhuo for working capital purposes, offset by an increase in cash of approximately $1,185,000, an increase in accounts receivable, net of allowance for doubtful accounts, of approximately $1,690,000 due to the growth of sales on credit, an increase in prepaid expenses of approximately $102,000, a decrease in accounts payable – related parties of approximately $757,000, a decrease in short-term bank loans of approximately $6,954,000, a decrease in Long-term bank loans - current portion of approximately $11,330,000, and a decrease in accrued liabilities and other payables – related party of approximately $18,109,000 due to repayments made to our related party.

Because the exchange rate conversion is different for consolidated balance sheets and consolidated statements of cash flows, the changes in assets and liabilities reflected on consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on consolidated balance sheets.

Cash flows for the year ended December 31, 2017 compared to the year ended December 31, 2016

The following summarizes the key components of our cash flows for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Net cash provided by (used in) operating activities	$68,439,426	$(4,950,046)
Net cash used in investing activities	(43,555,727)	(13,081,250)
Net cash (used in) provided by financing activities	(22,597,496)	7,871,414
Effect of exchange rate on cash	(1,101,059)	(468,406)
Net increase (decrease) in cash	$1,185,144	$(10,628,288)

Net cash flow provided by operating activities was $68,439,426 for the year ended December 31, 2017 as compared to net cash flow used in operating activities was $4,950,046 for the year ended December 31, 2016, an increase of $73,389,472.

●	Net cash flow provided by operating activities for the year ended December 31, 2017 primarily reflected our net income of approximately $32,520,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $8,966,000, loss on disposal of fixed assets of approximately $195,000 and loss on equity method investment of approximately $33,000, and changes in operating assets and liabilities primarily consisting of a decrease in inventories of approximately $5,607,000 was mainly due to the growth of sales, a decrease in advances to suppliers of approximately $4,078,000 because we have received fishing nets and other on-board consumables which we paid in advance to suppliers in 2016, a significant decrease in other receivables of approximately $32,440,000 mainly due to the refund of prepayment made for fish goods of approximately $31,600,000 received from a third party in January and February 2017 (see Note 5 – Other Receivables of Notes to Consolidated Financial Statements), a decrease in other receivables – related party of approximately $1,377,000 resulting from the payments in connection with the termination of the VIE structure were returned in full to the Company, an increase in accounts payable of approximately $3,005,000 due to an increase in fuel demand as a result of the growth in our production, and an increase in accrued liabilities and other payables of approximately $254,000, offset by non-cash item of the decrease in allowance for doubtful accounts of approximately $194,000, an increase in accounts receivable of approximately $766,000 was mainly due to the growth of sales on credit, an increase in prepaid expenses of approximately $99,000, a decrease in accounts payable - related parties of approximately $885,000, and a significant decrease in accrued liabilities and other payables – related party of approximately $18,607,000 due to repayments made to our related party.

●	Net cash flow used in operating activities for the year ended December 31, 2016 primarily reflected net loss of approximately $14,677,000 and the non-cash items, primarily consisting of decrease in allowance for doubtful accounts of approximately $100,000, and decrease in reserve for inventories of approximately $213,000, and changes in operating assets and liabilities primarily consisting of an increase in inventories of approximately $6,706,000 in order to meet our customers’ strong demand in our peak sales period of Chinese New Year in January 2017, an increase in advances to suppliers of approximately $145,000, an increase in other receivable of approximately $1,994,000, a decrease in accrued liabilities and other payables of approximately $335,000, offset by the add-back of non-cash items of depreciation of approximately $6,614,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $563,000, a significant decrease in prepaid expenses – related parties of approximately $3,989,000 due to the decrease in prepaid fuel costs and other miscellaneous items to our related parties, an increase in accounts payable – related parties of approximately $2,275,000, and an significant increase in accrued liabilities and other payables – related party of approximately $5,732,000 resulting from the significant increase in miscellaneous payments made by our related party on our behalf to our vendors.

Net cash flow used in investing activities was $43,555,727 for the year ended December 31, 2017 as compared to $13,081,250 for the year ended December 31, 2016. During the year ended December 31, 2017, we made payments for purchase of property, plant and equipment of approximately $49,860,000, and made payments for equity method investment of approximately $296,000, offset by proceeds received from government grants for fishing vessel construction of approximately $6,601,000. During the year ended December 31, 2016, we made payments for purchase of property, plant and equipment of approximately $1,465,000, and made prepayments for long-term assets of approximately $26,671,000, offset by proceeds received from transferring equity method investment share of approximately $15,055,000.

Net cash flow used by financing activities was $22,597,496 for the year ended December 31, 2017 as compared to net cash flow provided by financing activities of $7,871,414 for the year ended December 31, 2016. During the year ended December 31, 2017, we received proceeds from short-term bank loans of approximately $14,453,000, and received advances from related parties of approximately $4,329,000, and refund of restricted cash of approximately $1,229,000, offset by the repayments of short-term bank loans of approximately $21,673,000, the repayments of long-term bank loans of approximately $17,773,000, and dividend payments of approximately $3,162,000. During the year ended December 31, 2016, we received proceeds from short-term bank loans of approximately $23,276,000, received proceeds from long-term bank loans of approximately $18,819,000, and received advances from related parties of approximately $5,064,000, offset by the repayments of short-term bank loans of approximately $22,235,000, repayments of long-term bank loans of approximately $12,390,000, the increase in restricted cash of approximately $1,499,000, and cash made for dividend payments of approximately $3,162,000.

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

The following tables summarize our contractual obligations as of December 31, 2017 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$7	$7	$-	$-	$-
Related party rental and related administrative service charge obligation	76	76	-	-	-
2 fishing vessels construction obligation	222	222	-	-	-
Short-term bank loans (1)	14,601	14,601	-	-	-
Long-term bank loans	23,186	5,969	10,636	3,367	3,214
Total	$38,092	$20,875	$10,636	$3,367	$3,214

(1)	Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

Off-balance sheet arrangements

None.

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company will apply the new revenue standard beginning January 1, 2018, and will not early adopt. The Company has analyzed the Company’s revenue from contracts with customers in accordance with the new revenue standard to determine the impact on the Company’s consolidated financial statements. Based on the preliminary assessment, the Company determined that there would be no material impact on its financial statements upon adopting the new revenue standard, but will increase the disclosure requirements about the Company’s revenue recognition and related information. The Company plans to continue the evaluation, analysis, and documentation of its adoption of ASU 2014-09 (including those subsequently issued updates that clarify ASU 2014-09’s provisions) throughout 2017 as the Company works towards the implementation and finalizes its determination of the impact that the adoption will have on its consolidated financial statements.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Oil cost accounts for approximately 58.7% of our total cost of revenue for the year ended December 31, 2017. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at December 31, 2017 and did not employ any commodity price derivatives in the year ended December 31, 2017.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would decrease (increase) our comprehensive income by $403,000 for the year ended December 31, 2017 based on our revenue, costs and expenses, and assets and liabilities denominated in RMB as of December 31, 2017. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $37.8 million at December 31, 2017. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our interest on our borrowings by approximately $26,000. The potential change in interest amount is calculated based on the change in the interest amount over a one year period due to an immediate 100 basis point change in interest rates.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2017, based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2017.

The effectiveness of our company’s internal control over financial reporting as of December 31, 2017 has been audited by BDO China Shu Lun Pan Certified Public Accountants LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

Remediation of Previous Material Weaknesses in Internal Control over Financial Reporting

We reported in our 2016 Form 10-K under Item 9A “Management’s Annual Report on Internal Control over Financial Reporting” the existence of material weaknesses that we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of US GAAP commensurate with our financial reporting requirements To remediate the material weakness we engaged a new outside consulting firm to help us with U.S. GAAP reporting compliance and to help us to improve our internal control process in 2017.

Management oversaw the remediation efforts associated with the previously identified material weaknesses and concluded as of December 31, 2017 that the material weaknesses had been remediated.

Changes in Internal Controls over Financial Reporting

In order to improve our internal control process, we engaged a new outside consulting firm to help us with U.S. GAAP reporting compliance and to help us to improve the internal control process in 2017.

Except for remediation mentioned above, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors

Xinrong Zhuo has served as chairman of our board since the business combination in February 2013. Prior to that, he served as the chairman of CDGC’s board and as its chief executive officer from August 2010. Mr. Zhuo has served as director of Fujian Road & Bridge Construction Co., Ltd., an infrastructure construction company, since December 2008, has served as the sole director of Tian Yuan Co., Ltd., a real estate investment company, since September 2007, has served as the chairman and legal representative of Fuzhou Dongxing Longju Real Estate Development Co., Ltd., a real estate development company, since March 2007, has served as the vice general manager of Fujian Huashang Real Estate Development Co., Ltd., a real estate development company, since December 2006, and has served as the supervisor of Fuzhou Haiyiyongyu Import & Export Co., Ltd., a trading company, since June 1995. From November 2005 to December 2008, Mr. Zhuo served as the legal representative and the chairman of Fujian Road & Bridge Construction Co., Ltd. From June 2005 to September 2007, Mr. Zhuo served as vice general manager of Tian Yuan Co. Ltd. From February 2002 to September 2009, Mr. Zhuo served as the legal representative and executive director of Fuzhou Baojie Haiyi Pingtan Fishing Co., Ltd., an aquatic products company. From June 1995 to September 2006, Mr. Zhuo served as the supervisor at Fuzhou Hong Long Ocean Fishing Co., Ltd., a marine fishery. Mr. Zhuo is qualified to serve on the board of directors due to his experience in the real estate development and trading business, as well as his extensive experience in the fishing industry, his legal background and prior executive experience.

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

Committees and Meeting Attendance

Our Board held two meetings during the fiscal year ended December 31, 2017. Our Board has an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Audit Committee held five meetings during the fiscal year ended December 31, 2017. Our Compensation Committee held two meetings and our Nominating and Governance Committee held three meetings during the fiscal year ended December 31, 2017.

During 2017, each member of the Board attended or participated in 100% of the aggregate of (i) the total number of meetings of the Board (held during the period for which such person has been a director) and (ii) the total number of meetings held by all committees of the Board on which such person served (during the periods that such person served). Our Amended and Restated Memorandum and Articles of Association provide that the Chairman of our Board shall preside at all meetings of our shareholders. Each director is expected to make reasonable efforts to attend Board meetings, meetings of committees of which such director is a member and the Annual Meetings of Shareholders. All of our then sitting directors attended the 2017 Annual Meeting of Shareholders.

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

Compensation Committee Interlocks and Insider Participation

Mr. XingAn Lin, Zengbiao Zhu and Lin Lin currently serve on the Compensation Committee, which is currently chaired by Mr. Zhu. No member of the Compensation Committee is one of our executive officers, and no member of the Compensation Committee had any relationships requiring disclosure by us under the Commission’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a Compensation Committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as one of our directors or member of the Compensation Committee during 2017

Director Nominations

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements for the year ended December 31, 2017 were timely as of the date of this report.

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

Xingrong Zhuo. We have entered into an employment agreement with Xingrong Zhuo, our chief executive officer for a term of three years ending on August 25, 2019. Pursuant to the employment agreement, Mr. Zhuo receives annual compensation of HKD$312,000, equal to $40,037. In addition, Mr. Zhuo’s employment agreement provides for an annual bonus based on the executive’s performance and our financial performance. Annual bonuses will be determined by us in our sole discretion and will be approved by our Compensation Committee. Mr. Zhuo is eligible for participation in any standard employee benefit plan of the Company that currently exists or may be adopted by the Company in the future, but not limited to, any retirement plan, and travel holiday policy.

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

The following table sets forth information concerning cash and non-cash compensation paid to our named executive officers for 2017, 2016 and 2015, respectively.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other compensation	Total
Xinrong Zhuo	2017	$40,037	$—	$—	$—	$—	$40,037
Chief Executive Officer	2016	$40,248	$—	$—	$—	$—	$40,248
	2015	$40,261	$—	$—	$—	$—	$40,261

Roy Yu	2017	$240,000	$20,000	$—	$—	$—	$260,000
Chief Financial Officer	2016	$240,000	$20,000	$—	$—	$—	$260,000
	2015	$240,000	$20,000	$—	$—	$—	$260,000

Outstanding Equity Awards at 2017 Fiscal Year End

As of December 31, 2017, there were no outstanding equity awards for our named executive officer.

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

Director Compensation

We did not pay compensation to any non-employee directors during the fiscal year 2017.

Our non-employee directors did not hold any outstanding option awards as of December 31, 2017.

We do not pay our directors in connection with attending individual Board meetings, but we reimburse our directors for expenses incurred in connection with such meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our capital stock as of March 14, 2018 by:

●	each shareholder or group of affiliated shareholders, who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 79,055,053 our ordinary shares outstanding as of March 14, 2018.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Ordinary shares subject to options and warrants currently exercisable or exercisable within 60 days of March 14, 2018 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of March 14, 2018 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all of our ordinary shares shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Pingtan Marine Enterprise Ltd., 18-19/F, Zhongshan Building A, No. 154 Hudong Road, Fuzhou, P.R.C. 350001.

Name and Address of Beneficial Owner	Ordinary Shares Beneficially Owned	Percent of Ordinary Shares Outstanding
Directors and Named Executive Officers:
Xinrong Zhuo(1)	44,522,355	56.3%
Lin Bao	—	—
Zengbiao Zhu	—	—
Roy Yu	—	—
XingAn Lin	—	—
Lin Lin	—	—
All Officers and Directors as a Group (total of 6 persons)	44,522,355	56.3%

(1)	Represents 15,780,000 shares held by Heroic Treasure Limited, of which Mr. Zhuo is the controlling shareholder, and 28,079,868 shares held by Mars Harvest Co., Ltd., of which Mr. Zhuo is the sole shareholder and 662,487 shares held by Mr. Zhuo directly.

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

The following is a summary of the significant related party transactions in which we engaged during the year ended December 31, 2017:

In connection with the termination of VIE structure and to comply with PRC regulation, we paid RMB 83 million (approximately US$12.8 million) in total, which is Pingtan Fishing’s registered capital, to Pingtan Fishing’s Shareholders (which are Zhiyan Lin and Honghong Zhuo) to transfer their 100% of equity interest of Pingtan Fishing to Fujian Heyue, our subsidiary, pursuant to the Equity Transfer Agreement dated February 9, 2015. In year 2015, Honghong Zhuo repaid $4.9 million to us. In year 2016, Honghong Zhuo and Zhiyan Lin altogether repaid approximately 7.2 million to us. As of December 31, 2017, those payments had been returned in full to the Company.

From time to time, we made purchase from our related parties vendors. As of December 31, 2017, our outstanding accounts payable for Hong Fa Shipping Limited, which is controlled by our Chief Executive Officer, and Hong Long, which is controlled by an immediate family member of our Chief Executive Officer, amounted to approximately $1,232,000 and $572,000, respectively.

As of December 31, 2017, we owed rent to Hai Yi Shipping limited, which is controlled by our Chief Executive Officer, approximately $38,000 which was included in accrued liabilities and other payable – related party. The amount is short-term in nature, non-interest bearing, unsecured and payable on demand

Our Chief Executive Officer, from time to time, has provided advances to us for working capital purpose. The advances are short-term in nature, non-interest bearing, unsecured and payable on demand. In year 2017, we received approximately $4.3 million from our Chief Executive Officer.

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO, (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB 84,000 (approximately $12,400) were due for each year of the term. The term of the Office Lease was 3 years and expired on August 1, 2015. The Company renewed the Office Lease. Pursuant to the renewed Office Lease, the annual rent is RMB 84,000 (approximately $12,400) the renewed Office Lease expires on July 31, 2018. For the year ended December 31, 2017, rent expense related to the Office Lease amounted to approximately $12,400.

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office and provided related administrative service (the “Service Agreement”). Pursuant to the Service Agreement, monthly payments of Hong Kong Dollar (“HK$”) HK$298,500 (approximately $38,000) were due for each month of the term. The term of the Service Agreement was 1.5 years and expired on December 31, 2014. The Company renewed the Service Agreement. Pursuant to the renewed Service Agreement, the monthly payments are HK$298,500 (approximately $38,000) and the renewed Service Agreement expired on December 31, 2017. For the year ended December 31, 2017, rent expense and corresponding administrative service charge related to the Service Agreement amounted to approximately $459,000. On January 1, 2018, the Service Agreement was renewed to February 28, 2018 under same conditions.

During the year ended December 31, 2017, we purchased fuel, fishing nets and other on-board consumables from Hong Fa Shipping Limited, Hai Yi Shipping Ltd., Honglong Ocean Fishery Co., Ltd and PT. Avona Mina Lestari, of approximately $6,561,000, $2,246,000, $6,821,000, and $841,000, respectively.

During the year ended December 31, 2017, we purchased vessel maintenance service from PT. Avona Mina Lestari of approximately $1,000.

During the year ended December 31, 2017, we purchased transportation service from Hong Fa Shipping Limited and Honglong Ocean Fishery Co., Ltd. of approximately $280,000 and $820,000, respectively.

In December 2015, we entered into one pledge contract with The Export Import Bank of China pursuant to which we pledged 12 fishing vessels with carrying amounts of approximately $8,500,000, as collateral to secure Hong Long’s $5,400,000 in long-term loans from the financial institution, which are due on November 21, 2021. In December 2017, we entered into another pledge contract with the Fujian Haixia Bank pursuant to which we pledged 24 fishing vessels with carrying amounts of approximately $5,300,000, as collateral to secure Hong Long’s $13,400,000 in long-term loans from the financial institution, which are due on December 21, 2018.

On March 28, 2017, the Company entered into a master agreement with Hong Long for the acquisition of 5 vessels with total consideration of approximately $38.5 million representing the fair market value on the date of acquisition.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditor’s Fees

The following is a summary of the fees billed to the Company by its principal independent registered accounting firm for professional services rendered for the years ended December 31, 2017 and 2016 (in US dollars):

	Year Ended December 31,
	2017	2016
Audit Fees	$651,400	$615,832
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$651,400	$615,832

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit and non-audit service performed by BDO China SHU LUN PAN Certified Public Accountants LLP for our consolidated financial statements as of and for the year ended December 31, 2017.

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

(3) Exhibits

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated as of October 24, 2012, by and between China Growth Equity Investment Ltd., China Dredging Group Co., Ltd., China Growth Dredging Sub Ltd., and Xinrong Zhuo (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on October 30, 2012)

2.2	Share Purchase Agreement, dated as of October 24, 2012, by and among China Growth Equity Investment Ltd, Merchant Supreme Co., Ltd., Prime Cheer Corporation Limited, Xinrong Zhuo, Fujian Provincial Pingtan County Ocean Fishing Group Co., Heroic Treasure Limited and Fuzhou Honglong Ocean Fishery Co., Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on October 30, 2012)

3.1	Amended and Restated Memorandum and Articles of Association of Pingtan Marine Enterprise Ltd. filed with the Cayman Islands Registrar of on February 26, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

3.2	Articles and Plan of Merger, filed with the Registry of Corporate Affairs of the British Virgin Islands on February 25, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

3.3	Certificate of Merger, filed with the Registry of Corporate Affairs of the British Virgin Islands on February 25, 2013 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

3.4	Amended and Restated Memorandum of Association of China Dredging Group Co., Ltd. (incorporated by reference to Exhibit 1.1 to China Dredging Group Co., Ltd.’s Annual Report on Form 20-F (File No. 000-53465) filed with the Securities and Exchange Commission on November 2, 2010)

3.5	Articles of Association of China Dredging Group Co., Ltd. (incorporated by reference to Exhibit 1.2 to China Dredging Group Co., Ltd.’s Annual Report on Form 20-F (File No. 000-53465) filed with the Securities and Exchange Commission on November 2, 2010)

4.1	Specimen Ordinary Share (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

10.1	Master Agreement by and between Pingtan Marine Enterprise Ltd. and Fuzhou Honglong Ocean Fishery Co., Ltd., dated June 19, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on June 25, 2013)

10.2	Promissory Note issued by the Company, dated June 19, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on June 25, 2013).

10.3	Share Purchase Agreement by and between Pingtan Marine Enterprise Ltd. and Fuzhou Honglong Ocean Fishery Co., Ltd., dated December 4, 2013.

10.4	Employment Contract between Pingtan Marine Enterprise Ltd. and Roy Yu, dated April 18, 2013. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on April 19, 2013).**

10.5*	Employment Agreement between Pingtan Marine Enterprise Ltd. and Xinrong Zhuo, dated August 26, 2016. **

10.6	English translation of the Investment Agreement dated February 9, 2015, by and between Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd, China Agriculture Industry Development Fund Co., Ltd, Honghong Zhuo and Xinrong Zhuo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.7	English translation of the Equity Transfer Agreement dated February 9, 2015, by and between Honghong Zhuo, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Fujian Heyue Marine Fishing Development Co., Ltd. (incorporated by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.8	English translation of the Equity Transfer Agreement dated February 9, 2015, by and between Zhiyan Lin, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Fujian Heyue Marine Fishing Development Co., Ltd (incorporated by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.9	English translation of the Agreement of Termination dated February 9, 2015, by and between Honghong Zhuo, Zhiyan Lin, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Pingtan Guansheng Ocean Fishing Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

21.1*	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 10, 2014)

23.1	Consent of BDO China SHU LUN PAN Certified Public Accountants LLP*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Filed Herein

**	Indicates a management contract or compensatory plan or arrangement

Pingtan Marine’s Annual Report on Form 10-K for the year ended December 31, 2017, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2018

Pingtan Marine Enterprise Ltd.

By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Xinrong Zhuo	Chairman of the Board and Chief Executive	March 14, 2018
Xinrong Zhuo	Officer (Principal Executive Officer)

/s/ Roy Yu	Chief Financial Officer	March 14, 2018
Roy Yu	(Principal Financial and Accounting Officer)

/s/ Lin Bao	Director	March 14, 2018
Lin Bao

/s/ Zengbiao Zhu	Director	March 14, 2018
Zengbiao Zhu

/s/ Lin Lin	Director	March 14, 2018
Lin Lin

/s/ XingAn Lin	Director	March 14, 2018
XingAn Lin

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHAREHOLDERS AND BOARD OF DIRECTORS

PINGTAN MARINE ENTERPRISE LTD.

CAYMAN ISLAND

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pingtan Marine Enterprise Ltd. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

We have served as the Company’s auditor since 2014.

Beijing, China

March 14, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHAREHOLDERS AND BOARD OF DIRECTORS

PINGTAN MARINE ENTERPRISE LTD.

CAYMAN ISLAND

Opinion on Internal Control over Financial Reporting

We have audited Pingtan Marine Enterprise Ltd’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

March 14, 2018

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	December 31,
	2017	2016
ASSETS

CURRENT ASSETS:
Cash	$2,005,540	$820,396
Restricted cash	1,821,187	2,911,922
Accounts receivable, net of allowance for doubtful accounts	13,012,671	11,322,726
Inventories, net of reserve for inventories	3,560,261	8,811,111
Advances to suppliers	-	3,969,351
Prepaid expenses	110,536	8,145
Prepaid expenses - related parties	-	522,337
Other receivables	273,151	31,835,456
Other receivables - related parties	-	639,917

Total Current Assets	20,783,346	60,841,361

OTHER ASSETS:
Cost method investment	3,213,859	3,027,245
Equity method investment	30,521,466	28,493,273
Prepayment for long-term assets	11,577,057	11,913,912
Property, plant and equipment, net	135,042,467	122,196,594

Total Other Assets	180,354,849	165,631,024

Total Assets	$201,138,195	$226,472,385

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,301,146	$916,737
Accounts payable - related parties	1,803,698	2,560,760
Short-term bank loans	14,600,978	21,554,636
Long-term bank loans - current portion	5,968,596	17,298,544
Accrued liabilities and other payables	5,354,616	4,399,536
Accrued liabilities and other payables - related party	38,208	18,147,152
Due to related parties	4,348,693	43,354

Total Current Liabilities	36,415,935	64,920,719

OTHER LIABILITIES:
Long-term bank loans - non-current portion	17,217,104	21,839,412

Total Liabilities	53,633,039	86,760,131

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at December 31, 2017 and 2016)	79,055	79,055
Additional paid-in capital	81,682,599	111,008,085
Retained earnings	40,349,189	17,438,215
Statutory reserve	12,978,343	9,391,827
Accumulated other comprehensive loss	(5,731,889)	(12,879,051)
Total equity attributable to owners of the company	129,357,297	125,038,131
Non-controlling interest	18,147,859	14,674,123

Total Shareholders’ Equity	147,505,156	139,712,254

Total Liabilities and Shareholders’ Equity	$201,138,195	$226,472,385

See notes to consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN U.S. DOLLARS)

	For the Years Ended December 31,
	2017	2016	2015

REVENUE	$63,209,687	$20,540,769	$60,700,190

COST OF REVENUE	41,126,898	29,328,776	63,476,627

GROSS PROFIT (LOSS)	22,082,789	(8,788,007)	(2,776,437)

OPERATING EXPENSES (PROFIT):
Selling	1,231,031	1,235,497	1,858,687
General and administrative	9,579,404	3,969,465	2,933,588
Grant income	(22,177,227)	(558,451)	(33,152,698)
Loss on fixed assets disposal	195,375	-	1,583,834

Total Operating (Profit) Expenses	(11,171,417)	4,646,511	(26,776,589)

INCOME (LOSS) FROM OPERATIONS	33,254,206	(13,434,518)	24,000,152

OTHER INCOME (EXPENSE):
Interest income	186,194	1,931,963	103,668
Interest expense	(2,403,213)	(1,972,267)	(3,630,200)
Foreign currency transaction gain (loss)	1,195,875	(1,543,357)	(1,308,922)
Dividend Received	320,316	375,396	413,614
Loss on equity method investment	(33,246)	(33,073)	(19,700)
Other expense	(1)	(471)	(210)

Total Other Expense	(734,075)	(1,241,809)	(4,441,750)

INCOME (LOSS) BEFORE INCOME TAXES	32,520,131	(14,676,327)	19,558,402

INCOME TAXES	-	984	-

NET INCOME (LOSS)	$32,520,131	$(14,677,311)	$19,558,402

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	2,860,438	(959,688)	1,205,485

NET INCOME (LOSS) ATTRIBUTABLE TO OWNERS OF THE COMPANY	$29,659,693	$(13,717,623)	$18,352,917

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	32,520,131	(14,677,311)	19,558,402
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	7,760,460	(9,288,056)	(8,628,162)
COMPREHENSIVE INCOME (LOSS)	$40,280,591	$(23,965,367)	$10,930,240
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	3,473,736	(1,695,044)	658,092
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO OWNERS OF THE COMPANY	$36,806,855	$(22,270,323)	$10,272,148

NET INCOME (LOSS) PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$0.38	$(0.17)	$0.23

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053	79,055,053

See notes to consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
	Ordinary Shares		Additional	(Accumulated Deficit)		Accumulated Other Comprehensive	Non-	Total
	Number of		Paid-in	Retained	Statutory	Income	controlling	Shareholders’
	Shares	Amount	Capital	Earnings	Reserve	(Loss)	Interest	Equity

Balance, December 31, 2014	79,055,053	$79,055	$117,525,377	$21,315,710	$6,412,892	$3,925,900	$-	$149,258,934

Sale of non-controlling interest in subsidiary	-	-	49,688,788	-	-	(171,482)	15,711,075	65,228,381

Acquisition of fishing vessels from related parties	-	-	(56,206,080)	-	-	-	-	(56,206,080)

Net income	-	-	-	18,352,917	-	-	1,205,485	19,558,402

Appropriation to statutory reserve	-	-	-	(2,978,935)	2,978,935	-	-	-

Dividend declared	-	-	-	(2,371,652)	-	-	-	(2,371,652)

Foreign currency translation adjustment	-	-	-	-	-	(8,080,769)	(547,393)	(8,628,162)

Balance, December 31, 2015	79,055,053	79,055	111,008,085	34,318,040	9,391,827	(4,326,351)	16,369,167	166,839,823

Net loss	-	-	-	(13,717,623)	-	-	(959,688)	(14,677,311)

Dividend declared	-	-	-	(3,162,202)	-	-	-	(3,162,202)

Foreign currency translation adjustment	-	-	-	-	-	(8,552,700)	(735,356)	(9,288,056)

Balance, December 31, 2016	79,055,053	79,055	111,008,085	17,438,215	9,391,827	(12,879,051)	14,674,123	139,712,254

Acquisition of fishing vessels from related party	-	-	(29,325,486)	-	-	-	-	(29,325,486)

Net income	-	-	-	29,659,693	-	-	2,860,438	32,520,131

Appropriation to statutory reserve	-	-	-	(3,586,516)	3,586,516	-	-	-

Dividend declared	-	-	-	(3,162,203)	-	-	-	(3,162,203)

Foreign currency translation adjustment	-	-	-	-	-	7,147,162	613,298	7,760,460

Balance, December 31, 2017	79,055,053	$79,055	$81,682,599	$40,349,189	$12,978,343	$(5,731,889)	$18,147,859	$147,505,156

See notes to consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Years Ended December 31,
	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$32,520,131	$(14,677,311)	$19,558,402
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operating activities:
Depreciation	8,965,553	6,613,720	6,353,055
Decrease in allowance for doubtful accounts	(194,278)	(100,366)	(770,195)
(Decrease) increase in reserve for inventories	-	(213,255)	227,826
Loss on equity method investment	33,246	33,073	19,700
Loss on disposal of fixed assets	195,376	-	1,583,834
Changes in operating assets and liabilities:
Accounts receivable	(765,708)	563,318	37,007,012
Inventories	5,607,279	(6,705,933)	9,302,719
Advances to suppliers	4,078,230	(145,293)	(37,575,746)
Prepaid expenses	(98,606)	(6,729)	30,633
Prepaid expenses - related parties	536,665	3,988,749	2,382,910
Deferred expenses - related parties	-	-	1,016,039
Other receivables	32,439,871	(1,994,127)	87,907
Other receivables - related party	1,377,487	1,387	(145,617)
Accounts payable	3,005,441	2,275,069	2,202,515
Accounts payable - related parties	(885,433)	-	(162,631)
Accrued liabilities and other payables	254,242	(334,820)	(266,105)
Accrued liabilities and other payables - related party	(18,606,716)	5,732,472	-
Due to related parties	(23,354)	20,000	1,292

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	68,439,426	(4,950,046)	40,853,550

CASH FLOWS FROM INVESTING ACTIVITIES:
Refunds from commercial retail space prepayments	-	-	22,202,268
Purchase of property, plant and equipment	(49,860,416)	(1,465,144)	(56,222,226)
Proceeds from government grants for fishing vessels construction	6,600,906	-	-
Prepayments made for long-term assets	-	(26,671,132)	-
Payments for equity method investment	(296,217)	-	(40,209,087)
Proceeds from transferring equity method investment share	-	15,055,026	8,041,817

NET CASH USED IN INVESTING ACTIVITIES	(43,555,727)	(13,081,250)	(66,187,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	14,453,010	23,275,729	23,958,292
Repayments of short-term bank loans	(21,673,260)	(22,234,749)	(30,989,630)
Proceeds from long-term bank loans	-	18,818,783	-
Repayments of long-term bank loans	(17,773,038)	(12,390,286)	(19,963,812)
Refund of restricted cash	1,229,302	(1,499,481)	(1,646,964)
Advances from related parties	4,328,693	5,063,620	3,910,000
Payments made for dividend	(3,162,203)	(3,162,202)	(2,371,652)
Capital contribution from non-controlling interest	-	-	64,334,540
Payments made to related parties in connection with the termination of VIE	-	-	(13,349,417)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(22,597,496)	7,871,414	23,881,357

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(1,101,059)	(468,406)	148,733

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,185,144	(10,628,288)	(1,303,588)

CASH AND CASH EQUIVALENTS - beginning of year	820,396	11,448,684	12,752,272

CASH AND CASH EQUIVALENTS - end of year	$2,005,540	$820,396	$11,448,684

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,639,039	$2,921,417	$3,799,389
Income taxes	$-	$984	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$1,036,761	$38,332,421	$1,408,636
Property and equipment acquired on credit as payable	$215,202	$-	$-
Decrease in cost of property and equipment by decreasing in accounts payable - related party	$-	$-	$4,344,190
Other receivable increase by transferring equity method investment share	$-	$-	$16,083,635
Offset other receivables - related parties against due to related parties	$-	$6,424,910	$4,900,000
Increase in prepayment for long-term assets by increasing in accrued liabilities and other payables - related party	$-	$13,219,818	$-
Reclassification of advances to suppliers to other receivables	$-	$31,172,469	$-

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of December 31, 2017 are as follows:

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

Fujian Heyue, through its PRC subsidiary, Pingtan Fishing, engages in ocean fishing with its owned and controlled vessels within the Indian Exclusive Economic Zone, Arafura Sea of Indonesia and the international waters of Atlantic and Pacific Oceans.

The Company meets its day-to-day working capital requirements through cash flow provided by operations, bank loans and related parties’ advances. The Indonesian government’s moratorium on fishing licenses renewals creates uncertainty over fishing operations in Indonesian waters. The Company’s forecasts and projections, taking into account operations in Indian waters and international waters and consideration of opportunities in new fishing territories, shows that the Company has adequate resources to continue in operational existence for the foreseeable future.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the years ended December 31, 2017, 2016 and 2015 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and Hong Kong and none of these deposits are covered by insurance. At December 31, 2017 and 2016, cash balances in the PRC are $1,995,465 and $683,307, respectively, and cash balances in Hong Kong are $10,075 and $137,089, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash consists of cash deposits held by China Development Bank to secure short term bank loans from China Development Bank. At December 31, 2017 and 2016, restricted cash amounted $1,821,187 and $2,911,922, respectively.

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, inventories, advances to suppliers, prepaid expenses, prepaid expenses – related party, other receivables, other receivables – related party, accounts payable, accounts payable – related parties, bank loans, accrued liabilities and other payables, accrued liabilities and other payables – related party, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. As of December 31, 2017, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term bank borrowings that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of December 31, 2017. As of December 31, 2017, the Company does not have any level 3 financial instruments.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At December 31, 2017 and 2016, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $67,379 and $252,558, respectively.

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

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company did not record any reserve for inventories during the year ended December 31, 2017 and 2016.

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales, estimated current and future market value.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $0 and $3,969,351 at December 31, 2017 and 2016, respectively.

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

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $203,609, $1,039,092, and $0 for the years ended December 31, 2017, 2016 and 2015, respectively, in the fishing vessels under construction.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charge for the years ended December 31, 2017, 2016 and 2015.

Revenue recognition

Pursuant to the guidance of ASC Topic 606, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of our obligations to our customer has occurred, the price is fixed or determinable and collectability of the related receivable is reasonably assured. With respect to the sale of frozen fish and other marine catches to third party customers, most of which are sole proprietor regional wholesalers in China, the Company recognizes revenue when customers pick up purchased goods at the Company’s cold storage warehouse, after payment is received by the Company or credit sale is approved by the Company for recurring customers who have a history of financial responsibility. The Company does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers. The Company does not accept returns from customers.

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

The Company is not incorporated nor does it engage in any trade or business in the United States and is not subject to United States federal income taxes. The Company did not derive any significant amount of income subject to such taxes after completion of the Share Exchange and accordingly, no relevant tax provision is made in the accompanying consolidated statements of operations and comprehensive income (loss).

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

The Company has not recorded deferred income taxes applicable to undistributed earnings of the subsidiaries located in the PRC because it is the present intention of management to reinvest the undistributed earnings indefinitely in PRC. The cumulative undistributed earnings from PRC subsidiaries amounted to approximately $207.5 million and $179.3 million as of December 31, 2017 and 2016, respectively, which are included in consolidated retained earnings. Generally, such earnings become subject to the PRC tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of December 31, 2017 and 2016, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and totaled $269,702, $223,495 and $369,912 for the years ended December 31, 2017, 2016 and 2015, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $431,255, $287,962 and $903,594 for the years ended December 31, 2017, 2016 and 2015, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising is expensed as incurred and is included in selling expense on the accompanying consolidated statements of operations and comprehensive income (loss). Advertising totaled $74,332, $42,208 and $89,204 for the years ended December 31, 2017, 2016 and 2015, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing is the Chinese Renminbi (“RMB”). For the subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2017, 2016 and 2015 was $(1,101,059), $(468,406) and $148,733, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2017 and 2016 were translated at 6.5342 RMB to $1.00 and at 6.9370 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 were 6.7518RMB, 6.6423RMB and 6.2175RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net income (loss) per share are computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted earnings per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table presents a reconciliation of basic and diluted net income (loss) per share:

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per share (continued)

	Year Ended December 31,
	2017	2016	2015
Net income (loss) available to owners of the Company for basic and diluted net income (loss) per share of ordinary stock	$29,659,639	$(13,717,623)	$18,352,917
Weighted average ordinary stock outstanding - basic and diluted	79,055,053	79,055,053	79,055,053
Net income (loss) per ordinary share attributable to owners of the Company - basic and diluted	$0.38	$(0.17)	$0.23

For the years ended December 31, 2017, 2016 and 2015, warrants to purchase 8,966,667 shares of ordinary stock have not been included in the calculation of diluted earnings (loss) per share in order to avoid any anti-dilutive effect.

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of December 31, 2017, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 included net income (loss) and unrealized loss from foreign currency translation adjustments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2017 and 2016. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 3 – ACCOUNTS RECEIVABLE

At December 31, 2017 and 2016, accounts receivable consisted of the following:

	December 31, 2017	December 31, 2016
Accounts receivable	$13,080,050	$11,575,284
Less: allowance for doubtful accounts	(67,379)	(252,558)
	$13,012,671	$11,322,726

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance.

NOTE 4 – INVENTORIES

At December 31, 2017 and 2016, inventories consisted of the following:

	December 31, 2017	December 31, 2016
Frozen fish and marine catches in warehouse	$1,571,622	$7,082,129
Frozen fish and marine catches in transit	1,988,639	1,728,982
	3,560,261	8,811,111
Less: reserve for inventories	-	-
	$3,560,261	$8,811,111

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates.

NOTE 5 – OTHER RECEIVABLES

At December 31, 2017 and 2016, other receivables consisted of the following:

	December 31, 2017	December 31, 2016
Interest receivable	$-	$1,819,258
Security deposit	75,000	75,000
Prepayments made for fish goods (1)	-	29,848,189
Other	198,151	93,009
	$273,151	$31,835,456

(1)

According to related signed agreement, the Company has the right to receive refund for these prepayments if the situation of demands and supplies changes. The Company received the refund in full in January and February 2017.

NOTE 6 – COST METHOD INVESTMENT

At December 31, 2017 and 2016, cost method investment amounted to $3,213,859 and $3,027,245, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.2 million) to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8% investment in the total equity investment of the bank as of December 31, 2017 and 2016.

The Company uses the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank. In accordance with to ASC 325, Long-term investment for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of December 31, 2017 and December 31, 2016.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 7 – EQUITY METHOD INVESTMENT

At December 31, 2017 and 2016, equity method investment amounted to $30,521,466 and $28,493,273, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. In April 2017, these two companies sold their shares to another unrelated party, Zhen Lin. As of December 31, 2017, Pingtan Fishing and Zhen Lin accounted for 20% and 80% of the total ownership, respectively.

Global Deep Ocean will process, cold storage, and transport Deep Ocean fishing products. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $153.0 million) and as of December 31, 2017, Pingtan Fishing had contributed its share of registered capital of RMB 200 million (approximately $30.6 million).

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the years ended December 31, 2017, 2016 and 2015, the Company’s share of Global Deep Ocean’s net loss was $33,246, $33,073 and $19,700, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income (loss).

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	December 31, 2017	December 31, 2016
Current assets	$49,372,645	$48,488,573
Noncurrent assets	6,974,590	4,335,801
Current liabilities	151,312	18,007
Noncurrent liabilities	-	-
Equity	56,195,923	52,806,367

	Year ended December 31,
	2017	2016	2015
Net revenue	$-	$-	$-
Gross profit	-	-	-
Loss from operation	166,128	165,293	84,468
Net loss	166,232	165,365	84,468

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 8 – PREPAYMENT FOR LONG-TERM ASSETS

At December 31, 2017 and December 31, 2016, prepayment for long-term assets consisted of prepayment for fishing vessels’ construction. The Company reclassifies the prepayment for fishing vessels’ construction to construction-in-progress using the percentage of completion method. During the year ended December 31, 2017, the Company reclassified RMB 7,000,000 (approximately $1.0 million) from prepayment for long-term assets to construction-in-progress.

For the year ended December 31, 2017, a summary of activities in prepayment for long-term assets was as follows:

Prepayment for fishing vessels’ construction
Balance – December 31, 2016	$11,913,912
Prepayments made for fishing vessels’ construction	-
Reclassification to construction-in-progress	(1,036,761)
Foreign currency fluctuation	699,906
Balance – December 31, 2017	$11,577,057

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

At December 31, 2017 and 2016, property, plant and equipment consisted of the following:

	Useful life	December 31, 2017	December 31, 2016
Fishing vessels	10 - 20 Years	$164,748,753	$122,989,702
Vehicles	5 Years	-	121,472
Office and other equipment	3 – 5 Years	453,927	423,001
Construction-in-progress	-	-	18,754,740
		165,202,680	142,288,915
Less: accumulated depreciation		(30,160,213)	(20,092,321)
		$135,042,467	$122,196,594

For the years ended December 31, 2017, 2016 and 2015, depreciation expense amounted to $8,965,553, $6,613,720 and $6,353,055, respectively, of which $3,889,944, $6,269,983 and $6,120,248, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

At December 31, 2017 and 2016, the Company had 36 and 37 fishing vessels with net carrying amount of approximately $30.3 million and $29.4 million, respectively, pledged as collateral for its bank loans.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 10 – RELATED PARTIES TRANSACTIONS

Prepaid expenses – related parties

At December 31, 2017 and December 31, 2016, prepaid expenses – related party consisted of the following:

	December 31, 2017	December 31, 2016
Prepaid miscellaneous items to PT. Avona Mina Lestari (1)	$-	$522,337
	$-	$522,337

(1)	PT. Avona Mina Lestari is an affiliate company controlled by Xinrong Zhuo family.

Other receivable – related party

 At December 31, 2017 and December 31, 2016, other receivable – related party consisted of the following:

	December 31, 2017	December 31, 2016
Advance to Zhiyan Lin (1)	$-	$639,917
	$-	$639,917

(1)	Zhiyan Lin is the legal representative of Pingtan Fishing and a family member of the Company’s CEO.

In connection with the termination of the VIE structure and to comply with PRC regulation, the Company paid RMB83 million in total, which is Pingtan Fishing’s registered capital, to Pingtan Fishing’s shareholders to transfer their 100% of equity interest of Pingtan Fishing to Fujian Heyue, the Company’s subsidiary pursuant to the Equity Transfer Agreement dated February 9, 2015. Those payments were returned in full to the Company as of December 31, 2017.

Accounts payable - related parties

At December 31, 2017 and December 31, 2016, accounts payable - related parties consisted of the following:

Name of related party	December 31, 2017	December 31, 2016
Hong Fa Shipping Limited (3)	$1,231,692	$1,740,000
Hong Long (1)	572,006	805,930
Huna Lin (2)	-	14,320
Hai Yi Shipping Limited (3)	-	510
	$1,803,698	$2,560,760

(1)	Hong Long is an affiliate company majority owned by an immediate family member of the Company’s CEO.
(2)	Huna Lin is Zhiyan Lin’s daughter.
(3)	An entity controlled by the Company’s CEO.

These accounts payable - related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Accrued liabilities and other payables - related party

At December 31, 2017 and December 31, 2016, the accrued liabilities and other payables – related party consisted of the following:

Name of related party	December 31, 2017	December 31, 2016
Hong Long	$-	$18,147,152
Hai Yi	38,208	-
	$38,208	$18,147,152

The amount of accrued liabilities and other payables - Hong Long is short-term in nature, with interest bearing, unsecured and payable on demand and Hai Yi is rent due to Hai Yi Shipping Limited.

Due to related parties

At December 31, 2017 and December 31, 2016, the due to related parties amount consisted of the following:

	December 31, 2017	December 31, 2016
Accrued compensation for Roy Yu, Chief Financial Officer	$20,000	$40,000
Accrued compensation for Xinrong Zhuo	3,328	3,354
Advance from Xinrong Zhuo, Chief Executive Officer	4,325,365	-
	$4,348,693	$43,354

The advance from Xinrong Zhuo, the Company’s Chief Executive Officer, is for working capital purposes and short-term in nature, non-interest bearing, unsecured and payable on demand.

Operating lease

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO, (the “Office Lease”). The Company renewed the Office Lease. Pursuant to the renewed Office Lease, the annual rent is RMB 84,000 (approximately $12,400) and the renewed Office Lease expires on July 31, 2018.

For the years ended December 31, 2017, 2016 and 2015, rent expense related to the Office Lease amounted $12,441, $12,646 and $13,510, respectively. Future minimum rental payment required under the Office Lease is as follows:

Year Ending December 31:	Amount
2018	$7,257

Rental and related administrative service agreement

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office and provided related administrative service (the “Service Agreement”). The Company renewed the Service Agreement. Pursuant to the renewed Service Agreement, the monthly payments are HK$298,500 (approximately $38,000) and the renewed Service Agreement expires on December 31, 2017. On January 1, 2018, the Services Agreement was renewed to February 28, 2018 under same conditions,

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

For the years ended December 31, 2017, 2016 and 2015, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $459,392, $461,899 and $462,387, respectively. Future minimum rental and related administrative service charge payment required under the Service Agreement is as follows:

Rental and related administrative service agreement (continued)

Year ending December 31:	Amount
2018	$76,610

Purchases from related parties

During the years ended December 31, 2017, 2016 and 2015, purchases from related parties were as follows:

	Year Ended December 31,
	2017	2016	2015
Purchase of fuel, fishing nets and other on-board consumables
from Hong Fa Shipping Limited	$6,560,972	$15,636,809	$11,328,966
from Hai Yi Shipping Ltd.	2,246,251	8,853,657	4,739,278
from Haifeng Dafu Enterprise Co., Ltd.	-	941,778	11,116
from PT. Dwikarya Reksa Abadi	-	-	1,414,640
from PT. Avona Mina Lestari	841,288	-	1,276,049
from Fuzhou Honglong Ocean Fishery Co., Ltd.	6,820,539	-	-
	16,469,050	25,432,244	18,770,049
Purchase of vessel maintenance service
from PT. Avona Mina Lestari	1,450	674,360	6,529,495
from PT. Dwikarya Reksa Abadi	-	-	3,207,011
	1,450	674,360	9,736,506
Purchase of transportation service
from Fuzhou Honglong Ocean Fishery Co., Ltd.	819,956	39,622	177,567
from Hai Yi Shipping Limited	-	-	305,686
from Hong Fa Shipping Limited	280,168	-	-
	1,100,124	39,622	483,253
Purchase of Indonesia vessel agent service
from PT. Avona Mina Lestari (1)	-	-	2,317
	$-	$-	$2,317

(1)	PT. Avona Mina Lestari and PT. Dwikarya Reksa Abadi act as Pingtan Fishing’s agents to apply and renew Indonesia fishing licenses and Pingtan Fishing pays the agent service fees to them.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 11 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. At December 31, 2017 and December 31, 2016, short-term bank loans consisted of the following:

	December 31, 2017	December 31, 2016
Loan from Fujian Haixia Bank, due on September 14, 2017 with annual interest rate of 6.960% at December 31, 2017 and December 31, 2016, collateralized by Pingtan Fishing’s 17 fishing vessels	$-	$4,324,636
Loan from Fujian Haixia Bank, due on September 14, 2018 with annual interest rate of 7.178% at December 31, 2017, collateralized by Pingtan Fishing’s 17 fishing vessels	3,826,023	-
Loan from Fujian Haixia Bank, due on September 30, 2018 with annual interest rate of 7.178% at December 31, 2017 and December 31, 2016, collateralized by Pingtan Fishing’s 17 fishing vessels	765,205	-
Loan from Fujian Haixia Bank, due on September 22, 2017 with annual interest rate of 1.529% at December 31, 2017 and December 31, 2016, collateralized by Pingtan Fishing’s 17 fishing vessels	-	1,150,000
Loan from Fujian Haixia Bank, due on October 10, 2017 with annual interest rate of 1.739% at December 31, 2017 and December 31, 2016, collateralized by Pingtan Fishing’s 17 fishing vessels	-	1,080,000
Loan from China Development Bank, due on March 21, 2017 with variable annual interest rate based on London Interbank Offered Rate (“LIBOR”)(1) plus 230 basis points (3.211% at December 31, 2017 and 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.6 million (RMB 4 million) and collateralized by a related party’s land use right, and repaid on due date	-	3,000,000
Loan from China Development Bank, due on April 18, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.204% at December 31, 2017 and 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.6 million (RMB 4 million) and collateralized by a related party’s land use right, and repaid on due date	-	3,000,000
Loan from China Development Bank, due on April 18, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.257% at December 31, 2017 and 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.3 million (RMB 2 million) and collateralized by a related party’s land use right, and repaid on due date	-	1,500,000
Loan from China Development Bank, due on August 22, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.510% at December 31, 2017 and 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $1.0 million (RMB 6.5 million) and collateralized by a related party’s two vessels	-	5,000,000
Loan from China Development Bank, due on December 9, 2017 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.593% at December 31, 2017 and 2016), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.5 million (RMB 3.3 million) and collateralized by a related party’s two vessels	-	2,500,000
Loan from China Development Bank, due on March 8, 2018 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.721% at December 31, 2017), secured by the Company’s restricted cash which is a deposit with the lender of approximately $1 million (RMB 6.5 million) and collateralized by seven vessels	5,000,000	-
Loan from China Development Bank, due on April 24, 2018 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.721% at December 31, 2017), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.7 million (RMB 4.6 million) and collateralized by four vessels	3,500,000	-
Loan from Fujian Haixia Bank, due on September 11, 2018 with annual interest rate of 2.990% at December 31, 2017, collateralized by Pingtan Fishing’s 17 fishing vessels	1,509,750	-
	$14,600,978	$21,554,636

(1)	Represents six-month LIBOR rate on the loan commencement date.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 11 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. At December 31, 2017 and December 31, 2016, long-term bank loans consisted of the following:

	December 31, 2017	December 31, 2016
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% and 4.900% at December 31, 2017 and 2016, respectively, collateralized by Hong Long’s investment in equity interest of a China local bank	$-	$5,852,674
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% and 4.900% at December 31, 2017 and 2016, respectively, collateralized by Fujian International Trading and Transportation Co., Ltd.’s investment in equity interest of a China local bank	-	1,153,236
Loan from The Export-Import Bank of China, due on various dates until December 10, 2017 with annual interest rate of 4.750% and 4.900% at December 31, 2017 and 2016, respectively, guaranteed by Hong Long	-	4,742,684
Loan from The Export-Import Bank of China, due on various dates until January 30, 2023 with annual interest rate of 4.900% at December 31, 2017 and December 31, 2016, guaranteed by Xinrong Zhuo and Ping Lin and collateralized by 2 fishing vessels and collateralized by two related parties’ investments in equity interest of one PRC local banks.	14,538,888	18,019,317
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.145% at December 31, 2017 and December 31, 2016, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 6 fishing vessels	8,646,812	9,370,045
Total long-term bank loans	$23,185,700	$39,137,956
Less: current portion	(5,968,596)	(17,298,544)
Long-term bank loans, non-current portion	$17,217,104	$21,839,412

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending December 31,	Principal
2018	$5,968,596
2019	6,045,116
2020	4,591,228
2021	1,606,930
2022	1,759,971
Thereafter	3,213,859
$23,185,700
Less: current portion	(5,968,596)
Long-term liability	$17,217,104

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 11 – BANK LOANS (continued)

The weighted average interest rate for short-term bank loans was approximately 4.4%, 4.2% and 3.2% for the years ended December 31, 2017, 2016 and 2015, respectively.

The weighted average interest rate for long-term bank loans was approximately 5.0%, 6.7% and 5.7% for the years ended December 31, 2017, 2016 and 2015, respectively.

For the years ended December 31, 2017, 2016 and 2015, interest expense related to bank loans amounted to $2,606,822, $3,011,359 and $3,630,200, respectively, of which, $203,609, $1,039,092 and $0 was capitalized to construction-in-progress, respectively.

NOTE 12 – ACCRUED LIABILITIES AND OTHER PAYABLES

At December 31, 2017 and December 31, 2016, accrued liabilities and other payables consisted of the following:

	December 31, 2017	December 31, 2016
Accrued salaries and related benefits	$4,667,352	$4,126,938
Accrued interest due	64,731	92,329
Other	622,533	180,269
	$5,354,616	$4,399,536

NOTE 13 – SHAREHOLDERS’ EQUITY

Warrants

An aggregate of 30,329,883 ordinary shares and 3,966,667 warrants were originally issued by CGEI to Chum Capital Group Limited, in connection with a private placement prior to CGEI’s initial public offering, and that became exercisable for the Company’s ordinary shares beginning on March 27, 2013 (the “Sponsor Warrants”). The Sponsor Warrants were registered for resale by the selling security-holders under Form S-3 filed on June 17, 2013 and declared effective on June 19, 2013. On June 2, 2011, the Company sold 5,000,000 units, at an offering price of $10.00 per unit, generating gross proceeds of $50,000,000. Each unit consisted of one ordinary share, $0.001 par value, of the Company and one purchase warrant. Each warrant will entitle the holder to purchase from the Company one ordinary share at an exercise price of $12.00 commencing upon the completion of a business combination and expiring five years from the consummation of a business combination. The Company also registered an aggregate of 8,966,667 ordinary shares that are issuable by the Company upon exercise of the 3,966,667 Sponsor Warrants and 5,000,000 warrants that were issued in the CGEI’s initial public offering (the “Public Warrants”) and that became exercisable upon the consummation of the transactions contemplated by that certain Agreement and Plan of Merger, dated as of October 24, 2012, between CGEI, CDGC, China Growth Dredging Sub Ltd. and Xinrong Zhuo and by that certain Share Purchase Agreement, dated as of October 24, 2012, between CGEI and Merchant Supreme.

Each Public Warrants and Sponsor Warrant (the “Warrants”) entitles the registered holder thereof to purchase one of the Company’s ordinary shares upon payment of the exercise price of $12.00 per share.

The Sponsor Warrants are identical to the Public Warrants except that the Sponsor Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and will not be redeemable by the Company, in each case so long as they are still held by these purchases or their transferees.

In accordance with U.S. GAAP, the Company accounted for the Warrants as equity instruments.

There were no stock warrants issued, expired/terminated/forfeited, exercised during the years ended December 31, 2017 and 2016.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 13 – SHAREHOLDERS’ EQUITY (continued)

The following table summarizes the shares of the Company’s ordinary stock issuable upon exercise of warrants outstanding and exercisable at December 31, 2017:

Warrants (continued)

Warrants outstanding				Warrants exercisable
Exercise price	Number outstanding at December 31, 2017	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at December 31, 2017	Weighted average exercise price
$12.00	8,966,667	0.2	$12.00	8,966,667	$12.00

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

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. As of December 31, 2015, the Company appropriated the required 50% of its registered capital to statutory reserve for Heyue. Accordingly, no additional statutory reserve for Heyue is required for the year ended December 31, 2017. The Company made appropriation to statutory reserve for Pingtan Fishing amounted to $3,586,516 by the end of year 2017.

Pingtan Guansheng, Pingtan Dingxin, Pingtan Duoying ,Pingtan Ruiying, Pingtan Ocean, Fuzhou Howcious Management, Fuzhou Howcious Investment, Pingtan Shinsilkroad and Pingtan Yikang had sustained losses since their establishments. No appropriation to statutory reserves for them was required as they incurred recurring net losses.

For the years ended December 31, 2017 and 2016, statutory reserve activities for Pingtan Fishing and Fujian Heyue were as follows:

	Pingtan Fishing	Fujian Heyue	Total
Balance - December 31, 2015	$8,587,645	$804,182	$9,391,827
Addition to statutory reserve	-	-	-
Balance – December 31, 2016	8,587,645	804,182	9,391,827
Addition to statutory reserve	3,586,516	-	3,586,516
Balance – December 31, 2017	$12,174,161	$804,182	$12,978,343

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At December 31, 2017 and 2016, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

	Year Ended December 31,
Customer	2017	2016	2015
A	11%	*	*
B	11%	*	*

* less than 10%

Two customers, whose outstanding accounts receivable accounted for 10% or more of the Company’s total outstanding accounts receivable at December 31, 2017, accounted for 28.9% of the Company’s total outstanding accounts receivable at December 31, 2017. No customer accounted for 10% or more of the Company’s total outstanding accounts receivable at December 31, 2016.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS (continued)

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
Supplier	2017	2016	2015
A (Hong Fa Shipping Limited, a related party)	23%	44%	30%
B (Hong Long, a related party)	26%	*	11%
C	13%	*	*
D (Hai Yi Shipping Limited, a related party)	*	25%	14%
E	*	13%	*
F (PT Avona Mina Lestari, a related party)	*	*	34%

* less than 10%

Three suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2017, accounted for 70.7% of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2017. Three suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2016, accounted for 95.9% of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2016.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of December 31, 2017 and 2016, which have not been reflected in its consolidated financial statements.

Operating lease

See note 10 for related party operating lease commitment.

Rental payment and related administrative service charge

See note 10 for related party rental and related administrative service agreement commitment.

Fishing vessels construction agreement

On February 20, 2017, the Company entered into an agreement with Huanghai Ship Construction Co., Ltd. (“Huanghai”) related to the construction of 2 squid jigging vessels. The project requires a total investment of RMB 67.0 million (approximately $10.0 million). The funds are required to be invested over the construction period of the project. As of December 31, 2017, the construction of 2 squid jigging vessels have been completed and Pingtan Fishing has paid RMB 65.5 million (approximately $9.7 million) of the total investment.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 16 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.

Condensed Parent Company Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$-	$136,750
Other receivable	75,000	75,000
Investments in subsidiaries and VIEs at equity	143,479,989	128,507,533
Total current assets	143,554,989	128,719,283
Other assets:
Property, plant and equipment	21,038,175	22,359,945
Total assets	$164,593,164	$151,079,228
LIABILITIES AND EQUITY
Current liabilities:
Due to related parties	$17,088,008	$11,366,974
Total liabilities	17,088,008	11,366,974
Shareholders’ equity:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at December 31, 2017 and 2016)	79,055	79,055
Additional paid-in capital	81,682,599	111,008,085
Retained earnings	53,327,532	26,830,042
Accumulated other comprehensive loss	(5,731,889)	(12,879,051)
Total equity attributable to owners of the company	129,357,297	125,038,131
Non-controlling interest	18,147,859	14,674,123
Total shareholders’ equity	147,505,156	139,712,254
Total liabilities and equity	$164,593,164	$151,079,228

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 16 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.

Condensed Parent Company Statements of Operations

	For the Year Ended December 31,
	2017	2016	2015
Revenue	$-	$-	$-
Cost of revenue	-	-	-
Operating expenses:
General and administrative	(3,147,934)	(2,456,219)	(2,074,964)
Total operating expenses	(3,147,934)	(2,456,219)	(2,074,964)
Loss from operations	(3,147,934)	(2,456,219)	(2,074,964)
Other (expense) income	(1,235)	(542)	(593)
Loss attributable to parent only	(3,149,169)	(2,456,761)	(2,075,557)
Equity in income (loss) of subsidiaries and VIEs	35,669,300	(12,220,550)	21,633,959
Net income (loss)	32,520,131	(14,677,311)	19,558,402
Less: net income (loss) attributable to the non-controlling interest	2,860,438	(959,688)	1,205,485
Net income (loss) attributable to owners of the company	$29,659,693	$(13,717,623)	$18,352,917

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 16 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.

Condensed Parent Company Statements of Cash Flows

	For the Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITES
Net income (loss)	$32,520,131	$(14,677,311)	$19,558,402
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in loss (income) of subsidiaries and VIEs	(35,669,300)	12,220,550	(21,633,959)
Changes in assets and liabilities:
Prepaid expenses	-	-	2,819
Other receivable	-	-	(75,000)
Accrued liabilities and other payables	-	-	(11,099)
Due to related parties	1,163,743	20,000	2
NET CASH USED IN OPERATING ACTIVITIES	(1,985,426)	(2,436,761)	(2,158,835)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment payments to subsidiaries and VIEs	-	(114,036)	(244,033)
NET CASH USED IN INVESTING ACTIVITIES	-	(114,036)	(244,033)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired from subsidiaries and VIEs	(691,947)	614,800	636,000
Advances from related parties	-	5,063,620	3,910,000
Return to related parties	5,702,826	-	-
Payments made for dividend	(3,162,203)	(3,162,202)	(2,371,652)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,848,676	2,516,218	2,174,348
NET (DECREASE) INCREASE IN CASH	(136,750)	(34,579)	(228,520)
CASH - beginning of year	136,750	171,329	399,849
CASH - end of year	$-	$136,750	$171,329

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

Note 3. Retained Earnings

The retained earnings in the Company’s stand-alone financial statements do not represent the distributable earnings of the Group as it includes the statutory reserve of its subsidiaries and VIEs in PRC of $12,978,343 and $9,391,827 as of December 31, 2017 and 2016, respectively.

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

	Quarter
2017	First	Second	Third	Fourth
Revenue	$5,661	$35,696	$5,463	$16,390
Gross profit (loss)	63	11,120	(1,306)	12,206
Net income (loss)	10,843	9,811	6,529	5,337
Net income (loss) attributable to owners of the company	9,920	8,957	5,953	4,830
Basic and diluted net income (loss) per ordinary share attributable to owners of the company	$0.13	$0.11	$0.08	$0.06

	Quarter
2016	First	Second	Third	Fourth
Revenue	$4,115	$2,104	$1,169	$13,153
Gross (loss) profit	(3,313)	(3,041)	(12,313)	9,879
Net (loss) income	(5,479)	(4,522)	(13,899)	9,223
Net (loss) income attributable to owners of the company	(5,100)	(4,225)	(12,823)	8,430
Basic and diluted net (loss) income per ordinary share attributable to owners of the company	$(0.06)	$(0.05)	$(0.16)	$0.11

NOTE 18 – SUBSEQUENT EVENT

On January 24, 2018, the Company’s Board of Directors declared a cash dividend of $0.01 per share to the Company’s common stock shareholders of record on February 6, 2018.

On February 26, 2018, the Sponsor Warrants and the Public Warrants expired.

On March 8, 2018, the Company repaid short-term bank loan of $5,000,000 to China Development Bank in according to loan repayment schedule.

