Form 10-Q
period 2018-03-31
Pingtan Marine Enterprise Ltd.
filed 2018-05-09
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 9, 2018, the outstanding number of shares of the registrant’s ordinary shares, par value $0.001 per share, was 79,055,053.

PINGTAN MARINE ENTERPRISE LTD.

FORM 10-Q

March 31, 2018

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, anticipated growth and growth strategies; need for additional capital and the availability of financing; operational, mechanical, climatic or other unanticipated issues that adversely affect the production capacity of the Company’s vessels; delays in deploying vessels; our ability to successfully manage relationships with customers, distributors and other important relationships; technological changes; competition; demand for our products and services; the deterioration of general economic conditions, whether internationally, nationally or in the local markets in which we operate; legislative or regulatory changes that may adversely affect our business; and those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$3,818,837	$2,005,540
Restricted cash	779,250	1,821,187
Accounts receivable, net of allowance for doubtful accounts	13,141,682	13,012,671
Inventories, net of reserve for inventories	5,451,133	3,560,261
Prepaid expenses	-	110,536
Other receivables	408,179	273,151

Total Current Assets	23,599,081	20,783,346

OTHER ASSETS:
Cost method investment	3,339,642	3,213,859
Equity method investment	31,704,915	30,521,466
Prepayment for long-term assets	12,030,153	11,577,057
Property, plant and equipment, net	134,838,554	135,042,467

Total Other Assets	181,913,264	180,354,849

Total Assets	$205,512,345	$201,138,195

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,514,298	$4,301,146
Accounts payable - related parties	1,271,257	1,803,698
Short-term bank loans	9,780,666	14,600,978
Long-term bank loans - current portion	6,202,191	5,968,596
Accrued liabilities and other payables	4,348,268	5,354,616
Accrued liabilities and other payables - related party	-	38,208
Due to related parties	5,201,527	4,348,693

Total Current Liabilities	34,318,207	36,415,935

OTHER LIABILITIES:
Long-term bank loans - non-current portion	17,890,937	17,217,104

Total Liabilities	52,209,144	53,633,039

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at March 31, 2018 and December 31, 2017)	79,055	79,055
Additional paid-in capital	81,682,599	81,682,599
Retained earnings	40,430,931	40,349,189
Statutory reserve	12,978,343	12,978,343
Accumulated other comprehensive loss	(576,195)	(5,731,889)
Total equity attributable to owners of the company	134,594,733	129,357,297
Non-controlling interest	18,708,468	18,147,859

Total Shareholders’ Equity	153,303,201	147,505,156

Total Liabilities and Shareholders’ Equity	$205,512,345	$201,138,195

See condensed notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

	For the Three Months Ended March 31,
	2018	2017

REVENUE	$10,884,268	$5,661,140

COST OF REVENUE	5,283,716	5,597,807

GROSS PROFIT	5,600,552	63,333

OPERATING EXPENSES:
Selling	481,451	388,718
General and administrative	1,559,597	1,087,872
General and administrative - depreciation	1,566,019	-
Grant income	(1,052,112)	(12,719,275)
Loss on fixed assets disposal	2,181,455	-

Total Operating Expenses (Profit)	4,736,410	(11,242,685)

PROFIT FROM OPERATIONS	864,142	11,306,018

OTHER INCOME (EXPENSE):
Interest income	19,764	147,383
Interest expense	(462,259)	(703,076)
Foreign currency transaction gain	573,992	98,451
Loss on equity method investment	(10,951)	(6,252)

Total Other Income (Expense), net	120,546	(463,494)

INCOME BEFORE INCOME TAXES	984,688	10,842,524

INCOME TAXES	-	-

NET INCOME	$984,688	$10,842,524

LESS: NET INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	112,395	922,370

NET INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$872,293	$9,920,154

COMPREHENSIVE INCOME :
NET INCOME	984,688	10,842,524
OTHER COMPREHENSIVE GAIN
Unrealized foreign currency translation gain	5,603,908	641,048
COMPREHENSIVE INCOME	$6,588,596	$11,483,572
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	560,609	973,026
COMPREHENSIVE INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$6,027,987	$10,510,546

NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$0.01	$0.13

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053

See condensed notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
	Ordinary Shares		Additional			Accumulated Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders’
	Shares	Amount	Capital	Earnings	Reserve	Loss	Interest	Equity

Balance, December 31, 2017	79,055,053	$79,055	$81,682,599	$40,349,189	$12,978,343	$(5,731,889)	$18,147,859	$147,505,156

Net income	-	-	-	872,293	-	-	112,395	984,688

Dividend declared	-	-	-	(790,551)	-	-	-	(790,551)

Foreign currency translation adjustment	-	-	-	-	-	5,155,694	448,214	5,603,908

Balance, March 31, 2018 (Unaudited)	79,055,053	$79,055	$81,682,599	$40,430,931	$12,978,343	$(576,195)	$18,708,468	$153,303,201

See condensed notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$984,688	$10,842,524
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	2,433,126	2,112,525
Increase in allowance for doubtful accounts	168,945	96,399
Decrease in reserve for inventories	64,468	277,017
Loss on equity method investment	10,951	6,252
Loss on disposal of fixed assets	2,181,455
Changes in operating assets and liabilities:
Accounts receivable	206,838	73,099
Inventories	(1,795,329)	(8,262,638)
Advances to suppliers	-	1,485,594
Prepaid expenses	113,507	8,205
Prepaid expenses - related party	-	(602,715)
Other receivables	(125,770)	29,923,685
Accounts payable	3,008,880	27,651
Accounts payable - related parties	(595,916)	1,880,905
Accrued liabilities and other payables	(1,200,760)	677,512
Accrued liabilities and other payables - related party	(38,208)	(18,281,290)
Due to related parties	(497,164)	(20,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,919,711	20,244,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(9,763,774)
Payments made for acquisition of fishing vessels from related party	-	(12,252,689)
Payments for equity method investment	-	(290,440)

NET CASH USED IN INVESTING ACTIVITIES	-	(22,306,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	-	5,100,335
Repayments of short-term bank loans	(5,000,000)	(3,190,832)
Decrease/(Increase) in restricted cash	1,100,075	(435,660)
Advances from related parties	1,847,136	1,180,000
Payments made for dividend	(790,551)	(790,551)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,843,340)	1,863,292

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(263,074)	(50,205)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,813,297	(249,091)

CASH AND CASH EQUIVALENTS - beginning of period	2,005,540	820,396

CASH AND CASH EQUIVALENTS - end of period	$3,818,837	$571,305

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$424,054	$587,221
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$-	$1,016,541
Property and equipment acquired on credit as payable	$-	$658,827
Fishing vessels acquired on credit as payable – related party	$-	$16,889,095

See condensed notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2018

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2018

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of March 31, 2018 are as follows:

Name of subsidiaries	Place and date of incorporation	Percentage of ownership	Principal activities
Merchant Supreme Co., Ltd. (Merchant Supreme”)	BVI, June 25, 2012	100% held by PME	Intermediate holding company

Prime Cheer Corporation Ltd. (“Prime Cheer”)	Hong Kong, May 3, 2012	100% held by Merchant Supreme	Intermediate holding company

Pingtan Guansheng Ocean Fishing Co., Ltd. (“Pingtan Guansheng”)	PRC, October 12, 2012	100% held by Prime Cheer	Intermediate holding company

Fujian Heyue Marine Fishing Development Co., Ltd. (“Fujian Heyue”)	PRC, January 27, 2015	100% held by Pingtan Guansheng	Intermediate holding company

Fujian Provincial Pingtan County Fishing Group Co., Ltd. (“Pingtan Fishing”)	PRC, February 27, 1998	92% held by Fujian Heyue	Oceanic fishing

Pingtan Dingxin Fishing Information Consulting Co., Ltd. (“Pingtan Dingxin”)	PRC, October 23, 2012	100% held by Pingtan Fishing	Dormant

Pingtan Duoying Fishing Information Consulting Co., Ltd. (“Pingtan Duoying”)	PRC, October 23, 2012	100% held by Pingtan Fishing	Dormant

Pingtan Ruiying Fishing Information Consulting Co., Ltd. (“Pingtan Ruiying”)	PRC, October 23, 2012	100% held by Pingtan Fishing	Dormant

Pingtan Yikang Global Fishery Co.,Ltd. (“Yikang Fishery”)	PRC, September 14, 2017	100% held by Pingtan Fishing	Dormant

Pingtan Shinsilkroad Fishery Co., Ltd. (“Shinsilkroad Fishery”)	PRC, September 14, 2017	100% held by Pingtan Fishing	Dormant

Fuzhou Howcious Investment Co., Ltd (“Howcious Investment”)	PRC, September 5, 2017	100% held by Pingtan Fishing	Dormant

Fuzhou Howcious Restaurant Management Co., Ltd (“Howcious Management”)	PRC, August 16, 2017	100% held by Pingtan Fishing	Dormant

Pingtan Ocean Fishery Co., Ltd (“Ocean Fishery”)	PRC, July 21, 2017	100% held by Pingtan Fishing	Dormant

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
MARCH 31, 2018

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 14, 2018.

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2018 and 2017 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and Hong Kong and none of these deposits are covered by insurance. At March 31, 2018 and December 31, 2017, cash balances in the PRC are $3,659,053 and $1,995,465, respectively, and cash balances in Hong Kong are $159,784 and $10,075, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash consists of cash deposits held by China Development Bank to secure short term bank loans from China Development Bank. At March 31, 2018 and December 31, 2017, restricted cash amounted $779,250 and $1,821,187, respectively.

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, inventories, advances to suppliers, prepaid expenses, prepaid expenses – related party, other receivables, other receivables – related party, accounts payable, accounts payable – related parties, bank loans, accrued liabilities and other payables, accrued liabilities and other payables – related party, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. As of March 31, 2018, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term bank borrowings that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of March 31, 2018. As of March 31, 2018, the Company does not have any level 3 financial instruments.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2018

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At March 31, 2018 and December 31, 2017, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $240,978 and $67,379, respectively.

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

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. At March 31, 2018 and December 31, 2017, the Company recorded a reserve for inventories in the amount of $65,238 and $0, respectively.

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales, estimated current and future market value.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The Company did not make such arrangement at March 31, 2018 and December 31, 2017, respectively.

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
MARCH 31, 2018

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

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $0 and $5,336 for the three months ended March 31, 2018 and 2017, respectively, in the fishing vessels under construction.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charge for the three months ended March 31, 2018 and 2017.

Revenue recognition

Pursuant to the guidance of ASC Topic 606, the Company recognizes revenue when a sales arrangement with a customer exists (e.g., contract, purchase orders, others), transaction price is fixed or determinable and the Company has satisfied its performance obligation per the sales arrangement. Company sales arrangements have standard payment terms that do not exceed a year. The majority of Company revenue originates from contracts with a single performance obligation to deliver products. The Company's performance obligations are satisfied when control of the product is transferred to the customer per the arranged shipping terms.

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of March 31, 2018 and December 31, 2017.

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
MARCH 31, 2018

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
MARCH 31, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company has not recorded deferred income taxes applicable to undistributed earnings of the subsidiaries located in the PRC because it is the present intention of management to reinvest the undistributed earnings indefinitely in PRC. The cumulative undistributed earnings from PRC subsidiaries amounted to approximately $208.8 million and $207.5 million as of March 31, 2018 and December 31, 2017, respectively, which are included in consolidated retained earnings. Generally, such earnings become subject to the PRC tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of March 31, 2018, and December 31, 2017, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and totaled $89,178 and $142,900 for the three months ended March 31, 2018 and 2017, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $86,504 and $83,395 for the three months ended March 31, 2018 and 2017, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expense on the accompanying consolidated statements of operations and comprehensive income. Advertising totaled $0 and $29,044 for the three months ended March 31, 2018 and 2017, respectively.

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expense. The Company did not incur any research and development costs during the three months ended March 31, 2018 and 2017.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing is the Chinese Renminbi (“RMB”). For the subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2018 and 2017 was $(263,074) and $(50,205), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2018

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

Asset and liability accounts at March 31, 2018 and December 31, 2017 were translated at 6.2881 RMB to $1.00 and at 6.5342 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the three months ended March 31, 2018 and 2017 were 6.3632 RMB and 6.8861 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net income per share are computed by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of ordinary shares, ordinary share equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of the ordinary shares issuable upon the exercise of ordinary share warrants (using the treasury stock method). Ordinary share equivalents are not included in the calculation of diluted earnings per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended March 31,
	2018	2017
Net income available to owners of the Company for basic and diluted net income per share of ordinary share	$872,293	$9,920,154
Weighted average ordinary shares outstanding - basic and diluted	79,055,053	79,055,053
Net income per ordinary share attributable to owners of the Company - basic and diluted	$0.01	$0.13

For the three months ended 2017, warrants to purchase 8,966,667 ordinary shares have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect. The warrants had expired as of March 31, 2018.

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of March 31, 2018, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2018 and 2017 included net income and unrealized gain from foreign currency translation adjustments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2018 and December 31, 2017. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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
MARCH 31, 2018

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

NOTE 3 – ACCOUNTS RECEIVABLE

At March 31, 2018 and December 31, 2017, accounts receivable consisted of the following:

	March 31, 2018	December 31, 2017
Accounts receivable	$13,382,660	$13,080,050
Less: allowance for doubtful accounts	(240,978)	(67,379)
	$13,141,682	$13,012,671

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2018

NOTE 4 – INVENTORIES

At March 31, 2018 and December 31, 2017, inventories consisted of the following:

	March 31, 2018	December 31, 2017
Frozen fish and marine catches in warehouse	$5,511,500	$1,571,622
Frozen fish and marine catches in transit	4,871	1,988,639
	5,516,371	3,560,261
Less: reserve for inventories	(65,238)	-
	$5,451,133	$3,560,261

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates.

NOTE 5 – OTHER RECEIVABLES

At March 31, 2018 and December 31, 2017, other receivables consisted of the following:

	March 31, 2018	December 31, 2017
Security deposit	$75,000	$75,000
Other	333,179	198,151
	$408,179	$273,151

NOTE 6 – COST METHOD INVESTMENT

At March 31, 2018 and December 31, 2017, cost method investment amounted to $3,339,642 and $3,213,859, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.3 million) to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8% investment in the total equity investment of the bank as of March 31, 2018 and December 31, 2017.

In according to ASC 325, the Company uses the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank. Long-term investment for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of March 31, 2018 and December 31, 2017.

NOTE 7 – EQUITY METHOD INVESTMENT

At March 31, 2018 and December 31, 2017, equity method investment amounted to $31,704,915 and $30,521,466, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. In April 2017, these two companies sold their shares to another unrelated party, Zhen Lin. As of March 31, 2018, Pingtan Fishing and Zhen Lin accounted for 20% and 80% of the total ownership, respectively.

Global Deep Ocean will process, cold storage, and transport Deep Ocean fishing products. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $159.0 million) and as of March 31, 2018, Pingtan Fishing had contributed its share of registered capital of RMB 200 million (approximately $31.8 million).

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three months ended March 31, 2018 and 2017, the Company’s share of Global Deep Ocean’s net loss was $10,951 and $6,252, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2018

NOTE 7 – EQUITY METHOD INVESTMENT (continued)

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	March 31, 2018	December 31, 2017
Current assets	$69,596,363	$49,372,645
Noncurrent assets	7,293,788	6,974,590
Current liabilities	102,730	151,312
Noncurrent liabilities	18,447,544	-
Equity	58,339,877	56,195,923

	Three Months Ended March 31,
	2018	2017
Net revenue	$-	$-
Gross profit	-	-
Loss from operation	54,756	31,158
Net loss	54,756	31,158

NOTE 8 – PREPAYMENT FOR LONG-TERM ASSETS

At March 31, 2018 and December 31, 2017, prepayment for long-term assets consisted of prepayment for fishing vessels’ construction. The Company reclassifies the prepayment for fishing vessels’ construction to construction-in-progress using the percentage of completion method.

For the three months ended March 31, 2018, a summary of activities in prepayment for long-term assets was as follows:

Prepayment for fishing vessels’ construction
Balance - December 31, 2017	$11,577,057
Foreign currency fluctuation	453,096
Balance – March 31, 2018	$12,030,153

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

At March 31, 2018 and December 31, 2017, property, plant and equipment consisted of the following:

	Useful life	March 31, 2018	December 31, 2017
Fishing vessels	10 - 20 Years	$164,392,046	$164,748,753
Office and other equipment	3 – 5 Years	471,692	453,927
Construction-in-progress	-	-	-
		164,863,738	165,202,680
Less: accumulated depreciation		(30,025,184)	(30,160,213)
		$134,838,554	$135,042,467

For the three months ended March 31, 2018 and 2017, depreciation expense amounted to $2,433,126 and $2,112,525, respectively, of which $813,806 and $2,112,340, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2018

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT (continued)

At March 31, 2018 and December 31, 2017, the Company had 29 and 36 fishing vessels with net carrying amount of approximately $25.0 million and $30.3 million, respectively, pledged as collateral for its bank loans.

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

NOTE 10 – RELATED PARTIES TRANSACTIONS

Accounts payable - related parties

At March 31, 2018 and December 31, 2017, accounts payable - related parties consisted of the following:

Name of related party	March 31, 2018	December 31, 2017
Hong Fa Shipping Limited (1)	$1,231,692	$1,231,692
Hong Long (2)	39,565	572,006
	$1,271,257	$1,803,698

(1)	An entity controlled by the Company’s CEO.

(2)	Hong Long is an affiliate company majority owned by an immediate family member of the Company’s CEO.

These accounts payable – related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2018

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Accrued liabilities and other payables – related party

At March 31, 2018 and December 31, 2017, the accrued liabilities and other payables – related party consisted of the following:

Name of related party	March 31, 2018	December 31, 2017
Hai Yi	$-	$38,208

The amount of accrued liabilities and other payables - Hai Yi is rent due to Hai Yi Shipping Limited.

Due to related parties

At March 31, 2018 and December 31, 2017, the due to related parties amount consisted of the following:

	March 31, 2018	December 31, 2017
Accrued compensation for Roy Yu, Chief Financial Officer	$20,000	$20,000
Accrued compensation for Xinrong Zhuo	-	3,328
Advance from Xinrong Zhuo, Chief Executive Officer	5,181,527	4,325,365
	$5,201,527	$4,348,693

The advance from Xinrong Zhuo, the Company’s Chief Executive Officer, is for working capital purposes and short-term in nature, non-interest bearing, unsecured and payable on demand.

Operating lease

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO, (the “Office Lease”). The Company renewed the Office Lease. Pursuant to the renewed Office Lease, the annual rent is RMB 84,000 (approximately $13,200) and the renewed Office Lease expires on July 31, 2018.

For the three months ended March 31, 2018 and 2017, rent expense related to the Office Lease amounted $3,300 and $3,050, respectively. Future minimum rental payment required under the Office Lease is as follows:

Twelve-month period Ending March 31:	Amount
2019	$4,400

Rental and related administrative service agreement

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office and provided related administrative service (the “Service Agreement”). The Company renewed the Service Agreement. Pursuant to the renewed Service Agreement, the monthly payments are HK$298,500 (approximately $38,000) and the renewed Service Agreement expired on December 31, 2017. On January 1, 2018, the Services Agreement was renewed to February 28, 2018 under the same conditions. On March 1, 2018, the Company entered into a lease agreement with the landlord directly under the same conditions.

For the three months ended March 31, 2018 and 2017, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $114,326 and $115,519, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2018

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Purchases from related parties

During the three months ended March 31, 2018 and 2017, purchases from related parties were as follows:

	Three Months Ended March 31,
	2018	2017
Purchase of fuel, fishing nets and other on-board consumables
from Hong Fa Shipping Limited	$-	$4,159,268
from Fuzhou Honglong Ocean Fishery Co., Ltd	596,988	-
from Hai Yi Shipping Ltd.	-	2,202,442
	596,988	6,361,710
Purchase of vessel maintenance service
from PT. Avona Mina Lestari	-	14,218
	$-	$14,218

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2018

NOTE 11 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. At March 31, 2018 and December 31, 2017, short-term bank loans consisted of the following:

	March 31, 2018	December 31, 2017
Loan from Fujian Haixia Bank, due on September 14, 2018 with annual interest rate of 7.178% at March 31, 2018 and December 31, 2017, collateralized by Pingtan Fishing’s 17 fishing vessels	$3,975,764	$3,826,023
Loan from Fujian Haixia Bank, due on September 30, 2018 with annual interest rate of 7.178% at March 31, 2018 and December 31, 2017, collateralized by Pingtan Fishing’s 17 fishing vessels	795,152	765,205
Loan from China Development Bank, due on March 8, 2018 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.721% at December 31, 2017), secured by the Company’s restricted cash which is a deposit with the lender of approximately $1 million (RMB 6.3 million) and collateralized by seven vessels	-	5,000,000
Loan from China Development Bank, due on April 24, 2018 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.721% at March 31, 2018 and December 31, 2017), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.7 million (RMB 4.4 million) and collateralized by four vessels	3,500,000	3,500,000
Loan from Fujian Haixia Bank, due on September 11, 2018 with annual interest rate of 2.990% at March 31, 2018 and December 31, 2017, collateralized by Pingtan Fishing’s 17 fishing vessels	1,509,750	1,509,750
	$9,780,666	$14,600,978

(1)	Represents six-month LIBOR rate on the loan commencement date.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2018

NOTE 11 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. At March 31, 2018 and December 31, 2017, long-term bank loans consisted of the following:

	March 31, 2018	December 31, 2017
Loan from The Export-Import Bank of China, due on various dates until January 30, 2023 with annual interest rate of 4.900% at March 31, 2018 and December 31, 2017, guaranteed by Xinrong Zhuo and Ping Lin and collateralized by 2 fishing vessels and collateralized by two related parties’ investments in equity interest of one PRC local banks	$15,107,902	$14,538,888
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.145% at March 31, 2018 and December 31, 2017, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 6 fishing vessels	8,985,226	8,646,812
Total long-term bank loans	$24,093,128	$23,185,700
Less: current portion	(6,202,191)	(5,968,596)
Long-term bank loans, non-current portion	$17,890,937	$17,217,104

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending March 31,	Principal
2019	$6,202,191
2020	6,281,707
2021	4,770,916
2022	1,669,821
2023	4,214,310
Thereafter	954,183
$24,093,128
Less: current portion	(6,202,191)
Long-term liability	$17,890,937

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2018

NOTE 11 – BANK LOANS (continued)

The weighted average interest rate for short-term bank loans was approximately 5.1% and 3.8% for the three months ended March 31, 2018 and 2017, respectively.

The weighted average interest rate for long-term bank loans was approximately 5.1% and 5.0% for the three months ended March 31, 2018 and 2017, respectively.

For the three months ended March 31, 2018 and 2017, interest expense related to bank loans amounted to $462,259 and $708,412, respectively, of which, $0 and $5,336 was capitalized to construction-in-progress, respectively.

NOTE 12 – ACCRUED LIABILITIES AND OTHER PAYABLES

At March 31, 2018 and December 31, 2017, accrued liabilities and other payables consisted of the following:

	March 31, 2018	December 31, 2017
Accrued salaries and related benefits	$3,951,249	$4,667,352
Accrued interest due	105,926	64,731
Other	291,093	622,533
	$4,348,268	$5,354,616

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

The warrants had expired as of March 31, 2018.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2018

NOTE 13 – SHAREHOLDERS’ EQUITY (continued)

Statutory reserve

Pingtan Guansheng, Fujian Heyue, Pingtan Fishing, Pingtan Dingxin, Pingtan Duoying and Pingtan Ruiying, which operate in the PRC are required to reserve 10% of their net profits after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year. The statutory reserves of the Company represent the statutory reserves of the above-mentioned companies as required under the PRC law.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. As of December 31, 2015, the Company appropriated the required 50% of its registered capital to statutory reserve for Heyue. Accordingly, no additional statutory reserve for Heyue is required for the three months ended March 31, 2018. The Company will make appropriation to statutory reserve for Pingtan Fishing by the end of year 2018.

Pingtan Guansheng, Pingtan Dingxin, Pingtan Duoying ,Pingtan Ruiying, Pingtan Ocean, Fuzhou Howcious Management, Fuzhou Howcious Investment, Pingtan Shinsilkroad and Pingtan Yikang had sustained losses since their establishments. No appropriation to statutory reserves for them was required as they incurred recurring net losses.

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At March 31, 2018 and December 31, 2017, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
Customer	2018	2017
A	24%	13%
B	13%	*
C	11%	*
D	*	13%

*	less than 10%

Six and two customers accounted for 10% or more of the Company’s total outstanding accounts receivable at March 31, 2018 and December 31, 2017, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2018

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS (continued)

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
Supplier	2018	2017
A	33%	*
B	21%	*
C	18%	*
D (Hong Long, a related party)	10%	25%
E (Hong Fa Shipping Limited, a related party)	*	38%
F (Hai Yi Shipping Ltd., a related party)	*	20%
G	*	14%

*	less than 10%

Three suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at March 31, 2018, accounted for 73.79% of the Company’s total outstanding accounts payable and accounts payable – related parties at March 31, 2018.

Three suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2017, accounted for 70.7% of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2017.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of March 31, 2018 and December 31, 2017, which have not been reflected in its consolidated financial statements.

Operating lease

See note 10 for related party operating lease commitment.

Rental payment and related administrative service charge

See note 10 for related party rental and related administrative service agreement commitment.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2018

NOTE 16 – SUBSEQUENT EVENTS

27 fishing vessels of the Company have received approval dated April 2, 2018 from the Ministry of Agriculture and Rural Affairs of the People’s Republic of China and are expected to operate in the international waters of the Indian Ocean after completion of modification and rebuilding. The Company has signed an agreement with Huanghai Shipbuilding Co., Ltd. and officially commenced the modification and rebuilding project for its 27 fishing vessels on April 17, 2018.

On April 16, 2018, the Company’s Board of Directors declared a dividend of $0.01 per share to the Company’s holders of ordinary shares of record on April 30, 2018.

On April 24, 2018, the Company repaid a short-term bank loan of $3,500,000 to China Development Bank in accordance with the loan repayment schedule.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Pingtan Marine Enterprise Ltd. for the three months ended March 31, 2018 and 2017 should be read in conjunction with the Pingtan Marine Enterprise Ltd. unaudited financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 14, 2018. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements .

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

As of March 31, 2018, we own 91 trawlers, 15 drifters, 6 squid jigging vessels, 4 longline fishing vessels, 3 light luring seine vessels, 1 transport vessel and have exclusive operating license rights to 20 drifters. We are the second largest China-based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 14.2 years. On April 2, 2018, 25 trawlers and 2 drifters received approval from the MOA to operate in the international waters of Indian Ocean. These 27 vessels are in the modification and rebuilding project that started on April 17, 2018. All of our vessels are approved by the MOA and, to the extent required, licensed by foreign fishing territories where they operate, subject to any foreign government’s moratorium or any suspensions or revocations that apply to the vessels or local entities, as described below.

Among the 140 vessels, 12 are located in the Bay of Bengal in India; 11 are located in international waters (including 1 refrigerated transport vessel); and 13 are located in the Democratic Republic of Timor-Leste but are currently not operating as described above; 27 vessels are in the modification and rebuilding project. The remaining 77 vessels are licensed by the MOA to operate in the Arafura Sea in Indonesia. The vessels in Indonesian waters, however, are not in operation because the licenses are currently inactive due to either the moratorium discussed below, the revocation of the fishery business license of the local entity through which the vessels operate, or, with respect to four vessels, the revocation of the local fishing licenses.

We catch nearly 50 different species of fish including ribbon fish, croaker fish, squid, cuttle fish, sailfish and mackerel. All of our catch is shipped back to China. Our fishing vessels transport frozen catch to a cold storage warehouse nearby onshore fishing bases. We then arrange chartered transportation ships to deliver frozen stocks to cold storage warehouses located in one of China’s largest seafood trading centers, Mawei Seafood Market in Fujian Province.

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

●	Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable government agencies. Our inability to obtain, or loss or denial of extensions to, any of our applicable licenses or permits could hamper our ability to generate revenue from our operations.

●	Resource & environmental factors: Our fishing expeditions are based in the Indian Exclusive Economic Zone, international waters of Atlantic and Pacific Oceans, Indo-Pacific waters, and the Arafura Sea of Indonesia. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also have impact our harvest volume.

●	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●	Competition: We engage in the business in the Bay of Bengal in India, international waters of Atlantic and Pacific Oceans, Indo-Pacific waters, and the Arafura Sea of Indonesian. Competition within our dedicated fishing areas is not currently significant as the region is not overfished or regulated by government limits on the number of vessels that are allowed to fish in the territories; however, there is no guarantee that competition will not become more intense. Competition in the consumer market in China, however, is keen. We compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. We believe our catch appeals to a wide segment of consumers because of the low price points of our products.

●	Fishing licenses: Each of our fishing vessels requires approval from the Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are granted annually and normally valid for a period of twelve months; when the inspection certificate of a vessel is valid for less than 12 months, the approval will be granted with the validity period equal to that indicated on the inspection certificate and will be extended to full validity period when new inspection certificate is issued. Different countries may have different policies for foreign cooperation in fisheries. Some countries require fishing licenses issued by the accessed country; some others may require establishment of a joint venture or sole proprietorship to obtain local licenses. During the Indonesian moratorium, we were informed that fishing licenses of four vessels operated through PT Avona, one of the local companies through which we conduct business in Indonesia, and the fishery business license of PT Dwikarya, the other local company through which we conduct business in Indonesia, were revoked. In September 2017, we were informed that the fishing licenses of the 13 vessels operating in the Indo-Pacific water of Timor-Leste were suspended and the vessels were docked in the port by the MAF.

RESULTS OF OPERATIONS

Comparison of results of operations for the three months ended March 31, 2018 and 2017

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

For the three months ended March 31, 2018 and 2017, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended March 31, 2018
	Revenue	Volume (KG)	Average price	Percentage of revenue
Ribbon fish	$4,076	1,207,323	$3.38	37.5%
Croaker fish	3,166	1,127,546	2.81	29.1%
Peru squid	2,348	1,064,845	2.21	21.6%
Cuttle fish	240	42,406	5.66	2.2%
Sailfish	180	44,062	4.09	1.7%
Chub mackerel	171	181,647	0.94	1.6%
Others	703	250,833	2.80	6.3%
Total	$10,884	3,918,662	$2.78	100.0%

	Three Months Ended March 31, 2017
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$2,857	1,154,679	$2.47	50.5%
Ribbon fish	1,860	597,317	3.11	32.9%
Conger eel	400	176,871	2.26	7.1%
Reefcod	183	139,200	1.31	3.2%
Slender shad	143	75,976	1.89	2.5%
Squid	69	13,512	5.08	1.2%
Others	149	65,443	2.28	2.6%
Total	$5,661	2,222,998	$2.55	100.0%

For the three months ended March 31, 2018, we had revenue of $10,884,268, as compared to revenue of $5,661,140 for the three months ended March 31, 2017, an increase of $5,223,128, or 92.3%. The increase was mainly attributable to more fishing vessels being deployed to international waters for operation. Sales volumes in the three months ended March 31, 2018 increased 76.3% to 3,918,662 kg from 2,222,998 kg in the three months ended March 31, 2017. Average unit sale price increased 9.0% in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, which was primarily due to the different sales mix.

Cost of revenue

Our cost of revenue primarily consists of fuel cost, depreciation, direct labor cost, fishing vessels maintenance fee, other overhead costs, and reserve for inventories. Fuel cost, depreciation, and labor cost generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the three months ended March 31, 2018 and 2017 (dollars in thousands ):

	Three Months Ended March 31,
	2018			2017
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$3,333	63.2%	30.6%	$3,673	65.6%	64.9%
Labor cost	737	13.9%	6.8%	355	6.3%	6.3%
Depreciation	704	13.3%	6.5%	852	15.2%	15%
Freight	348	6.6%	3.2%	87	1.6%	1.5%
Spare parts	84	1.6%	0.8%	262	4.7%	4.6%
Reserve for inventories	64	1.2%	0.6%	277	4.9%	4.9%
Maintenance fee	12	0.2%	0.1%	88	1.6%	1.6%
Fishing license and agent fee	-	-	-	4	0.1%	0.1%
Other*	2	0.0%	0.0%	-	-	-
Total cost of revenue	$5,284	100.0%	48.6%	$5,598	100.0%	98.9%

*	Represents the cost of stamp duty generated from our sales contract.

Cost of revenue for the three months ended March 31, 2018 was $5,283,716, representing a decrease of $314,091 or 5.6% as compared to $5,597,807 for the three months ended March 31, 2017.

Gross profit

Our gross profit is affected primarily by changes in production costs. Fuel cost, depreciation, and labor cost together account for about 90.4% and 87.1% of cost of revenue for the three months ended March 31, 2018 and 2017, respectively. The fluctuation of fuel price, and change in labor cost may significantly affect our cost level and gross profit.

The following table sets forth information as to our revenue, cost of revenue, gross profit and gross margin for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Revenue	$10,884,268	$5,661,140
Cost of revenue	$5,283,716	$5,597,807
Gross profit	$5,600,552	$63,333
Gross margin	51.5%	1.1%

Gross profit for the three months ended March 31, 2018 was $5,600,552, representing an increase of $5,537,219 or 8,743.0% as compared to gross profit of $63,333 for the three months ended March 31, 2017 due to the increase in our sales revenue and the decrease in our unit sales costs of fish.

Gross margin increased to 51.5% for the three months ended March 31, 2018 from 1.1% for the three months ended March 31, 2017. The increase in gross margin for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily attributable to the decrease in our unit sales costs of fish resulting from the increase in our fishing activities by deploying more fishing vessels to international waters for operations.

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

Selling expense totaled $481,451 for the three months ended March 31, 2018, as compared to $388,718 for the three months ended March 31, 2017, an increase of $92,733 or 23.9%. Selling expense as a percentage of revenue for the three months ended March 31, 2018 decreased to 4.4% from 6.9% for the three months ended March 31, 2017, which was mainly attributable to the increase in sales revenue. Selling expense for the three months ended March 31, 2018 and 2017 consisted of the following:

	Three Months Ended March 31,
	2018	2017
Insurance	$189,789	$77,093
Shipping and handling fees	89,178	142,900
Storage fees	73,866	63,737
Customs service charge	69,605	72,313
Advertising	-	29,044
Other	59,013	3,631
	$481,451	$388,718

●	For the three months ended March 31, 2018, insurance increased by $112,696, or 146.2%, as compared to the three months ended March 31, 2017. The change was mainly attributable to the different insured fishing vessels mix, and the Company purchased insurance for the new fishing vessels deployed in late 2017.

●	For the three months ended March 31, 2018, shipping and handling fees decreased by $53,722, or 37.6%, as compared to the three months ended March 31, 2017.

●	For the three months ended March 31, 2018, storage fees increased by $10,129, or15.9%, as compared to the three months ended March 31, 2017. The increase was mainly attributable to the storage fees occurred during the products processing for selling to JD.com..

●	For the three months ended March 31, 2018, customs service charge decreased slightly by $2,708, or 3.7%, as compared to the three months ended March 31, 2017.

●	For the three months ended March 31, 2018, advertising expenses decreased by $29,044, or 100.0%, as compared to the three months ended March 31, 2017, and mainly due to no advertising activities occurred during the three months ended March 31, 2018.

●	Other miscellaneous selling expense for the three months ended March 31, 2018 increased by $55,382, or 1,525.3%, as compared to the three months ended March 31, 2017.

General and administrative expense

General and administrative expense totaled $3,125,616 for the three months ended March 31, 2018, as compared to $1,087,872 for the three months ended March 31, 2017 an increase of $2,037,744 or 187.3%. General and administrative expense for the three months ended March 31, 2018 and 2017 consisted of the following:

	Three Months Ended March 31,
	2018	2017
Compensation and related benefits	$551,923	$286,132
Professional fees	540,366	448,671
Rent and related administrative service charge	117,626	118,569
Bad debt expense	168,945	96,399
Travel and entertainment	18,699	63,649
Other	1,728,057	74,452
	$3,125,616	$1,087,872

30

●

Compensation and related benefits increased by $265,791, or 92.9%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase was mainly attributable to booking the salaries of the crews that are not in operation in East Timor and Indonesia into G&A expenses of approximately $230,000 and an increase in benefits for our management staff of approximately $33,000.

●	Professional fees, which primarily consist of legal fees, accounting fees, investor relations services charge, valuation service fees, consulting fees, and other fees associated with being a public company, for the three months ended March 31, 2018, increased by $91,695, or 20.4%, as compared to the three months ended March 31, 2017. The increase was primarily attributable to an increase in accounting fees of approximately $350,000, and an increase in consulting fees of approximately $93,000, offset by a decrease in professional fees of approximately $351,000.

●	Rent and related administrative service charge remained consistent for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

●	For the three months ended March 31, 2018, we recorded bad debt expense of $168,945 as compared to $96,399 for the three months ended March 31, 2017. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●	For the three months ended March 31, 2018, travel and entertainment expense decreased by $44,950, or 70.6% as compared to the three months ended March 31, 2017. The decrease was mainly attributable to a decrease in travel expense of approximately $25,000 and a decrease in entertainment expense of approximately $20,000.

●	Other general and administrative expense primarily consist of insurance, communication fees, office supply, miscellaneous taxes, bank service charge, depreciation, and NASDAQ listing fee. For the three months ended March 31, 2018, other general and administrative expense increased by $1,653,605, or 2221.0%, as compared to the three months ended March 31, 2017. The significant increase is due to recording the depreciation of approximately $1,600,000 for vessels located in Indonesian and Indo-Pacific waters that are not operating as operation expense rather than cost of revenue. Therefore, the depreciation for operating expenses for the three months ended March 31, 2018 increased as compared to the three months ended March 31 2017.

Grant Income

The grant income mainly consists of an incentive granted by the Chinese government to encourage the development of ocean fishing industry in order to satisfy the demand of natural seafood in China and other small miscellaneous grant income from the Chinese government. For the three months ended March 31, 2018, grant income decreased by $11,667,163, or 91.7% as compared to the three months ended March 31, 2017. The decrease was mainly due to the grant income for reimbursement of our fuel expenditure related to 2015 was received in the first quarter of 2017 due to the delay in government approval process.

Loss on fixed assets disposal

Loss on fixed assets disposal represents the gain or loss on the disposal of fixed assets we recorded as it incurred. The loss on fixed assets disposal was $2,181,455 and $0 for the three months ended March 31 2018 and 2017, respectively. This was mainly due to 27 fishing vessels were dismantled for modification and rebuilding project.

Income from operations

As a result of the factors described above, for the three months ended March 31, 2018, income from operations amounted to $864,142, as compared to $11,306,018 for the three months ended March 31, 2017, a change of $10,441,876, or 92.4%.

Other income/expense

Other income/expense mainly include interest income from bank deposits, interest expense generated from short-term and long-term bank borrowings, foreign currency transaction gain, and loss on equity method investment.

For the three months ended March 31, 2018, other income, net, amounted to $120,546 as compared to other expense, net, of $463,494 for the three months ended March 31, 2017, a change of $584,040, or 126.0%, which was primarily attributable to a decrease in interest expenses of approximately $241,000, an increase in foreign currency transaction gain of approximately $476,000, offset by a decrease in interest income of approximately $128,000.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the three months ended March 31, 2018 and 2017.

Net income

As a result of the factors described above, our net income was $984,688 for the three months ended March 31, 2018, compared to net income of $10,842,524 for the three months ended March 31, 2017, a decrease of $9,857,836 or 90.9%. Excluding the one-off effect of a loss on fixed assets disposal of $2,181,455, which resulted from 27 fishing vessels being dismantled for modification and rebuilding project, the net income would be $3,166,143 for the three months ended March 31, 2018.

Net income attributable to owners of the Company

The net income attributable to owners of the Company was $872,293, or $0.01 per ordinary share (basic and diluted) for the three months ended March 31, 2018, compared to net incomes attributable to owners of the Company of $9,920,154, or $0.13 per ordinary share (basic and diluted) for the three months ended March 31, 2017, a change of $9,047,861 or 91.2%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $5,603,908 for the three months ended March 31, 2018, as compared to $641,048 for the three months ended March 31, 2017. This non-cash gain had the effect of increasing/decreasing our reported comprehensive income/loss.

Comprehensive income

As a result of our foreign currency translation adjustment, we had comprehensive income for the three months ended March 31, 2018 of $6,588,596, compared to comprehensive income of $11,483,572 for the three months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government grants as the government incentive for encouraging development of ocean fishing industry. At March 31, 2018 and December 31, 2017, we had cash balances of approximately $3,819,000 and $2,006,000, respectively. The significant portion of these funds are located in financial institutions located in the PRC and will continue to be indefinitely reinvested in our operations in the PRC.

The following table sets forth a summary of changes in our working capital from December 31, 2017 to March 31, 2018:

			December 31, 2017 to March 31, 2018
	March 31, 2018	December 31, 2017	Change	Percentage Change
Working capital deficit:
Total current assets	$23,599,081	$20,783,346	$2,815,735	13.5%
Total current liabilities	34,318,206	36,415,935	(2,097,729)	(5.8)%
Working capital deficit:	$(10,719,125)	$(15,632,589)	$4,913,464	(31.4)%

Our working capital deficit decreased $4,913,464 to working capital deficit of $10,719,125 at March 31, 2018 from working capital deficit of $15,632,589 at December 31, 2017. This decrease in working capital deficit is primarily attributable to an increase in cash of approximately $1,813,000, an increase in accounts receivable, net of allowance for doubtful accounts, of approximately $129,000, an increase in inventories, net of reserve for inventories, of approximately $1,891,000 due to our business expansion resulting from more fishing vessels put in operations, an increase in other receivables of approximately $135,000, a decrease in accounts payable –related parties of approximately $532,000, a decrease in short-term bank loans of approximately $4,820,000 due to the repayments of the short-term bank loans, a decrease in accrued liabilities and other payables of approximately $1,006,000, offset by a decrease in restricted cash of approximately $1,042,000 due to the decrease in short term bank loan, which requires less restricted cash to be held as cash deposits, a decrease in prepaid expenses of approximately $111,000, an increase in accounts payable of approximately $3,213,000, an increase in Long-term bank loans - current portion of approximately $234,000 and an increase in due to related parties of approximately $853,000 due to the increase in the advance from Xinrong Zhuo for working capital purposes.

Because the exchange rate conversion is different for consolidated balance sheets and consolidated statements of cash flows, the changes in assets and liabilities reflected on consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on consolidated balance sheets.

Cash flows for the three months ended March 31, 2018 compared to the three months ended March 31, 2017

The following summarizes the key components of our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$4,919,711	$20,244,725
Net cash used in investing activities	-	(22,306,903)
Net cash (used in) provided by financing activities	(2,843,340)	1,863,292
Effect of exchange rate on cash	(263,074)	(50,205)
Net increase (decrease) in cash	$1,813,297	$(249,091)

Net cash flow provided by operating activities was $4,919,711 for the three months ended March 31, 2018 as compared to $20,244,725 for the three months ended March 31, 2017, a decrease of $15,325,014.

●	Net cash flow provided by operating activities for the three months ended March 31, 2018 primarily reflected our net income of approximately $985,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $2,433,000, increase in allowance for doubtful accounts of approximately $169,000, loss on disposal of fixed assets of approximately $2,181,000 and loss on equity method investment of approximately $11,000,and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of approximately $114,000, a decrease in accounts receivable of approximately $207,000, an increase in accounts payable of approximately $3,009,000, offset by an increase in inventories of approximately $1,731,000 due to our business expansion resulting from more fishing vessels put in operations, a decrease in accrued liabilities and other payables of approximately $1,201,000, and a decrease in accounts payable- related parties of approximately $600,000.

●	Net cash flow provided by operating activities for the three months ended March 31, 2017 primarily reflected our net income of approximately $10,843,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $2,113,000, increase in allowance for doubtful accounts of approximately $96,000, and increase in reserve for inventories of approximately $277,000, and changes in operating assets and liabilities primarily consisting of a decrease in advances to suppliers of approximately $1,486,000, a significant decrease in other receivables of approximately $29,924,000 mainly due to the refund of prepayment made for fish goods of approximately $30 million received from a third party in January and February 2017, an increase in accounts payable – related parties of approximately $1,881,000, and an increase in accrued liabilities and other payables of approximately $678,000, offset by a significant increase in inventories of approximately $8,263,000 due to our business expansion resulting from more fishing vessels in operations, an increase in prepaid expenses – related party of approximately $603,000, and a significant decrease in accrued liabilities and other payables – related party of approximately $18,281,000 due to repayments made to our related party in the first quarter of 2017.

Net cash flow used in investing activities was $0 for the three months ended March 31, 2018 as compared to $22,306,903 for the three months ended March 31, 2017. During the three months ended March 31, 2017, we made payments for purchase of property, plant and equipment of approximately $9,764,000, made payments for acquisition of fishing vessels from a related party of approximately $12,253,000, and made payments for equity method investment of approximately $290,000.

Net cash flow used in financing activities was $2,843,340 for the three months ended March 31, 2018 as compared to net cash flow provided by financing activities of $1,863,292 for the three months ended March 31, 2017. During the three months ended March 31, 2018, we received the payments we made for restricted cash of approximately $1,100,000, and received advances from related parties of approximately $1,847,000, offset by the repayments of short-term bank loans of approximately $5,000,000, and cash made for dividend payments of approximately $791,000. During the three months ended March 31, 2017, we received proceeds from short-term bank loans of approximately $5,100,000, and received advances from related parties of approximately $1,180,000, offset by the repayments of short-term bank loans of approximately $3,191,000, the payments made to increase restricted cash of approximately $436,000, and cash made for dividend payments of approximately $791,000.

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

The following tables summarize our contractual obligations as of March 31, 2018 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$4	$4	$-	$-	$-
Short-term bank loans (1)	9,781	9,781	-	-	-
Long-term bank loans	24,093	6,202	11,053	5,884	954
Total	$33,878	$15,987	$11,053	$5,884	$954

(1)	Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity price risk

Oil cost accounts for approximately 63.2% of our total cost of revenue for the three months ended March 31, 2018. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at March 31, 2018 and did not employ any commodity price derivatives in the three months ended March 31, 2018.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would decrease (increase) our comprehensive gain by $66,000 for the three months ended March 31, 2018 based on our revenue, costs and expenses, and assets and liabilities denominated in RMB as of March 31, 2018. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $33.9 million at March 31, 2018. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our interest on our borrowings by approximately $4,000. The potential change in interest amount is calculated based on the change in the interest amount over a one year period due to an immediate 100 basis point change in interest rates.

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

In  connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2018, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to material weakness) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of legal proceedings, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 14, 2018.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are described in Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 14, 2018.

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: May 9, 2018	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer (Principal Financial and Accounting Officer)

