Form 10-Q
period 2018-06-30
Pingtan Marine Enterprise Ltd.
filed 2018-08-09
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 9, 2018, the outstanding number of the registrant’s ordinary shares, par value $0.001 per share, was 79,055,053.

PINGTAN MARINE ENTERPRISE LTD.

FORM 10-Q

June 30, 2018

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$1,467,453	$2,005,540
Restricted cash	-	1,821,187
Accounts receivable, net of allowance for doubtful accounts	10,442,252	13,012,671
Inventories, net of reserve for inventories	6,051,576	3,560,261
Prepaid expenses	844,367	110,536
Other receivables	110,909	273,151

Total Current Assets	18,916,557	20,783,346

OTHER ASSETS:
Cost method investment	3,173,836	3,213,859
Equity method investment	30,082,519	30,521,466
Prepayment for long-term assets	-	11,577,057
Property, plant and equipment, net	154,561,662	135,042,467

Total Other Assets	187,818,017	180,354,849

Total Assets	$206,734,574	$201,138,195

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,521,921	$4,301,146
Accounts payable - related parties	1,248,419	1,803,698
Short-term bank loans	6,043,801	14,600,978
Long-term bank loans - current portion	5,894,266	5,968,596
Accrued liabilities and other payables	4,312,122	5,354,616
Due to related parties	11,465,468	4,386,901

Total Current Liabilities	44,485,997	36,415,935

OTHER LIABILITIES:
Long-term bank loans - non-current portion	14,055,557	17,217,104

Total Liabilities	58,541,554	53,633,039

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at June 30, 2018 and December 31, 2017)	79,055	79,055
Additional paid-in capital	81,682,599	81,682,599
Retained earnings	42,585,865	40,349,189
Statutory reserve	12,978,343	12,978,343
Accumulated other comprehensive loss	(7,618,772)	(5,731,889)
Total equity attributable to owners of the company	129,707,090	129,357,297
Non-controlling interest	18,485,930	18,147,859

Total Shareholders’ Equity	148,193,020	147,505,156

Total Liabilities and Shareholders’ Equity	$206,734,574	$201,138,195

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(IN U.S. DOLLARS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

REVENUE	$13,606,170	$35,695,881	$24,490,438	$41,357,021

COST OF REVENUE	6,650,634	23,391,710	11,934,350	27,810,560

GROSS PROFIT	6,955,536	12,304,171	12,556,088	13,546,461

OPERATING EXPENSES:
Selling	380,350	178,575	861,801	567,293
General and administrative	1,521,671	1,259,793	3,081,268	2,347,665
General and administrative - depreciation	1,479,214	1,184,586	3,045,233	2,363,543
Grant income	-	(30,365)	(1,052,112)	(12,749,640)
Loss on fixed assets disposal	(2,705)	-	2,178,750	-

Total Operating Expenses	3,378,530	2,592,589	8,114,940	(7,471,139)

INCOME FROM OPERATIONS	3,577,006	9,711,582	4,441,148	21,017,600

OTHER INCOME (EXPENSE):
Interest income	14,768	4,043	34,532	151,426
Interest expense	(195,309)	(648,333)	(657,568)	(1,351,409)
Foreign currency transaction (loss) gain	(407,777)	446,431	166,215	544,882
Gain from cost method investment	397,420	314,818	397,420	314,818
Loss on equity method investment	(50,164)	(13,915)	(61,115)	(20,167)
Other expense	(685)	(3,812)	(685)	(3,812)

Total Other Income (Expense), net	(241,747)	99,232	(121,201)	(364,262)

INCOME BEFORE INCOME TAXES	3,335,259	9,810,814	4,319,947	20,653,338

INCOME TAXES	-	-	-	-

NET INCOME	$3,335,259	$9,810,814	$4,319,947	$20,653,338

LESS: NET INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	389,775	853,403	502,170	1,775,773

NET INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$2,945,484	$8,957,411	$3,817,777	$18,877,565

COMPREHENSIVE (LOSS) INCOME:
NET INCOME	3,335,259	9,810,814	4,319,947	20,653,338
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation (loss) gain	(7,654,890)	2,041,844	(2,050,982)	2,682,892
COMPREHENSIVE (LOSS) INCOME	$(4,319,631)	$11,852,658	$2,268,965	$23,336,230
LESS: COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	(222,538)	1,014,545	338,071	1,987,571
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$(4,097,093)	$10,838,113	$1,930,894	$21,348,659

NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$0.04	$0.11	$0.05	$0.24

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
						Accumulated
	Ordinary Shares		Additional			Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders’
	Shares	Amount	Capital	Earnings	Reserve	Loss	Interest	Equity

Balance, December 31, 2017	79,055,053	$79,055	$81,682,599	$40,349,189	$12,978,343	$(5,731,889)	$18,147,859	$147,505,156

Acquisition of fishing vessels from related party
Net Income	-	-	-	3,817,777	-	-	502,170	4,319,947

Dividend declared	-	-	-	(1,581,101)	-	-	-	(1,581,101)

Foreign currency translation adjustment	-	-	-	-	-	(1,886,883)	(164,099)	(2,050,982)

Balance, June 30, 2018 (Unaudited)	79,055,053	$79,055	$81,682,599	$42,585,865	$12,978,343	$(7,618,772)	$18,485,930	$148,193,020

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,319,947	$20,653,338
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	4,762,731	4,292,368
(Decrease) increase in allowance for doubtful accounts	(40,412)	202,678
Increase in reserve for inventories	59,293	-
Loss on equity method investment	61,115	20,167
Loss on disposal of fixed assets	2,178,750	3,812
Changes in operating assets and liabilities:
Accounts receivable	2,542,265	(1,233,136)
Inventories	(2,694,938)	4,030,297
Advances to suppliers	-	1,584,068
Prepaid expenses	(763,537)	8,172
Prepaid expenses - related parties	-	(583,668)
Other receivables	165,932	29,995,368
Other receivables - related party	-	927,098
Accounts payable	(1,260,101)	(23,390)
Accounts payable - related parties	(553,347)	5,951,364
Accrued liabilities and other payables	(1,013,530)	1,360,541
Due to related parties	4,075,326	(12,754,441)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,839,494	54,434,636

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(6,157,014)	(38,750,974)
Proceeds from government grants for fishing vessels construction	2,286,575	2,911,335
Payments for equity method investment	-	(291,134)

NET CASH USED IN INVESTING ACTIVITIES	(3,870,439)	(36,130,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	-	8,500,000
Repayments of short-term bank loans	(8,500,000)	(7,921,692)
Repayments of long-term bank loans	(3,060,696)	(8,632,109)
Advances from related parties	2,991,809	2,032,902
Payments made for dividend	(1,581,101)	(1,581,101)

NET CASH USED IN FINANCING ACTIVITIES	(10,149,988)	(7,602,000)

EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(178,341)	243,557

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,359,274)	10,945,420

CASH,CASH EQUIVALENTS AND RESTRICTED CASH - beginning of period	3,826,727	3,732,318

CASH,CASH EQUIVALENTS AND RESTRICTED - end of period	$1,467,453	$14,677,738

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$423,528	$1,412,542
Income taxes	$-	$-

RECONCILIATION TO AMOUNTS ON CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	1,467,453	11,415,456
Restricted cash	-	3,262,282
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$1,467,453	$14,677,738
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$11,873,429	$1,018,967
Property and equipment acquired on credit as payable	$12,968,879	1,516,341

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2018

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2018

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of June 30, 2018 are as follows:

Name of subsidiaries	Place and date of incorporation	Percentage of ownership	Principal activities
Merchant Supreme Co., Ltd. (Merchant Supreme”)	BVI, June 25, 2012	100% held by PME	Intermediate holding company

Prime Cheer Corporation Ltd. (“Prime Cheer”)	Hong Kong, May 3, 2012	100% held by Merchant Supreme	Intermediate holding company

Pingtan Guansheng Ocean Fishing Co., Ltd. (“Pingtan Guansheng”)	PRC, October 12, 2012	100% held by Prime Cheer	Intermediate holding company

Fujian Heyue Marine Fishing Development Co., Ltd. (“Fujian Heyue”)	PRC, January 27, 2015	100% held by Pingtan Guansheng	Intermediate holding company

Fujian Provincial Pingtan County Fishing Group Co., Ltd. (“Pingtan Fishing”)	PRC, February 27, 1998	92% held by Fujian Heyue	Oceanic fishing

Pingtan Dingxin Fishing Information Consulting Co., Ltd. (“Pingtan Dingxin”)	PRC, October 23, 2012	100% held by Pingtan Fishing	Dormant

Pingtan Duoying Fishing Information Consulting Co., Ltd. (“Pingtan Duoying”)	PRC, October 23, 2012	100% held by Pingtan Fishing	Dormant

Pingtan Ruiying Fishing Information Consulting Co., Ltd. (“Pingtan Ruiying”)	PRC, October 23, 2012	100% held by Pingtan Fishing	Dormant

Pingtan Yikang Global Fishery Co., Ltd. (“Yikang Fishery”)	PRC, September 14, 2017	100% held by Pingtan Fishing	Dormant

Pingtan Shinsilkroad Fishery Co., Ltd. (“Shinsilkroad Fishery”)	PRC, September 14, 2017	100% held by Pingtan Fishing	Dormant

Fuzhou Howcious Investment Co., Ltd (“Howcious Investment”)	PRC, September 5, 2017	100% held by Pingtan Fishing	Dormant

Fuzhou Howcious Restaurant Management Co., Ltd (“Howcious Management”)	PRC, August 16, 2017	100% held by Pingtan Fishing	Dormant

Pingtan Ocean Fishery Co., Ltd (“Ocean Fishery”)	PRC, July 21, 2017	100% held by Pingtan Fishing	Dormant

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2018

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

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

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three and six months ended June 30, 2018 and 2017 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and Hong Kong and none of these deposits are covered by insurance. At June 30, 2018 and December 31, 2017, cash balances in the PRC were $1,252,250 and $1,995,465, respectively, and cash balances in Hong Kong were $215,203 and $10,075, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash consists of cash deposits held by China Development Bank to secure short term bank loans from China Development Bank. At June 30, 2018 and December 31, 2017, restricted cash amounted $0 and $1,821,187, respectively.

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, inventories, advances to suppliers, prepaid expenses, prepaid expenses – related party, other receivables, other receivables – related party, accounts payable, accounts payable – related parties, bank loans, accrued liabilities and other payables, accrued liabilities and other payables – related party, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. As of June 30, 2018, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term bank borrowings that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of June 30, 2018. As of June 30, 2018, the Company does not have any level 3 financial instruments.

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
JUNE 30, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At June 30, 2018 and December 31, 2017, the Company established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $26,967 and $67,379, respectively.

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

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. At June 30, 2018 and December 31, 2017, the Company recorded a reserve for inventories in the amount of $59,293 and $0, respectively.

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales, estimated current and future market value.

Prepaid expenses

Prepaid expenses represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $844,367 and $110,536 at June 30, 2018 and December 31, 2017, respectively.

Fishing licenses

Each of the Company’s fishing vessels requires an approval from Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories, and to the extent required, license in local fishing territories where the vessels operate. These approvals are valid for a period from three to twelve months, and are awarded to the Company at no cost. The Company applies for the renewal of the approval prior to expiration to avoid interruptions of fishing vessels’ operations. Each of our fishing vessels operating in Indonesian waters requires a fishing license granted by the authority in Indonesia.

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
JUNE 30, 2018

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

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $200,873 and $57,085 for the three months ended June 30, 2018 and 2017, respectively, in the fishing vessels under construction. The Company capitalized interest of $200,873 and $62,421 for the six months ended June 30, 2018 and 2017, respectively, in the fishing vessels under construction.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charge for the three and six months ended June 30, 2018 and 2017.

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

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of June 30, 2018 and December 31, 2017.

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
JUNE 30, 2018

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
JUNE 30, 2018

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

The Company has not recorded deferred income taxes applicable to undistributed earnings of the subsidiaries located in the PRC because it is the present intention of management to reinvest the undistributed earnings indefinitely in PRC. The cumulative undistributed earnings from PRC subsidiaries amounted to approximately $213.3 million and $207.5 million as of June 30, 2018 and December 31, 2017, respectively, which are included in consolidated retained earnings. Generally, such earnings become subject to the PRC tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of June 30, 2018 and December 31, 2017, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and totaled $201,654 and $56,962 for the three months ended June 30, 2018 and 2017, respectively. Shipping and handling costs are totaled $290,832 and $199,862 for the six months ended June 30, 2018 and 2017, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $168,473 and $100,056 for the three months ended June 30, 2018 and 2017, respectively. Employee benefit costs totaled $254,977 and $183,451 for the six months ended June 30, 2018 and 2017, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expense on the accompanying consolidated statements of operations and comprehensive income and totaled $20,930 and $69 for the three months ended June 30, 2018 and 2017, respectively. Advertising totaled $20,930 and $29,113 for the six months ended June 30, 2018 and 2017, respectively.

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expense. The Company did not incur any research and development costs during the three and six months ended June 30, 2018 and 2017.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing is the Chinese Renminbi (“RMB”). For the subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2018 and 2017 was $(178,341) and $243,557, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at June 30, 2018 and December 31, 2017 were translated at 6.6166 RMB to $1.00 and at 6.5342 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the six months ended June 30, 2018 and 2017 were 6.3711 RMB and 6.8697 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income available to owners of the company for basic and diluted net income per share of ordinary stock	$2,945,484	$8,957,411	$3,817,777	$18,877,565
Weighted average ordinary stock outstanding - basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053
Net income per ordinary share attributable to owners of the Company - basic and diluted	$0.04	$0.11	$0.05	$0.24

For the three and six months ended June 30, 2018 and 2017, warrants to purchase 8,966,667 ordinary shares have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect. The warrants had expired as of June 30, 2018.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of June 30, 2018, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017 included net income and unrealized gain from foreign currency translation adjustments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2018 and December 31, 2017. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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
JUNE 30, 2018

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

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842).” The new guidance requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. A lessee will need to recognize on its balance sheet a right-of-use asset and a lease liability for the majority of its leases (other than leases that meet the definition of a short-term lease). The lease liabilities will be equal to the present value of lease payments. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments. Based on its preliminary evaluation, the Company expects to start recognizing lease assets and lease liabilities for its operating leases on its statements of financial position as of the end of its first fiscal quarter of 2019 and its comparative period presented.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2018

NOTE 3 – ACCOUNTS RECEIVABLE

At June 30, 2018 and December 31, 2017, accounts receivable consisted of the following:

	June 30, 2018	December 31, 2017
Accounts receivable	$10,469,219	$13,080,050
Less: allowance for doubtful accounts	(26,967)	(67,379)
	$10,442,252	$13,012,671

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance.

NOTE 4 – INVENTORIES

At June 30, 2018 and December 31, 2017, inventories consisted of the following:

	June 30, 2018	December 31, 2017
Frozen fish and marine catches in warehouse	$6,110,869	$1,571,622
Frozen fish and marine catches in transit	-	1,988,639
	6,110,869	3,560,261
Less: reserve for inventories	(59,293)	-
	$6,051,576	$3,560,261

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates.

NOTE 5 – OTHER RECEIVABLES

At June 30, 2018 and December 31, 2017, other receivables consisted of the following:

	June 30, 2018	December 31, 2017
Security deposit	$75,000	$75,000
Other	35,909	198,151
	$110,909	$273,151

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2018

NOTE 6 – COST METHOD INVESTMENT

At June 30, 2018 and December 31, 2017, cost method investment amounted to $3,173,836 and $3,213,859, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.2 million) to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8% investment in the total equity investment of the bank as of June 30, 2018 and December 31, 2017.

In according to ASC 325, the Company uses the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank. Long-term investment for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of June 30, 2018 and December 31, 2017.

NOTE 7 – EQUITY METHOD INVESTMENT

At June 30, 2018 and December 31, 2017, equity method investment amounted to $30,082,519 and $30,521,466, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. In April 2017, these two companies sold their shares to another unrelated party, Zhen Lin. As of June 30, 2018, Pingtan Fishing and Zhen Lin accounted for 20% and 80% of the total ownership, respectively.

Global Deep Ocean will process, cold storage, and transport deep ocean fishing products. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $151.1 million) and as of June 30, 2018, Pingtan Fishing had contributed its share of registered capital of RMB 200 million (approximately $30.2 million).

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three months ended June 30, 2018 and 2017, the Company’s share of Global Deep Ocean’s net loss was $50,164 and $13,915, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income. For the six months ended June 30, 2018 and 2017, the Company’s share of Global Deep Ocean’s net loss was $61,115 and $20,167, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	June 30, 2018	December 31, 2017
Current assets	$68,273,142	$49,372,645
Noncurrent assets	7,232,383	6,974,590
Current liabilities	51,581	151,312
Noncurrent liabilities	20,252,093	-
Equity	55,201,851	56,195,923

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2018

NOTE 7 – EQUITY METHOD INVESTMENT (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$-	$-	$-	$-
Gross profit	-	-	-	-
Loss from operation	250,817	69,574	305,573	100,732
Net loss	250,817	69,574	305,573	100,834

NOTE 8 – PREPAYMENT FOR LONG-TERM ASSETS

At June 30, 2018 and December 31, 2017, prepayment for long-term assets consisted of prepayment for fishing vessels’ construction. The Company reclassifies the prepayment for fishing vessels’ construction to construction-in-progress using the percentage of completion method.

For the six months ended June 30, 2018, a summary of activities in prepayment for long-term assets was as follows:

Prepayment for fishing vessels’ construction
Balance - December 31, 2017	$11,577,057
Reclassification to construction-in-progress	(11,432,882)
Foreign currency fluctuation	(144,175)
Balance – June 30, 2018	$-

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2018 and December 31, 2017, property, plant and equipment consisted of the following:

	Useful life	June 30, 2018	December 31, 2017
Fishing vessels	10 - 20 Years	$155,642,623	$164,748,753
Office and other equipment	3 – 5 Years	146,710	453,927
Construction-in-progress	-	29,849,135	-
		185,638,468	165,202,680
Less: accumulated depreciation		(31,076,806)	(30,160,213)
		$154,561,662	$135,042,467

For the three months ended June 30, 2018 and 2017, depreciation expense amounted to $2,329,605 and $2,179,843, respectively, of which $805,767 and $2,136,001, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively. For the six months ended June 30, 2018 and 2017, depreciation expense amounted to $4,762,731 and $4,292,368, respectively, of which $1,619,573 and $4,248,341, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

At June 30, 2018 and December 31, 2017, the Company had 25 and 36 fishing vessels with net carrying amount of approximately $19.6 million and $30.3 million, respectively, pledged as collateral for its bank loans.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2018

NOTE 10 – RELATED PARTIES TRANSACTIONS

Accounts payable - related parties

At June 30, 2018 and December 31, 2017, accounts payable - related parties consisted of the following:

Name of related party	June 30, 2018	December 31, 2017
Hong Fa Shipping Limited (1)	$1,231,692	$1,231,692
Hong Long (2)	16,727	572,006
	$1,248,419	$1,803,698

(1)	An entity controlled by the Company’s CEO.

(2)	Hong Long is an affiliate company majority owned by an immediate family member of the Company’s CEO.

These accounts payable – related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

Due to related parties

At June 30, 2018 and December 31, 2017, the due to related parties amount consisted of the following:

	June 30, 2018	December 31, 2017
Accrued compensation for Roy Yu, Chief Financial Officer	$20,000	$20,000
Accrued compensation for Xinrong Zhuo	3,312	3,328
Advance from Xinrong Zhuo, Chief Executive Officer	7,633,553	4,325,365
Due to related party-Hai Yi	-	38,208
Due to related party-Honglong	3,808,603	-
	$11,465,468	$4,386,901

The advance from Xinrong Zhuo, the Company’s Chief Executive Officer, is for working capital purposes and short-term in nature, non-interest bearing, unsecured and payable on demand.

Due to related party- Hai Yi is rent due to Hai Yi Shipping Limited.

Due to related party - Hong Long is short-term in nature, non-interest bearing, unsecured and payable on demand.

Operating lease

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO, (the “Office Lease”). The Company renewed the Office Lease. Pursuant to the renewed Office Lease, the annual rent is RMB 84,000 (approximately $13,200) and the renewed Office Lease expires on July 31, 2018.

For the three months ended June 30, 2018 and 2017, rent expense related to the Office Lease amounted $3,292 and $3,064, respectively. For the six months ended June 30, 2018 and 2017, rent expense related to the Office Lease amounted $6,592 and $6,114, respectively. Future minimum rental payment required under the Office Lease is as follows:

Twelve-month period Ending June 30:	Amount
2019	$1,100

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2018

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

For the three months ended June 30, 2018 and 2017, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $114,265 and $114,625, respectively. For the six months ended June 30, 2018 and 2017, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $228,591 and $230,144, respectively.

Twelve-month period Ending June 30:	Amount
2019	$457,000

Purchases from related parties

During the three and six months ended June 30, 2018 and 2017 purchases from related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Purchase of fuel, fishing nets and other on board consumables
from Hong Fa Shipping Limited	$63,507	$3,907,925	$63,507	$8,067,193
from Hai Yi Shipping Ltd.	-	5,258	-	2,207,700
From Zhiyan Lin	770		1,973
from Fuzhou Honglong Ocean Fishery Co., Ltd.	-	5,892,378	577,649	5,892,378
	64,277	9,805,561	643,129	16,167,271
Purchase of vessel maintenance service
from PT. Dwikarya Reksa Abadi	-	20,519	-	34,737
	-	20,519	-	34,737
Purchase of transportation service
from Fuzhou Honglong Ocean Fishery Co., Ltd.	-	421,820	-	421,820
from Hong Fa Shipping Limited	-	275,359	-	275,359
	$-	$697,179	$-	$697,179

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2018

NOTE 11 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. At June 30, 2018 and December 31, 2017, short-term bank loans consisted of the following:

	June 30, 2018	December 31, 2017
Loan from Fujian Haixia Bank, due on September 14, 2018 with annual interest rate of 7.178% at June 30, 2018 and December 31, 2017, collateralized by Pingtan Fishing’s 17 fishing vessels	$3,778,376	$3,826,023
Loan from Fujian Haixia Bank, due on September 30, 2018 with annual interest rate of 7.178% at June 30, 2018 and December 31, 2017, collateralized by Pingtan Fishing’s 17 fishing vessels	755,675	765,205
Loan from China Development Bank, due on March 8, 2018 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.721% at December 31, 2017), secured by the Company’s restricted cash which is a deposit with the lender of approximately $1 million (RMB 6.6 million) and collateralized by seven vessels	-	5,000,000
Loan from China Development Bank, due on April 24, 2018 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.721% December 31, 2017), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.7 million (RMB 4.6 million) and collateralized by four vessels	-	3,500,000
Loan from Fujian Haixia Bank, due on September 11, 2018 with annual interest rate of 2.990% at June 30, 2018 and December 31, 2017, collateralized by Pingtan Fishing’s 17 fishing vessels	1,509,750	1,509,750
	$6,043,801	$14,600,978

(1)	Represents six-month LIBOR rate on the loan commencement date.

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. At June 30, 2018 and December 31, 2017, long-term bank loans consisted of the following:

	June 30, 2018	December 31, 2017
Loan from The Export-Import Bank of China, due on various dates until January 30, 2023 with annual interest rate of 4.900% at June 30, 2018 and December 31, 2017, guaranteed by Xinrong Zhuo and Ping Lin and collateralized by 2 fishing vessels and collateralized by two related parties’ investments in equity interest of one PRC local banks	$12,090,802	$14,538,888
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.145% at June 30, 2018 and December 31, 2017, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 6 fishing vessels	7,859,021	8,646,812
Total long-term bank loans	$19,949,823	$23,185,700
Less: current portion	(5,894,266)	(5,968,596)
Long-term bank loans, non-current portion	$14,055,557	$17,217,104

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending June 30,	Principal
2019	$5,894,266
2020	6,045,401
2021	2,267,025
2022	1,662,485
2023	3,173,836
Thereafter	906,810
$19,949,823
Less: current portion	(5,894,266)
Long-term liability	$14,055,557

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2018

NOTE 11 – BANK LOANS (continued)

Long-term bank loans (continued)

The weighted average interest rate for short-term bank loans was approximately 5.3% and 3.5% for the six months ended June 30, 2018 and 2017, respectively.

The weighted average interest rate for long-term bank loans was approximately 5.1% and 5.0% for the six months ended June 30, 2018 and 2017, respectively.

For the three months ended June 30, 2018 and 2017, interest expense related to bank loans amounted to $396,183 and $705,418, respectively, of which, $200,873 and $57,085 was capitalized to construction-in-progress, respectively. For the six months ended June 30, 2018 and 2017, interest expense related to bank loans amounted to $858,442 and $1,413,830, respectively, of which, $200,873 and $62,421 was capitalized to construction-in-progress, respectively.

NOTE 12 – ACCRUED LIABILITIES AND OTHER PAYABLES

At June 30, 2018 and December 31, 2017, accrued liabilities and other payables consisted of the following:

	June 30, 2018	December 31, 2017
Accrued salaries and related benefits	$4,039,427	$4,667,352
Accrued interest due	68,008	64,731
Other	204,687	622,533
	$4,312,122	$5,354,616

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

The warrants had expired on February 26, 2018.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2018

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

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. As of December 31, 2015, the Company appropriated the required 50% of its registered capital to statutory reserve for Heyue. Accordingly, no additional statutory reserve for Heyue is required for the six months ended June 30, 2018. The Company will make appropriation to statutory reserve for Pingtan Fishing by the end of year 2018.

Pingtan Guansheng, Pingtan Dingxin, Pingtan Duoying ,Pingtan Ruiying, Pingtan Ocean, Fuzhou Howcious Management, Fuzhou Howcious Investment, Pingtan Shinsilkroad and Pingtan Yikang had sustained losses since their establishments. No appropriation to statutory reserves for them was required as they incurred recurring net losses.

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At June 30, 2018 and December 31, 2017, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2018	2017	2018	2017
A	20%	*	22%	*
B	18%	*	13%	*
C	13%	11%	13%	*
D	10%	*	11%	*

*    less than 10%

Six and two customers accounted for 10% or more of the Company’s total outstanding accounts receivable at June 30, 2018 and December 31, 2017, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2018

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS (continued)

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
Supplier	2018	2017	2018	2017
A	47%	*	32%	*
B	16%	*	22%	*
C	12%	*	15%	*
D	*		10%
E (Hai Yi Shipping Limited, a related party)	*	*	*	11%
F (Hong Fa Shipping Limited, a related party)	*	42%	*	40%
G (Hong Long, a related party)	*	38%	*	31%

*    less than 10%

One supplier, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at June 30, 2018, accounted for 74.5% of the Company’s total outstanding accounts payable and accounts payable – related parties at June 30, 2018.

Three suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2017, accounted for 70.7% of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2017.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of June 30, 2018 and December 31, 2017, which have not been reflected in its consolidated financial statements.

Operating lease

See note 10 for related party operating lease commitment.

Rental payment and related administrative service charge

See note 10 for related party rental and related administrative service agreement commitment.

NOTE 16 – SUBSEQUENT EVENTS

On July 17, 2018, the Company’s Board of Directors declared a cash dividend of $0.01 per share to the Company’s common stock shareholders of record on July 31, 2018.

On July 31, 2018, the Company signed a loan agreement with China Development Bank and borrowed $13.20 million from the bank. The loan is due on July 30, 2026 with annual interest rate of 5.39%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Pingtan Marine Enterprise Ltd. for the three and six months ended June 30, 2018 and 2017 should be read in conjunction with the Pingtan Marine Enterprise Ltd. unaudited financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 14, 2018. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On December 4, 2013, in connection with the sale of China Dredging Group Co., Ltd (“CDGC” or “China Dredging”) to Fuzhou Honglong Ocean Fishery Co., Ltd (“Hong Long”), an affiliate company majority owned by an immediate family member of the Company’s CEO, we acquired 20-year operating license rights in connection with the lease of 20 fishing drifters for the appraised fair market value of approximately $216.1 million, whereby we are entitled to 100% of the operations and net profits (losses) from the vessels for the term of the lease.

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

In October 2016, we deployed 13 vessels, which were granted fishing licenses by the Ministry of Agriculture and Fisheries of the Democratic Republic of Timor-Leste (“MAF”), to operate in the Indo-Pacific waters of the country. These fishing licenses were valid for one year. The vessels were purchased from Hong Long in June 2013. In September 2017, we were informed that the fishing licenses of the 13 vessels were suspended and the vessels were docked in the port by the MAF. The MAF alleged and investigated whether false statements were made during the licensing process and the vessels were simultaneously registered in Indonesia. We disputed these allegations and the government of Timor-Leste eventually agreed to release these vessels as no evidence was presented to support such allegations. The 13 vessels have returned to China for regular maintenance.

In December 2017, we deployed 2 squid jigging vessels to the international waters of the South-West Atlantic Ocean.

On April 2, 2018, 27 vessels received approval from the MOA to operate in the international waters of the Indian Ocean. These 27 vessels are in the modification and rebuilding project that started on April 5, 2018.

As of June 30, 2018, we own 66 trawlers, 13 drifters, 6 squid jigging vessels, 4 longline fishing vessels, 3 light luring seine vessels, 1 transport vessel, have exclusive operating license rights to 20 drifters, and we also have 7 light luring seine fishing vessels and 20 squid jigging vessels which are in the modification and rebuilding project. We are the second largest China-based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 13.96 years. All of our vessels are approved by the MOA and, to the extent required, licensed by foreign fishing territories where they operate, subject to any foreign government’s moratorium or any suspensions or revocations that apply to the vessels or local entities, as described below.

Among the 140 vessels, 12 are located in the Bay of Bengal in India; 6 are located in international waters; 5 vessels (including 1 refrigerated transport vessel) are licensed to operate in international waters but returned to China for maintenance; and 13 have returned to China from the Democratic Republic of Timor-Leste due to the reason described above; and 27 vessels are in the modification and rebuilding project. The remaining 77 vessels are licensed by the MOA to operate in the Arafura Sea in Indonesia. The vessels in Indonesian waters, however, are not in operation because the licenses are currently inactive due to either the moratorium discussed below, the revocation of the fishery business license of the local entity through which the vessels operate, or, with respect to four vessels, the revocation of the local fishing licenses.

We catch nearly 50 different species of fish including ribbon fish, croaker fish, peru squid, cuttle fish, sailfish and mackerel. All of our catch is shipped back to China. Our fishing vessels transport frozen catch to a cold storage warehouse nearby onshore fishing bases. We then arrange chartered transportation ships to deliver frozen stocks to cold storage warehouses located in one of China’s largest seafood trading centers, Mawei Seafood Market in Fujian Province.

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

●	Resource & environmental factors: Our fishing expeditions are based in the Indian Exclusive Economic Zone, international waters of Atlantic and Pacific Oceans, Indo-Pacific waters, and the Arafura Sea of Indonesia. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also have impact our harvest volume.

●	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●	Competition: We engage in the business in the Bay of Bengal in India, international waters of Atlantic and Pacific Oceans, Indo-Pacific waters, and the Arafura Sea of Indonesian. Competition within our dedicated fishing areas is not currently significant as the region is not overfished or regulated by government limits on the number of vessels that are allowed to fish in the territories; however, there is no guarantee that competition will not become more intense. Competition in the consumer market in China, however, is keen. We compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. We believe our catch appeals to a wide segment of consumers because of the low price points of our products.

●	Fishing licenses: Each of our fishing vessels requires approval from the Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are granted annually and normally valid for a period of twelve months; when the inspection certificate of a vessel is valid for less than 12 months, the approval will be granted with the validity period equal to that indicated on the inspection certificate and will be extended to full validity period when new inspection certificate is issued. Different countries may have different policies for foreign cooperation in fisheries. Some countries require fishing licenses issued by the accessed country; some others may require establishment of a joint venture or sole proprietorship to obtain local licenses. During the Indonesian moratorium, we were informed that fishing licenses of four vessels operated through PT Avona, one of the local companies through which we conduct business in Indonesia, and the fishery business license of PT Dwikarya, the other local company through which we conduct business in Indonesia, were revoked. In September 2017, we were informed that the fishing licenses of the 13 vessels operating in the Indo-Pacific waters of Timor-Leste were suspended and the vessels were docked in the port by the MAF.

RESULTS OF OPERATIONS

Comparison of results of operations for the three and six months ended June 30, 2018and 2017

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

For the three months ended June 30, 2018 and 2017, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended June 30, 2018
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$4,441	1,837,312	$2.42	32.6%
Ribbon fish	2,772	916,562	3.02	20.4%
Chub mackerel	1,724	1,831,246	0.94	12.7%
Pomfret	504	30,590	16.48	3.7%
Sailfish	451	112,168	4.02	3.3%
Threadfin	415	242,857	1.71	3.1%
Others	3,299	1,176,753	2.80	24.2%
Total	$13,606	6,147,488	$2.22	100.0%

	Three Months Ended June 30, 2017
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$18,379	4,739,347	$3.88	51.5%
Ribbon fish	6,791	1,706,987	3.98	19.0%
Squid	6,410	1,507,238	4.25	18.0%
Reefcod	1,576	352,672	4.47	4.4%
Shrimp	1,177	101,400	11.62	3.3%
Conger eel	800	249,412	3.21	2.2%
Others	563	149,804	3.76	1.6%
Total	$35,696	8,806,860	$4.05	100.0%

For the six months ended June 30, 2018 and 2017, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Six Months Ended June 30, 2018
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$7,652	2,964,858	$2.58	31.3%
Ribbon fish	6,848	2,123,885	3.22	28.0%
Peru squid	2,932	1,341,614	2.19	11.9%
Chub mackerel	1,896	2,012,893	0.94	7.7%
Sailfish	631	156,230	4.04	2.6%
Pomfret	504	30,590	16.48	2.1%
Others	4,028	1,436,080	2.80	16.4%
Total	$24,491	10,066,150	$2.43	100.0%

	Six Months Ended June 30, 2017
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$21,236	5,894,026	$3.60	51.3%
Ribbon fish	8,651	2,304,304	3.75	20.9%
Squid	6,479	1,520,750	4.26	15.7%
Reefcod	1,759	491,872	3.58	4.3%
Conger eel	1,200	426,283	2.82	2.9%
Shrimp	1,177	101,400	11.62	2.8%
Others	855	291,223	2.93	2.1%
Total	$41,357	11,029,858	$3.75	100.0%

For the three months ended June 30, 2018, we had revenue of $13,606,170, as compared to revenue of $35,695,881 for the three months ended June 30, 2017, a decrease of $22,089,711, or 61.9%. Sales volumes in the three months ended June 30, 2018 decreased by 30.2% to 6,147,488 kg from 8,806,860 kg in the three months ended June 30, 2017. Average unit sale price decreased 45.2% in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

For the six months ended June 30, 2018, we had revenue of $24,490,438, as compared to revenue of $41,357,021 for the six months ended June 30, 2017, a decrease of $16,866,583, or 40.8%. Sales volumes in the six months ended June 30, 2018 decreased 8.7% to 10,066,150 kg from 11,029,858 kg in the six months ended June 30, 2017. Average unit sale price decreased 35.2% in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

For the three and six months ended June 30, 2018, our decrease in revenue is primarily attributable to fewer vessels in operation, which caused the sales volume to decrease, and due to the different sales mix, average unit sale price decreased, as compared to the same period in 2017.

Cost of revenue

Our cost of revenue primarily consists of fuel cost, depreciation, direct labor cost, fishing vessels maintenance fee, other overhead costs, and reserve for inventories. Fuel cost, depreciation, and labor cost generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,
	2018			2017
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$4,707	70.7%	34.7%	$17,275	73.8%	48.5%
Labor cost	843	12.7%	6.2%	1,638	7.0%	4.6%
Depreciation	738	11.1%	5.4%	2,832	12.1%	7.9%
Freight	328	4.9%	2.4%	686	2.9%	1.9%
Spare parts	32	0.5%	0.2%	931	4.0%	2.6%
Maintenance fee	4	0.1%	0.0%	295	1.3%	0.8%
Reserve for inventories	(3)	0.0%	0.0%	(277)	(1.2)%	(0.8)%
Fishing license and agent fee	-	-	-	12	0.1%	0.0%
Other *	2	0.0%	0.0%	-	-	-
Total cost of revenue	$6,651	100.0%	48.9%	$23,392	100.0%	65.5%

*	Represents the cost of stamp duty generated from our sales contract.

The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,
	2018			2017
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$8,040	67.4%	32.7%	$20,947	75.3%	50.6%
Labor cost	1,579	13.2%	6.4%	1,993	7.1%	4.8%
Depreciation	1,442	12.1%	5.9%	2,506	9.0%	6.1%
Freight	676	5.7%	2.8%	773	2.8%	1.9%
Spare parts	116	1.0%	0.5%	1,193	4.3%	2.9%
Reserve for inventories	62	0.5%	0.3%	-	-	-
Maintenance fee	15	0.1%	0.1%	383	1.4%	0.9%
Fishing license and agent fee	-	-	-	16	0.1%	0.0%
Other *	4	0.0%	0.0%	-	-	-
Total cost of revenue	$11,934	100.0%	48.7%	$27,811	100.0%	67.2%

*	Represents the cost of stamp duty generated from our sales contract.

Cost of revenue for the three months ended June 30, 2018 was $6,650,634, representing a decrease of $16,741,076 or 71.6% as compared to $ 23,391,710 for the three months ended June 30, 2017. Cost of revenue for the six months ended June 30, 2018 was $11,934,350, representing a decrease of $15,876,210 or 57.1% as compared to $27,810,560 for the six months ended June 30, 2017. The decrease was primarily attributable to the decrease in our revenue and the decrease in our unit production cost.

Gross profit

Our gross profit is affected primarily by changes in production costs. Fuel cost, depreciation, and labor cost together account for about 94.5% and 92.9% of cost of revenue for the three months ended June 30, 2018 and 2017, respectively. Fuel cost, depreciation, and labor cost together account for about 92.7% and 91.4% of cost of revenue for the six months ended June 30, 2018 and 2017, respectively. The fluctuation of fuel price, and change in labor cost may significantly affect our cost level and gross profit.

The following table sets forth information as to our revenue, cost of revenue, gross profit and gross margin for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$13,606,170	$35,695,881	$24,490,438	$41,357,021
Cost of revenue	$6,650,634	$23,391,710	$11,934,350	$27,810,560
Gross profit	$6,955,536	$12,304,171	$12,556,088	$13,546,461
Gross margin	51.1%	34.5%	51.3%	32.8%

Gross profit for the three months ended June 30, 2018 was $6,955,536, representing a change of $5,348,635, or 43.5%, as compared to gross profit of $12,304,171 for the three months ended June 30, 2017. Gross profit for the six months ended June 30, 2018 was $12,556,088, representing a change of $990,373, or 7.3%, as compared to gross profit of $13,546,461 for the six months ended June 30, 2017. The decrease was due to the decrease in our sales revenue, offset by the decrease in our unit production cost of fish.

Gross margin increased to 51.1% for the three months ended June 30, 2018 from 34.5% for the three months ended June 30, 2017. Gross margin increased to 51.3% for the six months ended June 30, 2017 from 32.8% for the six months ended June 30, 2017. The increase in gross margin for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 was primarily attributable to the decrease in our unit production cost of fish.

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

Selling expense totaled $380,350 for the three months ended June 30, 2018, as compared to $178,575 for the three months ended June 30, 2017, an increase of $201,775 or 113.0%. Selling expense totaled $861,801 for the six months ended June 30, 2018, as compared to $567,293 for the six months ended June 30, 2017, an increase of $294,508 or 51.9%. Selling expense as a percentage of revenue for the three months ended June 30, 2018 increased to 2.8% from 0.5% for comparable period in 2017, which was mainly attributable to the decrease in sales revenue. Selling expense as a percentage of revenue for the six months ended June 30, 2018 increased to 3.5% from 1.4% for corresponding period in 2017, which was mainly attributable to the decrease in sales revenue. Selling expense for the three and six months ended June 30, 2018 and 2017 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Shipping and handling fees	$201,654	$56,962	$290,832	$199,862
Storage fees	153,592	64,042	227,458	127,779
Customs service charge	44,852	6431	114,457	78,744
Advertising	20,930	69	20,930	29,113
Insurance	(47,948)	47,678	141,841	124,771
Other	7,270	3,393	66,283	7,024
	$380,350	$178,575	$861,801	$567,293

●	For the three months ended June 30, 2018, shipping and handling fees increased by $144,692, or 254.0%, as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, shipping and handling fees increased by $90,970, or 45.5%, as compared to the six months ended June 30, 2017. The change was mainly attributable to the number of delivery from Customs to the warehouse.

●	For the three months ended June 30, 2018, storage fees increased by $89,550, or 139.8%, as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, storage fees increased by $99,679, or 78.0%, as compared to the six months ended June 30, 2017. The increase was mainly attributable to the storage fees occurred during the processing of products to be sold to JD.com.

●	For the three months ended June 30, 2018, customs service charge increased by $38,421, or 597.4%, as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, customs service charge increased by $35,713, or 45.4%, as compared to the six months ended June 30, 2017. The change was mainly attributable to the amounts of customs declaration.

●	For the three months ended June 30, 2018, advertising expenses increased by $20,861, or 30,233.3%, as compared to the three months ended June 30, 2017. The change was mainly due to no advertising activities occurred. For the six months ended June 30, 2018, advertising expenses decreased slightly by $8,183, or 28.1%, as compared to the six months ended June 30, 3017.

●	For the three months ended June 30, 2018, insurance changed by $95,626, or 200.6%, as compared to the three months ended June 30, 2017. The change was mainly attributable to China Fishery Mutual Insurance Association returned the insurance premium related to vessels located in Indonesia that are not currently under operation as a result of the Indonesian government’s moratorium. For the six months ended June 30, 2018, insurance increased by $17,070, or 13.7%, as compared to the six months ended June 30, 2017. The change was mainly attributable to the different insured fishing vessels mix.

●	Other miscellaneous selling expense for the three months ended June 30, 2018 increased by $3,877, or 114.3%, as compared to the three months ended June 30, 2017. Other miscellaneous selling expense for the six months ended June 30, 2018 increased by $59,259, or 843.7%, as compared to the six months ended June 30, 2017.

General and administrative expense

General and administrative expense totaled $3,000,885 for the three months ended June 30, 2018, as compared to $2,444,379 for the three months ended June 30, 2017, an increase of $ 556,506 or 22.8%. General and administrative expense totaled $6,126,501 for the six months ended June 30, 2018, as compared to $4,711,208 for the six months ended June 30, 2017, an increase of $ 1,415,293 or 30.0%. General and administrative expense for the three and six months ended June 30, 2018 and 2017 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Professional fees	$586,065	$284,843	$1,126,431	$733,514
Compensation and related benefits	525,902	252,300	1,077,825	538,432
Rent and related administrative service charge	117,557	117,689	235,183	236,258
Bad debt (recovery) expense	(210,043)	106,277	(41,098)	202,676
Travel and entertainment	19,817	69,064	38,516	132,713
Other	1,961,587	1,614,206	3,689,644	2,867,615
	$3,000,885	$2,444,379	$6,126,501	$4,711,208

●	Professional fees, which primarily consist of legal fees, accounting fees, investor relation service charges, valuation service fees and other fees associated with being a public company, for the three months ended June 30, 2018 increased by $301,222, or 105.8%, as compared to the three months ended June 30, 2017. The increase in the three months ended June 30, 2018 was primarily attributable to an increase in accounting fees of approximately $208,000, an increase in consulting fees of approximately $11,000, and other fees increased by approximately $82,000. For the six months ended June 30, 2018, professional fees increased by $392,917, or 53.6%, as compared to the six months ended June 30, 2017. The increase in the six months ended June 30, 2018 was primarily attributable to an increase in consulting fees of approximately $84,000, an increase in accounting fees of approximately $316,000, offset by other fees decreased by approximately $7,000.

●	Compensation and related benefits increased by $273,602, or 108.4%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, compensation and related benefits increased by $539,393, or 100.2%. The increase was mainly attributable to booking the salaries of the crews that are not in operation in East Timor and Indonesia into G&A expenses of approximately $476,000 and an increase in benefits for our management staff of approximately $63,000.

●	Rent and related administrative service charge remained consistent for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017.

●	For the three months ended June 30, 2018, we recorded bad debt recovery of $210,043 as compared to bad debt expense of $106,277 for the three months ended June 30, 2017. For the six months ended June 30, 2018, we recorded bad debt recovery of $41,098 as compared to bad debt expense of $202,676 for the six months ended June 30, 2017. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, and customers’ collection history, and recent economic events.

●	For the three months ended June 30, 2018, travel and entertainment expense decreased by $49,247, or 71.3% as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, travel and entertainment expense decreased by $94,197, or 71.0% as compared to the six months ended June 30, 2017. The decrease was mainly attributable to a decrease in travel expense of approximately $42,000 and a decrease in entertainment expense of approximately $52,000.

●	Other general and administrative expense, which primarily consist of communication fees, office supplies, miscellaneous taxes, bank service charge, depreciation, and NASDAQ listing fee. For the three months ended June 30, 2018, other general and administrative expense increased by $347,381, or 21.5%, as compared to the three months ended June 30, 2017. The increase was primarily attributable to an increase in depreciation of approximately $293,000, and an increase in other miscellaneous items of approximately $54,000. For the six months ended June 30, 2018, other general and administrative expense increased by $822,029, or 28.7%, as compared to the six months ended June 30, 2017. The increase was mainly attributable to an increase in depreciation of approximately $733,000, and an increase in other miscellaneous items of approximately $89,000. We recorded the depreciation in relation to vessels located in Indonesian and Indo-Pacific waters that are not operating as operation expense rather than cost of revenue.

Grant Income

The grant income mainly consists of an incentive granted by the Chinese government to encourage the development of ocean fishing industry in order to satisfy the demand of natural seafood in China and other small miscellaneous grant income from the Chinese government. For the three months ended June 30, 2018, grant income decreased by $30,365, or 100% as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, grant income decreased by $11,697,528, or 91.7% as compared to the six months ended June 30, 2017. The decrease was mainly due to the receipt in the first quarter of 2017 of grant income for reimbursement of our fuel expenditure related to 2015 as a result of the delay in the government approval process.

Gain or Loss on fixed assets disposal

Gain or Loss on fixed assets disposal represents the gain or loss on the disposal of fixed assets we recorded as it incurred. For the three months ended June 30, 2018 and 2017, the gain on fixed assets disposal was $2,705 and $0. For the six months ended June 30, 2018 and 2017, the loss on fixed assets disposal was $2,178,750 and $0. This was mainly due to the dismantling of 27 fishing vessels for modification and rebuilding.

Income from operations

As a result of the factors described above, for the three months ended June 30, 2018, income from operations amounted to $3,577,006, as compared to income from operations of $9,711,582 for the three months ended June 30, 2017, a change of $6,134,576, or 63.2%. For the six months ended June 30, 2018, income from operations amounted to $4,441,148, as compared to income from operations of $21,017,600 for the six months ended June 30, 2017, a change of $16,576,452, or 78.9%.

Other income/expense

Other income/expense mainly include interest income from bank deposits, interest expense generated from short-term and long-term bank borrowings, foreign currency transaction gain, and loss on equity method investment.

For the three months ended June 30, 2018, other expense, net, amounted to $241,747 as compared to other income, net, of $99,232 for the three months ended June 30, 2017, a change of $340,979, or 343.6%, which was primarily attributable to an increase in foreign currency transaction loss of approximately $854,000, an increase in loss on equity method investment of approximately $36,000, offset by a decrease in interest expenses of approximately $453,000 as a result of decrease in bank loans, an increase in interest income of approximately $11,000, and an increase in gain from cost method investment of approximately $83,000.

For the six months ended June 30, 2018, other expense, net, amounted to $121,201 as compared to other expense, net, of $364,262 for the six months ended June 30, 2017, a decrease of $243,061, or 66.7%, which was primarily attributable to a decrease in interest expense of approximately $694,000 as a result of decrease in bank loans, an increase in gain from cost method investment of approximately $83,000, offset by a decrease in interest income of approximately $117,000 and a decrease in foreign currency transaction gain of approximately $379,000, and an increase in loss on equity method investment of approximately $41,000.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the three and six months ended June 30, 2018 and 2017.

Net income

As a result of the factors described above, our net income was $3,335,259 for the three months ended June 30, 2018, as compared with net income of $9,810,814 for the three months ended June 30, 2017, a change of $6,475,555 or 66.0%. Our net income was $4,319,947 for the six months ended June 30, 2018, as compared with net income of $20,653,338 for the six months ended June 30, 2017, a change of $ 16,333,391 or 79.1%.

Net income attributable to owners of the Company

The net income attributable to owners of the Company was $2,945,484, or $0.04 per ordinary share (basic and diluted) for the three months ended June 30, 2018, as compared with net income attributable to owners of the Company of $8,957,411, or $0.11 per ordinary share (basic and diluted) for the three months ended June 30, 2017, a change of $6,011,927 or 67.1%.

The net income attributable to owners of the Company was $3,817,777, or $0.05 per ordinary share (basic and diluted) for the six months ended June 30, 2018, as compared with net income attributable to owners of the Company of $18,877,565, or $ 0.24 per ordinary share (basic and diluted) for the six months ended June 30, 2017, a change of $15,059,788 or 79.8%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries which are incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries which are incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and comprehensive (loss) income. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $7,654,890 for the three months ended June 30, 2018, as compared to foreign currency translation gain of $2,041,844 for the three months ended June 30, 2017. We reported a foreign currency translation loss of $2,050,982 for the six months ended June 30, 2018, as compared to foreign currency translation gain of $2,682,892 for the six months ended June 30, 2017. This non-cash loss had the effect of increasing/decreasing our reported comprehensive loss/gain and this non-cash gain had the effect of decreasing/increasing our reported comprehensive loss/gain.

Comprehensive (loss) income

As a result of our foreign currency translation adjustment, we had comprehensive loss for the three months ended June 30, 2018 of $4,319,631, compared to comprehensive income of $11,852,658 for the three months ended June 30, 2017. We had comprehensive income for the six months ended June 30, 2018 of $2,268,965, compared to comprehensive gain of $23,336,230 for the six months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government grants as the government incentive for encouraging development of ocean fishing industry. At June 30, 2018 and December 31, 2017, we had cash balances of approximately $1,467,000 and $2,006,000, respectively. The significant portion of these funds are located in financial institutions located in the PRC and will continue to be indefinitely reinvested in our operations in the PRC.

The following table sets forth a summary of changes in our working capital from December 31, 2017 to June 30, 2018:

			December 31, 2017 to June 30, 2018
	June 30, 2018	December 31, 2017	Change	Percentage Change
Working capital deficit:
Total current assets	$18,916,557	$20,783,346	$(1,866,789)	(9.0)%
Total current liabilities	44,485,997	36,415,935	8,070,062	22.2%
Working capital deficit:	$(25,569,440)	$(15,632,589)	$(9,936,851)	63.6%

Our working capital deficit increased $9,936,851 to working capital deficit of $25,569,440 at June 30, 2018 from working capital deficit of $15,632,589 at December 31, 2017. This increase in working capital deficit is primarily attributable to a decrease in restricted cash of approximately $1,821,000 due to the decrease in short term bank loan, a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $2,570,000, a significant increase in accounts payable of approximately $11,221,000 as 27 vessels are in the modification and rebuilding project, an increase in due to related parties of approximately $7,079,000 due to the increase in the advance from Xinrong Zhuo for working capital purposes, offset by an increase in inventories, net of reserve for inventories, of approximately $2,491,000, an increase in prepaid expenses of approximately $734,000, a decrease in short-term bank loans of approximately $8,557,000 due to the repayments of the short-term bank loans, a decrease in accrued liabilities and other payables of approximately $1,042,000, a decrease in accounts payable-related parties of approximately $555,000.

Because the exchange rate conversion is different for consolidated balance sheets and consolidated statements of cash flows, the changes in assets and liabilities reflected on consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on consolidated balance sheets.

Cash flows for the six months ended June 30, 2018 compared to the six months ended June 30, 2017

The following summarizes the key components of our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$11,839,494	$54,434,636
Net cash used in investing activities	(3,870,439)	(36,130,773)
Net cash used in financing activities	(10,149,988)	(7,602,000)
Effect of exchange rate on cash	(178,341)	243,557
Net (decrease) increase in cash	$(2,359,274)	$10,945,420

Net cash flow provided by operating activities was $11,839,494 for the six months ended June 30, 2018 as compared to $54,434,636 for the six months ended June 30, 2017, a change of $42,595,142.

●

Net cash flow provided by operating activities for the six months ended June 30, 2018 primarily reflected our net income of approximately $4,319,947, and the add-back of non-cash items, mainly consisting of depreciation of approximately $4,763,000, decrease in allowance for doubtful accounts of approximately $40,000, an increase in reserve for inventories of approximately $59,000, loss on disposal of fixed assets of approximately $2,179,000 and loss on equity method investment of approximately $61,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $2,542,000, a decrease in other receivable of approximately $166,000, an increase in due to related parties of approximately $4,075,000, offset by an increase in inventories of approximately $2,695,000, an increase in prepaid expenses of approximately $764,000, a decrease in accounts payable of approximately $1,260,000, a decrease in accounts payable- related parties of approximately $553,000 and a decrease in accrued liabilities and other payables of approximately $1,014,000.

●	Net cash flow provided by operating activities for the six months ended June 30, 2017 primarily reflected our net income of approximately $20,653,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $4,292,000, increase in allowance for doubtful accounts of approximately $203,000, and loss on equity method investment of approximately $20,000, and changes in operating assets and liabilities primarily consisting of a decrease in inventories of approximately $4,030,000, a decrease in advances to suppliers of approximately $1,584,000, a significant decrease in other receivables of approximately $29,995,000 mainly due to the refund of prepayment made for fish goods of approximately $30 million received from a third party in January and February 2017 (see note 5), a decrease in other receivables – related party of approximately $927,000, an increase in accounts payable – related parties of approximately $5,951,000, and an increase in accrued liabilities and other payables of approximately $1,361,000, offset by an increase in accounts receivable of approximately $1,233,000, an increase in in prepaid expenses – related party of approximately $584,000, a decrease in accounts payable of approximately $23,000, and a decrease in due to related parties of approximately $12,754,000.

Net cash flow used in investing activities was $3,870,439 for the six months ended June 30, 2018 as compared to $36,130,773 for the six months ended June 30, 2017. During the six months ended June 30, 2018, we made payments for purchase of property, plant and equipment of approximately $6,157,000, offset by proceeds received from government grants for fishing vessel construction of approximately $2,287,000. Net cash flow used in investing activities was $36,130,773 for the six months ended June 30, 2017. During the six months ended June 30, 2017, we made payments for purchase of property, plant and equipment of approximately $38,751,000, and made payments for equity method investment of approximately $291,000, offset by proceeds received from government grants for fishing vessel construction of approximately $2,911,000.

Net cash flow used in financing activities was $10,149,988 for the six months ended June 30, 2018 as compared to net cash flow used in financing activities of $7,602,000 for the six months ended June 30, 2017. During the six months ended June 30, 2018, we received advances from related parties of approximately $3,000,000, offset by the repayments of short-term bank loans of approximately $8,500,000, the repayment of long-term bank loans of approximately $3,061,000 and cash made for dividend payments of approximately $1,581,000. During the six months ended June 30, 2017, we received proceeds from short-term bank loans of approximately $8,500,000, and received advances from related parties of approximately $2,033,000, offset by the repayments of short-term bank loans of approximately $7,922,000, the repayments of long-term bank loans of approximately $8,632,000, and dividend payments of approximately $1,581,000.

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

The following tables summarize our contractual obligations as of June 30, 2018 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Office lease obligation	$457	$457	$-	$-	$-
Short-term bank loans (1)	6,044	6,044	-	-	-
Long-term bank loans	19,950	5,894	9,975	4,081	-
Total	$26,451	$12,395	$9,975	$4,081	$-

(1)	Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

Off-balance sheet arrangements

None.

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842).” The new guidance requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. A lessee will need to recognize on its balance sheet a right-of-use asset and a lease liability for the majority of its leases (other than leases that meet the definition of a short-term lease). The lease liabilities will be equal to the present value of lease payments. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments. Based on its preliminary evaluation, the Company expects to start recognizing lease assets and lease liabilities for its operating leases on its statements of financial position as of the end of its first fiscal quarter of 2019 and its comparative period presented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity price risk

Oil cost accounts for approximately 70.7% and 67.4% of our total cost of revenue for the three and six months ended June 30, 2018, respectively. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at June 30, 2018 and did not employ any commodity price derivatives in the six months ended June 30, 2018.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $20,000 for the six months ended June 30, 2018 based on our revenue, costs and expenses, and assets and liabilities denominated in RMB as of June 30, 2018. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $26.0 million at June 30, 2018. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2018, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: August 9, 2018	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman and Chief Executive Officer

Date: August 9, 2018	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer

