Form 10-Q
period 2018-09-30
Pingtan Marine Enterprise Ltd.
filed 2018-11-08
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of November 8, 2018, the outstanding number of the registrant’s ordinary shares, par value $0.001 per share, was 79,055,053.

PINGTAN MARINE ENTERPRISE LTD.

FORM 10-Q

September 30, 2018

i

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$9,520,325	$2,005,540
Restricted cash	-	1,821,187
Accounts receivable, net of allowance for doubtful accounts	5,876,688	13,012,671
Inventories, net of reserve for inventories	8,758,299	3,560,261
Prepaid expenses	2,928,564	110,536
Other receivables	676,228	273,151

Total Current Assets	27,760,104	20,783,346

OTHER ASSETS:
Cost method investment	3,052,681	3,213,859
Equity method investment	28,875,594	30,521,466
Prepayment for long-term assets	-	11,577,057
Property, plant and equipment, net	186,682,836	135,042,467

Total Other Assets	218,611,111	180,354,849

Total Assets	$246,371,215	$201,138,195

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$40,233,469	$4,301,146
Accounts payable - related parties	2,355,353	1,803,698
Short-term bank loans	-	14,600,978
Long-term bank loans - current portion	7,486,336	5,968,596
Accrued liabilities and other payables	4,195,792	5,354,616
Due to related parties	11,165,392	4,386,901

Total Current Liabilities	65,436,342	36,415,935

OTHER LIABILITIES:
Long-term bank loans - non-current portion	26,093,150	17,217,104

Total Liabilities	91,529,492	53,633,039

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at September 30, 2018 and December 31, 2017)	79,055	79,055
Additional paid-in capital	81,682,599	81,682,599
Retained earnings	54,398,379	40,349,189
Statutory reserve	12,978,343	12,978,343
Accumulated other comprehensive loss	(13,412,643)	(5,731,889)
Total equity attributable to owners of the company	135,725,733	129,357,297
Non-controlling interest	19,115,990	18,147,859

Total Shareholders’ Equity	154,841,723	147,505,156

Total Liabilities and Shareholders’ Equity	$246,371,215	$201,138,195

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(IN U.S. DOLLARS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

REVENUE	$14,685,465	$5,462,792	$39,175,903	$46,819,813

COST OF REVENUE	5,300,829	5,549,796	17,235,179	33,360,356

GROSS PROFIT (LOSS)	9,384,636	(87,004)	21,940,724	13,459,457

OPERATING EXPENSES:
Selling	319,919	194,202	1,181,720	761,495
General and administrative	774,693	977,603	3,855,961	3,325,268
General and administrative - depreciation	1,378,056	1,219,006	4,423,289	3,582,549
Grant income	(7,477,736)	(9,274,101)	(8,529,848)	(22,023,741)
(Gain) loss on fixed assets disposal	(49,626)	190,162	2,129,124	187,709

Total Operating Expenses	(5,054,694)	(6,693,128)	3,060,246	(14,166,720)

INCOME FROM OPERATIONS	14,439,330	6,606,124	18,880,478	27,626,177

OTHER INCOME (EXPENSE):
Interest income	4,552	20,617	39,084	172,043
Interest expense	(261,974)	(490,383)	(919,542)	(1,841,792)
Foreign currency transaction (loss) gain	(373,237)	396,852	(207,022)	941,734
(Loss) gain from cost method investment	(9,052)	318,125	388,368	318,125
Loss on equity method investment	(60,422)	(322,151)	(121,537)	(27,500)
Other expense	(2,312)	(66)	(2,997)	(6,331)

Total Other Expense, net	(702,445)	(77,006)	(823,646)	(443,721)

INCOME BEFORE INCOME TAXES	13,736,885	6,529,118	18,056,832	27,182,456

INCOME TAXES	-	-	-	-

NET INCOME	$13,736,885	$6,529,118	$18,056,832	$27,182,456

LESS: NET INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	1,133,820	576,194	1,635,990	2,351,967

NET INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$12,603,065	$5,952,924	$16,420,842	$24,830,489

COMPREHENSIVE INCOME:
NET INCOME	13,736,885	6,529,118	18,056,832	27,182,456
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation (loss) gain	(6,297,631)	2,138,127	(8,348,613)	4,821,019
COMPREHENSIVE INCOME	$7,439,254	$8,667,245	$9,708,219	$32,003,475
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	630,060	744,763	968,131	2,732,334
COMPREHENSIVE INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$6,809,194	$7,922,482	$8,740,088	$29,271,141

NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$0.16	$0.08	$0.21	$0.31

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
						Accumulated
	Ordinary Shares		Additional			Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders’
	Shares	Amount	Capital	Earnings	Reserve	Loss	Interest	Equity

Balance, December 31, 2017	79,055,053	$79,055	$81,682,599	$40,349,189	$12,978,343	$(5,731,889)	$18,147,859	$147,505,156

Acquisition of fishing vessels from related party
Net Income	-	-	-	16,420,842	-	-	1,635,990	18,056,832

Dividend declared	-	-	-	(2,371,652)	-	-	-	(2,371,652)

Foreign currency translation adjustment	-	-	-	-	-	(7,680,754)	(667,859)	(8,348,613)

Balance, September 30, 2018 (Unaudited)	79,055,053	$79,055	$81,682,599	$54,398,379	$12,978,343	$(13,412,643)	$19,115,990	$154,841,723

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,056,832	$27,182,456
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	6,933,572	6,454,155
(Decrease) increase in allowance for doubtful accounts	(36,814)	221,209
Increase in reserve for inventories	38,614	2,639,816
Loss on equity method investment	121,537	27,500
Loss on disposal of fixed assets	2,129,124	194,039
Changes in operating assets and liabilities:
Accounts receivable	6,877,799	5,928,573
Inventories	(5,711,759)	3,421,517
Advances to suppliers	-	3,133,470
Prepaid expenses	(5,729,266)	8,311
Prepaid expenses - related parties	-	(225,434)
Other receivables	(435,794)	32,217,955
Other receivables - related party	-	1,180,928
Accounts payable	(530,936)	954,719
Accounts payable - related parties	677,529	2,024,366
Accrued liabilities and other payables	(939,878)	854,714
Accrued liabilities and other payables - related party	-	(9,886,677)
Due to related parties	2,529,409	14,854

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,979,969	76,346,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(21,915,319)	(45,292,877)
Proceeds from government grants for fishing vessels construction	5,302,166	2,941,912
Payments for equity method investment	-	(294,191)

NET CASH USED IN INVESTING ACTIVITIES	(16,613,153)	(42,645,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	15,184,981	12,912,868
Repayments of short-term bank loans	(14,633,675)	(18,701,191)
Repayments of long-term bank loans	(2,990,981)	(8,722,769)
Advances from related parties	3,712,957	2,982,394
Payments made for dividend	(2,371,652)	(2,371,652)

NET CASH USED IN FINANCING ACTIVITIES	(1,098,370)	(13,900,350)

EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(574,848)	1,038,979

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,693,598	20,839,944

CASH,CASH EQUIVALENTS AND RESTRICTED CASH - beginning of period	3,826,727	3,732,318

CASH,CASH EQUIVALENTS AND RESTRICTED - end of period	$9,520,325	$24,572,262

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,331,128	$1,945,560
Income taxes	$-	$-

RECONCILIATION TO AMOUNTS ON CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	9,520,325	22,251,902
Restricted cash	-	2,320,360
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$9,520,325	$24,572,262
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$11,602,983	$1,029,669
Property and equipment acquired on credit as payable	$38,672,775	4,818,866

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2018

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

(IN U.S. DOLLARS)
SEPTEMBER 30, 2018

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of September 30, 2018 are as follows:

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
SEPTEMBER 30, 2018

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

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three and nine months ended September 30, 2018 and 2017 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and Hong Kong and none of these deposits are covered by insurance. At September 30, 2018 and December 31, 2017, cash balances in the PRC were $9,281,572 and $1,995,465, respectively, and cash balances in Hong Kong were $238,753 and $10,075, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash consists of cash deposits held by China Development Bank to secure short term bank loans from China Development Bank. At September 30, 2018 and December 31, 2017, restricted cash amounted $0 and $1,821,187, respectively.

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, inventories, advances to suppliers, prepaid expenses, prepaid expenses – related party, other receivables, other receivables – related party, accounts payable, accounts payable – related parties, bank loans, accrued liabilities and other payables, accrued liabilities and other payables – related party, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. As of September 30, 2018, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term bank borrowings that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of September 30, 2018. As of September 30, 2018, the Company does not have any level 3 financial instruments.

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
SEPTEMBER 30, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At September 30, 2018 and December 31, 2017, the Company established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $29,110 and $67,379, respectively.

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

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. At September 30, 2018 and December 31, 2017, the Company recorded a reserve for inventories in the amount of $36,596 and $0, respectively.

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales, estimated current and future market value.

Prepaid expenses

Prepaid expenses represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $2,928,564 and $110,536 at September 30, 2018 and December 31, 2017, respectively.

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
SEPTEMBER 30, 2018

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

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $367,917 and $129,847 for the three months ended September 30, 2018 and 2017, respectively, in the fishing vessels under construction. The Company capitalized interest of $568,790 and $192,268 for the nine months ended September 30, 2018 and 2017, respectively, in the fishing vessels under construction.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charge for the three and nine months ended September 30, 2018 and 2017.

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

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of September 30, 2018 and December 31, 2017.

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
SEPTEMBER 30, 2018

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

The Company is not incorporated nor does it engage in any trade or business in the United States and is not subject to United States federal income taxes. The Company did not derive any significant amount of income subject to such taxes after completion of the Share Exchange and accordingly, no relevant tax provision is made in the accompanying unaudited consolidated statements of operations and comprehensive income.

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
SEPTEMBER 30, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

Deferred tax assets are reduced by a valuation allowance to the extent that management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations and comprehensive income in the period that includes the enactment date.

The Company has not recorded deferred income taxes applicable to undistributed earnings of the subsidiaries located in the PRC because it is the present intention of management to reinvest the undistributed earnings indefinitely in PRC. The cumulative undistributed earnings from PRC subsidiaries amounted to approximately $226.3 million and $207.5 million as of September 30, 2018 and December 31, 2017, respectively, which are included in consolidated retained earnings. Generally, such earnings become subject to the PRC tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of September 30, 2018 and December 31, 2017, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and totaled $75,049 and $21,981 for the three months ended September 30, 2018 and 2017, respectively. Shipping and handling costs are totaled $365,881 and $221,843 for the nine months ended September 30, 2018 and 2017, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $74,135 and $123,925 for the three months ended September 30, 2018 and 2017, respectively. Employee benefit costs totaled $329,112 and $307,376 for the nine months ended September 30, 2018 and 2017, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expense on the accompanying consolidated statements of operations and comprehensive income and totaled $0 and $21,058 for the three months ended September 30, 2018 and 2017, respectively. Advertising totaled $20,453 and $50,171 for the nine months ended September 30, 2018 and 2017, respectively.

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expense. The Company did not incur any research and development costs during the three and nine months ended September 30, 2018 and 2017.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing is the Chinese Renminbi (“RMB”). For the subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2018 and 2017 was $(574,848) and $1,038,979, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at September 30, 2018 and December 31, 2017 were translated at 6.8792 RMB to $1.00 and at 6.5342 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the nine months ended September 30, 2018 and 2017 were 6.5196 RMB and 6.7983 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income available to owners of the company for basic and diluted net income per share of ordinary stock	$12,603,065	$5,952,924	$16,420,842	$24,830,489
Weighted average ordinary stock outstanding - basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053
Net income per ordinary share attributable to owners of the Company - basic and diluted	$0.16	$0.08	$0.21	$0.31

For the three and nine months ended September 30, 2018 and 2017, warrants to purchase 8,966,667 ordinary shares have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect. The warrants had expired as of September 30, 2018.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of September30, 2018, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

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

Comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three and nine months ended September 30, 2018 and 2017 included net income and unrealized gain from foreign currency translation adjustments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2018 and December 31, 2017. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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
SEPTEMBER 30, 2018

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2018

NOTE 3 – ACCOUNTS RECEIVABLE

At September 30, 2018 and December 31, 2017, accounts receivable consisted of the following:

	September 30, 2018	December 31, 2017
Accounts receivable	$5,905,798	$13,080,050
Less: allowance for doubtful accounts	(29,110)	(67,379)
	$5,876,688	$13,012,671

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance.

NOTE 4 – INVENTORIES

At September 30, 2018 and December 31, 2017, inventories consisted of the following:

	September 30, 2018	December 31, 2017
Frozen fish and marine catches in warehouse	$5,579,293	$1,571,622
Frozen fish and marine catches-WIP	3,211,298	-
Frozen fish and marine catches in transit	4,304	1,988,639
	8,794,895	3,560,261
Less: reserve for inventories	(36,596)	-
	$8,758,299	$3,560,261

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates.

NOTE 5 – OTHER RECEIVABLES

At September 30, 2018 and December 31, 2017, other receivables consisted of the following:

	September 30, 2018	December 31, 2017
Security deposit	$75,000	$75,000
Other	601,228	198,151
	$676,228	$273,151

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2018

NOTE 6 – COST METHOD INVESTMENT

At September 30, 2018 and December 31, 2017, cost method investment amounted to $3,052,681 and $3,213,859, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.2 million) to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8% investment in the total equity investment of the bank as of September 30, 2018 and December 31, 2017.

In according to ASC 325, the Company uses the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank. Long-term investment for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of September 30, 2018 and December 31, 2017.

NOTE 7 – EQUITY METHOD INVESTMENT

At September 30, 2018 and December 31, 2017, equity method investment amounted to $28,875,594 and $30,521,466, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. In April 2017, these two companies sold their shares to another unrelated party, Zhen Lin. As of September 30, 2018, Pingtan Fishing and Zhen Lin accounted for 20% and 80% of the total ownership, respectively.

Global Deep Ocean will process, cold storage, and transport deep ocean fishing products. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $145.4 million) and as of September 30, 2018, Pingtan Fishing had contributed its share of registered capital of RMB 200 million (approximately $29.1 million).

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three months ended September 30, 2018 and 2017, the Company’s share of Global Deep Ocean’s net loss was $60,423 and $7,333, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income. For the nine months ended September 30, 2018 and 2017, the Company’s share of Global Deep Ocean’s net loss was $121,537 and $27,500, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	September 30, 2018	December 31, 2017
Current assets	$67,697,329	$49,372,645
Noncurrent assets	10,211,580	6,974,590
Current liabilities	2,534	151,312
Noncurrent liabilities	25,104,663	-
Equity	52,801,712	56,195,923

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2018

NOTE 7 – EQUITY METHOD INVESTMENT (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$-	$-	$-	$-
Gross profit	-	-	-	-
Loss from operation	302,113	36,666	607,686	137,398
Net loss	302,113	36,667	607,686	137,501

NOTE 8 – PREPAYMENT FOR LONG-TERM ASSETS

At September 30, 2018 and December 31, 2017, prepayment for long-term assets consisted of prepayment for fishing vessels’ construction. The Company reclassifies the prepayment for fishing vessels’ construction to construction-in-progress using the percentage of completion method.

For the nine months ended September 30, 2018, a summary of activities in prepayment for long-term assets was as follows:

Prepayment for fishing vessels’ construction
Balance - December 31, 2017	$11,577,057
Reclassification to construction-in-progress	(10,996,454)
Foreign currency fluctuation	(580,603)
Balance – September 30, 2018	$-

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

At September 30, 2018 and December 31, 2017, property, plant and equipment consisted of the following:

	Useful life	September 30, 2018	December 31, 2017
Fishing vessels	10 - 20 Years	$147,803,075	$164,748,753
Office and other equipment	3 – 5 Years	141,110	453,927
Vehicles		22,134	-
Construction-in-progress	-	71,001,465	-
		218,967,784	165,202,680
Less: accumulated depreciation		(32,284,948)	(30,160,213)
		$186,682,836	$135,042,467

For the three months ended September 30, 2018 and 2017, depreciation expense amounted to $2,170,841 and $2,161,787, respectively, of which $634,089 and $962,686, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively. For the nine months ended September 30, 2018 and 2017, depreciation expense amounted to $6,933,572 and $6,454,155, respectively, of which $2,253,662 and $2,625,602, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

At September 30, 2018 and December 31, 2017, the Company had 19 and 36 fishing vessels with net carrying amount of approximately $35.6 million and $30.3 million, respectively, pledged as collateral for its bank loans.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2018

NOTE 10 – RELATED PARTIES TRANSACTIONS

Accounts payable - related parties

At September 30, 2018 and December 31, 2017, accounts payable - related parties consisted of the following:

Name of related party	September 30, 2018	December 31, 2017
Hong Fa Shipping Limited (1)	$1,231,692	$1,231,692
Hong Long (2)	1,070,305	572,006
Huna Lin	46,547	-
Zhiyan Lin	6,809	-
	$2,355,353	$1,803,698

(1)	An entity controlled by the Company’s CEO.

(2)	Hong Long is an affiliate company majority owned by an immediate family member of the Company’s CEO.

These accounts payable – related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

Due to related parties

At September 30, 2018 and December 31, 2017, the due to related parties amount consisted of the following:

	September 30, 2018	December 31, 2017
Accrued compensation for Roy Yu, Chief Financial Officer	$20,000	$20,000
Accrued compensation for Xinrong Zhuo	3,320	3,328
Advance from Xinrong Zhuo, Chief Executive Officer	9,312,405	4,325,365
Due to related party-Hai Yi	-	38,208
Due to related party-Honglong	1,829,667	-
	$11,165,392	$4,386,901

The advance from Xinrong Zhuo, the Company’s Chief Executive Officer, is for working capital purposes and short-term in nature, non-interest bearing, unsecured and payable on demand.

Due to related party- Hai Yi is rent due to Hai Yi Shipping Limited.

Due to related party - Hong Long is short-term in nature, non-interest bearing, unsecured and payable on demand.

Operating lease

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO, (the “Office Lease”). The Company renewed the Office Lease. Pursuant to the renewed Office Lease, the annual rent is RMB 84,000 (approximately $12,900) and the renewed Office Lease expires on July 31, 2019.

For the three months ended September 30, 2018 and 2017, rent expense related to the Office Lease amounted $3,071 and $3,153, respectively. For the nine months ended September 30, 2018 and 2017, rent expense related to the Office Lease amounted $9,663 and $9,267, respectively. Future minimum rental payment required under the Office Lease is as follows:

Twelve-month period Ending September 30:	Amount
2019	$10,700

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2018

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

For the three months ended September 30, 2018 and 2017, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $114,177 and $114,624, respectively. For the nine months ended September 30, 2018 and 2017, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $342,768 and $344,768, respectively.

Twelve-month period Ending September 30:	Amount
2019	$456,800

Purchases from related parties

During the three and nine months ended September 30, 2018 and 2017 purchases from related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Purchase of fuel, fishing nets and other on board consumables
from Hong Fa Shipping Limited	$-	$92,756	$-	$6,528,578
from PT. Avona Mina Lestari	-	12,671	-	837,668
from Hai Yi Shipping Ltd.	-	23,187	-	2,230,887
From Zhiyan Lin	33,524	-	35,497	-
from Fuzhou Honglong Ocean Fishery Co., Ltd.	733,327	83,201	1,310,976	5,975,579
	766,851	211,815	1,346,473	15,572,712
Purchase of leasing
From Ping Lin	3,071	-	9,663	-
	3,071	-	9,663	-
Purchase of vessel maintenance service
From Huna Lin	49,114	-	49,114	-
from PT. Avona Mina Lestari	-	29,105	-	63,842
	49,114	29,105	49,114	63,842
Purchase of transportation service
from Fuzhou Honglong Ocean Fishery Co., Ltd.	365,878	186,297	365,878	608,117
from Hong Fa Shipping Limited	-	2,892	-	278,251
	$365,878	$189,189	$365,878	$886,368

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2018

NOTE 11 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. At September 30, 2018 and December 31, 2017, short-term bank loans consisted of the following:

	September 30, 2018	December 31, 2017
Loan from Fujian Haixia Bank, due on September 14, 2018 with annual interest rate of 7.178% at December 31, 2017, collateralized by Pingtan Fishing’s 17 fishing vessels	$-	$3,826,023
Loan from Fujian Haixia Bank, due on September 30, 2018 with annual interest rate of 7.178% at December 31, 2017, collateralized by Pingtan Fishing’s 17 fishing vessels	-	765,205
Loan from China Development Bank, due on March 8, 2018 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.721% at December 31, 2017), secured by the Company’s restricted cash which is a deposit with the lender of approximately $1 million (RMB 6.9 million) and collateralized by seven vessels	-	5,000,000
Loan from China Development Bank, due on April 24, 2018 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.721% December 31, 2017), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.7 million (RMB 4.6 million) and collateralized by four vessels	-	3,500,000
Loan from Fujian Haixia Bank, due on September 11, 2018 with annual interest rate of 2.990% at December 31, 2017, collateralized by Pingtan Fishing’s 17 fishing vessels	-	1,509,750
	$-	$14,600,978

(1)	Represents six-month LIBOR rate on the loan commencement date.

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. At September 30, 2018 and December 31, 2017, long-term bank loans consisted of the following:

	September 30, 2018	December 31, 2017
Loan from The Export-Import Bank of China, due on various dates until January 30, 2023 with annual interest rate of 4.900% at September 30, 2018 and December 31, 2017, guaranteed by Xinrong Zhuo and Ping Lin and collateralized by 2 fishing vessels and collateralized by two related parties’ investments in equity interest of one PRC local banks	$11,629,259	$14,538,888
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.145% at September 30, 2018 and December 31, 2017, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 6 fishing vessels	7,559,018	8,646,812
Loan from China Development Bank, due on various dates until July 30, 2026 with annual interest rate of 5.390% at September 30, 2018, guaranteed by Xinrong Zhuo, 11 fishing vessels and 6 Honglong’s fishing vessels, real estate of Mingguang Wanhao Property co., LTD., totaled area 22,123.50㎡	14,391,209	-
Total long-term bank loans	$33,579,486	$23,185,700
Less: current portion	(7,486,336)	(5,968,596)
Long-term bank loans, non-current portion	$26,093,150	$17,217,104

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending September 30,	Principal
2019	$7,486,336
2020	7,631,701
2021	3,997,558
2022	3,416,095
2023	4,869,752
Thereafter	6,178,044
$33,579,486
Less: current portion	(7,486,336)
Long-term liability	$26,093,150

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2018

NOTE 11 – BANK LOANS (continued)

Long-term bank loans (continued)

The weighted average interest rate for short-term bank loans was approximately 5.4% and 4.3% for the nine months ended September 30, 2018 and 2017, respectively.

The weighted average interest rate for long-term bank loans was approximately 5.1% and 5.0% for the nine months ended September 30, 2018 and 2017, respectively.

For the three months ended September 30, 2018 and 2017, interest expense related to bank loans amounted to $629,890 and $427,962, respectively, of which, $367,917 and $129,847 was capitalized to construction-in-progress, respectively. For the nine months ended September 30, 2018 and 2017, interest expense related to bank loans amounted to $1,488,332 and $1,841,792, respectively, of which, $568,790 and $192,268 was capitalized to construction-in-progress, respectively.

NOTE 12 – ACCRUED LIABILITIES AND OTHER PAYABLES

At September 30, 2018 and December 31, 2017, accrued liabilities and other payables consisted of the following:

	September 30, 2018	December 31, 2017
Accrued salaries and related benefits	$3,961,393	$4,667,352
Accrued interest due	48,179	64,731
Other	186,220	622,533
	$4,195,792	$5,354,616

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

Each Public Warrants and Sponsor Warrant (the “Warrants”) entitled the registered holder thereof to purchase one of the Company’s ordinary shares upon payment of the exercise price of $12.00 per share.

The Sponsor Warrants were identical to the Public Warrants except that the Sponsor Warrants were exercisable for cash or on a cashless basis, at the holder’s option, and were not redeemable by the Company, in each case so long as they were still held by these purchases or their transferees.

In accordance with U.S. GAAP, the Company accounted for the Warrants as equity instruments.

The warrants expired on February 26, 2018.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2018

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

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. As of December 31, 2015, the Company appropriated the required 50% of its registered capital to statutory reserve for Heyue. Accordingly, no additional statutory reserve for Heyue is required for the nine months ended September 30, 2018. The Company will make appropriation to statutory reserve for Pingtan Fishing by the end of year 2018.

Pingtan Guansheng, Pingtan Dingxin, Pingtan Duoying, Pingtan Ruiying, Pingtan Ocean, Fuzhou Howcious Management, Fuzhou Howcious Investment, Pingtan Shinsilkroad and Pingtan Yikang had sustained losses since their establishments. No appropriation to statutory reserves for them was required as they incurred recurring net losses.

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At September 30, 2018 and December 31, 2017, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2018	2017	2018	2017
A	33%	*	21%	10%
B	15%	*	19%	*
C	12%	20%	13%	11%

*	less than 10%

Six and two customers accounted for 10% or more of the Company’s total outstanding accounts receivable at September 30, 2018 and December 31, 2017, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2018

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS (continued)

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplier	2018	2017	2018	2017
A	31%	*	27%	*
B	21%	64%	19%	*
C (Hong Long, a related party)	14%	13%	*	29%
D	12%	*	12%	*
E (Hong Fa Shipping Limited, a related party)	*	*	*	30%
F (Hai Yi Shipping Limited, a related party)	*	*	*	10%

*	less than 10%

Three suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at September 30, 2018, accounted for 84.2% of the Company’s total outstanding accounts payable and accounts payable – related parties at September 30, 2018.

Three suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2017, accounted for 70.7% of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2017.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of September 30, 2018 and December 31, 2017, which have not been reflected in its consolidated financial statements.

Operating lease

See note 10 for related party operating lease commitment.

Rental payment and related administrative service charge

See note 10 for related party rental and related administrative service agreement commitment.

NOTE 16 – SUBSEQUENT EVENTS

In October 2018, thee Company announced that it will soon complete the modification and rebuilding project for its 27 new fishing vessels, and the first batch of 4 vessels have completed all inspections and the modification and rebuilding project. The new fishing vessels are expected to be put in operation in batches starting November 2018.

In November 2018, the first batch of 4 vessels that have completed the modification and rebuilding project just departed the port from Fuzhou on November 7 EST and will sail to the international waters of the Indian Ocean for operation.

On November 6, 2018, the Company received a loan of $4.34 million from Fujian Haixia Bank. The loan is due on November 4, 2019 with annual interest rate of 6.96%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Pingtan Marine Enterprise Ltd. for the three and nine months ended September 30, 2018 and 2017 should be read in conjunction with the Pingtan Marine Enterprise Ltd. unaudited financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 14, 2018. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

As of September 30, 2018, we own 66 trawlers, 13 drifters, 6 squid jigging vessels, 4 longline fishing vessels, 3 light luring seine vessels, 1 transport vessel, have exclusive operating license rights to 20 drifters, and we also have 7 light luring seine fishing vessels and 20 squid jigging vessels which are in the modification and rebuilding project. We are the second largest China-based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 13.7 years. All of our vessels are approved by the MOA and, to the extent required, licensed by foreign fishing territories where they operate, subject to any foreign government’s moratorium or any suspensions or revocations that apply to the vessels or local entities, as described below.

Among the 140 vessels, 12 are located in the Bay of Bengal in India; 11 are located in international waters; and 13 have returned to China from the Democratic Republic of Timor-Leste due to the reason described above; and 27 vessels are in the modification and rebuilding project. The remaining 77 vessels were licensed by the MOA to operate in the Arafura Sea in Indonesia. The vessels in Indonesian waters, however, are not in operation because the licenses are currently inactive due to either the moratorium discussed below, the revocation of the fishery business license of the local entity through which the vessels operate, or, with respect to four vessels, the revocation of the local fishing licenses.

We catch nearly 50 different species of fish including ribbon fish, croaker fish, Peru squid, Argentina squid, sailfish and chub mackerel. All of our catch is shipped back to China. Our fishing vessels transport frozen catch to a cold storage warehouse nearby onshore fishing bases. We then arrange chartered transportation ships to deliver frozen stocks to cold storage warehouses located in one of China’s largest seafood trading centers, Mawei Seafood Market in Fujian Province.

In October 2018, 4 vessels have completed modification and inspection project and are just departed to international waters of Indian Ocean in November; remaining 23 vessels are still in the modification and rebuilding project.

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

●	Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable government agencies. Our inability to obtain, or loss or denial of extensions to, any of our applicable licenses or permits could hamper our ability to generate revenue from our operations.

●	Resource & environmental factors: Our fishing expeditions are based in the Indian Exclusive Economic Zone, international waters of Atlantic and Pacific Oceans, Indo-Pacific waters, and the Arafura Sea of Indonesia. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also have impact our harvest volume.

●	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●	Competition: We engage in the business in the Bay of Bengal in India, international waters of Atlantic and Pacific Oceans, Indo-Pacific waters, and the Arafura Sea of Indonesian. Competition within our dedicated fishing areas is not currently significant as the region is not overfished or regulated by government limits on the number of vessels that are allowed to fish in the territories; however, there is no guarantee that competition will not become more intense. Competition in the consumer market in China, however, is keen. We compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. We believe our catch appeals to a wide segment of consumers because of the low price points of our products.

●	Fishing licenses: Each of our fishing vessels requires approval from the Ministry of Agriculture of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are granted annually and normally valid for a period of twelve months; when the inspection certificate of a vessel is valid for less than 12 months, the approval will be granted with the validity period equal to that indicated on the inspection certificate and will be extended to full validity period when new inspection certificate is issued. Different countries may have different policies for foreign cooperation in fisheries. Some countries require fishing licenses issued by the accessed country; some others may require establishment of a joint venture or sole proprietorship to obtain local licenses. During the Indonesian moratorium, we were informed that fishing licenses of four vessels operated through PT Avona, one of the local companies through which we conduct business in Indonesia, and the fishery business license of PT Dwikarya, the other local company through which we conduct business in Indonesia, were revoked. In September 2017, we were informed that the fishing licenses of the 13 vessels operating in the Indo-Pacific waters of Timor-Leste were suspended. These vessels have returned to China for regular maintenance.

RESULTS OF OPERATIONS

Comparison of results of operations for the three and nine months ended September 30, 2018 and 2017

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

For the three months ended September 30, 2018 and 2017, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended September 30, 2018
	Revenue	Volume (KG)	Average price	Percentage of revenue
Argentina squid (whole)	$3,172	820,087	$3.87	21.6%
Croaker fish	2,717	1,458,817	1.86	18.5%
Ribbon fish	2,648	1,145,468	2.31	18.0%
Cuttle fish	730	169,785	4.30	5.0%
Pomfret	683	43,150	15.82	4.7%
Puffer fish	594	129,452	4.59	4.0%
Others	4,141	2,060,796	2.01	28.2%
Total	$14,685	5,827,555	$2.52	100.0%

	Three Months Ended September 30, 2017
	Revenue	Volume (KG)	Average price	Percentage of revenue
Squid	$2,357	599,051	$3.93	43.1%
Croaker fish	1,743	523,901	3.33	31.9%
Ribbon fish	524	116,796	4.49	9.6%
Shrimp	140	9,840	14.23	2.6%
Conger eel	78	23,238	3.36	1.4%
Reefcod	58	7,596	7.64	1.1%
Others	563	255,947	2.20	10.3%
Total	$5,463	1,536,369	$3.56	100.0%

For the nine months ended September 30, 2018 and 2017, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Nine Months Ended September 30, 2018
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$10,369	4,423,675	$2.34	26.4%
Ribbon fish	9,497	3,269,353	2.90	24.2%
Argentina squid(whole)	3,172	820,087	3.87	8.1%
Chub mackerel	2,398	2,605,640	0.92	6.1%
Peru squid(whole)	1,434	819,658	1.75	3.7%
Peru squid(cleaned)	1,190	435,043	2.73	3.0%
Others	11,116	3,520,248	3.16	28.5%
Total	$39,176	15,893,704	$2.46	100.0%

	Nine Months Ended September 30, 2017
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$22,979	6,417,927	$3.58	49.1%
Ribbon fish	9,175	2,421,100	3.79	19.6%
Squid	8,836	2,119,801	4.17	18.9%
Reefcod	1,817	499,468	3.64	3.9%
Shrimp	1,317	111,240	11.84	2.8%
Conger eel	1,278	449,521	2.84	2.7%
Others	1,418	547,170	2.59	3.0%
Total	$46,820	12,566,227	$3.73	100.0%

For the three months ended September 30, 2018, we had revenue of $14,685,465, as compared to revenue of $5,462,792 for the three months ended September 30, 2017, an increase of $9,222,673, or 168.8%. The increase was mainly attributable to an increase in sales of activities from recovery of production capacity. Sales volumes in the three months ended September 30, 2018 increased by 279.3% to 5,827,555 kg from 1,536,369 kg in the three months ended September 30, 2017. Due to sufficient market supplies of fish products, however, the average unit sale price decreased 29.2% in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

For the nine months ended September 30, 2018, we had revenue of $39,175,903, as compared to revenue of $46,819,813 for the nine months ended September 30, 2017, a decrease of $7,643,910, or 16.3%. Sales volumes in the nine months ended September 30, 2018 increased 26.5% to15,893,704 kg from 12,566,227 kg in the nine months ended September 30, 2017. Average unit sale price decreased 34.0% in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease was due to the same reasons described above.

Cost of revenue

Our cost of revenue primarily consists of fuel cost, depreciation, direct labor cost, fishing vessels maintenance fee, other overhead costs, and reserve for inventories. Fuel cost, depreciation, and labor cost generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,
	2018			2017
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$3,493	65.8%	23.8%	$1,725	31.1%	31.6%
Freight	731	13.8%	5.0%	147	2.6%	2.7%
Labor cost	465	8.8%	3.2%	678	12.2%	12.4%
Depreciation	439	8.3%	3.0%	226	4.1%	4.1%
Spare parts	98	1.8%	0.7%	114	2.1%	2.1%
Maintenance fee	94	1.8%	0.6%	19	0.3%	0.3%
Reserve for inventories	(23)	(0.4)%	(0.2)%	2,640	47.6%	48.3%
Fishing license and agent fee	-	-	-	1	0.0%	0.0%
Other *	4	0.1%	0.0%	-	-	-
Total cost of revenue	$5,301	100.0%	36.1%	$5,550	100.0%	101.6%

*	Represents the cost of stamp duty generated from our sales contract.

The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,
	2018			2017
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$11,533	67.0%	29.4%	$22,672	68.0%	48.4%
Labor cost	2,045	11.9%	5.2%	2,671	8.0%	5.7%
Depreciation	1,881	10.9%	4.8%	2,731	8.2%	5.8%
Freight	1,407	8.2%	3.6%	920	2.8%	2.0%
Spare parts	213	1.2%	0.5%	1,307	3.9%	2.8%
Maintenance fee	109	0.6%	0.3%	402	1.2%	0.9%
Reserve for inventories	39	0.2%	0.1%	2,640	7.9%	5.7%
Fishing license and agent fee	-	-	-	17	0.0%	0.0%
Other *	8	0.0%	0.0%	-	-	-
Total cost of revenue	$17,235	100.0%	43.9%	$33,360	100.0%	71.3%

*	Represents the cost of stamp duty generated from our sales contract.

Cost of revenue for the three months ended September 30, 2018 was $5,300,829, representing a decrease of $248,967 or 4.5% as compared to $5,549,796 for the three months ended September 30, 2017. Cost of revenue for the nine months ended September 30, 2018 was $17,235,179, representing a decrease of $16,125,177 or 48.3% as compared to $33,360,356 for the nine months ended September 30, 2017. The decrease was primarily attributable to the decrease in our unit production cost.

Gross profit (loss)

Our gross profit is affected primarily by changes in production costs. Fuel cost, depreciation, and labor cost together account for about 82.9% and 47.4% of cost of revenue for the three months ended September 30, 2018 and 2017, respectively. Fuel cost, depreciation, and labor cost together account for about 89.8% and 85.8% of cost of revenue for the nine months ended September 30, 2018 and 2017, respectively. The fluctuation of fuel price, and change in labor cost may significantly affect our cost level and gross profit.

The following table sets forth information as to our revenue, cost of revenue, gross profit and gross margin for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$14,685,465	$5,462,792	$39,175,903	$46,819,813
Cost of revenue	$5,300,829	$5,549,796	$17,235,179	$33,360,356
Gross profit	$9,384,636	$(87,004)	$21,940,724	$13,459,457
Gross margin	63.9%	(1.6)%	56.0%	28.7%

Gross profit for the three months ended September 30, 2018 was $9,384,636, representing an increase of $9,471,640, or 10,886.4%, as compared to gross loss of $87,004 for the three months ended September 30, 2017. Gross profit for the nine months ended September 30, 2018 was $21,940,724, representing an increase of $8,481,267, or 63.0%, as compared to gross profit of $13,459,457 for the nine months ended September 30, 2017. The significant increase was primarily attributable to an increased number of deliveries into warehouse that averaged down selling cost and lowered the unit production cost of fish.

Gross margin increased to 63.9% for the three months ended September 30, 2018 from (1.6)% for the three months ended September 30, 2017. Gross margin increased to 56.0% for the nine months ended September 30, 2018 from 28.7% for the nine months ended September 30, 2017. The increase was primarily due to the same reasons described above.

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

Selling expense totaled $319,919 for the three months ended September 30, 2018, as compared to $194,202 for the three months ended September 30, 2017, an increase of $125,717 or 64.7%. Selling expense totaled $1,181,720 for the nine months ended September 30, 2018, as compared to $761,495 for the nine months ended September 30, 2017, an increase of $420,225 or 55.2%. Selling expense as a percentage of revenue for the three months ended September 30, 2018 decreased to 2.2% from 3.6% for comparable period in 2017, which was mainly attributable to the increase in sales revenue. Selling expense as a percentage of revenue for the nine months ended September 30, 2018 increased to 3.0% from 1.6% for corresponding period in 2017, which was mainly attributable to the decrease in sales revenue. Selling expense for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Storage fees	$188,849	$65,902	$416,307	$193,681
Shipping and handling fees	75,049	21,981	365,881	221,843
Insurance	33,498	78,691	175,339	203,462
Customs service charge	19,448	5,526	133,905	84,270
Advertising	-	21,058	20,453	50,171
Other	3,075	1,044	69,835	8,068
	$319,919	$194,202	$1,181,720	$761,495

●

For the three months ended September 30, 2018, storage fees increased by $122,947, or 186.6%, as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, storage fees increased by $222,626, or 114.9%, as compared to the nine months ended September 30, 2017. The increase was mainly attributable to larger warehouses were rented as more fish were delivered for inventory.

●	For the three months ended September 30, 2018, shipping and handling fees increased by $53,068, or 241.4%, as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, shipping and handling fees increased by $144,038, or 64.9%, as compared to the nine months ended September 30, 2017. The change was mainly attributable to the number of delivery from Customs to the warehouse.

●

For the three months ended September 30, 2018, insurance decreased by $45,193, or 57.4%, as compared to the three months ended September 30, 2017. The change was mainly attributable to the different insured fishing vessels mix. For the nine months ended September 30, 2018, insurance decreased by $28,123, or 13.8%, as compared to the nine months ended September 30, 2017. The change was mainly attributable to the different insured fishing vessels mix and China Fishery Mutual Insurance Association returned the insurance premium related to vessels located in Indonesia that are not currently under operation as a result of the Indonesian government’s moratorium.

●	For the three months ended September 30, 2018, customs service charge increased by $13,922, or 251.9%, as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, customs service charge increased by $49,635, or 58.9%, as compared to the nine months ended September 30, 2017. The change was mainly attributable to the amounts of customs declaration.

●	For the three months ended September 30, 2018, advertising expenses decreased $21,058, or 100%, as compared to the three months ended September 30, 2017. The change was mainly due to no advertising activities occurred. For the nine months ended September 30, 2018, advertising expenses decreased slightly by $29,718, or 59.2%, as compared to the nine months ended September 30, 3017.

●	Other miscellaneous selling expense for the three months ended September 30, 2018 increased by $2,031, or 194.5%, as compared to the three months ended September 30, 2017. Other miscellaneous selling expense for the nine months ended September 30, 2018 increased by $61,767, or 765.6%, as compared to the nine months ended September 30, 2017.

General and administrative expense

General and administrative expense totaled $2,152,749 for the three months ended September 30, 2018, as compared to $2,196,609 for the three months ended September 30, 2017, a decrease of $43,860 or 2.0%. General and administrative expense totaled $8,279,250 for the nine months ended September 30, 2018, as compared to $6,907,817 for the nine months ended September 30, 2017, an increase of $1,371,433 or 19.9%. General and administrative expense for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation	$1,378,056	$1,219,006	$4,423,289	$3,582,549
Compensation and related benefits	215,054	258,954	1,292,879	797,386
Professional fees	151,587	499,575	1,278,018	1,233,089
Rent and related administrative service charge	117,248	117,777	352,431	354,035
Travel and entertainment	18,377	41,792	56,893	174,505
Bad debt (recovery) expense	4,284	18,532	(36,814)	221,208
Other	268,143	40,973	912,554	545,045
	$2,152,749	$2,196,609	$8,279,250	$6,907,817

●	We recorded the depreciation in relation to vessels located in Indonesian and Indo-Pacific waters that are not operating as operation expense rather than cost of revenue. For the three months ended September 30, 2018, depreciation increased by $159,050, or 13.0%, as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, depreciation increased by $840,740, or 23.5%, as compared to the nine months ended September 30, 2017

●	Compensation and related benefits decreased by $43,900, or 17.0%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, compensation and related benefits increased by $495,493, or 62.1%. The increase was mainly attributable to booking the salaries of the crews that are not in operation in East Timor and Indonesia into G&A expenses of approximately $459,000 and an increase in benefits for our management staff of approximately $28,000.

●	Professional fees, which primarily consist of legal fees, accounting fees, investor relation service charges, valuation service fees and other fees associated with being a public company, for the three months ended September 30, 2018 decreased by $347,988, or 69.7%, as compared to the three months ended September 30, 2017. The decrease in the three months ended September 30, 2018 was primarily attributable to a decrease in accounting fees of approximately $36,000, a decrease in consulting fees of approximately $2,000, and other fees decreased by approximately $310,000. For the nine months ended September 30, 2018, professional fees increased by $44,929, or 3.6%, as compared to the nine months ended September 30, 2017. The increase in the nine months ended September 30, 2018 was primarily attributable to an increase in consulting fees of approximately $112,000, offset by a decrease in accounting fees of approximately $37,000 and a decrease in other fees of approximately $30,000.

●	Rent and related administrative service charge remained consistent for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017.

●	For the three months ended September 30, 2018, we recorded bad debt expense of $4,284 as compared to bad debt expense of $18,532 for the three months ended September 30, 2017. For the nine months ended September 30, 2018, we recorded bad debt recovery of $36,814 as compared to bad debt expense of $221,208 for the nine months ended September 30, 2017. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, and customers’ collection history, and recent economic events.

●	For the three months ended September 30, 2018, travel and entertainment expense decreased by $23,415, or 56.0% as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, travel and entertainment expense decreased by $117,612, or 67.4% as compared to the nine months ended September 30, 2017. The decrease was mainly attributable to a decrease in travel expense of approximately $52,000 and a decrease in entertainment expense of approximately $65,000.

●	Other general and administrative expense, which primarily consist of communication fees, office supplies, miscellaneous taxes, bank service charge, insurance and NASDAQ listing fee. For the three months ended September 30, 2018, other general and administrative expense increased by $227,170, or 554.4%, as compared to the three months ended September 30, 2017. The increase was primarily attributable to an increase in registration fee of approximately $77,000, and an increase in bank service charge of approximately $124,000. For the nine months ended September 30, 2018, other general and administrative expense increased by $367,509, or 67.4%, as compared to the nine months ended September 30, 2017. The increase was mainly attributable to an increase in insurance of approximately $127,000, an increase in registration fee of approximately $30,000, and an increase in bank service charge of approximately $126,000.

Grant Income

The grant income mainly consists of an incentive granted by the Chinese government to encourage the development of ocean fishing industry in order to satisfy the demand of natural seafood in China and other small miscellaneous grant income from the Chinese government. For the three months ended September 30, 2018, grant income decreased by $1,796,365, or 19.4% as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, grant income decreased by $13,493,893, or 61.3% as compared to the nine months ended September 30, 2017. The decrease was mainly due to the receipt in the first quarter of 2017 of grant income for reimbursement of our fuel expenditure related to 2015 as a result of the delay in the government approval process.

Gain or Loss on fixed assets disposal

Gain or Loss on fixed assets disposal represents the gain or loss on the disposal of fixed assets we recorded as it incurred. For the three months ended September 30, 2018 and 2017, the loss and gain on fixed assets disposal was $(49,626) and $190,162, respectively. For the nine months ended September 30, 2018 and 2017, the gain on fixed assets disposal was $2,129,124 and $187,709. This was mainly due to the dismantling of 27 fishing vessels for modification and rebuilding.

Income from operations

As a result of the factors described above, for the three months ended September 30, 2018, income from operations amounted to $14,439,330, as compared to income from operations of $6,606,124 for the three months ended September 30, 2017, an increase of $7,833,206, or 118.6%. For the nine months ended September 30, 2018, income from operations amounted to $18,880,478, as compared to income from operations of $27,626,177 for the nine months ended September 30, 2017, a change of $8,745,699, or 31.7%.

Other income/expense

Other income/expense mainly include interest income from bank deposits, interest expense generated from short-term and long-term bank borrowings, foreign currency transaction gain, gain from cost method investment and loss on equity method investment.

For the three months ended September 30, 2018, other expense, net, amounted to $702,445 as compared to other expense, net, of $77,006 for the three months ended September 30, 2017, a change of $625,439, or 812.2%, which was primarily attributable to an increase in foreign currency transaction loss of approximately $770,000, a decrease in gain from cost method investment of approximately $327,000, and a decrease in interest income of approximately $16,000, offset by a decrease in interest expenses of approximately $228,000 as a result of decrease in bank loans, and a decrease in loss on equity method investment of approximately $262,000.

For the nine months ended September 30, 2018, other expense, net, amounted to $823,646 as compared to other expense, net, of $443,721 for the nine months ended September 30, 2017, a change of $379,925, or 85.6%, which was primarily attributable to an increase in foreign currency transaction loss of approximately $1,149,000, an increase in loss on equity method investment of approximately $94,000, and a decrease in interest income of approximately $133,000, offset by a decrease in interest expense of approximately $922,000 as a result of decrease in bank loans, and an increase in gain from cost method investment of approximately $70,000.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the three and nine months ended September 30, 2018 and 2017.

Net income

As a result of the factors described above, our net income was $13,736,885 for the three months ended September 30, 2018, as compared with net income of $6,529,118 for the three months ended September 30, 2017, an increase of $7,207,767 or 110.4%. Our net income was $18,056,832 for the nine months ended September 30, 2018, as compared with net income of $27,182,456 for the nine months ended September 30, 2017, a change of $9,125,624 or 33.6%.

Net income attributable to owners of the Company

The net income attributable to owners of the Company was $12,603,065, or $0.16 per ordinary share (basic and diluted) for the three months ended September 30, 2018, as compared with net income attributable to owners of the Company of $5,952,924, or $0.08 per ordinary share (basic and diluted) for the three months ended September 30, 2017, an increase of $6,650,141 or 111.7%.

The net income attributable to owners of the Company was $16,420,842, or $0.21 per ordinary share (basic and diluted) for the nine months ended September 30, 2018, as compared with net income attributable to owners of the Company of $24,830,489, or $0.31 per ordinary share (basic and diluted) for the nine months ended September 30, 2017, a change of $8,409,647 or 33.9%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries which are incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries which are incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and comprehensive income. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $6,297,631 for the three months ended September 30, 2018, as compared to foreign currency translation gain of $2,138,127 for the three months ended September 30, 2017. We reported a foreign currency translation loss of $8,348,613 for the nine months ended September 30, 2018, as compared to foreign currency translation gain of $4,821,019 for the nine months ended September 30, 2017. This non-cash loss had the effect of increasing/decreasing our reported comprehensive loss/gain and this non-cash gain had the effect of decreasing/increasing our reported comprehensive loss/gain.

Comprehensive income

As a result of our foreign currency translation adjustment, we had comprehensive income for the three months ended September 30, 2018 of $7,439,254, compared to comprehensive income of $8,667,245 for the three months ended September 30, 2017. We had comprehensive income for the nine months ended September 30, 2018 of $9,708,219, compared to comprehensive gain of $32,003,475 for the nine months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government grants as the government incentive for encouraging development of ocean fishing industry. At September 30, 2018 and December 31, 2017, we had cash balances of approximately $9,520,325 and $2,005,540, respectively. The significant portion of these funds are located in financial institutions located in the PRC and will continue to be indefinitely reinvested in our operations in the PRC.

The following table sets forth a summary of changes in our working capital from December 31, 2017 to September 30, 2018:

			December 31, 2017 to September 30, 2018
	September 30, 2018	December 31, 2017	Change	Percentage Change
Working capital deficit:
Total current assets	$27,760,104	$20,783,346	$6,976,758	33.6%
Total current liabilities	65,436,342	36,415,935	29,020,407	79.7%
Working capital deficit:	$(37,676,238)	$(15,632,589)	$(22,043,649)	141.0%

Our working capital deficit increased $22,043,649 to working capital deficit of $37,676,238 at September 30, 2018 from working capital deficit of $15,632,589 at December 31, 2017. This increase in working capital deficit is primarily attributable to a decrease in restricted cash of approximately $1,821,000 due to the decrease in short term bank loan, a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $7,136,000, a significant increase in accounts payable of approximately $35,932,000 as 27 vessels are in the modification and rebuilding project, an increase in long-term bank loans-current portion of approximately $1,518,000, an increase in due to related parties of approximately $6,778,000 due to the increase in the advance from Xinrong Zhuo for working capital purposes, an increase in accounts payable-related parties of approximately $552,000, offset by an increase in inventories, net of reserve for inventories, of approximately $5,198,000, an increase in prepaid expenses of approximately $2,818,000, a decrease in short-term bank loans of approximately $14,601,000 due to the repayments of the short-term bank loans, a decrease in accrued liabilities and other payables of approximately $1,159,000.

In order to mitigate our liquidity risk, we plan to rely on the proceeds from loans from banks and/or financial institutions to increase working capital in order to meet capital demands. We also receive government grants from local and central government for modifying and rebuilding vessel projects.

Because the exchange rate conversion is different for consolidated balance sheets and consolidated statements of cash flows, the changes in assets and liabilities reflected on consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on consolidated balance sheets.

Cash flows for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

The following summarizes the key components of our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$23,979,969	$76,346,471
Net cash used in investing activities	(16,613,153)	(42,645,156)
Net cash used in financing activities	(1,098,370)	(13,900,350)
Effect of exchange rate on cash	(574,848)	1,038,979
Net increase in cash	$5,693,598	$20,839,944

Net cash flow provided by operating activities was $23,979,969 for the nine months ended September 30, 2018 as compared to $76,346,471 for the nine months ended September 30, 2017, a change of $52,366,502.

●	Net cash flow provided by operating activities for the nine months ended September 30, 2018 primarily reflected our net income of approximately $18,057,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $6,934,000, decrease in allowance for doubtful accounts of approximately $37,000, an increase in reserve for inventories of approximately $39,000, loss on disposal of fixed assets of approximately $2,129,000 and loss on equity method investment of approximately $122,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $6,878,000, an increase in accounts payable- related parties of approximately $678,000, and an increase in due to related parties of approximately $2,529,000, offset by an increase in inventories of approximately $5,712,000, an increase in prepaid expenses of approximately $5,729,000, an increase in other receivables of approximately $436,000, a decrease in accounts payable of approximately $531,000 and a decrease in accrued liabilities and other payables of approximately $940,000.

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

Net cash flow used in investing activities was $16,613,153 for the nine months ended September 30, 2018 as compared to $42,645,156 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we made payments for purchase of property, plant and equipment of approximately $21,915,000, offset by proceeds received from government grants for fishing vessel construction of approximately $5,302,000. During the nine months ended September 30, 2017, we made payments for purchase of property, plant and equipment of approximately $45,293,000, and made payments for equity method investment of approximately $294,000, offset by proceeds received from government grants for fishing vessel construction of approximately $2,942,000.

Net cash flow used in financing activities was $1,098,370 for the nine months ended September 30, 2018 as compared to net cash flow used in financing activities of $13,900,350 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we received advances from related parties of approximately $3,713,000 and proceeds from short-term bank loan of approximately $15,185,000, offset by the repayments of short-term bank loans of approximately $14,634,000, the repayment of long-term bank loans of approximately $2,991,000 and cash made for dividend payments of approximately $2,372,000. During the nine months ended September 30, 2017, we received proceeds from short-term bank loans of approximately $12,913,000, and received advances from related parties of approximately $2,982,000, offset by the repayments of short-term bank loans of approximately $18,701,000, the repayments of long-term bank loans of approximately $8,723,000, and dividend payments of approximately $2,372,000.

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

The following tables summarize our contractual obligations as of September 30, 2018 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$11	$11	$-	$-	$-
Rental and related administrative service charge obligation	457	457	-	-	-
Long-term bank loans	33,579	7,486	11,629	8,286	6,178
27 fishing vessels construction obligation	36,651	36,651	-	-	-
Total	$70,698	$44,605	$11,629	$8,286	$6,178

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity price risk

Oil cost accounts for approximately 65.8% and 67.0% of our total cost of revenue for the three and nine months ended September 30, 2018, respectively. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at September 30, 2018 and did not employ any commodity price derivatives in the nine months ended September 30, 2018.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $97,000 for the nine months ended September 30, 2018 based on our revenue, costs and expenses, and assets and liabilities denominated in RMB as of September 30, 2018. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $33.6 million at September 30, 2018. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our interest on our borrowings by approximately $13,000. The potential change in interest amount is calculated based on the change in the interest amount over a one year period due to an immediate 100 basis point change in interest rates.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended September 30, 2018, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to material weakness) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of legal proceedings, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 14, 2018.

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: November 8, 2018	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman and Chief Executive Officer

Date: November 8, 2018	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer