Form 10-K
period 2018-12-31
Pingtan Marine Enterprise Ltd.
filed 2019-03-15
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $108.7 million on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s ordinary shares outstanding as of March 15, 2019 was 79,055,053.

2018 ANNUAL REPORT ON FORM 10-K

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

Our Business

We are a marine enterprise group primarily engaging in ocean fishing through our operating subsidiary, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd., or Pingtan Fishing, which is organized in the People’s Republic of China (“PRC”). We harvest a variety of fish species with many of our owned vessels or licensed vessels for which we have exclusive operating license rights. These vessels are located within the Indian Exclusive Economic Zone (“EEZ”), the Arafura Sea of Indonesia, the international waters of Atlantic and Pacific Oceans and the international waters of Indian Ocean. We provide high quality seafood to a diverse group of customers including distributors, restaurant owners and exporters in the PRC.

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

Subsequent to our fleet expansions, in September 2013, the Bureau of Fisheries of the Ministry of Agriculture and Rural Affairs of the People’s Republic of China (“MOA”) issued a notification that it would suspend accepting shipbuilding applications for tuna harvesting vessels, squid harvesting vessels, Pacific saury harvesting vessels, trawlers operating on international waters, seine on international waters, and trawlers operating on the Arafura Sea, Indonesia. We believe the announcement is a positive indicator for long-term stability and balance in China’s fishing industry.

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

On April 2, 2018, 27 vessels received approval from the MOA to operate in the international waters of the Indian Ocean. After the modification and rebuilding project, 19 of the 27 new fishing vessels have been deployed to sea in November and December 2018, and the remaining 8 new fishing vessels will be gradually placed into the international waters of the Indian Ocean.

In October 2018, we purchased 1 refrigerated transport vessel, which started the modification and rebuilding project. We expect the modification and rebuilding project to be completed in June 2019, and the transport vessel will be deployed to international waters of the Indian Ocean in support of the 27 new fishing vessels.

As of December 31, 2018, we own 66 trawlers, 18 squid jigging vessels, 13 drifters, 10 light luring seine vessels and 4 longline fishing vessels, have exclusive operating license rights to 20 drifters, and we also have 8 squid jigging vessels and 2 transport vessels which are in the modification and rebuilding project. The 8 squid vessels completed the modification and rebuilding project and are deployed to the international waters of the Indian Ocean in March 2019. We are the second largest China-based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 14.6 years. All of our vessels are approved by the MOA and, to the extent required, licensed by foreign fishing territories where they operate, subject to any foreign government’s moratorium or any suspensions or revocations that apply to the vessels or local entities, as described below.

Among the 141 vessels, 12 are located in the Bay of Bengal in India; 29 are located in international waters; and 13 have returned to China from the Democratic Republic of Timor-Leste due to the reason described above; and 10 vessels are in the modification and rebuilding project. The remaining 77 vessels were licensed by the MOA to operate in the Arafura Sea in Indonesia. The vessels in Indonesian waters, however, are not in operation because the licenses are currently inactive due to either the moratorium discussed below, the revocation of the fishery business license of the local entity through which the vessels operate, or, with respect to 4 vessels, the revocation of the local fishing licenses.

We catch nearly 50 different species of fish including ribbon fish, croaker fish, Peru squid, Argentina squid, sailfish and chub mackerel. All of our catch is shipped back to China. We arrange chartered transportation ships to deliver frozen stocks to cold storage warehouses located in one of China’s largest seafood trading centers, Mawei Seafood Market in Fujian Province.

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

Government Permits and Approvals

We are required to go through a series of procedures to obtain all approvals necessary to fish in the designated fishing areas.

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

In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could combat illegal fishing and rectify ocean fishing order. In February 2015, we ceased all fishing operations in Indonesia. During the moratorium, we were informed that fishing licenses of four vessels operated through PT Avona, one of the local companies through which we conduct business in Indonesia, and the fishery business license of PT Dwikarya, the other local company through which we conduct business in Indonesia, were revoked. As a result and because license renewal was prohibited due to the general moratorium, all local fishing licenses of the Company’s vessels in Indonesia are presently inactive. The MMAF has not yet restored license issuing or renewal process for vessels built abroad. As the MMAF has not implemented new fishing policies and resumed the license renewal process, we do not know when exactly licensing and renewal will start. We have been paying close attention to any new trends in fishing policy and have been actively exploring new locations to deploy our vessels, such as EEZ of Southeast Asian countries. Since we derived a majority of our revenue from this area, this ban has caused a significant drop in our production.

In September 2017, we were informed that the fishing licenses of the 13 vessels were suspended and the vessels were docked in the port by the MAF Timor-Leste. The MAF alleged and investigated whether false statements were made during the licensing process and the vessels were simultaneously registered in Indonesia. We disputed these allegations and the government of Timor-Leste eventually agreed to release these vessels as no evidence was presented to support such allegations. The 13 vessels have returned to China for regular maintenance.

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

Seasonality

In most waters where our vessels operate, autumn and winter are the seasons when harvest is most productive and summer is relatively a low season. In addition, our annual catches are affected by a number of unpredictable factors, such as weather patterns and fish migration, which are likely to vary from year to year.

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

We have secured several cold storages located in one of China’s largest seafood trading center, MaWei seafood market. The monthly rent for Fuxin cold storage is RMB70 (US$10) per square meter and the leases are renewable annually. The following table sets forth information regarding the cold storages we currently rent as of December 31, 2018:

Monthly
Cold Storage	rent (US$)
Fuxin#201	$11,054
Fuxin#203	11,054
Fuxin#502	7,585
Xinjinxin	2,873
Hengchang	4,335
Total	$36,901

Sales, Marketing and Distribution

We market, sell and distribute products all over China, including the Fujian, Guangdong and Shandong provinces. Ribbon fish, croaker fish and squid were the main types of seafood sold for the year ended December 31, 2018, representing 62.5% of the sales.

We have established long-term relationships with a number of customers, who send purchasing representatives to our cold storage facilities to select goods to purchase. The customer indicates the type, size and quantity as well as price and delivery schedules before the fish is moved into our cold storage facilities. Handling and transportation fees are borne by the customer when the goods are delivered. The proportion of these sales depends on the season and the nature of the catch including species, size and quality. During 2018, we entered into an arrangement to sell our fish products directly to consumers online. Remaining products are sold out of cold storage within three months of landing.

As of December 31, 2018, we sold our fish to over 80 distributors and retailers by acting as a wholesaler. We serve a wide customer base and three customers accounted for more than 10% of our sales for the year ended December 31, 2018.

Vessels

As of December 31, 2018, we own 66 trawlers, 18 squid jigging vessels, 13 drifters, 10 light luring seine vessels and 4 longline fishing vessels, have exclusive operating license rights to 20 drifters, and we also have 8 squid jigging vessels and 2 transport vessels which are in the modification and rebuilding project. The 8 squid vessels completed the modification and rebuilding project and are deployed to the international waters of the Indian Ocean in March 2019. We are the second largest China-based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 14.6 years.

Among the 141 vessels, 12 are located in the Bay of Bengal in India; 29 are located in international waters; and 13 have returned to China from the Democratic Republic of Timor-Leste due to the reason described above; and 10 vessels are in the modification and rebuilding project. The remaining 77 vessels were licensed by the MOA to operate in the Arafura Sea in Indonesia. The vessels in Indonesian waters, however, are not in operation because the licenses are currently inactive due to either the moratorium discussed below, the revocation of the fishery business license of the local entity through which the vessels operate, or, with respect to 4 vessels, the revocation of the local fishing licenses.

Single trawling vessels drag pocket-shaped nets and therefore force the fish into the nets. The trawl net on a trawling vessel is drawn by a winch on the deck of the vessel. Fish are sorted and stored in the cold storage on board the vessel. Single trawling vessels can catch species living in the upper layer of water. It has the advantage of catching multiple species of fish, which leads to a varied catch. Single trawling vessels are the majority of fishing vessels we currently use. As of December 31, 2018, we own 66 trawling vessels. 12 of the trawling vessels are currently operating in Indian waters.

Drifter vessels, as known as drifter netter vessels, have a gill net that is tied to the drift netter floats with weights attached to the net to keep it vertical, so that fish crossing the path of a drift net gets caught in it. Operations are generally carried out at night and the position of gill nets can be adjusted according to the water depth in which the fish move at any time. Drifter netter vessels are mainly used to catch dispersed fish or fish swimming in the upper layer of water. We own 13 drifters and had operating license rights to 20 drifters as of December 31, 2018.

Squid jigging vessels have overhead lights which illuminate the water and attract squid, which then gather in the shaded area under the boat. The squid are caught using barbless lures on monofilament fishing lines which are jigged up and down in the water by machines. We own 18 squid jigging vessels in operation and 8 squid jigging vessels in the modification and rebuilding project as of December 31, 2018.

Longline fishing vessel is the type of vessel which uses a long line, called the main line, with baited hooks attached at intervals by means of branch lines called snoods (or ganglions). Hundreds or even thousands of baited hooks can hang from a single line to catch fish species. We own 4 longline fishing vessels as of December 31, 2018.

Light luring seine is a method of fishing that employs lights to lure fish into a fishing net called “seine” that hangs vertically in the water with its bottom edge held down by weights and its top edge buoyed by floats. We own 10 light luring seine vessels as of December 31, 2018.

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

Based on the continuing moratorium in Indonesia, we have been seeking opportunities to deploy the vessels located in Indonesian waters to new fishing locations. In November 2018, we submitted to the MOA an application for the deployment of 24 fishing vessels to international waters to conduct fishing operations. As of December 31, 2018, the final documented approval was not received.

Competition

We engage in the fishing business in the Indian Exclusive Economic Zone, the international waters of Atlantic and Pacific Oceans, the international waters of Indian Ocean and the Arafura Sea of Indonesia. We believe that competition within our designated fishing areas is not significant, as we believe the region is not currently overfished.

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

Employees

As of December 31, 2018, we had 876 employees. The following table sets forth the number of employees by function as of December 31, 2018:

	Number of Employees	% of Total
Management and administrative staff	60	6.8%
Crew members	816	93.2%
Total	876	100.0%

In 2018, we engaged with three third party labor companies to provide crew members service, we pay the hiring costs based on the actual fees incurred on monthly basis. Welfare and benefit payments for such personnel are covered by the company supplying the crew members.

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

On June 19, 2013, the Company entered into a master agreement (“Master Agreement”) with a related party, Hong Long, to acquire 46 fishing vessels with total consideration of $410.1 million. The major shareholder of Hong Long is Fujian Yihai Investment Co., Ltd., which is controlled by Longjie Zhuo, Xinrong Zhuo’s brother. Xinrong Zhuo currently holds about 57.4% of PME. On September 1, 2013, the Company further entered into a Memorandum with Hong Long to clarify the procedure of delivery of such 46 vessels to Pingtan Fishing. Due to additional time required to prepare the vessels for operations, the parties agreed under the Memorandum to deliver the vessels for operation on September 1, 2013. Since June 2013, the Company has had the full right to operate the vessels and is in the process of registering the vessels under the name of the Company’s PRC operating company. Currently, 33 of the 46 vessels are formally registered to the Company. The vessels are in the process of being registered under the name of the Company’s PRC operating company and it will obtain the entire title registration document for the vessels, as required by Chinese laws and regulations according to the terms of the Master Agreement.

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

The following diagram illustrates our corporate structure as of December 31, 2018:

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

ITEM 1A. RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in our 2018 Annual Report. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Risks Relating to Our Business

The Indonesian government’s moratorium on fishing license renewals in 2014 has had and will continue to have a significant negative impact on our results of operations and financial condition.

In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s MMAF could combat illegal fishing and rectify ocean fishing order. In February 2015, we ceased all fishing operations in Indonesia. During the moratorium, we were informed that fishing licenses of four vessels operated through PT. Avona, one of the local companies through which we conduct business in Indonesia, and the fishery business license of PT. Dwikarya, the other local company through which PME conducts business in Indonesia, were revoked. As a result and because license renewal was prohibited due to the general moratorium, all local fishing licenses of the Company’s vessels in Indonesia are presently inactive. The MMAF has not yet restored license issuing or renewal process for vessels built abroad. As the MMAF has not implemented new fishing policies and resumed the license renewal process, we do not know when exactly licensing and renewal will start. We have been paying close attention to any new trends in fishing policy and have been actively exploring new locations to deploy our vessels, such as EEZ of Southeast Asian countries. Since we derived a majority of our revenue from this area, this ban has caused a significant drop in our production.

There are risks associated with conducting fishing operations and locating our vessels in foreign waters. Actions taken by government regulators or reports or allegations of illegal activity by us, related parties or those with which we conduct business could have a material adverse effect on our business and results of operations.

More than half of our fishing vessels are currently in the Arafura Sea of Indonesia. In order to conduct our fishing operations in Indonesian waters, we currently depend on two local entities, which are also related party entities of the Company.  In furtherance to the moratorium implemented by the MMAF in December 2014, the MMAF has investigated local ports and foreign vessels to identify non-compliance with Indonesian fishing laws. Actions taken by the MMAF may include fines, imprisonment, confiscating and destruction of vessels and, in some cases, sinking of vessels. Regulators may also suspend or revoke fishing licenses of vessels or ports and detain non-compliant vessels.  Actions taken by the MMAF with respect to our vessels and the ports through which we conduct fishing in Indonesia may affect our operations.  During the moratorium, we were informed that the MMAF, alleging illegal activities, revoked local fishing licenses of four vessels operated through one of our local related companies, PT. Avona, and that the fishery business license of the other local related company, PT. Dwikarya, was revoked. PT Dwikarya has contested the license revocation. As a result of the moratorium and actions taken by the MMAF, the Company’s vessels located in Indonesia currently do not have active local fishing licenses as they were either revoked or have lapsed, since the moratorium prevented renewing of fishing licenses. Furthermore, due to the general fishing moratorium in Indonesia, no local port is currently permitted to obtain licenses for foreign fishing vessels. The Company has not directly contracted with any other locally-licensed entities to conduct operations in Indonesia since the commencement of the moratorium. The MMAF has also coordinated with regulators in East-Timor, which resulted in East-Timor suspending the licenses on, and detaining, 15 vessels alleging that vessels are registered in both East Timor and Indonesia. Registration in more than one country is prohibited. The detainment of the vessels will have a material adverse effect on our operations.

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

We are dependent on the principal members of our management staff, and in particular Xinrong Zhuo, our Chief Executive Officer. While we have entered into a three-year employment agreement with Mr. Zhuo, there are circumstances under the agreement in which Mr. Zhuo may elect to terminate his employment. Even if Mr. Zhuo were to terminate employment in breach of his agreement, we would have little or no practical recourse against Mr. Zhuo under PRC law. Mr. Zhuo may not continue to be employed by us for as long as we require his services. In addition, we rely on members of our senior management team with industry experience for important aspects of our operations, and we believe that losing the services of these executive officers could be detrimental to our operations, because they would be difficult to replace. We do not have key-man life insurance for any of our executive officers or other employees.

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

A large portion of our transportation operations are conducted by our related party, Fuzhou Honglong Ocean Fishery Co., Ltd. If for any reason Hong Long became unable or unwilling to continue to provide services to us, this would likely lead to a temporary interruption in transportation at least until we found another entity that could provide these services. Failure to find a suitable replacement, even on a temporary basis, may have an adverse effect on our results of operations.

Prior to the moratorium, a large portion of our operations were conducted from bases owned by our related parties PT. Avona and PT. Dwykarya. We contract with PT. Avon and PT. Dwykarya for the right to use their respective bases. PT. Avona and PT. Dwikarya also handle certain agency services, including customs applications and fees for the Company. If for any reason PT Avona or PT. Dwykarya became unable or unwilling to continue to provide their services to us, this would likely lead to a temporary interruption in our operations, at least until we found another entity that could provide these services. Failure to find a suitable replacement for PT. Avona or PT. Dwykarya, even on a temporary basis, may have an adverse effect on our results of operations.

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

We have cold storages located in MaWei in the Fujian province on the southeast coast of China. Due to the location of our business, it may be at risk of earthquake or other adverse weather or oceanic conditions. This may result in the breakdown of facilities, such as its cold storage facilities, which could lead to deterioration of products with the potential for spoilage. This could also adversely affect the ability to fulfill sales orders and, accordingly, adversely affect profitability. Adverse weather conditions affecting the fishing grounds where our fishing vessels operate, such as storms, cyclones and typhoons, or cataclysmic events such as tsunamis, may also decrease the volume of fish catches or hamper fishing operations. Our operations may also be adversely affected by major climatic disruptions such as El Nino which in the past has caused significant decreases in seafood catches worldwide.

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

We have entered into certain pledge agreements pledging 48 fishing vessels as collateral to secure loans to related parties, Hong Long, Global Deep Ocean and Fuzhou Haifeng Dafu Ocean Fishing Co., Ltd. (Fuzhou Haifeng). The pledge has no beneficial purpose for us and we could lose our fishing vessels if Hong Long were to default on the loans, which could be detrimental for our operations.

In December 2015, we entered into a pledge contract with The Export Import Bank of China pursuant to which we pledged 12 fishing vessels with carrying amounts of approximately $7,600,000, as collateral to secure Hong Long’s $4,200,000 in long-term loans from the financial institution, which are due on November 21, 2021. In December 2018, we entered into another pledge contract with the Fujian Haixia Bank pursuant to which we pledged 14 fishing vessels with carrying amounts of approximately $24,500,000, as collateral to secure Hong Long’s $12,970,000 in long-term loans from the financial institution, which are due on December 13, 2019.

In March, 2018, we entered into a pledge contract with The Export Import Bank of China pursuant to which we pledged 17 fishing vessels with carrying amounts of approximately $10,500,000, as collateral to secure Global Deep Ocean’s $32,400,000 in lone-term loans from the financial institution, which are due on September 21, 2025.

In November, 2018, we entered into a pledge contract with The Rural Commercial Bank pursuant to which we pledged 7 fishing vessels with carrying amounts of approximately $9,840,000, as collateral to secure Fuzhou Haifeng’s $4,400,000 in short-term loans from the financial institution, which are due on November 21, 2019.

Consequently, if Hong Long, Global Deep Ocean, or Fuzhou Haifeng was to default on the loans and we would lose the vessels, it could be detrimental for our operations. As of March 15, 2019, no accrual is established because we have assessed our risk of loss on the default on the loans to be remote.

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

The statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenue, operating expenses and net income for our operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our operations. We are exposed, to foreign exchange rate fluctuations in converting the financial statements of foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, if we have, assets or liabilities that are denominated in currencies other than the relevant entity’s functional currency, changes in the functional currency value of these assets and liabilities would create fluctuations that lead to a transaction gain or loss. Although our major operations are conducted overseas, our sales are conducted in the PRC and in RMB, which is our functional currency. The average exchange rate used in translating the results of operations and cash flows for the years ended December 31, 2018 and 2017 from RMB to U.S. dollars was 6.6174 and 6.7518, respectively, which represented a 1.99% depreciation from 2017 to 2018 in the value of the RMB against the U.S. dollar. The average exchange rate used in translating the results of operations and cash flows for the years ended December 31, 2017 and 2016 from RMB to U.S. dollars was 6.7518 and 6.6423, respectively, which represented a 1.65% appreciation from 2016 to 2017 in the value of the RMB against the U.S. dollar. We have not entered into agreements or purchased instruments to hedge exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge its exchange rate risks.

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

Pingtan Fishing has not entered into employment agreements with some of its employees, basically the root-level employees, none of whom has endowment insurance, basic medical insurance, insurance against injury at work, maternity insurance and unemployment insurance. Due to this lack of insurance, we may be subject to overdue payment and fines and in turn our financial condition and results of operations may be adversely affected. We are actively endeavoring to enter into the employment contracts with these employees, purchase the social insurance for these employees and taking other remedial action. However, such actions may not be completed on a timely basis, or at all, and may not avoid fines or other penalties. As of December 31, 2018, there had been no fines nor penalties requested by the social insurance authority. Per our estimation, $3,962,789 social insurance has been accrued as of December 31, 2018.

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

Under the Administrative Regulation on Housing Provident Fund, an employer must make a housing fund payment, deposit registration upon its establishment and pay the housing fund for and on behalf of its employees at a percentage between 5% and 12% of the respective employee’s monthly average wage of the preceding year. If an employer fails to make the housing fund payment and deposit registration, the housing fund administration authority may order it to complete the registration within a time limit or be assessed a fine of RMB10,000 to RMB50,000. Where an employer is overdue in the payment and deposit of, or underpays, the housing provident fund for and on behalf of its employees, it may be ordered by the housing fund administration authority to deposit the fund within a prescribed time limit, as well as to pay a late payment fee of 0.3% per day of such amount from the due date. Due to inconsistent implementation and interpretation by local authorities in the PRC and different levels of acceptance of the social security system by employees, Pingtan Fishing has not made sufficient housing fund payment and deposit registration or paid the housing fund for and on behalf of its employees. In the future, we may be required to make housing fund payments, for both late fees and fines for non-compliance. For 2018, the amount of housing fund payment is estimated to be $24,000.

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

Our controlling shareholder and Chairman and CEO, Mr. Xinrong Zhuo, owns approximately 57.4% of our issued and outstanding shares. He would control matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions, and he may not act in the best interests of minority shareholders. This concentration of ownership may also discourage, delay or prevent a change in control of us, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our Company. These actions may be taken even if they are opposed by our other shareholders.

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

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required under Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting. In addition, an independent registered public accounting firm must attest to and report on the effectiveness of the company’s internal control over financial reporting. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2018. See “Item 9A. Controls and Procedures.”

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 18-19/F, Zhongshan Building A, No. 154 Hudong Road, Fuzhou, PRC. On July 31, 2012, we entered into an office lease agreement with Ping Lin, the wife of Xinrong Zhuo, the Company’s Chairman and Chief Executive Officer, for approximately 100 square meters of space. Annual lease payments were approximately US$12,700 in 2018.

On January 1, 2015, we entered into a service agreement with Hai Yi Shipping Limited, an affiliate company domiciled in Hong Kong, that provided the Company the use of premises of approximately 194 square meters located at Suites 5201-3, 52/F, The Center, 99 Queen’s Road Central, Central, Hong Kong as office, and clerical and administrative support and consultation services. On January 1, 2018, the Services Agreement was renewed to February 28, 2018 under the same conditions. On March 1, 2018, the Company entered into a lease agreement with the landlord directly under the same conditions. We incurred and paid approximately US$489,000 in 2018.

We have secured several cold storages located in one of China’s largest seafood trading center, MaWei seafood market. The monthly rent for the cold storage is RMB70 (US$10) per square meter and the leases are renewable annually. The following table sets forth information regarding the cold storages we currently rent as of December 31, 2018:

Monthly
Cold Storage	rent (US$)
Fuxin#201	$11,054
Fuxin#203	11,054
Fuxin#502	7,585
Xinjinxin	2,873
Hengchang	4,335
Total	$36,901

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

A purported securities class action complaint, Zheng v. Pingtan Marine Enterprise Ltd., Xinrong Zhuo and Roy Yu

On June 23, 2017, a purported securities class action complaint, Zheng v. Pingtan Marine Enterprise Ltd., Xinrong Zhuo and Roy Yu, was filed in the U.S. District Court for the Eastern District of New York alleging violations of Section 10(b), and Rule 10b-5 thereunder, and Section 20(a) of the Securities Exchange Act of 1934 (the “Complaint”). The Complaint alleged that the Company and the executive officers made materially false and misleading statements in filings with the SEC regarding the Company’s business operations. The Complaint was brought on behalf of a putative class of persons who purchased or otherwise acquired Pingtan securities between August 8, 2016 and May 10, 2017 and seeks an unspecified amount of compensatory damages. An amended complaint, which expands the putative class period to March 9, 2016 through May 10, 2017, was filed on May 29, 2018 (the “Amended Complaint”). The Company has moved to dismiss the Amended Complaint, and is currently waiting for the court to issue a decision on the motion. As of December 31, 2018, the management evaluates there is no impact on its consolidated financial statements.

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

	Ordinary Shares
	High	Low
2018
First Quarter	$4.00	$2.69
Second Quarter	$4.20	$2.56
Third Quarter	$3.08	$2.22
Fourth Quarter	$2.96	$1.71
2017
First Quarter	$5.18	$1.64
Second Quarter	$5.08	$2.31
Third Quarter	$4.50	$1.99
Fourth Quarter	$3.49	$2.58

Holders of Record

On March 14, 2019, the closing sale price of our shares of ordinary shares was US$2.38 per share and there were 79,055,053 ordinary shares. On that date, our ordinary shares were held by approximately 200 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

For the first three quarters during 2018 and each quarter during 2017, we declared and paid cash dividends of US$0.01 per common share outstanding. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. We can pay dividends only out of our profits or other distributable reserves and dividends or distribution will only be paid or made if we are able to pay our debts as they fall due in the ordinary course of business. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, operating results, current and anticipated cash needs and regulations governing dividend distributions by wholly foreign owned enterprises in China.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this annual report, we have no equity compensations plans for any of our employees, directors and consultants.

Purchases of Equity Securities

During the year ended December 31, 2018, except for purchases by Xinrong Zhuo, the Chairman and CEO, of an aggregate of 1,003,487 shares of our ordinary shares as described below, no purchases of our ordinary shares were by us, on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act). On May 30, 2017, the Company announced that Xinrong Zhuo advised that he intends to purchase at least one million ordinary shares within the next year, subject to market conditions. During June 2017, Mr. Zhuo purchased a total of 103,487 shares at an average price per share of $3.7990 and during September 2017, Mr. Zhuo purchased a total of 20,000 shares at a price per share of $3.3768. During May 2018, Mr. Zhuo purchased a total of 400,000 shares at an average price per share of $3.5019 and during June 2018, Mr. Zhuo purchased a total of 480,000 shares at an average price per share of $3.1180.

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

The following graph shows a comparison from February 25, 2013 (the date our ordinary shares commenced trading on the NASDAQ Capital Market under its current ticker “PME” after our initial business combination) through December 31, 2018 of the cumulative total return for our common stock, the Nasdaq Composite Index (NASDAQ Composite), and the Russell MicroCap Index. We use the Russell MicroCap Index because of the relatively limited number of peer companies in the SIC Code 900. These comparisons assume the investment of US$100 on February 25, 2013 and the reinvestment of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

The following two tables set forth selected consolidated statement of financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, which are derived from our audited consolidated financial statements. Our consolidated financial statements are prepared in accordance with U.S. GAAP. Our historical results for any period are not necessarily indicative of results to be expected for any future period. You should read the following selected financial information in conjunction with the consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended December 31,
	2018	% of	2017	% of	2016	% of
	US$	Revenue	US$	Revenue	US$	Revenue
	(in thousands, except for percentages, per share and operating data)
Consolidated Statement of Income Data:

Revenue
Ribbon fish	$13,327	20.7%	$16,913	26.8%	$10,374	50.5%
Croaker fish	11,526	17.9%	23,232	36.8%	6,187	30.1%
Argentina squid(whole)	9,360	14.6%	-	-	-	-
Peru squid(whole)	3,008	4.7%	1,647	2.6%	-	-
Squid	2,935	4.6%	9,099	14.4%	695	3.4%
Chub mackerel	2,593	4.0%	7	0.0%	-	-
Others	21,507	33.5%	12,312	19.4%	3,285	16.0%

Total Revenue	64,256	100%	63,210	100%	20,541	100%

Cost of revenue
Fuel cost	21,696	65.3%	25,556	62.0%	20,200	98.3%
Labor cost	4,211	12.7%	6,607	16.1%	1,981	9.6%
Depreciation	3,350	10.1%	5,436	13.2%	4,709	22.9%
Freight	2,599	7.8%	1,626	4.0%	477	2.3%
Spare parts	1,257	3.8%	1,708	4.2%	564	2.8%
Maintenance fee	127	0.3%	187	0.5%	707	3.5%
Fishing license and agent fee	-	-	7	0.0%	29	0.1%
Others	-	-	-	-	662	3.3%

Total Cost of revenue	33,240	51.7%	41,127	65.1%	29,329	142.8%

Gross profit (loss)	31,016	48.3%	22,083	34.9%	(8,788)	(42.8)%

Selling expenses	(1,622)	(2.5)%	(1,231)	(1.9)%	(1,236)	(6.0)%
General and administrative expenses	(10,305)	(16.0)%	(9,580)	(15.2)%	(3,969)	(19.3)%
Grant income	8,585	13.4%	22,177	35.1%	558	2.7%
Impairment loss	(9,715)	(15.1)%	-	-	-	-
Loss on fixed assets disposal	(2,106)	(3.3)%	(195)	(0.3)%	-	-
Operating income (loss)	15,853		33,254		(13,435)

Income (loss) before income taxes	14,813	23.1%	32,520	51.4%	(14,676)	(71.4)%
Income tax	-	-	-	-	1	-
Net income (loss)	$14,813	23.1%	$32,520	51.4%	$(14,677)	(71.5)%

Net income (loss) per share
Basic and diluted	$0.17		$0.38		$(0.17)

Other Consolidated Financial Data:
Gross margin	48.3%		34.9%		(42.8)%
Operating margin	24.7%		52.6%		(65.4)%
Net margin	23.1%		51.4%		(71.5)%

Consolidated Operating Data:
Sales volume (kg)
Ribbon fish	4,880,638		5,015,877		3,611,925
Croaker fish	5,223,607		6,451,995		2,495,291
Argentina squid(whole)	2,533,700		-		-
Peru squid(whole)	1,896,375		884,543		-
Squid	2,028,995		2,158,906		492,844
Chub mackerel	2,858,082		7,526		-
Others	6,868,996		3,466,681		1,236,663
Average selling price ($ per kg)
Ribbon fish	2.73		3.37		2.87
Croaker fish	2.21		3.60		2.48
Argentina squid(whole)	3.69		-		-
Peru squid(whole)	1.59		1.86		-
Squid	1.45		4.21		1.41
Chub mackerel	0.91		0.93		-
Others	3.13		3.55		2.66

Consolidated Balance Sheet Data:
Cash	$1,967		$2,006		$820
Accounts receivable, net	6,307		13,012		11,323
Inventories	5,840		3,560		8,811
Property, plant and equipment	199,571		135,042		122,197
Total assets	$246,962		$201,138		$226,472
Secured short-term bank loans and current portion of long-term bank loans	$13,572		$20,570		$38,853
Total liabilities and commitments	95,403		53,633		86,760
Total shareholders’ equity	151,559		147,505		139,712
Total liabilities and shareholders’ equity	$246,962		$201,138		$226,472

	Year Ended December 31,
	2015		2014
	US$	% of Revenue	US$	% of Revenue
	( in thousands, except for percentages, per share and operating data)
Consolidated Statement of Income Data:

Revenue
Croaker fish	$25,314	41.7%	$17,810	7.6%
Ribbon fish	20,346	33.5%	65,396	28.0%
Pomfret	3,246	5.3%	31,967	13.7%
Squid	2,359	3.9%	2,594	1.1%
Spanish mackerel	2,288	3.8%	14,418	6.2%
Conger eel	2,039	3.4%	8,150	3.5%
Others	5,108	8.4%	93,092	39.9%

Total Revenue	60,700	100%	233,427	100%

Cost of Revenue
Fuel cost	26,049	42.9%	97,906	41.9%
Labor cost	15,914	26.2%	15,471	6.7%
Maintenance fee	10,364	17.1%	7,031	3.0%
Depreciation	4,999	8.2%	5,887	2.5%
Freight	2,600	4.3%	17,539	7.5%
Spare parts	1,495	2.5%	5,771	2.5%
Fishing license & agent fee	1,489	2.5	6,236	2.7%
Others	567	0.9%	-	-

Total cost of Revenue	63,477	104.6%	155,841	66.8%

Gross (loss) profit	(2,777)	(4.6)%	77,586	33.2%

Selling expenses	(1,859)	(3.1)%	(2,673)	(1.1)%
General and administrative expenses	(2,934)	(4.8)%	(4,537)	(1.9)%
Loss on fixed asset disposal	(1,583)	(2.6)%	-	-
Grant income	33,153	54.6%	20,094	8.6%
Operating income	24,000		90,470

Income before income taxes	19,558	32.2%	85,761	36.7%
Income tax	-	-	-	-
Net income	19,558	32.2%	85,761	36.7%

Net income per share
Basic and diluted	$0.23		$1.08

Other Consolidated Financial Data:
Gross margin	(4.6)%		33.2%
Operating margin	39.5%		38.8%
Net margin	32.2%		36.7%

Consolidated Operating Data:
Sales volume (kg)
Croaker fish	8,489,607		6,646,052
Ribbon fish	7,756,532		25,485,098
Pomfret	1,178,101		13,365,371
Squid	1,098,442		754,337
Spanish mackerel	724,228		4,633,881
Conger eel	922,150		3,279,985
Others	1,466,809		22,237,699
Average selling price ($ per kg)
Croaker fish	2.98		2.68
Ribbon fish	2.62		2.57
Pomfret	2.76		2.39
Squid	2.15		3.44
Spanish mackerel	3.16		3.11
Conger eel	2.21		2.48
Others	3.48		4.19

Consolidated Balance Sheet Data:
Cash	$11,449		$12,752
Accounts receivable, net	12,575		50,000
Inventories	2,336		12,123
Property, plant and equipment	94,555		109,981
Total assets	$231,877		$249,030
Secured short-term bank loans and current portion of long-term bank loans	$34,651		$49,223
Total liabilities and commitments	65,037		99,771
Total shareholders’ equity	166,840		149,259
Total liabilities and shareholders’ equity	$231,877		$249,030

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

Overview

We are a marine enterprise group primarily engaging in ocean fishing through our operating subsidiary, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd., or Pingtan Fishing, which is organized in the People’s Republic of China (“PRC”). We harvest a variety of fish species with many of our owned vessels or licensed vessels for which we have exclusive operating license rights. These vessels are located within the Indian Exclusive Economic Zone (“EEZ”), the Arafura Sea of Indonesia, the international waters of Atlantic and Pacific Oceans, and the international waters of the Indian Ocean. We provide high quality seafood to a diverse group of customers including distributors, restaurant owners and exporters in the PRC.

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

Subsequent to our fleet expansions, in September 2013, the Bureau of Fisheries of the Ministry of Agriculture  and Rural Affairs of the People’s Republic of China (“MOA”) issued a notification that it would suspend accepting shipbuilding applications for tuna harvesting vessels, squid harvesting vessels, Pacific saury harvesting vessels, trawlers operating on international waters, seine on international waters, and trawlers operating on the Arafura Sea, Indonesia. We believe the announcement is a positive indicator for long-term stability and balance in China’s fishing industry.

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

On April 2, 2018, 27 vessels received approval from the MOA to operate in the international waters of the Indian Ocean. After the modification and rebuilding project, 19 of the 27 new fishing vessels have been deployed to sea in November and December 2018, and the remaining 8 new fishing vessels will be gradually placed into the international waters of the Indian Ocean.

In October 2018, we purchased 1 refrigerated transport vessel, which started the modification and rebuilding project. We expect the modification and rebuilding project to be completed in June 2019, and the transport vessel will be deployed to international waters of the Indian Ocean in support of the 27 new fishing vessels.

As of December 31, 2018, we own 66 trawlers, 18 squid jigging vessels, 13 drifters, 10 light luring seine vessels and 4 longline fishing vessels, have exclusive operating license rights to 20 drifters, and we also have 8 squid jigging vessels and 2 transport vessels which are in the modification and rebuilding project. The 8 squid vessels completed the modification and rebuilding project and are deployed to the international waters of the Indian Ocean in March 2019. We are the second largest China-based fishery company operating its vessels outside of China waters and our fleet has an average remaining useful life of approximately 14.6 years. All of our vessels are approved by the MOA and, to the extent required, licensed by foreign fishing territories where they operate, subject to any foreign government’s moratorium or any suspensions or revocations that apply to the vessels or local entities, as described below.

Among the 141 vessels, 12 are located in the Bay of Bengal in India; 29 are located in international waters; and 13 have returned to China from the Democratic Republic of Timor-Leste due to the reason described above; and 10 vessels are in the modification and rebuilding project. The remaining 77 vessels were licensed by the MOA to operate in the Arafura Sea in Indonesia. The vessels in Indonesian waters, however, are not in operation because the licenses are currently inactive due to either the moratorium discussed below, the revocation of the fishery business license of the local entity through which the vessels operate, or, with respect to 4 vessels, the revocation of the local fishing licenses.

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

Revenue by territory

Our customers are from the following PRC territories:

	Year Ended December 31,
	2018	2017	2016
Fujian province	58%	61%	32%
Guangdong province	24%	28%	48%
Shandong province	15%	9%	4%
Zhejiang province	3%	2%	13%
Liaoning province	0%	0%	1%
Other areas	0%	0%	2%
Total	100%	100%	100%

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

●	Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable government agencies. Our inability to obtain, or loss or denial of extensions to, any of our applicable licenses or permits could hamper our ability to generate revenue from our operations.

●	Resource & environmental factors: Our fishing expeditions are based in the Indian Exclusive Economic Zone, the international waters of Atlantic and Pacific Oceans, the international waters of Indian Ocean and the Arafura Sea of Indonesia. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also have impact our harvest volume.

●	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●	Competition: We engage in the business in the Bay of Bengal in India, the international waters of Atlantic and Pacific Oceans, the international waters of Indian Ocean, and the Arafura Sea of Indonesian. Competition within our designated fishing areas is not currently significant as the region is not overfished or regulated by government limits on the number of vessels that are allowed to fish in the territories; however, there is no guarantee that competition will not become more intense. Competition in the consumer market in China, however, is keen. We compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. We believe our catch appeals to a wide segment of consumers because of the low price points of our products.

●	Fishing licenses: Each of our fishing vessels requires approval from the Ministry of Agriculture and Rural Affairs of the People’s Republic of China to carry out ocean fishing projects in foreign territories. These approvals are granted annually and normally valid for a period of twelve months; when the inspection certificate of a vessel is valid for less than 12 months, the approval will be granted with the validity period equal to that indicated on the inspection certificate and will be extended to full validity period when new inspection certificate is issued. Different countries may have different policies for foreign cooperation in fisheries. Some countries require fishing licenses issued by the accessed country; some others may require establishment of a joint venture or sole proprietorship to obtain local licenses. During the Indonesian moratorium, we were informed that fishing licenses of four vessels operated through PT Avona, one of the local companies through which we conduct business in Indonesia, and the fishery business license of PT Dwikarya, the other local company through which we conduct business in Indonesia, were revoked. In September 2017, we were informed that the fishing licenses of the 13 vessels operating in the Indo-Pacific waters of Timor-Leste were suspended. These vessels have returned to China for regular maintenance.

RESULTS OF OPERATIONS

Comparison of results of operations for the year ended December 31, 2018 and 2017

Revenue

We recognize revenue from sales of frozen fish and other marine catches when persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed or determinable, and collection of the resulting receivable is reasonably assured.

With respect to the sales to third party customers, the majority of whom are sole proprietor regional wholesalers in the PRC, we recognize revenue when customers receive purchased goods at our cold storage warehouse, after payment is received or credit sale is approved for recurring customers with excellent payment histories.

We do not offer promotional payments, customer coupons, rebates or other cash redemption offers to customers. We do not accept returns from customers. Deposits or advance payments from customers prior to delivery of goods are recorded as advances from customers.

For the years ended December 31, 2018 and 2017, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Year Ended December 31, 2018
	Revenue	Volume (KG)	Average price	Percentage of revenue
Ribbon fish	$13,327	4,880,638	$2.73	20.7%
Croaker fish	11,526	5,223,607	2.21	17.9%
Argentina squid(whole)	9,360	2,533,700	3.69	14.6%
Peru squid(whole)	3,008	1,896,375	1.59	4.7%
Squid	2,935	2,028,995	1.45	4.6%
Chub mackerel	2,593	2,858,082	0.91	4.0%
Others	21,507	6,868,996	3.13	33.5%
Total	$64,256	26,290,393	$2.44	100.0%

	Year Ended December 31, 2017
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$23,232	6,451,995	$3.60	36.8%
Ribbon fish	16,913	5,015,877	3.37	26.8%
Squid	9,099	2,158,906	4.21	14.4%
Reefcod	2,293	586,425	3.91	3.6%
Peru squid	1,960	1,028,843	1.91	3.1%
Conger eel	1,315	460,006	2.86	2.1%
Others	8,398	2,283,476	3.68	13.2%
Total	$63,210	17,985,528	$3.51	100.0%

For the year ended December 31, 2018, we had revenue of $64,256,088, as compared to revenue of $63,209,687 for the year ended December 31, 2017, a slight increase of $1,046,401, or 1.7%. Sales volumes in the year ended December 31, 2018 increased 46.2% to 26,290,393 kg from 17,985,528 kg in the year ended December 31, 2017. The increase was mainly attributable to more landings of catch delivered to warehouse. However, average unit sale price decreased by 30.5% in the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease was mainly due to catching more smaller fish, which have lower unit selling prices during the year ended December 31, 2018.

Cost of revenue

Our cost of revenue primarily consists of fuel cost, labor cost, depreciation, fishing vessels maintenance fee, and other overhead costs. Fuel cost, labor cost and depreciation generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2018			2017
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$21,696	65.3%	33.8%	$25,556	62.0%	40.4%
Labor cost	4,211	12.7%	6.6%	6,607	16.1%	10.5%
Depreciation	3,350	10.1%	5.2%	5,436	13.2%	8.6%
Freight	2,599	7.8%	4.0%	1,626	4.0%	2.6%
Spare parts	1,257	3.8%	2.0%	1,708	4.2%	2.7%
Maintenance fee	127	0.3%	0.2%	187	0.5%	0.3%
Fishing license and agent fee	-	-	-	7	0%	0%
Total cost of revenue	$33,240	100%	51.7%	$41,127	100%	65.1%

Cost of revenue for the year ended December 31, 2018 was $33,239,582, representing a decrease of $7,887,316 or 19.2% as compared to $41,126,898 for the year ended December 31, 2017. The decrease was primarily attributable to the decrease in our unit production cost.

Gross profit

Our gross profit is affected primarily by changes in production costs. Fuel cost, labor cost and depreciation together account for about 88.1% and 91.4% of cost of revenue for the years ended December 31, 2018 and 2017, respectively. The fluctuation of fuel price and change in depreciation may significantly affect our cost level and gross profit.

The following table sets forth information as to our revenue, cost of revenue, gross profit and gross margin for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
Revenue	$64,256,088	$63,209,687
Cost of revenue	$33,239,582	$41,126,898
Gross profit	$31,016,506	$22,082,789
Gross margin	48.3%	34.9%

Gross profit for the year ended December 31, 2018 was $31,016,506, representing an increase of $8,933,717 or 40.5% as compared to gross profit of $22,082,789 for the year ended December 31, 2017. The increase was primarily attributable to an increased number of deliveries into warehouse that averaged down unit production cost of fish.

Gross margin increased to 48.3% for the year ended December 31, 2018 from 34.9% for the year ended December 31, 2017. The increase was primarily due to the same reasons described above.

Selling expense

Our selling expense mainly includes shipping and handling fees, insurance, customs clearance charge, storage fees and advertising expenses. Our sales activities are conducted through direct selling by our internal sales staff. Because of the strong demand for our products and services, we typically do not aggressively market and distribute our products. As a result, our selling expense has been relatively small as a percentage of our revenue.

Selling expense totaled $1,622,451 for the year ended December 31, 2018, as compared to $1,231,031 for the year ended December 31, 2017, an increase of $391,420 or 31.8%. Selling expense as a percentage of revenue for the year ended December 31, 2018 increased slight to 2.5% from 1.9% for the year ended December 31, 2017. Selling expense for the years ended December 31, 2018 and 2017 consisted of the following:

	Year Ended December 31,
	2018	2017
Storage fees	$521,763	$260,020
Insurance	397,287	481,347
Shipping and handling fees	395,344	269,702
Customs clearance charge	167,411	133,729
Advertising	20,151	74,332
Other	120,495	11,901
	$1,622,451	$1,231,031

●	For the year ended December 31, 2018, storage fees increased by $261,743, or 100.7%, as compared to the year ended December 31, 2017. The increase was mainly attributable to larger warehouses were rented as more fish were delivered for inventory.

●

For the year ended December 31, 2018, insurance expense decreased by $84,060, or 17.5%, as compared to the year ended December 31, 2017. The change was mainly attributable to the different insured fishing vessels mix.

●	For the year ended December 31, 2018, shipping and handling fees increased by $125,642, or 46.6%, as compared to the year ended December 31, 2017. The change was mainly attributable to the number of deliveries from customs to the warehouse.

●	For the year ended December 31, 2018, customs clearance charge increased by $33,682, or 25.2%, as compared to the year ended December 31, 2017. The change was mainly attributable to the amounts of customs declaration.

●	For the year ended December 31, 2018, advertising expenses decreased by $54,181, or 72.9%, as compared to the year ended December 31, 2017.

●	Other miscellaneous selling expense for the year ended December 31, 2018 increased by $108,594, or 912.5%, as compared to the year ended December 31, 2017.

General and administrative expense

General and administrative expense totaled $10,304,750 for the year ended December 31, 2018, as compared to $9,579,404 for the year ended December 31, 2017, a slight increase of $725,346 or 7.6%. General and administrative expense for the years ended December 31, 2018 and 2017 consisted of the following:

	Year Ended December 31,
	2018	2017
Depreciation	$5,791,557	$5,075,609
Compensation and related benefits	1,563,065	1,199,447
Professional fees	1,550,285	2,234,776
Rent and related administrative service charge	489,259	471,833
Travel and entertainment	103,369	199,894
Bad debt recovery	(66,532)	(194,278)
Other	873,747	592,123
	$10,304,750	$9,579,404

●	We recorded the depreciation in relation to vessels that are not operating as operation expense rather than cost of revenue. For the year ended December 31, 2018, depreciation expense increased by $715,948, or 14.1%, as compared to the year ended December 31, 2017.

●	For the year ended December 31, 2018, compensation and related benefits increased by $363,618, or 30.3% as compared to the year ended December 31, 2017. The increase was mainly attributable to booking the salaries of the crews that are not in operation in East Timor and Indonesia into G&A expenses of approximately $353,000 and an increase in benefits for our management staff of approximately $10,000.

●	Professional fees, which primarily consist of legal fees, accounting fees, investor relations services charge, valuation service fees, consulting fees, and other fees associated with being a public company, for the year ended December 31, 2018, decreased by $684,491, or 30.6%, as compared to the year ended December 31, 2017. The decrease in the year ended December 31, 2018 was primarily attributable to a decrease in legal fees of approximately $636,000, a decrease in valuation services fees of approximately $15,000, a decrease in consulting fees of approximately $65,000, and a decrease in investor relations services charges of approximately $28,000, offset by an increase in accounting fees of approximately $64,000.

●	Rent and related administrative service charge increased slightly by $17,426, or 3,7%for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

●	For the year ended December 31, 2018, travel and entertainment expense decreased by $96,525, or 48.3% as compared to the year ended December 31, 2017. The decrease was mainly attributable to a decrease in travel expense of approximately $26,000 and a decrease in entertainment expense of approximately $70,000.

●	For the year ended December 31, 2018, we recorded bad debt recovery of $66,532 as compared to bad debt recovery of $194,278 for the year ended December 31, 2017. Based on our periodic review of accounts receivable balances, we maintain allowances for doubtful accounts for estimated losses resulting from the failure of customers to make payments on time, we review the accounts receivable on a periodic basis and make general allowances based on the age of the balance.

●	Other general and administrative expense primarily consists of insurance, communication fees, office supply, miscellaneous taxes, bank service charge, and NASDAQ listing fee. For the year December 31, 2018, other general and administrative expense increased by $281,624, or 47.6%, as compared to the year ended December 31, 2017. The increase was mainly attributable to an increase in insurance of approximately $127,000, and an increase in bank service charge of approximately $91,000.

Grant Income

The grant income mainly consists of an incentive granted by the Chinese government to encourage the development of ocean fishing industry in order to satisfy the demand of natural seafood in China and other small miscellaneous grant income from the Chinese government. For the year ended December 31, 2018, grant income decreased by $13,592,496, or 61.3% as compared to the year ended December 31, 2017. The decrease was mainly due to we received the reimbursement of fuel expenditure for 2017 during the year ended December 31, 2018, and we received the reimbursement of fuel expenditure for 2016 and 2015 during the year ended December 31, 2017 as a result of the delay in the government approval process.

Impairment loss

Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. In the fourth quarter of 2018, we deregistered 24 fishing vessels and applied to the MOA for building 24 new fishing vessels. As a result of the deregistration, we assessed the recoverability of the 24 fishing vessels based on the undiscounted future cash flow that the fishing vessels are expected to generate as less than the carrying amount, and recognized an impairment loss. The Impairment loss on vessels was $9,715,058 and nil for the year ended 2018 and 2017, respectively.

Loss on fixed assets disposal

Loss on fixed assets disposal represents the loss on the replacement of vessels and disposal of vehicles we recorded as it incurred. The loss on fixed assets disposal was $2,105,960 and $195,375 for the year ended 2018 and 2017, respectively.

Income from operations

As a result of the factors described above, for the year ended December 31, 2018, income from operations amounted to $15,853,018, as compared to income from operations of $33,254,206 for the year ended December 31, 2017, a change of $17,401,188, or 52.3%.

Other income/expense

Other income/expense mainly include interest income from bank deposits, interest expense generated from short-term and long-term bank borrowings, foreign currency transaction gain, and loss on equity method investment.

For the year ended December 31, 2018, other expense, net, amounted to $1,040,320 as compared to other expense, net, of $734,075 for the year ended December 31, 2017, an increase of $306,245, or 41.7%, which was primarily attributable to an increase in foreign currency transaction loss of approximately $1,354,000, an increase in loss on equity method investment of approximately $160,000, and a decrease in interest income of approximately $145,000, offset by a decrease in interest expense of approximately $1,192,000 as a result of decrease in bank loans, an increase in gain from cost method investment of approximately $62,000, and an increase in other income of approximately $97,000.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the years ended December 31, 2018 and 2017.

Net income

As a result of the factors described above, our net income was $14,812,698 for the year ended December 31, 2018, compared to net income of $32,520,131 for the year ended December 31, 2017, a change of $17,707,433 or 54.5%. Excluding the impact of the non-recurring, non-cash impairment loss of $9,715,058 regarding the deregistration of 24 fishing vessels, the net income would be $24,527,756.

Net income attributable to owners of the Company

The net income attributable to owners of the Company was $13,397,301, or $0.17 per ordinary share (basic and diluted), for the year ended December 31, 2018, compared to net income attributable to owners of the Company of $29,659,693, or $0.38 per ordinary share (basic and diluted), for the year ended December 31, 2017, a change of $16,262,392 or 54.8%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and comprehensive income (loss). As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $8,387,092 for the year ended December 31, 2018, as compared to a foreign currency translation gain of $7,760,460 for the year ended December 31, 2017. This non-cash loss had the effect of increasing/decreasing our reported comprehensive loss/gain and this non-cash gain had the effect of decreasing/increasing our reported comprehensive loss/gain.

Comprehensive income

As a result of our foreign currency translation adjustment, we had comprehensive income for the year ended December 31, 2018 of $6,425,606, compared to comprehensive income of $40,280,591 for the year ended December 31, 2017.

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

	Year Ended December 31,
	2017			2016
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$25,556	62.0%	40.4%	$20,200	68.8%	98.3%
Labor cost	6,607	16.1%	10.5%	1,981	6.8%	9.6%
Depreciation	5,436	13.2%	8.6%	4,709	16.1%	22.9%
Spare parts	1,708	4.2%	2.7%	564	1.9%	2.8%
Freight	1,626	4.0%	2.6%	477	1.6%	2.3%
Maintenance fee	187	0.5%	0.3%	707	2.4%	3.5%
Fishing license and agent fee	7	0.0%	0.0%	29	0.1%	0.1%
Other	-	-	-	662	2.3%	3.3%
Total cost of revenue	$41,127	100%	65.1%	$29,329	100.0%	142.8%

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

Selling expense

Our selling expense mainly includes shipping and handling fees, insurance, customs clearance charge, storage fees and advertising expenses. Our sales activities are conducted through direct selling by our internal sales staff. Because of the strong demand for our products and services, we typically do not aggressively market and distribute our products. As a result, our selling expense has been relatively small as a percentage of our revenue.

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

	Year Ended December 31,
	2017	2016
Insurance	$481,347	$595,222
Shipping and handling fees	269,702	223,495
Storage fees	260,020	178,998
Customs clearance charge	133,729	161,619
Advertising	74,332	42,208
Other	11,901	33,955
	$1,231,031	$1,235,497

●	For the year ended December 31, 2017, insurance expense decreased by $113,875, or 19.1%, as compared to the year ended December 31, 2016. The change was mainly attributable to the different insured fishing vessels mix.

●	For the year ended December 31, 2017, shipping and handling fees increased by $46,207, or 20.7%, as compared to the year ended December 31, 2016. The increase was primarily attributable to more fish shipped to the warehouse of the Company because of our increased fishing activities for the year ended December 31, 2017.

●	For the year ended December 31, 2017, storage fees increased by $81,022, or 45.3%, as compared to the year ended December 31, 2016. The increase was mainly attributable to the increase in our storage rent period to meet the storage demand. In addition, we did not obtain any rent discounts in relation to warehouse rent while discounts were offered in 2016.

●	For the year ended December 31, 2017, customs clearance charges decreased by $27,890, or 17.3%, as compared to the year ended December 31, 2016.

●	For the year ended December 31, 2017, advertising expenses increased by $32,124, or 76.1%, as compared to the year ended December 31, 2016.

●	Other selling expense, which primarily consisted of fishing vessels’ examination fees, for the year ended December 31, 2017 decreased by $22,054, or 65.0%, as compared to the year ended December 31, 2016.

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

Loss on fixed assets disposal

Loss on fixed assets disposal represents the gain or loss on the disposal of vehicles we recorded as it incurred. The loss on fixed assets disposal was $195,375 and nil for the year ended 2017 and 2016, respectively.

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

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the years ended December 31, 2017 and 2016. For the year ended December 31, 2017 and 2016, income taxes expense was nil and $984, respectively, which was generated by taxable income from fish reselling activities. Since February 2015, we have temporarily ceased fishing operations in Indonesian waters due to the Indonesian government’s moratorium previously mentioned. In order to satisfy our customers’ demand, we purchased fish from a third party and resold to our customers in 2016. We are required to pay income taxes for our fish reselling operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government grants as the government incentive for encouraging development of ocean fishing industry. At December 31, 2018 and 2017, we had cash balances of approximately $1,966,855 and $2,005,540, respectively. The significant portion of these funds are located in financial institutions located in the PRC and will continue to be indefinitely reinvested in our operations in the PRC.

The following table sets forth a summary of changes in our working capital from December 31, 2017 to December 31, 2018:

			December 31, 2017 to December 31, 2018
	December 31, 2018	December 31, 2017	Change	Percentage Change
Working capital deficit:
Total current assets	$15,457,828	$20,783,346	$(5,325,518)	(25.6)%
Total current liabilities	73,073,227	36,415,935	36,657,292	100.7%
Working capital deficit:	$(57,615,399)	$(15,632,589)	$(41,982,810)	268.6%

Our working capital deficit increased $41,982,810 to working capital deficit of $57,615,399 at December 31, 2018 from working capital deficit of $15,632,589 at December 31, 2017. This increase in working capital deficit is primarily attributable to a decrease in restricted cash of approximately $1,821,000 due to the decrease in short term bank loan, a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $6,705,000, a significant increase in accounts payable of approximately $26,341,000 as 27 vessels are in the modification and rebuilding project, an increase in long-term bank loans-current portion of approximately $2,519,000, an increase in due to related parties of approximately $15,168,000 due to the increase in the advance from Honglong and Xinrong Zhuo for working capital purposes, an increase in accounts payable-related parties of approximately $1,441,000, offset by an increase in inventories, net of reserve for inventories, of approximately $2,280,000, an increase in prepaid expenses of approximately $534,000, an increase in other receivable of approximately $425,000, a decrease in short-term bank loans of approximately $9,516,000 due to the repayments of the short-term bank loans, an increase in accrued liabilities and other payables of approximately $704,000.

In order to mitigate our liquidity risk, we plan to rely on the proceeds from loans from banks and/or financial institutions to increase working capital in order to meet capital demands. In addition, Mr. Zhuo, the Chief Executive Officer and Chairman of the Board, will continue to provide financial support to the Company when necessary. We also receive government grants from local and central government for modifying and rebuilding vessel projects.

Because the exchange rate conversion is different for consolidated balance sheets and consolidated statements of cash flows, the changes in assets and liabilities reflected on consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on consolidated balance sheets.

Cash flows for the year ended December 31, 2018 compared to the year ended December 31, 2017

The following summarizes the key components of our cash flows for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Net cash provided by operating activities	$53,302,882	$68,439,426
Net cash used in investing activities	(55,706,559)	(43,555,727)
Net cash provided by (used in) financing activities	1,443,061	(23,826,798)
Effect of exchange rate on cash	(899,256)	(962,492)
Net (decrease) increase in cash	$(1,859,872)	$94,409

Net cash flow provided by operating activities was $53,302,882 for the year ended December 31, 2018 as compared to net cash flow provided by operating activities was $68,439,426 for the year ended December 31, 2017, a change of $15,136,544.

●	Net cash flow provided by operating activities for the year ended December 31, 2018 primarily reflected our net income of approximately $14,813,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $9,142,000, decrease in allowance for doubtful accounts of approximately $67,000, an increase in reserve for inventories of approximately $429,000, loss on disposal of fixed assets of approximately $2,017,000, loss on equity method investment of approximately $193,000, impairment loss of fishing vessels of approximately $9,715,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $6,374,000 as we intensified more strict collection policy, an increase in accounts payable of approximately $1,045,000, an increase in accounts payable- related parties of approximately $1,584,000, an increase in accrued liabilities and other payables of approximately $996,000 and an increase in due to related parties of approximately $11,080,000, offset by an increase in inventories of approximately $2,971,000, an increase in prepaid expenses of approximately $560,000, an increase in other receivables of approximately $451,000 and a decrease in accrued liabilities and other payables-related party of approximately $37,000.

●	Net cash flow provided by operating activities for the year ended December 31, 2017 primarily reflected our net income of approximately $32,520,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $8,966,000, loss on disposal of fixed assets of approximately $195,000 and loss on equity method investment of approximately $33,000, and changes in operating assets and liabilities primarily consisting of a decrease in inventories of approximately $5,607,000 was mainly due to the growth of sales, a decrease in advances to suppliers of approximately $4,078,000 because we have received fishing nets and other on-board consumables which we paid in advance to suppliers in 2016, a significant decrease in other receivables of approximately $32,440,000 mainly due to the refund of prepayment made for fish goods of approximately $31,600,000 received from a third party in January and February 2017, a decrease in other receivables – related party of approximately $1,377,000 resulting from the payments in connection with the termination of the VIE structure were returned in full to the Company, an increase in accounts payable of approximately $3,005,000 due to an increase in fuel demand as a result of the growth in our production, and an increase in accrued liabilities and other payables of approximately $254,000, offset by non-cash item of the decrease in allowance for doubtful accounts of approximately $194,000, an increase in accounts receivable of approximately $766,000 was mainly due to the growth of sales on credit, an increase in prepaid expenses of approximately $99,000, a decrease in accounts payable - related parties of approximately $885,000, and a significant decrease in accrued liabilities and other payables – related party of approximately $18,607,000 due to repayments made to our related party.

Net cash flow used in investing activities was $55,706,559 for the year ended December 31, 2018 as compared to $43,555,727 for the year ended December 31, 2017. During the year ended December 31, 2018, we made payments for purchase of property, plant and equipment of approximately $60,930,000, offset by proceeds received from government grants for fishing vessel construction of approximately $5,224,000. During the year ended December 31, 2017, we made payments for purchase of property, plant and equipment of approximately $49,860,000, and made payments for equity method investment of approximately $296,000, offset by proceeds received from government grants for fishing vessel construction of approximately $6,601,000.

Net cash flow provided by financing activities was $1,443,061 for the year ended December 31, 2018 as compared to net cash flow used in financing activities of $23,826,798 for the year ended December 31, 2017. During the year ended December 31, 2018, we received advances from related parties of approximately $3,891,000, proceeds from short-term bank loan of approximately $14,961,000 and proceeds from long-term bank loan of approximately $5,479,000, offset by the repayments of short-term bank loans of approximately $14,622,000, the repayment of long-term bank loans of approximately $5,894,000 and cash made for dividend payments of approximately $2,372,000. During the year ended December 31, 2017, we received proceeds from short-term bank loans of approximately $14,453,000, and received advances from related parties of approximately $4,329,000, offset by the repayments of short-term bank loans of approximately $21,673,000, the repayments of long-term bank loans of approximately $17,773,000, and dividend payments of approximately $3,162,000.

Cash flows for the year ended December 31, 2017 compared to the year ended December 31, 2016

The following summarizes the key components of our cash flows for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Net cash provided by (used in) operating activities	$68,439,426	$(4,950,046)
Net cash used in investing activities	(43,555,727)	(13,081,250)
Net cash (used in) provided by financing activities	(23,826,798)	9,370,895
Effect of exchange rate on cash	(962,492)	(633,607)
Net increase (decrease) in cash	$94,409	$(9,294,008)

Net cash flow provided by operating activities was $68,439,426 for the year ended December 31, 2017 as compared to net cash flow used in operating activities was $4,950,046 for the year ended December 31, 2016, an increase of $73,389,472.

●	Net cash flow provided by operating activities for the year ended December 31, 2017 primarily reflected our net income of approximately $32,520,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $8,966,000, loss on disposal of fixed assets of approximately $195,000 and loss on equity method investment of approximately $33,000, and changes in operating assets and liabilities primarily consisting of a decrease in inventories of approximately $5,607,000 was mainly due to the growth of sales, a decrease in advances to suppliers of approximately $4,078,000 because we have received fishing nets and other on-board consumables which we paid in advance to suppliers in 2016, a significant decrease in other receivables of approximately $32,440,000 mainly due to the refund of prepayment made for fish goods of approximately $31,600,000 received from a third party in January and February 2017, a decrease in other receivables – related party of approximately $1,377,000 resulting from the payments in connection with the termination of the VIE structure were returned in full to the Company, an increase in accounts payable of approximately $3,005,000 due to an increase in fuel demand as a result of the growth in our production, and an increase in accrued liabilities and other payables of approximately $254,000, offset by non-cash item of the decrease in allowance for doubtful accounts of approximately $194,000, an increase in accounts receivable of approximately $766,000 was mainly due to the growth of sales on credit, an increase in prepaid expenses of approximately $99,000, a decrease in accounts payable - related parties of approximately $885,000, and a significant decrease in accrued liabilities and other payables – related party of approximately $18,607,000 due to repayments made to our related party.

●	Net cash flow used in operating activities for the year ended December 31, 2016 primarily reflected net loss of approximately $14,677,000 and the non-cash items, primarily consisting of decrease in allowance for doubtful accounts of approximately $100,000, and decrease in reserve for inventories of approximately $213,000, and changes in operating assets and liabilities primarily consisting of an increase in inventories of approximately $6,706,000 in order to meet our customers’ strong demand in our peak sales period of Chinese New Year in January 2017, an increase in advances to suppliers of approximately $145,000, an increase in other receivable of approximately $1,994,000, a decrease in accrued liabilities and other payables of approximately $335,000, offset by the add-back of non-cash items of depreciation of approximately $6,614,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $563,000, a significant decrease in prepaid expenses – related parties of approximately $3,989,000 due to the decrease in prepaid fuel costs and other miscellaneous items to our related parties, an increase in accounts payable – related parties of approximately $2,275,000, and an significant increase in accrued liabilities and other payables – related party of approximately $5,732,000 resulting from the significant increase in miscellaneous payments made by our related party on our behalf to our vendors.

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

Net cash flow used in financing activities was $23,826,798 for the year ended December 31, 2017 as compared to net cash flow provided by financing activities of $9,370,895 for the year ended December 31, 2016. During the year ended December 31, 2017, we received proceeds from short-term bank loans of approximately $14,453,000, and received advances from related parties of approximately $4,329,000, offset by the repayments of short-term bank loans of approximately $21,673,000, the repayments of long-term bank loans of approximately $17,773,000, and dividend payments of approximately $3,162,000. During the year ended December 31, 2016, we received proceeds from short-term bank loans of approximately $23,276,000, received proceeds from long-term bank loans of approximately $18,819,000, and received advances from related parties of approximately $5,064,000, offset by the repayments of short-term bank loans of approximately $22,235,000, repayments of long-term bank loans of approximately $12,390,000, and cash made for dividend payments of approximately $3,162,000.

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

The following tables summarize our contractual obligations as of December 31, 2018 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$13	$13	$-	$-	$-
Rental and related administrative service charge obligation	457	457	-	-	-
Long-term bank loans	30,817	8,487	6,192	3,351	12,787
2 fishing vessels construction obligation	18,440	18,440
27 fishing vessels construction obligation	26,106	26,106	-	-	-
Total	$75,833	$53,503	$6,192	$3,351	$12,787

Off-balance sheet arrangements

None.

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company applied the new revenue standard beginning January 1, 2018. The Company has analyzed the Company’s revenue from contracts with customers in accordance with the new revenue standard to determine the impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842).” The new guidance requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. A lessee will need to recognize on its balance sheet a right-of-use asset and a lease liability for the majority of its leases (other than leases that meet the definition of a short-term lease). The lease liabilities will be equal to the present value of lease payments. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. The Company adopted the new standard on January 1, 2019 and use the effective date as the date of initial application. The Company continues to finalize its calculation, including the discount rate assumptions, related to ASU 2016-02. The Company is also continuing to establish new processes and internal controls that will be required to comply with the new lease accounting and disclosure requirements set by ASU 2016-2. The Company expect the impact of the standard adoption to increase its assets and liabilities within its consolidated balance sheet. These increases will result from the recognition of its existing right-of-use and liabilities required by ASU 2016-02.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”, which will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Oil cost accounts for approximately 65.3% of our total cost of revenue for the year ended December 31, 2018. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at December 31, 2018 and did not employ any commodity price derivatives in the year ended December 31, 2018.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would decrease (increase) our comprehensive income by $64,000 for the year ended December 31, 2018 based on our revenue, costs and expenses, and assets and liabilities denominated in RMB as of December 31, 2018. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $35.9 million at December 31, 2018. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our interest on our borrowings by approximately $12,110. The potential change in interest amount is calculated based on the change in the interest amount over a one year period due to an immediate 100 basis point change in interest rates.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2018, based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2018.

The effectiveness of our company’s internal control over financial reporting as of December 31, 2018 has been audited by BDO China Shu Lun Pan Certified Public Accountants LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

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

Name	Age	Position
Xinrong Zhuo	54	Chief Executive Officer and Chairman of the Board
Roy Yu	36	Chief Financial Officer
Lin Bao	58	Director
Zengbiao Zhu	69	Director
Xing An Lin	55	Director
Lin Lin	44	Director

Directors

Xinrong Zhuo has served as chairman of our board since the business combination in February 2013. Prior to that, he served as the chairman of CDGC’s board and as its chief executive officer from August 2010. Mr. Zhuo has served as director of Fujian Road & Bridge Construction Co., Ltd., an infrastructure construction company, since December 2008, has served as the sole director of Tian Yuan Co., Ltd., a real estate investment company, since September 2007, has served as the chairman and legal representative of Fuzhou Dongxing Longju Real Estate Development Co., Ltd., a real estate development company, since March 2007, has served as the vice general manager of Fujian Huashang Real Estate Development Co., Ltd., a real estate development company, since December 2006, and has served as the supervisor of Fuzhou Haiyiyongyu Import & Export Co., Ltd., a trading company, since June 1995. From November 2005 to December 2008, Mr. Zhuo served as the legal representative and the chairman of Fujian Road & Bridge Construction Co., Ltd. From June 2005 to September 2007, Mr. Zhuo served as vice general manager of Tian Yuan Co. Ltd. From February 2002 to September 2009, Mr. Zhuo served as the legal representative and executive director of Fuzhou Baojie Haiyi Pingtan Fishing Co., Ltd., an aquatic products company. From June 1995 to September 2006, Mr. Zhuo served as the supervisor at Fuzhou Honglong Ocean Fishery Co., Ltd., a marine fishery. Mr. Zhuo is qualified to serve on the board of directors due to his experience in the real estate development and trading business, as well as his extensive experience in the fishing industry, his legal background and prior executive experience.

Lin Bao has served as a member of the Board since the business combination in February 2013. He has served as the general manager of Fuzhou Honglong Ocean Fishery Co., Ltd., a marine fishery company since February 2013. From April 1989 to January 1997, he served as the general manager of Fuzhou Tang Cheng Plaza, a hotel affiliated to China Railway Construction Corporation Limited. Mr. Bao is the vice chairman of China Fisheries Association since 2012. Mr. Bao received his associate degree in Accounting from Beijing Society Correspondence University in 1989. He obtained the Certificate of Highway Engineer in 2006. Mr. Bao’s background in the fishing industry, as well as his executive experience, led the Board to conclude that he should be nominated to serve another term as a director.

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

Committees and Meeting Attendance

Our Board held two meetings during the fiscal year ended December 31, 2018. Our Board has an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Audit Committee held five meetings during the fiscal year ended December 31, 2018. Our Compensation Committee held two meetings and our Nominating and Governance Committee held three meetings during the fiscal year ended December 31, 2018.

During 2018, each member of the Board attended or participated in 100% of the aggregate of (i) the total number of meetings of the Board (held during the period for which such person has been a director) and (ii) the total number of meetings held by all committees of the Board on which such person served (during the periods that such person served). Our Amended and Restated Memorandum and Articles of Association provide that the Chairman of our Board shall preside at all meetings of our shareholders. Each director is expected to make reasonable efforts to attend Board meetings, meetings of committees of which such director is a member and the Annual Meetings of Shareholders. All of our then sitting directors attended the 2018 Annual Meeting of Shareholders.

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

Compensation Committee Interlocks and Insider Participation

Mr. XingAn Lin, Zengbiao Zhu and Lin Lin currently serve on the Compensation Committee, which is currently chaired by Mr. Zhu. No member of the Compensation Committee is one of our executive officers, and no member of the Compensation Committee had any relationships requiring disclosure by us under the Commission’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a Compensation Committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as one of our directors or member of the Compensation Committee during 2018

Director Nominations

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements for the year ended December 31, 2018 were timely as of the date of this report.

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

Our Compensation Program

In carrying out its objectives, the Compensation Committee of our Board reviews all components of executive and director compensation for consistency with our compensation philosophy and with the interests of our shareholders.

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

The Committee reviews on at least an annual basis the scope of responsibilities of the Committee and the Committee’s performance of its duties.

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

Xinrong Zhuo. We have entered into an employment agreement with Xinrong Zhuo, our chief executive officer for a term of three years ending on August 25, 2019. Pursuant to the employment agreement, Mr. Zhuo receives annual compensation of HKD$312,000, equal to $39,791. In addition, Mr. Zhuo’s employment agreement provides for an annual bonus based on the executive’s performance and our financial performance. Annual bonuses will be determined by us in our sole discretion and will be approved by our Compensation Committee. Mr. Zhuo is eligible for participation in any standard employee benefit plan of the Company that currently exists or may be adopted by the Company in the future, but not limited to, any retirement plan, and travel holiday policy.

We may terminate Mr. Zhuo’s employment agreement with cause (as defined in his employment agreement) at any time with one-month written notice. If we dismiss Mr. Zhuo without cause (as defined in his employment agreement), or if he terminates his employment for good reason (as defined in his employment agreement), we will provide Mr. Zhuo with severance payment in cash in an amount equal to three months of his base salary at the then current rate. Under such circumstance, Mr. Zhuo agrees not to make any further claims for compensation for loss of office, accrued remuneration, fees, wroungful dismissal or any other claim whatsoever against the Company or its subsidiaries or the respective officers or employees of any of them. If Mr. Zhuo terminates his employment other than for good reason, he may resign upon three-month prior written notice to the Company.

Our employment agreement with Mr. Zhuo provides for the protection of confidential information and contains non-competition and non-solicitation provisions applicable for a term of two years following the termination of his employment.

Yang Yu. We entered into an employment agreement with Yang (Roy) Yu, our CFO, effective April 18, 2013. Pursuant to that agreement, Mr. Yu receives annual compensation equal to $240,000. During the course of Mr. Yu’s employment, the Company shall reimburse back to his any reasonable and necessary fees (travel expenses, accommodation expenses, hospitality expenses and other actual expenses) incurred by him during the fulfillment of his duties under the Agreement upon the production of relevant receipts and/or valid documentation of expenditure.

Mr. Yu’s employment can be terminated two month’s advance written notice by either party. During the term of his employment, Mr. Yu may not engage in any other employment or business without the prior written consent of the Company or engage in any business which is in competition with the business of the Company.

Summary Compensation of Named Executive Officers

Pursuant to the terms of the employment agreements that Mr. Zhuo and Yu have with us, both executives are compensated by us for services provided to us and our subsidiaries.

The following table sets forth information concerning cash and non-cash compensation paid to our named executive officers for 2018, 2017 and 2016, respectively.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other compensation	Total
Xinrong Zhuo	2018	$39,791	$—	$—	$—	$—	$39,791
Chief Executive Officer	2017	$40,037	$—	$—	$—	$—	$40,037
	2016	$40,248	$—	$—	$—	$—	$40,248

Roy Yu	2018	$240,000	$20,000	$—	$—	$—	$260,000
Chief Financial Officer	2017	$240,000	$20,000	$—	$—	$—	$260,000
	2016	$240,000	$20,000	$—	$—	$—	$260,000

Outstanding Equity Awards at 2018 Fiscal Year End

As of December 31, 2018, there were no outstanding equity awards for our named executive officers.

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

Director Compensation

We did not pay compensation to any non-employee directors during the fiscal year 2018.

Our non-employee directors did not hold any outstanding option awards as of December 31, 2018.

We do not pay our directors in connection with attending individual Board meetings, but we reimburse our directors for expenses incurred in connection with such meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our capital stock as of March 15, 2019 by:

●	each shareholder or group of affiliated shareholders, who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 79,055,053 our ordinary shares outstanding as of March 15, 2019.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Ordinary shares subject to options and warrants currently exercisable or exercisable within 60 days of March 15, 2019 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of March 15, 2019 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all of our ordinary shares shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Pingtan Marine Enterprise Ltd., 18-19/F, Zhongshan Building A, No. 154 Hudong Road, Fuzhou, P.R.C. 350001.

Name and Address of Beneficial Owner	Ordinary Shares Beneficially Owned	Percent of Ordinary Shares Outstanding
Directors and Named Executive Officers:
Xinrong Zhuo(1)	45,402,355	57.4%
Lin Bao	—	—
Zengbiao Zhu	—	—
Roy Yu	—	—
XingAn Lin	—	—
Lin Lin	—	—
All Officers and Directors as a Group (total of 6 persons)	45,402,355	57.4%

(1)	Represents 15,780,000 shares held by Heroic Treasure Limited, of which Mr. Zhuo is the controlling shareholder, and 28,079,868 shares held by Mars Harvest Co., Ltd., of which Mr. Zhuo is the sole shareholder and 1,542,487 shares held by Mr. Zhuo directly.

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

The following is a summary of the significant related party transactions in which we engaged during the year ended December 31, 2018:

From time to time, we made purchase from our related parties vendors. As of December 31, 2018, our outstanding accounts payable for Hong Fa Shipping Limited, which is controlled by our Chief Executive Officer, and Hong Long, which is controlled by an immediate family member of our Chief Executive Officer, amounted to approximately $1,232,000 and $2,008,000, respectively.

Our Chief Executive Officer and Hong Long, from time to time, have provided advances to us for working capital purposes. The advances are short-term in nature, non-interest bearing, unsecured and payable on demand. By the year end December 31 2018, we owed approximately $9.4 million and $10.1 million from our Chief Executive Officer and Hong Long, respectively.

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO, (the “Office Lease”). Pursuant to the current Office Lease, the annual rent is RMB 84,000 (approximately $12,700) and it expires on July 31, 2019. For the year ended December 31, 2018, rent expense related to the Office Lease amounted to approximately $12,700.

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office and provided related administrative service (the “Service Agreement”). Pursuant to the Service Agreement, monthly payments of Hong Kong Dollar (“HK$”) HK$298,500 (approximately $38,000) were due for each month of the term. The term of the Service Agreement was 1.5 years and expired on December 31, 2014. Pursuant to the Service Agreement, the monthly payments are HK$298,500 (approximately $38,000) and the renewed Service Agreement expired on December 31, 2017. On January 1, 2018, the Services Agreement was renewed to February 28, 2018 under the same conditions. On March 1, 2018, the Company entered into a lease agreement directly with the landlord under the same conditions. For the year ended December 31, 2018, rent expense and corresponding administrative service charge related to the Service Agreement amounted to approximately $489,000.

During the year ended December 31, 2018, we purchased fuel, fishing nets and other on-board consumables from Honglong Ocean Fishery Co., Ltd of approximately $1,762,000.

During the year ended December 31, 2018, we purchased vessel maintenance service from Honglong Ocean Fishery Co., Ltd and Huna Lin of approximately $71,000 and $48,000, respectively.

During the year ended December 31, 2018, we purchased transportation service from Honglong Ocean Fishery Co., Ltd. of approximately $466,000.

In December 2015, we entered into a pledge contract with The Export Import Bank of China pursuant to which we pledged 12 fishing vessels with carrying amounts of approximately $7,600,000, as collateral to secure Hong Long’s $4,200,000 in long-term loans from the financial institution, which are due on November 21, 2021. In December 2018, we entered into another pledge contract with the Fujian Haixia Bank pursuant to which we pledged 14 fishing vessels with carrying amounts of approximately $24,500,000, as collateral to secure Hong Long’s $12,970,000 in long-term loans from the financial institution, which are due on December 13, 2019.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditor’s Fees

The following is a summary of the fees billed to the Company by its principal independent registered accounting firm for professional services rendered for the years ended December 31, 2018 and 2017 (in US dollars):

	Year Ended December 31,
	2018	2017
Audit Fees	$687,158	$651,400
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$687,158	$651,400

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit and non-audit service performed by BDO China SHU LUN PAN Certified Public Accountants LLP for our consolidated financial statements as of and for the year ended December 31, 2018.

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

(3) Exhibits

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated as of October 24, 2012, by and between China Growth Equity Investment Ltd., China Dredging Group Co., Ltd., China Growth Dredging Sub Ltd., and Xinrong Zhuo (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on October 30, 2012)

2.2	Share Purchase Agreement, dated as of October 24, 2012, by and among China Growth Equity Investment Ltd, Merchant Supreme Co., Ltd., Prime Cheer Corporation Limited, Xinrong Zhuo, Fujian Provincial Pingtan County Ocean Fishing Group Co., Heroic Treasure Limited and Fuzhou Honglong Ocean Fishery Co., Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on October 30, 2012)

3.1	Amended and Restated Memorandum and Articles of Association of Pingtan Marine Enterprise Ltd. filed with the Cayman Islands Registrar of on February 26, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

3.2	Articles and Plan of Merger, filed with the Registry of Corporate Affairs of the British Virgin Islands on February 25, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

3.3	Certificate of Merger, filed with the Registry of Corporate Affairs of the British Virgin Islands on February 25, 2013 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

3.4	Amended and Restated Memorandum of Association of China Dredging Group Co., Ltd. (incorporated by reference to Exhibit 1.1 to China Dredging Group Co., Ltd.’s Annual Report on Form 20-F (File No. 000-53465) filed with the Securities and Exchange Commission on November 2, 2010)

3.5	Articles of Association of China Dredging Group Co., Ltd. (incorporated by reference to Exhibit 1.2 to China Dredging Group Co., Ltd.’s Annual Report on Form 20-F (File No. 000-53465) filed with the Securities and Exchange Commission on November 2, 2010)

4.1	Specimen Ordinary Share (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013)

10.1	Master Agreement by and between Pingtan Marine Enterprise Ltd. and Fuzhou Honglong Ocean Fishery Co., Ltd., dated June 19, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on June 25, 2013)

10.2	Promissory Note issued by the Company, dated June 19, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on June 25, 2013).

10.3	Share Purchase Agreement by and between Pingtan Marine Enterprise Ltd. and Fuzhou Honglong Ocean Fishery Co., Ltd., dated December 4, 2013 on Form 10-K filed with Securities and Exchange Commission on March 14, 2018.

10.4	Employment Contract between Pingtan Marine Enterprise Ltd. and Roy Yu, dated April 18, 2013. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on April 19, 2013).**

10.5	Employment Agreement between Pingtan Marine Enterprise Ltd. and Xinrong Zhuo, dated August 26, 2016. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 14, 2018)**

10.6	English translation of the Investment Agreement dated February 9, 2015, by and between Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd, China Agriculture Industry Development Fund Co., Ltd, Honghong Zhuo and Xinrong Zhuo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.7	English translation of the Equity Transfer Agreement dated February 9, 2015, by and between Honghong Zhuo, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Fujian Heyue Marine Fishing Development Co., Ltd. (incorporated by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.8	English translation of the Equity Transfer Agreement dated February 9, 2015, by and between Zhiyan Lin, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Fujian Heyue Marine Fishing Development Co., Ltd (incorporated by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.9	English translation of the Agreement of Termination dated February 9, 2015, by and between Honghong Zhuo, Zhiyan Lin, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Pingtan Guansheng Ocean Fishing Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 10, 2014)

23.1	Consent of BDO China SHU LUN PAN Certified Public Accountants LLP*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Filed Herein

**	Indicates a management contract or compensatory plan or arrangement

Pingtan Marine’s Annual Report on Form 10-K for the year ended December 31, 2018, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2019

Pingtan Marine Enterprise Ltd.

By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Xinrong Zhuo	Chairman of the Board and Chief Executive Officer	March 15, 2019
Xinrong Zhuo	(Principal Executive Officer)

/s/ Roy Yu	Chief Financial Officer	March 15, 2019
Roy Yu	(Principal Financial and Accounting Officer)

/s/ Lin Bao	Director	March 15, 2019
Lin Bao

/s/ Zengbiao Zhu	Director	March 15, 2019
Zengbiao Zhu

/s/ Lin Lin	Director	March 15, 2019
Lin Lin

/s/ XingAn Lin	Director	March 15, 2019
XingAn Lin

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHAREHOLDERS AND BOARD OF DIRECTORS

PINGTAN MARINE ENTERPRISE LTD.

CAYMAN ISLAND

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pingtan Marine Enterprise Ltd. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2019 expressed an unqualified opinion thereon.

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

March 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHAREHOLDERS AND BOARD OF DIRECTORS

PINGTAN MARINE ENTERPRISE LTD.

CAYMAN ISLAND

Opinion on Internal Control over Financial Reporting

We have audited Pingtan Marine Enterprise Ltd’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 15, 2019 expressed an unqualified opinion thereon.

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

March 15, 2019

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	December 31,
	2018	2017
ASSETS

CURRENT ASSETS:
Cash	$1,966,855	$2,005,540
Restricted cash	-	1,821,187
Accounts receivable, net of allowance for doubtful accounts	6,307,492	13,012,671
Inventories, net of reserve for inventories	5,840,207	3,560,261
Prepaid expenses	644,824	110,536
Other receivables	698,450	273,151

Total Current Assets	15,457,828	20,783,346

OTHER ASSETS:
Cost method investment	3,059,797	3,213,859
Equity method investment	28,872,521	30,521,466
Prepayment for long-term assets	-	11,577,057
Property, plant and equipment, net	199,571,425	135,042,467

Total Other Assets	231,503,743	180,354,849

Total Assets	$246,961,571	$201,138,195

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$30,642,125	$4,301,146
Accounts payable - related parties	3,244,843	1,803,698
Short-term bank loans	5,085,139	14,600,978
Long-term bank loans - current portion	8,487,295	5,968,596
Accrued liabilities and other payables	6,058,548	5,354,616
Due to related parties	19,555,277	4,386,901

Total Current Liabilities	73,073,227	36,415,935

OTHER LIABILITIES:
Long-term bank loans - non-current portion	22,329,234	17,217,104

Total Liabilities	95,402,461	53,633,039

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at December 31, 2018 and 2017)	79,055	79,055
Additional paid-in capital	81,682,599	81,682,599
Retained earnings	49,593,069	40,349,189
Statutory reserve	14,760,112	12,978,343
Accumulated other comprehensive loss	(13,448,047)	(5,731,889)
Total equity attributable to owners of the company	132,666,788	129,357,297
Non-controlling interest	18,892,322	18,147,859

Total Shareholders’ Equity	151,559,110	147,505,156

Total Liabilities and Shareholders’ Equity	$246,961,571	$201,138,195

See notes to consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN U.S. DOLLARS)

	For the Years Ended December 31,
	2018	2017	2016

REVENUE	$64,256,088	$63,209,687	$20,540,769

COST OF REVENUE	33,239,582	41,126,898	29,328,776

GROSS PROFIT (LOSS)	31,016,506	22,082,789	(8,788,007)

OPERATING EXPENSES:
Selling	1,622,451	1,231,031	1,235,497
General and administrative	4,513,193	4,503,795	924,232
General and administrative - depreciation	5,791,557	5,075,609	3,045,233
Grant income	(8,584,731)	(22,177,227)	(558,451)
Impairment loss	9,715,058	-	-
Loss on fixed assets disposal	2,105,960	195,375	-

Total Operating Expenses	15,163,488	(11,171,417)	4,646,511

INCOME (LOSS) FROM OPERATIONS	15,853,018	33,254,206	(13,434,518)

OTHER INCOME (EXPENSE):
Interest income	41,446	186,194	1,931,963
Interest expense	(1,210,974)	(2,403,213)	(1,972,267)
Foreign currency transaction (loss) gain	(157,852)	1,195,875	(1,543,357)
Gain from cost method investment	382,627	320,316	375,396
Loss on equity method investment	(192,746)	(33,246)	(33,073)
Other Income (expense)	97,179	(1)	(471)

Total Other Expense	(1,040,320)	(734,075)	(1,241,809)

INCOME (LOSS) BEFORE INCOME TAXES	14,812,698	32,520,131	(14,676,327)

INCOME TAXES	-	-	984

NET INCOME (LOSS)	$14,812,698	$32,520,131	$(14,677,311)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	1,415,397	2,860,438	(959,688)

NET INCOME (LOSS) ATTRIBUTABLE TO OWNERS OF THE COMPANY	$13,397,301	$29,659,693	$(13,717,623)

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	14,812,698	32,520,131	(14,677,311)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation (loss) gain	(8,387,092)	7,760,460	(9,288,056)
COMPREHENSIVE INCOME (LOSS)	$6,425,606	$40,280,591	$(23,965,367)
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	744,463	3,473,736	(1,695,044)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO OWNERS OF THE COMPANY	$5,681,143	$36,806,855	$(22,270,323)

NET INCOME (LOSS) PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$0.17	$0.38	$(0.17)

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053	79,055,053

See notes to consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
	Ordinary Shares		Additional	(Accumulated Deficit)		Accumulated Other Comprehensive	Non-	Total
	Number of		Paid-in	Retained	Statutory	Income	controlling	Shareholders’
	Shares	Amount	Capital	Earnings	Reserve	(Loss)	Interest	Equity

Balance, December 31, 2015	79,055,053	$79,055	$111,008,085	$34,318,040	$9,391,827	$(4,326,351)	$16,369,167	$166,839,823

Net loss	-	-	-	(13,717,623)	-	-	(959,688)	(14,677,311)

Dividend declared	-	-	-	(3,162,202)	-	-	-	(3,162,202)

Foreign currency translation adjustment	-	-	-	-	-	(8,552,700)	(735,356)	(9,288,056)

Balance, December 31, 2016	79,055,053	79,055	111,008,085	17,438,215	9,391,827	(12,879,051)	14,674,123	139,712,254

Acquisition of fishing vessels from related party		--	(29,325,486)	-	-	-	-	(29,325,486)

Net income	-	-	-	29,659,693	-	-	2,860,438	32,520,131

Appropriation to statutory reserve				(3,586,516)	3,586,516

Dividend declared	-	-	-	(3,162,203)	-	-	-	(3,162,203)

Foreign currency translation adjustment	-	-	-	-	-	7,147,162	613,298	7,760,460

Balance, December 31, 2017	79,055,053	79,055	81,682,599	40,349,189	12,978,343	(5,731,889)	18,147,859	147,505,156

Net income	-	-	-	13,397,301	-	-	1,415,397	14,812,698

Appropriation to statutory reserve	-	-	-	(1,781,769)	1,781,769	-	-	-

Dividend declared	-	-	-	(2,371,652)	-	-	-	(2,371,652)

Foreign currency translation adjustment	-	-	-	-	-	(7,716,158)	(670,934)	(8,387,092)

Balance, December 31, 2018	79,055,053	$79,055	$81,682,599	$49,593,069	$14,760,112	$(13,448,047)	$18,892,322	$151,559,110

See notes to consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Years Ended December 31,
	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,812,698	$32,520,131	$(14,677,311)
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operating activities:
Depreciation	9,141,975	8,965,553	6,613,720
Decrease in allowance for doubtful accounts	(66,532)	(194,278)	(100,366)
Increase (decrease) in reserve for inventories	429,267	-	(213,255)
Loss on equity method investment	192,746	33,246	33,073
Loss on disposal of fixed assets	2,016,992	195,376	-
Impairment loss of fishing vessels	9,715,058	-	-
Changes in operating assets and liabilities:
Accounts receivable	6,373,815	(765,708)	563,318
Inventories	(2,970,908)	5,607,279	(6,705,933)
Advances to suppliers	-	4,078,230	(145,293)
Prepaid expenses	(559,629)	(98,606)	(6,729)
Prepaid expenses - related parties	-	536,665	3,988,749
Other receivables	(450,948)	32,439,871	(1,994,127)
Other receivables - related party	-	1,377,487	1,387
Accounts payable	1,044,710	3,005,441	2,275,069
Accounts payable - related parties	1,584,351	(885,433)	-
Accrued liabilities and other payables	995,836	254,242	(334,820)
Accrued liabilities and other payables - related party	(36,918)	(18,606,716)	5,732,472
Due to related parties	11,080,369	(23,354)	20,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	53,302,882	68,439,426	(4,950,046)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(60,930,363)	(49,860,416)	(1,465,144)
Proceeds from government grants for fishing vessels construction	5,223,804	6,600,906	-
Prepayments made for long-term assets	-	-	(26,671,132)
Payments for equity method investment	-	(296,217)	-
Proceeds from transferring equity method investment share	-	-	15,055,026

NET CASH USED IN INVESTING ACTIVITIES	(55,706,559)	(43,555,727)	(13,081,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	14,960,559	14,453,010	23,275,729
Repayments of short-term bank loans	(14,622,143)	(21,673,260)	(22,234,749)
Proceeds from long-term bank loans	5,478,766	-	18,818,783
Repayments of long-term bank loans	(5,893,554)	(17,773,038)	(12,390,286)
Advances from related parties	3,891,085	4,328,693	5,063,620
Payments made for dividend	(2,371,652)	(3,162,203)	(3,162,202)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,443,061	(23,826,798)	9,370,895

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(899,256)	(962,492)	(633,607)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,859,872)	94,409	(9,294,008)

CASH AND CASH EQUIVALENTS - beginning of year	3,826,727	3,732,318	13,026,326

CASH AND CASH EQUIVALENTS - end of year	$1,966,855	$3,826,727	$3,732,318

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,311,455	$2,639,039	$2,921,417
Income taxes	$-	$-	$984

RECONCILIATION TO AMOUNTS ON CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	1,966,855	2,005,540	820,396
Restricted cash	-	1,821,187	2,911,922
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$1,966,855	$3,826,727	$3,732,318
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$11,431,500	$1,036,761	$38,332,421
Offset other receivables - related parties against due to related parties	$-	$-	$6,424,910
Property and equipment acquired on credit as payable	$26,488,534	$215,202	$-
Increase in prepayment for long-term assets by increasing in accrued liabilities and other payables - related party	$-	$-	$13,219,818
Reclassification of advances to suppliers to other receivables	$-	$-	$31,172,469

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of December 31, 2018 are as follows:

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

Fujian Heyue, through its PRC subsidiary, Pingtan Fishing, engages in ocean fishing with its owned and controlled vessels within the Indian Exclusive Economic Zone, the international waters of Atlantic and Pacific Oceans, the international waters of Indian Ocean and Arafura Sea of Indonesia.

The Company had a working capital deficit of $57,615,399 as of December 31, 2018. In order to mitigate its liquidity risk, the Company plans to rely on the proceeds from loans from banks and/or financial institutions to increase working capital in order to meet capital demands. In addition, Mr. Zhuo, the Chief Executive Officer and Chairman of the Board, will continue to provide financial support to the Company when necessary.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the years ended December 31, 2018, 2017 and 2016 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and Hong Kong and none of these deposits are covered by insurance. At December 31, 2018 and 2017, cash balances in the PRC are $1,957,605 and $1,995,465, respectively, and cash balances in Hong Kong are $9,250 and $10,075, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash consists of cash deposits held by China Development Bank to secure short term bank loans from China Development Bank. At December 31, 2018 and 2017, restricted cash amounted nil and $1,821,187, respectively.

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, inventories, advances to suppliers, prepaid expenses, prepaid expenses – related party, other receivables, other receivables – related party, accounts payable, accounts payable – related parties, bank loans, accrued liabilities and other payables, accrued liabilities and other payables – related party, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. As of December 31, 2018, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term bank borrowings that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of December 31, 2018. As of December 31, 2018, the Company does not have any level 3 financial instruments.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At December 31, 2018 and 2017, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of nil and $67,379, respectively.

Inventories

Inventories, consisting of frozen fish and marine catches, are stated at the lower of cost or market utilizing the weighted average method. The cost of inventories is primarily comprised of fuel, freight, depreciation, direct labor, consumables, government levied charges and taxes. Consumables include fishing nets and metal containers used by fishing vessels. The Company’s fishing fleets in Indian waters, the international waters of Atlantic and Pacific Oceans, and the international waters of Indian Ocean operate throughout the year, although the May to July period demonstrates lower catch quantities compared to the October to January period, which is the peak season.

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded a reserve for inventories in the amount of $413,893 and nil, during the year ended December 31, 2018 and 2017, respectively.

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

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $867,503, $203,609, and $1,039,092 for the years ended December 31, 2018, 2017 and 2016, respectively, in the fishing vessels under construction.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company evaluates the impairment by comparing carrying amount of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived assets over their fair value. In the fourth quarter of 2018, we deregistered 24 fishing vessels and applied to the MOA for building 24 new fishing vessels. As a result of the deregistration, we assessed the recoverability of the 24 fishing vessels based on the undiscounted future cash flow that fishing vessels are expected to generate as less than the carrying amount, and recognized an impairment loss. The company recognized impairment loss of $9,715,058, nil and nil for the years ended December 31, 2018, 2017 and 2016, respectively.

Revenue recognition

Pursuant to the guidance of ASC Topic 606, the Company recognizes revenue when a sales arrangement with a customer exists (e.g., contract, purchase orders, others), transaction price is fixed or determinable and the Company has satisfied its performance obligation per the sales arrangement. The Company’s sales arrangements have standard payment terms that do not exceed a year. The majority of Company revenue originates from contracts with a single performance obligation to deliver products. The Company’s performance obligations are satisfied when control of the product is transferred to the customer per the arranged shipping terms.

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of December 31, 2018 and December 31, 2017.

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

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of December 31, 2018 and 2017, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and totaled $395,344, $269,702 and $223,495 for the years ended December 31, 2018, 2017 and 2016, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $951,216, $431,255 and $287,962 for the years ended December 31, 2018, 2017 and 2016, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising is expensed as incurred and is included in selling expense on the accompanying consolidated statements of operations and comprehensive income (loss). Advertising totaled $20,151, $74,332 and $42,208 for the years ended December 31, 2018, 2017 and 2016, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing is the Chinese Renminbi (“RMB”). For the subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2018, 2017 and 2016 was $(899,256), $(962,492) and $(633,607), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2018 and 2017 were translated at 6.8632 RMB to $1.00 and at 6.5342 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations and comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016 were 6.6174RMB, 6.7518RMB and 6.6423RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

	Year Ended December 31,
	2018	2017	2016
Net income (loss) available to owners of the Company for basic and diluted net income (loss) per share of ordinary stock	$13,397,301	$29,659,693	$(13,717,623)
Weighted average ordinary stock outstanding - basic and diluted	79,055,053	79,055,053	79,055,053
Net income (loss) per ordinary share attributable to owners of the Company - basic and diluted	$0.17	$0.38	$(0.17)

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the years ended December 31, 2018, 2017 and 2016, warrants to purchase 8,966,667 ordinary shares have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect. The warrants expired on February 26, 2018.

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of December 31, 2018, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016 included net income (loss) and unrealized loss from foreign currency translation adjustments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2018 and 2017. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company applied the new revenue standard beginning January 1, 2018. The Company has analyzed the Company’s revenue from contracts with customers in accordance with the new revenue standard to determine the impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842).” The new guidance requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. A lessee will need to recognize on its balance sheet a right-of-use asset and a lease liability for the majority of its leases (other than leases that meet the definition of a short-term lease). The lease liabilities will be equal to the present value of lease payments. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. The Company adopted the new standard on January 1, 2019 and use the effective date as the date of initial application. The Company continues to finalize its calculation, including the discount rate assumptions, related to ASU 2016-02. The Company is also continuing to establish new processes and internal controls that will be required to comply with the new lease accounting and disclosure requirements set by ASU 2016-2. The Company expect the impact of the standard adoption to increase its assets and liabilities within its consolidated balance sheet. These increases will result from the recognition of its existing right-of-use and liabilities required by ASU 2016-02.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”, which will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 3 – ACCOUNTS RECEIVABLE

At December 31, 2018 and 2017, accounts receivable consisted of the following:

	December 31, 2018	December 31, 2017
Accounts receivable	$6,307,492	$13,080,050
Less: allowance for doubtful accounts	-	(67,379)
	$6,307,492	$13,012,671

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance.

NOTE 4 – INVENTORIES

At December 31, 2018 and 2017, inventories consisted of the following:

	December 31, 2018	December 31, 2017
Frozen fish and marine catches in warehouse	$5,910,381	$1,571,622
Frozen fish and marine catches in transit	343,719	1,988,639
	6,254,100	3,560,261
Less: reserve for inventories	(413,893)	-
	$5,840,207	$3,560,261

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates.

NOTE 5 – OTHER RECEIVABLES

At December 31, 2018 and 2017, other receivables consisted of the following:

	December 31, 2018	December 31, 2017
Security deposit	$75,000	$75,000
Other	623,450	198,151
	$698,450	$273,151

NOTE 6 – COST METHOD INVESTMENT

At December 31, 2018 and 2017, cost method investment amounted to $3,059,797 and $3,213,859, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.2 million) to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8% investment in the total equity investment of the bank as of December 31, 2018 and 2017.

The Company uses the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank. In accordance with ASU 2016-01, an entity may choose to measure equity investments that do not have readily determinable fair value at cost minus impairment. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of December 31, 2018 and December 31, 2017.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 7 – EQUITY METHOD INVESTMENT

At December 31, 2018 and 2017, equity method investment amounted to $28,872,521 and $30,521,466, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. On April 12, 2017, another unrelated party, Zhen Lin, purchased shares from existing shareholders. As of December 31, 2018, Pingtan Fishing and Zhen Lin accounted for 20% and 80% of the total ownership, respectively.

Global Deep Ocean will process, cold storage, and transport Deep Ocean fishing products. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $145.7 million) and as of December 31, 2018, Pingtan Fishing had contributed its share of registered capital of RMB 200 million (approximately $29.1 million).

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the years ended December 31, 2018, 2017 and 2016, the Company’s share of Global Deep Ocean’s net loss was $192,746, $33,246 and $33,073, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income (loss).

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	December 31, 2018	December 31, 2017
Current assets	$71,373,373	$49,372,645
Noncurrent assets	13,650,476	6,974,590
Current liabilities	2,575	151,312
Noncurrent liabilities	32,448,421	-
Equity	52,572,854	56,195,923

	Year ended December 31,
	2018	2017	2016
Net revenue	$-	$-	$-
Gross profit	-	-	-
Loss from operation	963,731	166,128	165,293
Net loss	963,731	166,232	165,365

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 8 – PREPAYMENT FOR LONG-TERM ASSETS

At December 31, 2018 and 2017, prepayment for long-term assets consisted of prepayment for fishing vessels’ construction. The Company reclassifies the prepayment for fishing vessels’ construction to construction-in-progress using the percentage of completion method.

For the year ended December 31, 2018, a summary of activities in prepayment for long-term assets was as follows:

Prepayment for fishing vessels’ construction
Balance - December 31, 2017	$11,577,057
Reclassification to construction-in-progress	(11,022,090)
Foreign currency fluctuation	(554,967)
Balance – December 31, 2018	$-

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

At December 31, 2018 and 2017, property, plant and equipment consisted of the following:

	Useful life	December 31, 2018	December 31, 2017
Fishing vessels	10 - 20 Years	$203,057,291	$164,748,753
Vehicles	5 Years	22,186	-
Office and other equipment	3 – 5 Years	423,259	453,927
Construction-in-progress	-	31,044,006	-
		234,546,742	165,202,680
Less: accumulated depreciation		(34,975,317)	(30,160,213)
		$199,571,425	$135,042,467

For the years ended December 31, 2018, 2017 and 2016, depreciation expense amounted to $9,141,975, $8,965,553 and $6,613,720, respectively, of which $3,350,417, $3,889,944 and $6,269,983, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

At December 31, 2018 and 2017, the Company had 19 and 36 fishing vessels with net carrying amount of approximately $35.3 million and $30.3 million, respectively, pledged as collateral for its bank loans.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 10 – RELATED PARTIES TRANSACTIONS

Accounts payable - related parties

At December 31, 2018 and 2017, accounts payable - related parties consisted of the following:

Name of related party	December 31, 2018	December 31, 2017
Hong Fa Shipping Limited (1)	$1,231,692	$1,231,692
Hong Long (2)	2,007,768	572,006
Zhiyan Lin	4,363	-
Ping Lin	1,020	-
	$3,244,843	$1,803,698

(1)	An entity controlled by the Company’s CEO.

(2)	Hong Long is an affiliate company majority owned by an immediate family member of the Company’s CEO.

These accounts payable - related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Due to related parties

At December 31, 2018 and 2017, the due to related parties amount consisted of the following:

	December 31, 2018	December 31, 2017
Accrued compensation for Roy Yu, Chief Financial Officer	$20,000	$20,000
Accrued compensation for Xinrong Zhuo	3,320	3,328
Advance from Xinrong Zhuo, Chief Executive Officer	9,432,987	4,325,365
Due to related party-Hai Yi	-	38,208
Due to related party-Honglong	10,098,970	-
	$19,555,277	$4,386,901

The advance from Xinrong Zhuo, the Company’s Chief Executive Officer, is for working capital purposes and short-term in nature, non-interest bearing, unsecured and payable on demand.

Due to related party- Hai Yi is rent due to Hai Yi Shipping Limited.

Due to related party - Hong Long is short-term in nature, non-interest bearing, unsecured and payable on demand.

Operating lease

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO, (the “Office Lease”). Pursuant to the Office Lease, the annual rent is RMB 84,000 (approximately $12,700) and the renewed Office Lease expires on July 31, 2019.

For the years ended December 31, 2018, 2017 and 2016, rent expense related to the Office Lease amounted $12,694, $12,441 and $12,646, respectively. Future minimum rental payment required under the Office Lease is as follows:

Year Ending December 31:	Amount
2019	$7,405

Rental and related administrative service agreement

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office and provided related administrative service (the “Service Agreement”). Pursuant to the Service Agreement, the monthly payments are HK$298,500 (approximately $38,000) and the Service Agreement expired on December 31, 2017. On January 1, 2018, the Services Agreement was renewed to February 28, 2018 under the same conditions. On March 1, 2018, the Company entered into a lease agreement directly with the landlord under the same conditions.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Rental and related administrative service agreement (continued)

For the years ended December 31, 2018, 2017 and 2016, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $457,063, $459,392 and $461,899, respectively. Future minimum rental and related administrative service charge payment required under the Service Agreement is as follows:

Year ending December 31:	Amount
2019	$457,000

Purchases from related parties

During the years ended December 31, 2018, 2017 and 2016, purchases from related parties were as follows:

	Year Ended December 31,
	2018	2017	2016
Purchase of fuel, fishing nets and other on-board consumables
from Hong Fa Shipping Limited	$-	$6,560,972	$15,636,809
from Hai Yi Shipping Ltd.	-	2,246,251	8,853,657
from Haifeng Dafu Enterprise Co., Ltd.	-	-	941,778
from PT. Avona Mina Lestari	-	841,288	-
from Fuzhou Honglong Ocean Fishery Co., Ltd.	2,046,821	6,820,539	-
	2,046,821	16,469,050	25,432,244
Purchase of leasing
From Ping Lin	12,694	12,441	12,646
	12,694	12,441	12,646
Purchase of vessel maintenance service
From Huna Lin	48,388	-	-
from Fuzhou Honglong Ocean Fishery Co., Ltd.	71,084	-	-
from PT. Avona Mina Lestari	-	1,450	674,360
	119,472	1,450	674,360
Purchase of transportation service
from Fuzhou Honglong Ocean Fishery Co., Ltd.	465,863	819,956	39,622
from Hong Fa Shipping Limited	-	280,168	-
	465,863	1,100,124	39,622

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 11 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. At December 31, 2018 and December 31, 2017, short-term bank loans consisted of the following:

	December 31, 2018	December 31, 2017
Loan from Fujian Haixia Bank, due on September 14, 2018 with annual interest rate of 7.178% at December 31, 2017, collateralized by Pingtan Fishing’s 17 fishing vessels	$-	$3,826,023
Loan from Fujian Haixia Bank, due on September 30, 2018 with annual interest rate of 7.178% at December 31, 2017 and December 31, 2016, collateralized by Pingtan Fishing’s 17 fishing vessels	-	765,205
Loan from China Development Bank, due on March 8, 2018 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.721% at December 31, 2017), secured by the Company’s restricted cash which is a deposit with the lender of approximately $1 million (RMB 6.5 million) and collateralized by 7 vessels	-	5,000,000
Loan from China Development Bank, due on April 24, 2018 with variable annual interest rate based on LIBOR(1) plus 230 basis points (3.721% at December 31, 2017), secured by the Company’s restricted cash which is a deposit with the lender of approximately $0.7 million (RMB 4.6 million) and collateralized by 4 vessels	-	3,500,000
Loan from Fujian Haixia Bank, due on September 11, 2018 with annual interest rate of 2.990% at December 31, 2017, collateralized by Pingtan Fishing’s 17 fishing vessels	-	1,509,750

Loan from Fujian Haixia Bank, due on November 14, 2019 with annual interest rate of 4.2870% at December 31, 2018, collateralized by Hong Long’s 5 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu	714,000	-
Loan from Fujian Haixia Bank, due on November 4, 2019 with annual interest rate of 6.9600% at December 31, 2018, collateralized by Hong Long’s 5 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%	4,371,139	-
	$5,085,139	$14,600,978

(1)	Represents six-month LIBOR rate on the loan commencement date.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 11 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. At December 31, 2018 and December 31, 2017, long-term bank loans consisted of the following:

	December 31, 2018	December 31, 2017
Loan from The Export-Import Bank of China, due on various dates until January 30, 2023 with annual interest rate of 4.900% at December 31, 2018 and December 31, 2017, guaranteed by Xinrong Zhuo and Ping Lin and collateralized by 2 fishing vessels and collateralized by two related parties’ investments in equity interest of one PRC local banks.	$9,470,801	$14,538,888
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.145% at December 31, 2018 and December 31, 2017, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 17 fishing vessels, the debt ratio of borrower should not be higher than 80%	6,920,970	8,646,812
Loan from China Development Bank, due on various dates until July 30, 2026 with annual interest rate of 5.390% at December 31, 2018, guaranteed by Xinrong Zhuo, 11 fishing vessels and 6 Honglong’s fishing vessels, real estate of Mingguang Wanhao Property co., LTD., totaled area 22,123.50㎡, the debt ratio of borrower should not be higher than 80%	14,424,758	-
Total long-term bank loans	$30,816,529	$23,185,700
Less: current portion	(8,487,295)	(5,968,596)
Long-term bank loans, non-current portion	$22,329,234	$17,217,104

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending December 31,	Principal
2019	$8,487,295
2020	6,192,447
2021	3,351,206
2022	3,496,911
2023	4,881,105
Thereafter	4,407,565
$30,816,529
Less: current portion	(8,487,295)
Long-term liability	$22,329,234

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 11 – BANK LOANS (continued)

The weighted average interest rate for short-term bank loans was approximately 5.5%, 4.4% and 4.2% for the years ended December 31, 2018, 2017 and 2016, respectively.

The weighted average interest rate for long-term bank loans was approximately 5.2%, 5.0% and 6.7% for the years ended December 31, 2018, 2017 and 2016, respectively.

For the years ended December 31, 2018, 2017 and 2016, interest expense related to bank loans amounted to $1,800,121, $2,606,822 and $3,011,359, respectively, of which, $387,220, $203,609 and $1,039,092 was capitalized to construction-in-progress, respectively.

NOTE 12 – ACCRUED LIABILITIES AND OTHER PAYABLES

At December 31, 2018 and December 31, 2017, accrued liabilities and other payables consisted of the following:

	December 31, 2018	December 31, 2017
Accrued salaries and related benefits	$5,734,177	$4,667,352
Accrued interest due	62,243	64,731
Other	262,128	622,533
	$6,058,548	$5,354,616

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

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. As of December 31, 2015, the Company appropriated the required 50% of its registered capital to statutory reserve for Heyue. Accordingly, no additional statutory reserve for Heyue is required for the year ended December 31, 2018. The Company made appropriation to statutory reserve for Pingtan Fishing amounted to $1,781,769 by the end of year 2018.

Pingtan Guansheng, Pingtan Dingxin, Pingtan Duoying, Pingtan Ruiying, Pingtan Ocean, Fuzhou Howcious Management, Fuzhou Howcious Investment, Pingtan Shinsilkroad and Pingtan Yikang had sustained losses since their establishments. No appropriation to statutory reserves for them was required as they incurred recurring net losses.

For the years ended December 31, 2018 and 2017, statutory reserve activities for Pingtan Fishing and Fujian Heyue were as follows:

	Pingtan Fishing	Fujian Heyue	Total
Balance - December 31, 2016	$8,587,645	$804,182	$9,391,827
Addition to statutory reserve	3,586,516	-	3,586,516
Balance – December 31, 2017	12,174,161	804,182	12,978,343
Addition to statutory reserve	1,781,769	-	1,781,769
Balance – December 31, 2018	$13,955,930	$804,182	$14,760,112

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At December 31, 2018 and 2017, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

	Year Ended December 31,
Customer	2018	2017	2016
A	33%	17%	*
B	30%	*	*
C	23%	11%	*

*	less than 10%

Three customers, whose outstanding accounts receivable accounted for 10% or more of the Company’s total outstanding accounts receivable at December 31, 2018, accounted for 86.1% of the Company’s total outstanding accounts receivable at December 31, 2018. Two customers, whose outstanding accounts receivable accounted for 10% or more of the Company’s total outstanding accounts receivable at December 31, 2017, accounted for 28.9% of the Company’s total outstanding accounts receivable at December 31, 2017.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS (continued)

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
Supplier	2018	2017	2016
A	76%	*	*
B	*	13%	*
C (Hong Long, a related party)	*	26%	*
D (Hong Fa Shipping Limited, a related party)	*	23%	44%
E (Hai Yi Shipping Limited, a related party)	*	*	25%
F	*	*	13%

*	less than 10%

One supplier, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2018, accounted for 76.0% of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2018. Three suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2017, accounted for 70.7% of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2017.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of December 31, 2018 and 2017, which have not been reflected in its consolidated financial statements.

Contingencies

On June 23, 2017, a purported securities class action complaint, Zheng v. Pingtan Marine Enterprise Ltd., Xinrong Zhuo and Roy Yu, was filed in the U.S. District Court for the Eastern District of New York alleging violations of Section 10(b), and Rule 10b-5 thereunder, and Section 20(a) of the Securities Exchange Act of 1934 (the “Complaint”). The Complaint alleges that the Company and the executive officers made materially false and misleading statements in filings with the SEC regarding the Company’s business operations. The Complaint was brought on behalf of a putative class of persons who purchased or otherwise acquired Pingtan securities between August 8, 2016 and May 10, 2017 and seeks an unspecified amount of compensatory damages. An amended complaint, which expands the putative class period to March 9, 2016 through May 10, 2017, was filed on May 29, 2018 (the “Amended Complaint”). The Company has moved to dismiss the Amended Complaint, and are currently waiting for the court to issue a decision on the motion. To the extent the case survives the motion to dismiss, the Company is unable to state whether the likelihood of an unfavorable outcome of the dispute is probable or remote. Management is also unable to provide an estimate of the range or amount of potential loss (if the outcome should be unfavorable). Management intends to contest the case vigorously.

Operating lease

See note 10 for related party operating lease commitment.

Rental payment and related administrative service charge

See note 10 for related party rental and related administrative service agreement commitment.

NOTE 16 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s China-based operating subsidiaries.

The condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 16 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.

Condensed Parent Company Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$-	$-
Other receivable	75,000	75,000
Investments in subsidiaries at equity	148,817,497	143,479,989
Total current assets	148,892,497	143,554,989
Other assets:
Property, plant and equipment	19,716,406	21,038,175
Total assets	$168,608,903	$164,593,164
LIABILITIES AND EQUITY
Current liabilities:
Due to related parties	$17,049,793	$17,088,008
Total liabilities	17,049,793	17,088,008
Shareholders’ equity:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at December 31, 2018 and 2017)	79,055	79,055
Additional paid-in capital	81,682,599	81,682,599
Retained earnings	64,353,181	53,327,532
Accumulated other comprehensive loss	(13,448,047)	(5,731,889)
Total equity attributable to owners of the company	132,666,788	129,357,297
Non-controlling interest	18,892,322	18,147,859
Total shareholders’ equity	151,559,110	147,505,156
Total liabilities and equity	$168,608,903	$164,593,164

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 16 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.

Condensed Parent Company Statements of Operations

	For the Year Ended December 31,
	2018	2017	2016
Revenue	$-	$-	$-
Cost of revenue	-	-	-
Operating expenses:
General and administrative	(2,730,666)	(3,147,934)	(2,456,219)
Total operating expenses	(2,730,666)	(3,147,934)	(2,456,219)
Loss from operations	(2,730,666)	(3,147,934)	(2,456,219)
Other expense	(174)	(1,235)	(542)
Loss attributable to parent only	(2,730,840)	(3,149,169)	(2,456,761)
Equity in income (loss) of subsidiaries	17,543,538	35,669,300	(12,220,550)
Net income (loss)	14,812,698	32,520,131	(14,677,311)
Less: net income (loss) attributable to the non-controlling interest	1,415,397	2,860,438	(959,688)
Net income (loss) attributable to owners of the company	$13,397,301	$29,659,693	$(13,717,623)

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 16 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.

Condensed Parent Company Statements of Cash Flows

	For the Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITES
Net income (loss)	$14,812,698	$32,520,131	$(14,677,311)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Equity in (income) loss of subsidiaries	(17,543,538)	(35,669,300)	12,220,550
Changes in assets and liabilities:
Prepaid expenses	-	-	-
Other receivable	-	-	-
Accrued liabilities and other payables	-	-	-
Due to related parties	(20,000)	1,163,743	20,000
NET CASH USED IN OPERATING ACTIVITIES	(2,750,840)	(1,985,426)	(2,436,761)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment payments to subsidiaries	-	-	(114,036)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(114,036)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired from subsidiaries	5,140,707	(691,947)	614,800
Advances from related parties	-	-	5,063,620
Return to related parties	(18,215)	5,702,826	-
Payments made for dividend	(2,371,652)	(3,162,203)	(3,162,202)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,750,840	1,848,676	2,516,218
NET (DECREASE) INCREASE IN CASH	-	(136,750)	(34,579)
CASH - beginning of year	-	136,750	171,329
CASH - end of year	$-	$-	$136,750

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 16 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

Notes to the Condensed Parent Company Financial Statements

Note 1. Basis of Preparation

The condensed financial information of the Company has been prepared using the same accounting policies as set out in the Group’s consolidated financial statements except that the Company used the equity method to account for investments in its subsidiaries.

Note 2. Investments in Subsidiaries

The Company and its subsidiaries were included in the consolidated financial statements where the inter-company balances and transactions were eliminated upon consolidation. For purpose of the Company’s stand-alone financial statements, its investments in subsidiaries were reported using the equity method of accounting. The Company’s share of income and losses from its subsidiaries were reported as equity in earnings of subsidiaries in the accompanying parent company financial statements.

Note 3. Retained Earnings

The retained earnings in the Company’s stand-alone financial statements do not represent the distributable earnings of the Group as it includes the statutory reserve of its subsidiaries in PRC of $14,760,112 and $12,978,343 as of December 31, 2018 and 2017, respectively.

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

	Quarter
2018	First	Second	Third	Fourth
Revenue	$10,884	$13,606	$14,685	$25,081
Gross profit	5,601	6,956	9,385	9,075
Net income (loss)	985	3,335	13,737	(3,244)
Net income (loss) attributable to owners of the company	872	2,945	12,603	(3,023)
Basic and diluted net income (loss) per ordinary share attributable to owners of the company	$0.01	$0.04	$0.16	$(0.04)

2017	First	Second	Third	Fourth
Revenue	$5,661	$35,696	$5,463	$16,390
Gross profit (loss)	63	11,120	(1,306)	12,206
Net income (loss)	10,843	9,811	6,529	5,337
Net income (loss) attributable to owners of the company	9,920	8,957	5,953	4,830
Basic and diluted net income (loss) per ordinary share attributable to owners of the company	$0.13	$0.11	$0.08	$0.06

NOTE 18 – SUBSEQUENT EVENT

On January 30, 2019, the Company repaid a long-term bank loan of $910,650 to China Development Bank in accordance with the loan repayment schedule.

On February 28, 2019, the Company signed a loan agreement with The Export-Import Bank of China and borrowed $8.7 million from the bank. The loan is due on August 28, 2020 with annual interest rate of 4.75%, guaranteed by Hong Long, Xinrong Zhuo and Ping Lin.