Form 10-Q
period 2019-03-31
Pingtan Marine Enterprise Ltd.
filed 2019-05-09
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares, $0.001 par value	PME	The NASDAQ Capital Market

As of May 9, 2019, the outstanding number of shares of the registrant’s ordinary shares, par value $0.001 per share, was 79,055,053.

PINGTAN MARINE ENTERPRISE LTD.

FORM 10-Q

March 31, 2019

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

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$76,893,321	$1,966,855
Accounts receivable, net of allowance for doubtful accounts	7,245,164	6,307,492
Inventories, net of reserve for inventories	10,246,664	5,840,207
Prepaid expenses	452,875	644,824
Other receivables	4,483,481	698,450

Total Current Assets	99,321,505	15,457,828

OTHER ASSETS:
Cost method investment	3,118,735	3,059,797
Equity method investment	29,317,825	28,872,521
Right-of-use asset	690,793	-
Property, plant and equipment, net	200,950,673	199,571,425

Total Other Assets	234,078,026	231,503,743

Total Assets	$333,399,531	$246,961,571
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$20,895,978	$30,642,125
Accounts payable - related parties	2,988,073	3,244,843
Short-term bank loans	5,169,335	5,085,139
Long-term bank loans - current portion	21,088,587	8,487,295
Accrued liabilities and other payables	7,224,298	6,058,548
Lease liability	690,750	-
Due to related parties	30,292,800	19,555,277

Total Current Liabilities	88,349,821	73,073,227

OTHER LIABILITIES:
Long-term bank loans - non-current portion	92,559,590	22,329,234

Total Liabilities	180,909,411	95,402,461
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at March 31, 2019 and December 31, 2018)	79,055	79,055
Additional paid-in capital	81,682,599	81,682,599
Retained earnings	47,705,830	49,593,069
Statutory reserve	14,760,112	14,760,112
Accumulated other comprehensive loss	(10,754,775)	(13,448,047)
Total equity attributable to owners of the company	133,472,821	132,666,788
Non-controlling interest	19,017,299	18,892,322

Total Shareholders’ Equity	152,490,120	151,559,110

Total Liabilities and Shareholders’ Equity	$333,399,531	$246,961,571

See condensed notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

	For the Three Months Ended March 31,
	2019	2018

REVENUE	$18,424,209	$10,884,268

COST OF REVENUE	14,343,558	5,283,716

GROSS PROFIT	4,080,651	5,600,552

OPERATING EXPENSES:
Selling	709,929	481,451
General and administrative	3,595,390	1,559,597
General and administrative - depreciation	1,222,161	1,566,019
Grant income	-	(1,052,112)
Loss on fixed assets disposal	-	2,181,455

Total Operating Expenses	5,527,480	4,736,410

(LOSS) PROFIT FROM OPERATIONS	(1,446,829)	864,142

OTHER INCOME (EXPENSE):
Interest income	2,516	19,764
Interest expense	(529,165)	(462,259)
Foreign currency transaction gain	90,084	573,992
Loss on equity method investment	(110,616)	(10,951)
Other income	25,671	-

Total Other (Expense) Income, net	(521,510)	120,546

(LOSS) INCOME BEFORE INCOME TAXES	(1,968,339)	984,688

INCOME TAXES	-	-

NET (LOSS) INCOME	$(1,968,339)	$984,688

LESS: NET (LOSS) INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	(81,100)	112,395

NET (LOSS) INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$(1,887,239)	$872,293

COMPREHENSIVE (LOSS) INCOME:
NET (LOSS) INCOME	(1,968,339)	984,688
OTHER COMPREHENSIVE GAIN
Unrealized foreign currency translation gain	2,899,349	5,603,908
COMPREHENSIVE INCOME	$931,010	$6,588,596
LESS: COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	124,977	560,609
COMPREHENSIVE INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$806,033	$6,027,987

NET (LOSS) INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$(0.02)	$0.01

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053

See condensed notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2019

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
	Ordinary Shares		Additional			Accumulated Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders’
	Shares	Amount	Capital	Earnings	Reserve	Loss	Interest	Equity

Balance, December 31, 2017	79,055,053	$79,055	$81,682,599	$40,349,189	$12,978,343	$(5,731,889)	$18,147,859	$147,505,156

Net income	-	-	-	872,293	-	-	112,395	984,688

Dividend declared	-	-	-	(790,551)	-	-	-	(790,551)

Foreign currency translation adjustment	-	-	-	-	-	5,155,694	448,214	5,603,908

Balance, March 31, 2018 (Unaudited)	79,055,053	$79,055	$81,682,599	$40,430,931	$12,978,343	$(576,195)	$18,708,468	$153,303,201

Balance, December 31, 2018	79,055,053	$79,055	$81,682,599	$49,593,069	$14,760,112	$(13,448,047)	$18,892,322	$151,559,110

Net loss	-	-	-	(1,887,239)	-	-	(81,100)	(1,968,339)

Dividend declared	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	2,693,272	206,077	2,899,349

Balance, March 31, 2019(Unaudited)	79,055,053	$79,055	$81,682,599	$47,705,830	$14,760,112	$(10,754,775)	$19,017,299	$152,490,120

See condensed notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,968,339)	$984,688
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	2,740,118	2,433,126
Increase in allowance for doubtful accounts	-	168,945
Decrease in reserve for inventories	213,454	64,468
Loss on equity method investment	110,616	10,951
Loss on disposal of fixed assets	-	2,181,455
Impairment loss of fishing vessels	2,229,502	-
Changes in operating assets and liabilities:
Accounts receivable	(814,569)	206,838
Inventories	(4,498,954)	(1,795,329)
Prepaid expenses	391,018	113,507
Other receivables	592,037	(125,770)
Accounts payable	5,444,714	3,008,880
Accounts payable - related parties	(318,642)	(595,916)
Advance from customers	96,342	-
Accrued liabilities and other payables	950,819	(1,200,760)
Accrued liabilities and other payables - related party	(1,290)	(38,208)
Due to related parties	5,223,359	(497,164)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,390,185	4,919,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(21,353,232)	-
Payments made for acquisition of fishing vessels from related party	2,159,246	-
Deposit for purchase of land use right	(4,357,621)	-

NET CASH USED IN INVESTING ACTIVITIES	(23,551,607)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term bank loans	-	(5,000,000)
Proceeds from long-term bank loans	83,002,312	-
Repayments of long-term bank loans	(926,365)	-
Advances from related parties	5,534,231	1,847,136
Payments made for dividend	-	(790,551)

NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES	87,610,178	(3,943,415)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	477,710	(204,936)

NET CHANGE IN CASH AND CASH EQUIVALENTS	74,926,466	771,360

CASH AND CASH EQUIVALENTS - beginning of period	1,966,855	3,826,727

CASH AND CASH EQUIVALENTS - end of period	$76,893,321	$4,598,087

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,286,302	$424,054
Income taxes	$-	$-

RECONCILIATION TO AMOUNTS ON CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	76,893,321	3,818,837
Restricted cash	-	779,250
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$76,893,321	$4,598,087

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$10,111,168	$-

See condensed notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2019

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

On October 24, 2012, CGEI and China Dredging Group Co., Ltd (“CDGC” or “China Dredging”) entered into a Merger Agreement providing for the combination of CGEI and CDGC and on October 24, 2012, CGEI also acquired all of the outstanding capital shares and other equity interests of Merchant Supreme Co., Ltd. (“Merchant Supreme”), a company incorporated on June 25, 2012, in British Virgin Islands (“BVI”), as per a Share Purchase Agreement.  On February 25, 2013, the merger between the Company, CDGC and Merchant Supreme became effective and has been accounted for as a “reverse merger” and recapitalization since the common shareholders of CDGC and Merchant Supreme (i) owned a majority of the outstanding ordinary shares of the Company immediately following the completion of the transaction, and (ii) have significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity. In accordance with the provision of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 805-40, CDGC and Merchant Supreme are deemed the accounting acquirers and the Company is the legal acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of the Company. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of CDGC, Merchant Supreme and their subsidiaries and are recorded at the historical cost basis. The Company’s assets, liabilities and results of operations were consolidated with the assets, liabilities and results of operations of CDGC, Merchant Supreme and their subsidiaries subsequent to the acquisition date of February 25, 2013. Following the completion of the business combination which became effective on February 25, 2013, CDGC and Merchant Supreme became the wholly-owned subsidiaries of the Company. The ordinary shares, par value $0.001 per share are listed on The NASDAQ Capital Market under the symbol “PME”.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2019

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of March 31, 2019 are as follows:

Name of subsidiaries	Place and date of incorporation	Percentage of ownership	Principal activities
Merchant Supreme Co., Ltd. (Merchant Supreme”)	BVI, June 25, 2012	100% held by PME	Intermediate holding company

Prime Cheer Corporation Ltd. (“Prime Cheer”)	Hong Kong, May 3, 2012	100% held by Merchant Supreme	Intermediate holding company

Pingtan Guansheng Ocean Fishing Co., Ltd. (“Pingtan Guansheng”)	PRC, October 12, 2012	100% held by Prime Cheer	Intermediate holding company

Fujian Heyue Marine Fishing Development Co., Ltd. (“Fujian Heyue”)	PRC, January 27, 2015	100% held by Pingtan Guansheng	Intermediate holding company

Fujian Provincial Pingtan County Fishing Group Co., Ltd. (“Pingtan Fishing”)	PRC, February 27, 1998	92% held by Fujian Heyue	Oceanic fishing

Pingtan Dingxin Fishing Information Consulting Co., Ltd. (“Pingtan Dingxin”)	PRC, October 23, 2012	100% held by Pingtan Fishing	Dormant

Pingtan Duoying Fishing Information Consulting Co., Ltd. (“Pingtan Duoying”)	PRC, October 23, 2012	100% held by Pingtan Fishing	Dormant

Pingtan Ruiying Fishing Information Consulting Co., Ltd. (“Pingtan Ruiying”)	PRC, October 23, 2012	100% held by Pingtan Fishing	Dormant

Pingtan Yikang Global Fishery Co.,Ltd. (“Yikang Fishery”)	PRC, September 14, 2017	100% held by Pingtan Fishing	Dormant

Pingtan Shinsilkroad Fishery Co., Ltd. (“Shinsilkroad Fishery”)	PRC, September 14, 2017	100% held by Pingtan Fishing	Dormant

Fuzhou Howcious Investment Co., Ltd (“Howcious Investment”)	PRC, September 5, 2017	100% held by Pingtan Fishing	Dormant

Fuzhou Howcious Restaurant Management Co., Ltd (“Howcious Restaurant Management”)	PRC, August 16, 2017	100% held by Pingtan Fishing	Dormant

Pingtan Ocean Fishery Co., Ltd (“Ocean Fishery”)	PRC, July 21, 2017	100% held by Pingtan Fishing	Dormant

Fujian Heyue, through its PRC subsidiary, Pingtan Fishing, engages in ocean fishing with its owned and controlled vessels within the Indian Exclusive Economic Zone, the international waters and Arafura Sea of Indonesia.

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
MARCH 31, 2019

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 15, 2019.

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2019 and 2018 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and Hong Kong and none of these deposits are covered by insurance. At March 31, 2019 and December 31, 2018, cash balances in the PRC are $76,461,429 and $1,957,605, respectively, and cash balances in Hong Kong are $431,892 and $9,250, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2019

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

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, inventories, advances to suppliers, prepaid expenses, prepaid expenses – related party, other receivables, other receivables – related party, accounts payable, accounts payable – related parties, bank loans, accrued liabilities and other payables, accrued liabilities and other payables – related party, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. As of March 31, 2019, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term bank borrowings that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of March 31, 2019. As of March 31, 2019, the Company does not have any Level 3 financial instruments.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2019

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At March 31, 2019 and December 31, 2018, the Company has determined not to establish an allowance for doubtful accounts based on a review of its outstanding balances.

Inventories

Inventories, consisting of frozen fish and marine catches, are stated at the lower of cost or market utilizing the weighted average method. The cost of inventories is primarily comprised of fuel, freight, depreciation, direct labor, consumables, government levied charges and taxes. Consumables include fishing nets and metal containers used by fishing vessels. The Company’s fishing fleets in Indian waters and the international waters operate throughout the year, although the May to July period demonstrates lower catch quantities compared to the October to January period, which is the peak season.

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. At March 31, 2019 and December 31, 2018, the Company recorded a reserve for inventories in the amount of $635,742 and $413,893, respectively.

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales, estimated current and future market value.

Fishing licenses

Each of the Company’s fishing vessels requires an approval from the Ministry of Agriculture and Rural Affairs of the People’s Republic of China to carry out ocean fishing projects in international waters and foreign territories, and to the extent required, a fishing license in local fishing territory where the vessel operates. These approvals are valid for a period from 3 to 12 months, and are awarded to the Company at no cost. The Company applies for the renewal of the approval prior to expiration to avoid interruptions of fishing vessels’ operations. Each of our fishing vessels operating in Indonesian waters requires a fishing license granted by the authority in Indonesia.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2019

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

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $21,819 and nil for the three months ended March 31, 2019 and 2018, respectively, in the fishing vessels under construction.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recognized impairment loss of $2,229,502 and nil for the three months ended March 31, 2019 and 2018, respectively.

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

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of March 31, 2019 and December 31, 2018.

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
MARCH 31, 2019

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

The new China’s Enterprise Income Tax Law (“EIT Law”) also provides that an enterprise established under the laws of foreign countries or regions but whose “de facto management body” is located in the PRC be treated as a resident enterprise for PRC tax purposes and consequently be subject to the PRC income tax at the rate of 25% for its worldwide income. The Implementing Rules of the new EIT Law merely define the location of the “de facto management body” as “the place where the exercising, in substance, of the overall management and control of the production and business operation, personnel, accounting, properties, etc., of a non-PRC company is located.” On April 22, 2009, the PRC State Administration of Taxation further issued a notice entitled “Notice Regarding Recognizing Offshore-Established Enterprises Controlled by PRC Shareholders as Resident Enterprises Based on Their Place of Effective Management.” Under this notice, a foreign company controlled by a PRC company or a group of PRC companies shall be deemed as a PRC resident enterprise if (i) the senior management and the core management departments in charge of its daily operations mainly function in the PRC; (ii) its financial decisions and human resource decisions are subject to decisions or approvals of persons or institutions in the PRC; (iii) its major assets, accounting books, company seals, minutes and files of board meetings and shareholders’ meetings are located or kept in the PRC; and (iv) more than half of the directors or senior management personnel with voting rights reside in the PRC. Based on a review of surrounding facts and circumstances, the company does not believe that it is likely that its operations outside of the PRC should be considered a resident enterprise for PRC tax purposes. However, due to limited guidance and implementation history of the new EIT Law, should the Company be treated as a resident enterprise for PRC tax purposes, the Company will be subject to PRC tax on worldwide income at a uniform tax rate of 25% retroactive to May 3, 2012.

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
MARCH 31, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of March 31, 2019 and December 31, 2018, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and totaled $120,993 and $89,178 for the three months ended March 31, 2019 and 2018, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $604,882 and $86,504 for the three months ended March 31, 2019 and 2018, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing is the Chinese Renminbi (“RMB”). For the subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2019 and 2018 was $477,710 and $(204,936), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2019

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

Asset and liability accounts at March 31, 2019 and December 31, 2018 were translated at 6.7335 RMB to $1.00 and at 6.8632 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the three months ended March 31, 2019 and 2018 were 6.7468 RMB and 6.3632 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

	Three Months Ended March 31,
	2019	2018
Net (loss) income available to owners of the Company for basic and diluted net income per share of ordinary share	$(1,887,239)	$872,293
Weighted average ordinary shares outstanding - basic and diluted	79,055,053	79,055,053
Net income per ordinary share attributable to owners of the Company - basic and diluted	$(0.02)	$0.01

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of March 31, 2019, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

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
MARCH 31, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2019 and 2018 included net income and unrealized gain from foreign currency translation adjustments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2019 and December 31, 2018. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

According to the sale agreement signed on December 4, 2013, the Company does not own 20 fishing vessels but has the leased operating rights to operate these vessels which are owned by a related company, Fuzhou Honglong Ocean Fishery Co., Ltd (“Hong Long”), and the Company is entitled to 100% of net profit (loss) of the vessels. The Company has latitude in establishing price and discretion in supplier selection. There were no economic risks associated with the leased operating rights but the Company may need to bear the operation risks and credit risks as aforementioned.

As the Company has historically derived the majority of its revenue from Indonesian waters, the suspension of fishing operations in this area has had and will continue to have a significant negative impact on the Company.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Adopted Accounting Standards

Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease and lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption.

Effective January 1, 2019, we have adopted the new standard using the modified retrospective approach and implemented internal controls to enable the preparation of financial information upon adoption. We elected to adopt both the transition relief provided in ASU 2018-11 and the package of practical expedients which allowed us, among other things, to retain historical lease classifications and accounting for any leases that existed prior to adoption of the standard. Additionally, we elected the practical expedients allowing us not to separate lease and non-lease components and not record leases with an initial term of twelve months or less (“short-term leases”) on the balance sheet across all existing asset classes.

Adoption of the new standard resulted in the recording of right use asset and lease liability of $0.77 million as of January 1, 2019, which primarily relates to our corporate office leases. The standard did not materially impact our condensed consolidated statements of operations or cash flows. Adopting the new standard did not have a material impact on the accounting for leases under which we are the lessee.

Recent accounting pronouncements

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We do not expect the adoption of ASU 2018-02 to have a material impact on our consolidated financial statements.

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

NOTE 3 – ACCOUNTS RECEIVABLE

At March 31, 2019 and December 31, 2018, accounts receivable consisted of the following:

	March 31, 2019	December 31, 2018
Accounts receivable	$7,245,164	$6,307,492
Less: allowance for doubtful accounts	-	-
	$7,245,164	$6,307,492

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2019

NOTE 4 – INVENTORIES

At March 31, 2019 and December 31, 2018, inventories consisted of the following:

	March 31, 2019	December 31, 2018
Frozen fish and marine catches in warehouse	$5,979,598	$5,910,381
Frozen fish and marine catches in transit	4,902,808	343,719
	10,882,406	6,254,100
Less: reserve for inventories	(635,742)	(413,893)
	$10,246,664	$5,840,207

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates.

NOTE 5 – OTHER RECEIVABLES

At March 31, 2019 and December 31, 2018, other receivables consisted of the following:

	March 31, 2019	December 31, 2018
Security deposit	$4,441,343	$75,000
Other	42,138	623,450
	$4,483,481	$698,450

NOTE 6 – COST METHOD INVESTMENT

At March 31, 2019 and December 31, 2018, cost method investment amounted to $3,118,735 and $3,059,797, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.1 million) to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8% investment in the total equity investment of the bank as of March 31, 2019 and December 31, 2018.

In according to ASC 325, the Company uses the cost method of accounting to record its investment since Pingtan Fishing does not have the ability to exercise significant influence over the operating and financing activities of Pingtan Rural-Commercial Bank. Long-term investment for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of March 31, 2019 and December 31, 2018.

NOTE 7 – EQUITY METHOD INVESTMENT

At March 31, 2019 and December 31, 2018, equity method investment amounted to $29,317,825 and $28,872,521, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. In April 2017, these two companies sold their shares to another unrelated party, Zhen Lin. As of March 31, 2019, Pingtan Fishing and Zhen Lin accounted for 20% and 80% of the total ownership, respectively.

Global Deep Ocean will process, cold storage, and transport Deep Ocean fishing products. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $149.0 million) and as of March 31, 2019, Pingtan Fishing had contributed its share of registered capital of RMB 200 million (approximately $29.7 million).

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three months ended March 31, 2019 and 2018, the Company’s share of Global Deep Ocean’s net loss was $110,616 and $10,951, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2019

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

At March 31, 2019 and December 31, 2018, property, plant and equipment consisted of the following:

	Useful life	March 31, 2019	December 31, 2018
Fishing vessels	10 - 20 Years	$231,031,932	$203,057,291
Vehicles	5 Years	22,613	22,186
Office and other equipment	3 – 5 Years	442,550	423,259
Construction-in-progress	-	8,264,417	31,044,006
		239,761,512	234,546,742
Less: accumulated depreciation		(38,810,839)	(34,975,317)
		$200,950,673	$199,571,425

For the three months ended March 31, 2019 and 2018, depreciation expense amounted to $2,740,118 and $2,433,126, respectively, of which $1,517,957 and $813,806, respectively, was included in cost of revenue, and the remainder was included in general and administrative expense, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2019

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT (continued)

At March 31, 2019 and December 31, 2018, the Company had 39 and 19 fishing vessels with net carrying amount of approximately $116.3 million and $35.3 million, respectively, pledged as collateral for its bank loans.

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

NOTE 9 – RELATED PARTIES TRANSACTIONS

Accounts payable - related parties

At March 31, 2019 and December 31, 2018, accounts payable - related parties consisted of the following:

Name of related party	March 31, 2019	December 31, 2018
Hong Long (1)	$2,881,999	$2,007,768
Huna Lin	106,074	-
Hong Fa Shipping Limited (2)	-	1,231,692
Zhiyan Lin	-	4,363
Ping Lin	-	1,020
	$2,988,073	$3,244,843

(1)	Hong Long is an affiliate company majority owned by an immediate family member of the Company’s CEO.

(2)	An entity controlled by the Company’s CEO.

These accounts payable – related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2019

NOTE 9 – RELATED PARTIES TRANSACTIONS (continued)

Due to related parties

At March 31, 2019 and December 31, 2018, the due to related parties amount consisted of the following:

	March 31, 2019	December 31, 2018
Accrued compensation for Roy Yu, Chief Financial Officer	$20,000	$20,000
Accrued compensation for Xinrong Zhuo	3,314	3,320
Advance from Xinrong Zhuo, Chief Executive Officer	10,001,332	9,432,987
Due to related party-Honglong	20,268,154	10,098,970
	$30,292,800	$19,555,277

The advance from Xinrong Zhuo, the Company’s Chief Executive Officer, is for working capital purposes and short-term in nature, non-interest bearing, unsecured and payable on demand.

Due to related party - Hong Long is short-term in nature, non-interest bearing, unsecured and payable on demand.

Operating lease

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the annual rent is RMB 84,000 (approximately $12,700) and the renewed Office Lease expires on July 31, 2019.

For the three months ended March 31, 2019 and 2018, rent expense related to the Office Lease amounted to $3,113 and $3,300, respectively. Future minimum rental payment required under the Office Lease is as follows:

Twelve-month period Ending March 31:	Amount
2020	$4,150

Rental and related administrative service agreement

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company a portion of use of premises located in Hong Kong as office and provided related administrative services (the “Service Agreement”). Pursuant to the Service Agreement, the monthly payments are HK$298,500 (approximately $38,000) and the Service Agreement expired on December 31, 2017. On January 1, 2018, the Service Agreement was renewed to February 28, 2018 under the same conditions. On March 1, 2018, the Company entered into a lease agreement directly with the landlord under the same conditions expires on February 28, 2021.

For the three months ended March 31, 2019 and 2018, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $114,167 and $114,326, respectively.

As of March 31, 2019, future minimum lease payments on operating leases were as follows

March 31, 2019
Operating Lease
Maturity of lease liabilities
2019	$288,768
2020	385,024
2021	64,171
Total minimum lease payments	$737,963
Imputed interest	(47,213)
Present value of minimum lease payments	$690,750

The remaining lease terms (in years) and discount rates consisted of the following:

March 31, 2019
Lease term and discount rate
Remaining operating lease term	1.92
Discount rate	7.75%

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2019

NOTE 9 – RELATED PARTIES TRANSACTIONS (continued)

Purchases from related parties

During the three months ended March 31, 2019 and 2018, purchases from related parties were as follows:

	Three Months Ended March 31,
	2019	2018
Purchase of fuel, fishing nets and other on-board consumables
from Fuzhou Honglong Ocean Fishery Co., Ltd	$682,581	$596,988
From Zhiyan Lin	354	-
	682,935	596,988
Purchase of leasing
From Ping Lin	3,113	-
	3,113	-
Purchase of vessel maintenance service
From Huna Lin	398,982	-
	398,982	-

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2019

NOTE 10 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. At March 31, 2019 and December 31, 2018, short-term bank loans consisted of the following:

	March 31, 2019	December 31, 2018
Loan from Fujian Haixia Bank, due on November 14, 2019 with annual interest rate of 4.2870% at March 31, 2019, collateralized by Hong Long’s 5 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu	$714,000	$714,000
Loan from Fujian Haixia Bank, due on November 4, 2019 with annual interest rate of 6.9600% at March 31, 2019, collateralized by Hong Long’s 5 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%	4,455,335	4,371,139
	$5,169,335	$5,085,139

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2019

NOTE 10 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. At March 31, 2019 and December 31, 2018, long-term bank loans consisted of the following:

	March 31, 2019	December 31, 2018
Loan from The Export-Import Bank of China, due on various dates until August 28, 2020 with annual interest rate of 4.750% at March 31, 2019, guaranteed by guaranteed by Hong Long, Xinrong Zhuo and Ping Lin.	$8,910,670	$-
Loan from The Export-Import Bank of China, due on various dates until January 30, 2023 with annual interest rate of 4.900% at March 31, 2019 and December 31, 2018, guaranteed by Xinrong Zhuo and Ping Lin and collateralized by 2 fishing vessels and collateralized by two related parties’ investments in equity interest of one PRC local banks.	9,653,226	9,470,801
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.145% at March 31, 2019 and December 31, 2018, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 17 fishing vessels, the debt ratio of borrower should not be higher than 80%	7,054,281	6,920,970
Loan from The Export-Import Bank of China, due on various dates until March 28, 2025 with annual interest rate of 4.949% at March 31, 2019 and December 31, 2018, guaranteed by Hong Long, Xinrong Zhuo, Ping Lin and collateralized by 20 fishing vessels.	74,255,588	-
Loan from China Development Bank, due on various dates until July 30, 2026 with annual interest rate of 5.390% at March 31, 2019, guaranteed by Xinrong Zhuo, 11 fishing vessels and 6 Honglong’s fishing vessels, real estate of Mingguang Wanhao Property co., LTD., totaled area 22,123.50㎡, the debt ratio of borrower should not be higher than 80%	13,774,412	14,424,758
Total long-term bank loans	$113,648,177	$30,816,529
Less: current portion	(21,088,587)	(8,487,295)
Long-term bank loans, non-current portion	$92,559,590	$22,329,234

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending March 31,	Principal
2020	$21,088,587
2021	25,618,177
2022	15,296,651
2023	17,672,830
2024	16,113,463
Thereafter	17,858,469
$113,648,177
Less: current portion	(21,088,587)
Long-term liability	$92,559,590

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2019

NOTE 10 – BANK LOANS (continued)

The weighted average interest rate for short-term bank loans was approximately 6.7% and 5.1% for the three months ended March 31, 2019 and 2018, respectively.

The weighted average interest rate for long-term bank loans was approximately 5.2% and 5.1% for the three months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019 and 2018, interest expense related to bank loans amounted to $550,985 and $462,259, respectively, of which, $21,819 and nil was capitalized to construction-in-progress, respectively.

NOTE 11 – ACCRUED LIABILITIES AND OTHER PAYABLES

At March 31, 2019 and December 31, 2018, accrued liabilities and other payables consisted of the following:

	March 31, 2019	December 31, 2018
Accrued salaries and related benefits	$6,824,453	$5,734,177
Accrued interest due	113,146	62,243
Other	286,699	262,128
	$7,224,298	$6,058,548

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2019

NOTE 12 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At March 31, 2019 and December 31, 2018, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
Customer	2019	2018
A	22%	24%
B	16%	*
C	16%	*
D	12%	13%
E	10%	11%

*	less than 10%

Three customers accounted for 10% or more of the Company’s total outstanding accounts receivable at March 31, 2019 and December 31, 2018.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2019

NOTE 12 – CERTAIN RISKS AND CONCENTRATIONS (continued)

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
Supplier	2019	2018
A	67%	*
B	19%	33%
C	*	21%
D	*	18%

*	less than 10%

Two suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at March 31, 2019, accounted for 75.0% of the Company’s total outstanding accounts payable and accounts payable – related parties at March 31, 2019.

One supplier, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2018, accounted for 76.0% of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2018.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of March 31, 2019 and December 31, 2018, which have not been reflected in its consolidated financial statements.

Operating lease

See note 9 for related party operating lease commitment.

Rental payment and related administrative service charge

See note 9 for related party rental and related administrative service agreement commitment.

NOTE 14 – SUBSEQUENT EVENTS

On April 11, 2019, the Company received a loan of $17.82 million from The Export-Import Bank of China. The loan is due on September 30, 2020 with annual interest rate of 4.75%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Pingtan Marine Enterprise Ltd. for the three months ended March 31, 2019 and 2018 should be read in conjunction with the Pingtan Marine Enterprise Ltd. unaudited financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 15, 2019. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless otherwise indicated, references to the “Company,” “us” or “we” refer to Pingtan Marine Enterprise Ltd. and its subsidiaries. All amounts expressed below are in US dollars.

Overview

We are a marine enterprise group primarily engaging in ocean fishing through our operating subsidiary, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd., or Pingtan Fishing, which is organized in the People’s Republic of China (“PRC”). We harvest a variety of fish species with many of our owned vessels or licensed vessels for which we have exclusive operating license rights. These vessels are located within the Indian Exclusive Economic Zone (“EEZ”), the Arafura Sea of Indonesia and the international waters. We provide high quality seafood to a diverse group of customers including distributors, restaurant owners and exporters in the PRC.

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

On April 2, 2018, 27 vessels received approval from the MOA to operate in the international waters. After the modification and rebuilding project, 19 of the 27 new fishing vessels have been deployed to sea in November and December 2018, and the remaining 8 new fishing vessels set their sail towards the designated waters by the end of first quarter 2019.

In October 2018, we purchased 1 refrigerated transport vessel, which started the modification and rebuilding project. We expect the modification and rebuilding project to be completed in June 2019, and the transport vessel will be deployed to international waters in support of the 27 new fishing vessels.

In January 2019, 24 vessels received approval from the MOA to operate in the international waters of the Indian Ocean, North Pacific Ocean, Southeast Pacific and Southwest Atlantic Oceans including Argentina after completion of modification and rebuilding.

In the first quarter of 2019, the Company dismantled 1 transport vessel and deregistered 6 fishing vessels and applied to the MOA for building 7 new vessels. The MOA have already approved the modification and rebuilding of the dismantled transport vessel and it is now being rebuilt; approvals to the 6 deregistered fishing vessels are to be granted.

As of March 31, 2019, we own 66 trawlers, 26 squid jigging vessels, 13 drifters, 10 light luring seine vessels and 4 longline fishing vessels, have exclusive operating license rights to 20 drifters, and also have 2 transport vessels which are in the modification and rebuilding project. We are the second largest China-based fishery company operating its vessels outside of Chinese waters and our fleet has an average remaining useful life of approximately 15.7 years. All of our vessels are approved by the MOA and, to the extent required, licensed by foreign fishing territories where they operate, subject to any foreign government’s moratorium or any suspensions or revocations that apply to the vessels or local entities, as described below.

Among the 141 vessels, 12 are located in the Bay of Bengal in India; 37 are located in international waters; 13 have returned to China from the Democratic Republic of Timor-Leste due to the reason described above; 2 transport vessels are in the modification and rebuilding project, 24 vessels are in preparation for modification and rebuilding; 6 vessels are deregistered and is undergoing the application procedures for modification and rebuilding; the remaining 47 vessels were licensed by the MOA to operate in the Arafura Sea in Indonesia and 3 of them returned to China for maintenance in the first quarter of 2019. The vessels in Indonesian waters, however, are not in operation because the licenses are currently inactive due to either the moratorium discussed below, the revocation of the fishery business license of the local entity through which the vessels operate, or, with respect to 4 vessels, the revocation of the local fishing licenses.

We catch nearly 30 different species of fish including ribbon fish, croaker fish, Indian Ocean squid and chub mackerel. All of our catch is shipped back to China. We arrange chartered transportation ships to deliver frozen stocks to cold storage warehouses located in one of China’s largest seafood trading centers, Mawei Seafood Market in Fujian Province.

We derive our revenue primarily from the sale of frozen seafood products. We sell our products directly to customers, including distributors, restaurant owners and exporters. Most of our customers have long-term, cooperative relationships with us. Our existing customers also introduce new customers to us from time to time. In July 2017, we entered into an exclusive strategic cooperation agreement to sell our fish products directly to consumers online. Our operating results are subject to seasonal variations. Harvest volume is the highest in the fourth quarter of the year while harvest volumes in the second and third quarters are relatively low due to the spawn season of certain fish species, including ribbon fish, cuttlefish, pomfret, and squid. Based on past experiences, demand for seafood products is the highest from December to January, during Chinese New Year. We believe that our profitability and growth are dependent on the termination of the Indonesian moratorium discussed below or the redeployment of our vessels from Indonesian waters to other locations, our ability, and those with which we conduct business, to maintain effective licenses with local departments of fisheries, such as Indonesia and Timor-Leste, and our ability to expand our customer base.

Significant factors affecting our results of operations

●

The Indonesian government’s moratorium on local fishing licenses renewals: In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could combat illegal fishing and rectify ocean fishing order. In February 2015, we ceased all fishing operations in Indonesia. During the moratorium, PME was informed that fishing licenses of four vessels operated through PT. Avona, one of the local companies through which PME conducts business in Indonesia, and the fishery business license of PT. Dwikarya, the other local company through which PME conducts business in Indonesia, were revoked. As a result of and because license renewal was prohibited due to the general moratorium, all local fishing licenses of PME’s vessels in Indonesia are presently inactive.

Although, in November 2015, the Indonesian government announced that the moratorium had concluded, the MMAF has not implemented new fishing policies and resumed the license renewal process. We do not know when exactly licensing and renewal will resume. We have been paying close attention to any new trends in fishing policy and have been actively exploring other business operations and redeploying vessels to other locations. Since we previously derived a majority of our revenue from this area, this ban has caused a significant drop in our production and our financial results will continue to be adversely affected.

●	Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable government agencies. Our inability to obtain, or loss or denial of extensions to, any of our applicable licenses or permits could hamper our ability to generate revenue from our operations.

●	Resource & environmental factors: Our fishing expeditions are based in the Indian Exclusive Economic Zone, the international waters and the Arafura Sea of Indonesia. Any earthquake, tsunami, adverse weather or oceanic conditions or other calamities in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also impact our harvest volume.

●	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●	Competition: We engage in the business in the Indian Exclusive Economic Zone, the international waters, and the Arafura Sea of Indonesian. Competition within our designated fishing areas is not currently significant as the region is not overfished or regulated by government limits on the number of vessels that are allowed to fish in the territories; however, there is no guarantee that competition will not become more intense. Competition in the consumer market in China, however, is keen. We compete with other fishing companies that offer similar and varied products. There is significant demand for fish in the Chinese market. We believe our catch appeals to a wide segment of consumers because of the low price points of our products.

●	Fishing licenses: Each of our fishing vessels requires approval from the Ministry of Agriculture and Rural Affairs of the People’s Republic of China to carry out ocean fishing projects in international waters and foreign territories. These approvals are granted annually and are normally valid for a period of 12 months. When the inspection certificate of a vessel is valid for less than 12 months, the approval will be granted with the validity period equal to that indicated on the inspection certificate and will be extended to full validity period when new inspection certificate is issued. Different countries may have different policies for foreign cooperation in fisheries. Some countries require fishing licenses issued by the accessed country; some others may require establishment of a joint venture or sole proprietorship to obtain local licenses. During the Indonesian moratorium, we were informed that fishing licenses of four vessels operated through PT Avona, one of the local companies through which we conduct business in Indonesia, and the fishery business license of PT Dwikarya, the other local company through which we conduct business in Indonesia, were revoked. In September 2017, we were informed that the fishing licenses of the 13 vessels operating in the Indo-Pacific waters of Timor-Leste were suspended; and these vessels have returned to China for regular maintenance.

RESULTS OF OPERATIONS

Comparison of results of operations for the three months ended March 31, 2019 and 2018

Revenue

We recognize revenue from sales of frozen fish and other marine catches when persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed or determinable, and collection of the resulting receivable is reasonably assured.

With respect to the sales to third party customers, the majority of whom are sole proprietor regional wholesalers in the PRC, we recognize revenue when customers receive purchased goods at our cold storage warehouse, after payment is received or credit sale is approved for recurring customers who have a history of financial responsibility.

We do not offer promotional payments, customer coupons, rebates or other cash redemption offers to customers. We do not accept returns from customers. Deposits or advance payments from customers prior to delivery of goods are recorded as advances from customers.

For the three months ended March 31, 2019 and 2018, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended March 31, 2019
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$5,056	4,578,949	$1.10	27.4%
Ribbon fish	3,952	1,201,833	3.29	21.5%
Cuttle fish	2,250	405,768	5.54	12.2%
Croaker fish	1,432	639,488	2.24	7.8%
Indian squid	605	114,829	5.27	3.3%
Pomfret	595	52,213	11.40	3.2%
Others	4,534	1,749,866	2.59	24.6%
Total	$18,424	8,742,946	$2.11	100.0%

	Three Months Ended March 31, 2018
	Revenue	Volume (KG)	Average price	Percentage of revenue
Ribbon fish	$4,076	1,207,323	$3.38	37.5%
Croaker fish	3,166	1,127,546	2.81	29.1%
Peru squid	2,348	1,064,845	2.21	21.6%
Cuttle fish	240	42,406	5.66	2.2%
Sailfish	180	44,062	4.09	1.7%
Chub mackerel	171	181,647	0.94	1.6%
Others	703	250,833	2.80	6.3%
Total	$10,884	3,918,662	$2.78	100.0%

For the three months ended March 31, 2019, we had revenue of $18,424,209, as compared to revenue of $10,884,268 for the three months ended March 31, 2018, an increase of $7,539,941, or 69.3%. The increase was mainly attributable to more fishing vessels being deployed to international waters for operation. Sales volumes in the three months ended March 31, 2019 increased 123% to 8,742,946 kg from 3,918,662 kg in the three months ended March 31, 2018. Average unit sale price decreased 24% in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, which was primarily due to the different sales mix.

Cost of revenue

Our cost of revenue primarily consists of fuel cost, depreciation, direct labor cost, fishing vessels maintenance fees, other overhead costs, and reserve for inventories. Fuel cost, depreciation, and labor cost generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019			2018
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$8,543	59.6%	46.4%	$3,333	63.2%	30.6%
Labor cost	2,044	14.2%	11.1%	737	13.9%	6.8%
Depreciation	1,518	10.6%	8.2%	704	13.3%	6.5%
Freight	1,411	9.8%	7.7%	348	6.6%	3.2%
Spare parts	661	4.6%	3.6%	84	1.6%	0.8%
Maintenance fee	14	0.1%	0.1%	12	0.2%	0.1%
Others*	153	1.1%	0.8%	66	1.2%	0.6%
Total cost of revenue	$14,344	100.0%	77.9%	$5,284	100.0%	48.6%

*	Represents the reserve for inventories and the cost of foods onboard.

Cost of revenue for the three months ended March 31, 2019 was $14,343,558, representing an increase of $9,059,842 or 171.5%, as compared to $5,283,716 for the three months ended March 31, 2018, which was primarily due to the increased costs of more vessels in international waters.

Gross profit

Our gross profit is affected primarily by changes in production costs. Fuel cost, depreciation, and labor cost together account for about 84.4% and 90.4% of cost of revenue for the three months ended March 31, 2019 and 2018, respectively. The fluctuation of fuel price and change in depreciation may significantly affect our cost level and gross profit.

The following table sets forth information as to our revenue, cost of revenue, gross profit and gross margin for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Revenue	$18,424,209	$10,884,268
Cost of revenue	$14,343,558	$5,283,716
Gross profit	$4,080,651	$5,600,552
Gross margin	22.1%	51.5%

Gross profit for the three months ended March 31, 2019 was $4,080,651, representing a decrease of $1,519,901 or 27.1%, as compared to gross profit of $5,600,552 for the three months ended March 31, 2018 due to catching fishes, which have lower unit selling prices during the three months ended March 31, 2019.

Gross margin decreased to 22.1% for the three months ended March 31, 2019 from 51.5% for the three months ended March 31, 2018. As new fishing vessels are deployed in different waters of high seas, different catch mix led to a drop of average unit price by 24%, and more importantly, 8 of our first group of 27 modified and rebuilt fishing vessels set their sail towards the designated waters by the end of first quarter 2019, driving up the refueling cost and other related costs of revenue while no revenue generated because the vessels were not yet in operation in the reporting period, which primarily account for the decrease in gross margin.

Selling expense

Our selling expense mainly includes shipping and handling fees, insurance, customs clearance charge, storage fees and advertising expenses. Our sales activities are conducted through direct selling by our internal sales staff. Because of the strong demand for our products and services, we typically do not aggressively market and distribute our products.

Selling expense totaled $709,929 for the three months ended March 31, 2019, as compared to $481,451 for the three months ended March 31, 2018, an increase of $228,478 or 47.5%. Selling expense as a percentage of revenue for the three months ended March 31, 2019 decreased to 3.9% from 4.4% for the three months ended March 31, 2018, which was mainly attributable to the increase in sales revenue. Selling expense for the three months ended March 31, 2019 and 2018 consisted of the following:

	Three Months Ended March 31,
	2019	2018
Insurance	$449,183	$189,789
Shipping and handling fees	120,993	89,178
Storage fees	103,363	73,866
Customs clearance charge	33,057	69,605
Other	3,333	59,013
	$709,929	$481,451

●	For the three months ended March 31, 2019, insurance increased by $259,394, or 136.7%, as compared to the three months ended March 31, 2018. The change was mainly attributable to the different insured fishing vessels mix.

●	For the three months ended March 31, 2019, shipping and handling fees increased by $31,815, or 35.7%, as compared to the three months ended March 31, 2018. The change was mainly attributable to the number of deliveries from ports to the warehouse in China.

●	For the three months ended March 31, 2019, storage fees increased by $29,497, or 39.9%, as compared to the three months ended March 31, 2018. The increase was mainly attributable to larger warehouses were rented as more fish were delivered for inventory.

●	For the three months ended March 31, 2019, customs clearance charge decreased by $36,548, or 52.5%, as compared to the three months ended March 31, 2018. The change was mainly attributable to the numbers of customs declaration.

●	Other miscellaneous selling expense for the three months ended March 31, 2019 decreased by $55,680, or 94.4%, as compared to the three months ended March 31, 2018.

General and administrative expense

General and administrative expense totaled $4,817,551 for the three months ended March 31, 2019, as compared to $3,125,616 for the three months ended March 31, 2018, an increase of $1,691,935, or 54.1%. General and administrative expense for the three months ended March 31, 2019 and 2018 consisted of the following:

	Three Months Ended March 31,
	2019	2018
Impairment loss	$2,229,502	$-
Depreciation	1,222,161	1,566,019
Professional fees	643,547	540,366
Compensation and related benefits	375,280	551,923
Rent and related administrative service charge	136,408	117,626
Travel and entertainment	77,815	18,699
Bad debt expense	-	168,945
Other	132,838	162,038
	$4,817,551	$3,125,616

●	Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. In the first quarter of 2019, we dismantled 1 transport vessel and deregistered 6 fishing vessels and applied to the MOA for rebuilding 7 new vessels. As a result of the rebuilding projects, we assessed the recoverability of the 7 fishing vessels based on the undiscounted future cash flow that the fishing vessels are expected to generate as less than the carrying amount, and recognized an impairment loss of $2,229,502.

●	We recorded the depreciation in relation to vessels that are not operating as operation expense rather than cost of revenue. For the three months ended March 31, 2019, depreciation expense decreased by $343,858, or 22.0%, as compared to the three months ended March 31, 2018.

●	Professional fees, which primarily consist of legal fees, accounting fees, investor relations services charge, valuation service fees, consulting fees, and other fees associated with being a public company, for the three months ended March 31, 2019, increased by $103,181, or 19.1%, as compared to the three months ended March 31, 2018. The increase was primarily attributable to an increase in accounting fees of approximately $218,000, partially offset by a decrease in consulting fees of approximately $82,000 and a decrease in legal fees of approximately $35,000.

●	Compensation and related benefits decreased by $176,643, or 32.0%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease was mainly attributable to booking the salaries of the crews that are not in operation in East Timor into G&A expenses of approximately $147,000 in the first quarter of 2018, and we have no such costs during the first quarter of 2019 as these non-operation vessels shipped back to China.

●	Rent and related administrative service charge increased by $18,782, or 16.0% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

●	For the three months ended March 31, 2019, travel and entertainment expense increased by $59,116, or 316.1%, as compared to the three months ended March 31, 2018. The increase was mainly attributable to an increase in entertainment expense of approximately $58,000.

●	For the three months ended March 31, 2019, we have not recorded any bad debt expense as compared to $168,945 for the three months ended March 31, 2018. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●	Other general and administrative expense primarily consist of insurance, communication fees, office supply, miscellaneous taxes, bank service charge and NASDAQ listing fee. For the three months ended March 31, 2019, other general and administrative expense decreased slightly by $29,200, or 18.0%, as compared to the three months ended March 31, 2018.

Grant Income

The grant income mainly consists of an incentive granted by the Chinese government to encourage the development of the ocean fishing industry in order to satisfy the demand of natural seafood in China and other small miscellaneous grant income from the Chinese government. For the three months ended March 31, 2019, grant income decreased by $1,052,112, or 100.0% as compared to the three months ended March 31, 2018. We have not received grant income during the three months ended March 31, 2019 due to government's time schedule.

Loss on fixed assets disposal

Loss on fixed assets disposal represents the gain or loss on the disposal of fixed assets we recorded as it incurred. The loss on fixed assets disposal was nil and $2,181,455 for the three months ended March 31, 2019 and 2018, respectively. This was mainly due to 27 fishing vessels being dismantled for modification and rebuilding project in 2018.

(Loss) income from operations

As a result of the factors described above, for the three months ended March 31, 2019, loss from operations amounted to $1,446,829 as compared to income from operations amounted to $864,142 for the three months ended March 31, 2018, a change of $2,310,971, or 267.4%.

Other income/expense

Other income/expense mainly include interest income from bank deposits, interest expense generated from short-term and long-term bank borrowings, foreign currency transaction gain, and loss on equity method investment.

For the three months ended March 31, 2019, other expense, net, amounted to $521,510 as compared to other income, net, of $120,546 for the three months ended March 31, 2018, a change of $642,056, or 532.6%, which was primarily attributable to a decrease in interest income of approximately $17,000, an increase in interest expenses of approximately $67,000, a decrease in foreign currency transaction gain of approximately $484,000 and an increase in loss on equity method investment of approximately $100,000, offset by an increase in other income of approximately $26,000.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the three months ended March 31, 2019 and 2018.

Net (loss) income

As a result of the factors described above, our net loss was $1,968,339 for the three months ended March 31, 2019, compared to net income of $984,688 for the three months ended March 31, 2018, a decrease of $2,953,027 or 299.9%. A non-recurring, non-cash impairment loss of $2.229,502 was recorded due to the modification and rebuilding project of 7 vessels.

Net (loss) income attributable to owners of the Company

The net loss attributable to owners of the Company was $1,887,239, or $0.02 per ordinary share (basic and diluted), for the three months ended March 31, 2019, compared to net income attributable to owners of the Company of $872,293, or $0.01 per ordinary share (basic and diluted), for the three months ended March 31, 2018, a change of $2,759,532 or 316.4%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $2,899,349 for the three months ended March 31, 2019, as compared to $5,603,908 for the three months ended March 31, 2018. This non-cash gain had the effect of increasing/decreasing our reported comprehensive income/loss.

Comprehensive income

As a result of our foreign currency translation adjustment, we had comprehensive income for the three months ended March 31, 2019 of $931,010, compared to comprehensive income of $6,588,596 for the three months ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government grants as the government incentive for encouraging development of ocean fishing industry. At March 31, 2019 and December 31, 2018, we had cash balances of approximately $76,893,321 and $1,966,855, respectively. The significant portion of these funds are located in financial institutions located in the PRC and will continue to be indefinitely reinvested in our operations in the PRC.

The following table sets forth a summary of changes in our working capital from December 31, 2018 to March 31, 2019:

			December 31, 2018 to March 31, 2019
	March 31, 2019	December 31, 2018	Change	Percentage Change
Working capital surplus (deficit):
Total current assets	$99,321,505	$15,457,828	$83,863,677	542.5%
Total current liabilities	88,349,821	73,073,227	15,276,594	20.9%
Working capital surplus (deficit):	$10,971,684	$(57,615,399)	$68,587,083	119.0%

Our working capital surplus increased $68,587,083 to working capital surplus of $10,971,684 at March 31, 2019 from working capital deficit of $57,615,399 at December 31, 2018. This increase in working capital is primarily attributable to an increase in cash of approximately $74,926,000 as we received more long-term bank loans during the first quarter of 2019, an increase in accounts receivable, net of allowance for doubtful accounts, of approximately $938,000, an increase in inventories, net of reserve for inventories, of approximately $4,406,000 due to our business expansion resulting from more fishing vessels put in operations, an increase in other receivables of approximately $3,785,000, a decrease in accounts payable of approximately $9,746,000, and a decrease in accounts payable-related parties of approximately $257,000. These increases were partially offset by a decrease in prepaid expenses of approximately $192,000, an increase in short-term bank loans of approximately $84,000, a significant increase in long-term bank loans - current portion approximately of $12,601,000, an increase in accrued liabilities and other payables of approximately $1,166,000, an increase in lease liability of approximately $691,000 due to the adaptation of ASU 2016-02, and an increase due to related parties of approximately $10,738,000 due to the increase in the advance from Honglong and Xinrong Zhuo for working capital purposes.

Because the exchange rate conversion is different for consolidated balance sheets and consolidated statements of cash flows, the changes in assets and liabilities reflected on consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on consolidated balance sheets.

Cash flows for the three months ended March 31, 2019 compared to the three months ended March 31, 2018

The following summarizes the key components of our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$10,390,185	$4,919,711
Net cash used in investing activities	(23,551,607)	-
Net cash provided by (used in) financing activities	87,610,178	(3,943,415)
Effect of exchange rate on cash	477,710	(204,936)
Net increase in cash	$74,926,466	$771,360

Net cash flow provided by operating activities was $10,390,185 for the three months ended March 31, 2019 as compared to net cash provided by operating activities of $4,919,711 for the three months ended March 31, 2018, an increase of $5,470,474.

●

Net cash flow provided by operating activities for the three months ended March 31, 2019 primarily reflected our net loss of approximately $1,968,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $2,740,000, an increase in reserve for inventories of approximately $213,000, loss on equity method investment of approximately $111,000 and impairment loss of fishing vessels of approximately $2,230,000, and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of approximately $391,000, a decrease on other receivables of approximately $592,000, an increase in accounts payable of approximately $5,445,000, an increase in accrued liabilities and other payables of approximately $951,000 and an increase due to related parties of approximately $5,223,000 due to the increase in the advance from Honglong and Xinrong Zhuo for working capital purposes, offset by an increase in accounts receivable of approximately $815,000, an increase in inventories of approximately $4,499,000 due to our business expansion resulting from more fishing vessels put in operations and a decrease in accounts payable-related parties of approximately $319,000.

●	Net cash flow provided by operating activities for the three months ended March 31, 2018 primarily reflected our net income of approximately $985,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $2,433,000, increase in allowance for doubtful accounts of approximately $169,000, loss on disposal of fixed assets of approximately $2,181,000 and loss on equity method investment of approximately $11,000, and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of approximately $114,000, a decrease in accounts receivable of approximately $207,000, an increase in accounts payable of approximately $3,009,000, offset by an increase in inventories of approximately $1,795,000 due to our business expansion resulting from more fishing vessels put in operations, a decrease in accrued liabilities and other payables of approximately $1,201,000, and a decrease in accounts payable- related parties of approximately $596,000.

Net cash flow used in investing activities was $23,551,607 for the three months ended March 31, 2019 as compared to nil for the three months ended March 31, 2018. During the three months ended March 31, 2019, we made payments for purchase of property, plant and equipment of approximately $21,353,000, made payments for purchase of intangible assets of approximately $4,358,000, offset by proceeds from government grants for fishing vessels construction of approximately $2,159,000.

Net cash flow provided by financing activities was $87,610,178 for the three months ended March 31, 2019 as compared to net cash flow used in financing activities of $3,943,415 for the three months ended March 31, 2018. During the three months ended March 31, 2019, we received long-term bank loans of approximately of $83,002,000, and received advances from related parties of approximately $5,534,000, offset by the repayments of long-term bank loans of approximately $926,000. During the three months ended March 31, 2018, we received advances from related parties of approximately $1,847,000, offset by the repayments of short-term bank loans of approximately $5,000,000, and cash used for dividend payments of approximately $791,000.

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

The following tables summarize our contractual obligations as of March 31, 2019 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$4	$4	$-	$-	$-
Short-term bank loans (1)	5,169	5,169	-	-	-
Office lease obligation	738	385	353	-	-
Long-term bank loans	113,648	21,089	40,915	33,786	17,858
Total	$119,559	$26,647	$41,268	$33,786	$17,858

(1)	Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

Off-balance sheet arrangements

None.

Recent Adopted Accounting Standards

Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease and lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption.

Effective January 1, 2019, we have adopted the new standard using the modified retrospective approach and implemented internal controls to enable the preparation of financial information upon adoption. We elected to adopt both the transition relief provided in ASU 2018-11 and the package of practical expedients which allowed us, among other things, to retain historical lease classifications and accounting for any leases that existed prior to adoption of the standard. Additionally, we elected the practical expedients allowing us not to separate lease and non-lease components and not record leases with an initial term of twelve months or less (“short-term leases”) on the balance sheet across all existing asset classes.

Adoption of the new standard resulted in the recording of right use asset and lease liability of $0.77 million as of January 1, 2019, which primarily relates to our corporate office leases. The standard did not materially impact our condensed consolidated statements of operations or cash flows. Adopting the new standard did not have a material impact on the accounting for leases under which we are the lessee.

Recent accounting pronouncements

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We do not expect the adoption of ASU 2018-02 to have a material impact on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity price risk

Oil costs account for approximately 59.6% of our total cost of revenue for the three months ended March 31, 2019. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at March 31, 2019 and did not employ any commodity price derivatives in the three months ended March 31, 2019.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would decrease (increase) our comprehensive gain by $9,000 for the three months ended March 31, 2019 based on our revenue, costs and expenses, and assets and liabilities denominated in RMB as of March 31, 2019. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $118.8 million at March 31, 2019. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our interest on our borrowings by approximately $5,000. The potential change in interest amount is calculated based on the change in the interest amount over a one year period due to an immediate 100 basis point change in interest rates.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2019, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to material weakness) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of legal proceedings, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 15, 2019.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 15, 2019.

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: May 9, 2019	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer (Principal Financial and Accounting Officer)