Form 10-Q
period 2019-06-30
Pingtan Marine Enterprise Ltd.
filed 2019-08-09
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2019, the outstanding number of the registrant’s ordinary shares, par value $0.001 per share, was 79,055,053.

PINGTAN MARINE ENTERPRISE LTD.

FORM 10-Q

June 30, 2019

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,173,279	$1,966,855
Accounts receivable, net of allowance for doubtful accounts	8,716,346	6,307,492
Due from related parties	28,286,500	-
Inventories, net of reserve for inventories	8,576,940	5,840,207
Prepaid expenses	4,641,386	644,824
Other receivables	4,340,682	698,450

Total Current Assets	57,735,133	15,457,828

OTHER ASSETS:
Cost method investment	3,054,679	3,059,797
Equity method investment	28,589,643	28,872,521
Right-of-use asset	784,411	-
Property, plant and equipment, net	271,426,858	199,571,425

Total Other Assets	303,855,591	231,503,743

Total Assets	$361,590,724	$246,961,571
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$56,640,127	$30,642,125
Accounts payable - related parties	382,936	3,244,843
Short-term bank loans	5,077,827	5,085,139
Long-term bank loans - current portion	22,182,786	8,487,295
Accrued liabilities and other payables	8,586,061	6,058,548
Lease liability	432,970	-
Due to related parties	10,677,834	19,555,277

Total Current Liabilities	103,980,541	73,073,227

OTHER LIABILITIES:
Lease liability	312,038	-
Long-term bank loans - non-current portion	102,840,851	22,329,234
Total Other Liabilities	103,152,889	22,329,234

Total Liabilities	$207,133,430	$95,402,461
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at June 30, 2019 and December 31, 2018)	79,055	79,055
Additional paid-in capital	81,682,599	81,682,599
Retained earnings	52,284,874	49,593,069
Statutory reserve	14,760,112	14,760,112
Accumulated other comprehensive loss	(13,576,052)	(13,448,047)
Total equity attributable to owners of the company	135,230,588	132,666,788
Non-controlling interest	19,226,706	18,892,322

Total Shareholders’ Equity	154,457,294	151,559,110

Total Liabilities and Shareholders’ Equity	$361,590,724	$246,961,571

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)

(IN U.S. DOLLARS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

REVENUE	$25,463,094	$13,606,170	$43,887,303	$24,490,438

COST OF REVENUE	16,196,280	6,650,634	30,539,838	11,934,350

GROSS PROFIT	9,266,814	6,955,536	13,347,465	12,556,088

OPERATING EXPENSES:
Selling	535,276	380,350	1,245,205	861,801
General and administrative	1,365,250	1,521,671	4,960,640	3,081,268
General and administrative - depreciation	749,056	1,479,214	1,971,217	3,045,233
Grant income	-	-	-	(1,052,112)
Loss (gain) on fixed assets disposal	166,152	(2,705)	166,152	2,178,750

Total Operating Expenses	2,815,734	3,378,530	8,343,214	8,114,940

INCOME FROM OPERATIONS	6,451,080	3,577,006	5,004,251	4,441,148

OTHER INCOME (EXPENSE):
Interest income	17,773	14,768	20,289	34,532
Interest expense	(1,598,082)	(195,309)	(2,127,247)	(657,568)
Foreign currency transaction (loss) gain	(139,715)	(407,777)	(49,631)	166,215
Gain from cost method investment	347,651	397,420	347,651	397,420
Loss on equity method investment	(271,227)	(50,164)	(381,843)	(61,115)
Other income (expense)	226,487	(685)	252,158	(685)

Total Other Expense, net	(1,417,113)	(241,747)	(1,938,623)	(121,201)

INCOME BEFORE INCOME TAXES	5,033,967	3,335,259	3,065,628	4,319,947

INCOME TAXES	-	-	-	-

NET INCOME	$5,033,967	$3,335,259	$3,065,628	$4,319,947

LESS: NET INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	454,923	389,775	373,823	502,170

NET INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$4,579,044	$2,945,484	$2,691,805	$3,817,777

COMPREHENSIVE INCOME (LOSS):
NET INCOME	5,033,967	3,335,259	3,065,628	4,319,947
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation loss	(3,066,793)	(7,654,890)	(167,444)	(2,050,982)
COMPREHENSIVE INCOME (LOSS)	$1,967,174	$(4,319,631)	$2,898,184	$2,268,965
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	209,407	(222,538)	334,384	338,071
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO OWNERS OF THE COMPANY	$1,757,767	$(4,097,093)	$2,563,800	$1,930,894

NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$0.06	$0.04	$0.03	$0.05

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31 AND JUNE 30, 2019

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
						Accumulated
	Ordinary Shares		Additional			Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders’
	Shares	Amount	Capital	Earnings	Reserve	Loss	Interest	Equity

Balance, December 31, 2018	79,055,053	$79,055	$81,682,599	$49,593,069	$14,760,112	$(13,448,047)	$18,892,322	$151,559,110

Net loss	-	-	-	(1,887,239)	-	-	(81,100)	(1,968,339)

Dividend declared	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	2,693,272	206,077	2,899,349

Balance, March 31, 2019 (Unaudited)	79,055,053	$79,055	$81,682,599	$47,705,830	$14,760,112	$(10,754,775)	$19,017,299	$152,490,120

Net income	-	-	-	4,579,044	-	-	454,923	5,033,967

Dividend declared	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	(2,821,277)	(245,516)	(3,066,793)

Balance, June 30, 2019 (Unaudited)	79,055,053	$79,055	$81,682,599	$52,284,874	$14,760,112	$(13,576,052)	$19,226,706	$154,457,294

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31 AND JUNE 30, 2018

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
						Accumulated
	Ordinary Shares		Additional			Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders’
	Shares	Amount	Capital	Earnings	Reserve	Loss	Interest	Equity

Balance, December 31, 2017	79,055,053	$79,055	$81,682,599	$40,349,189	$12,978,343	$(5,731,889)	$18,147,859	$147,505,156

Net income	-	-	-	872,293	-	-	112,395	984,688

Dividend declared	-	-	-	(790,551)	-	-	-	(790,551)

Foreign currency translation adjustment	-	-	-	-	-	5,155,694	448,214	5,603,908

Balance, March 31, 2018 (Unaudited)	79,055,053	$79,055	$81,682,599	$40,430,931	$12,978,343	$(576,195)	$18,708,468	$153,303,201

Net income	-	-	-	2,945,484	-	-	389,775	3,335,259

Dividend declared	-	-	-	(790,550)	-	-	-	(790,550)

Foreign currency translation adjustment	-	-	-	-	-	(7,042,577)	(612,313)	(7,654,890)

Balance, June 30, 2018 (Unaudited)	79,055,053	$79,055	$81,682,599	$42,585,865	$12,978,343	$(7,618,772)	$18,485,930	$148,193,020

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,065,628	$4,319,947
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	5,071,259	4,762,731
Decrease in allowance for doubtful accounts	-	(40,412)
(Decrease) increase in reserve for inventories	(358,040)	59,293
Loss on equity method investment	381,843	61,115
Loss on disposal of fixed assets	-	2,178,750
Impairment loss of fishing vessels	2,475,442	-
Changes in operating assets and liabilities:
Accounts receivable	(2,452,909)	2,542,265
Inventories	(2,426,497)	(2,694,938)
Prepaid expenses	2,569	(763,537)
Other receivables	(375,533)	165,932
Other receivables - related party	(20,230)	-
Accounts payable	1,973,993	(1,260,101)
Accounts payable - related parties	(2,896,036)	(553,347)
Accrued liabilities and other payables	2,572,773	(1,013,530)
Accrued liabilities and other payables - related party	(1,290)	-
Due to related parties	1,221,527	4,075,326

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,234,499	11,839,494

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(59,984,190)	(6,157,014)
Proceeds from government grants for fishing vessels construction	3,623,171	2,286,575
Deposit for purchase of land use right	(7,373,762)	-

NET CASH USED IN INVESTING ACTIVITIES	(63,734,781)	(3,870,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term bank loans	-	(8,500,000)
Proceeds from long-term bank loans	100,283,152	-
Repayments of long-term bank loans	(4,719,207)	(3,060,696)
Due to related parties	(10,220,387)	2,991,809
Due from related parties	(28,678,209)	-
Payments made for dividend	-	(1,581,101)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	56,665,349	(10,149,988)

EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	41,357	(178,341)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,206,424	(2,359,274)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - beginning of period	1,966,855	3,826,727

CASH, CASH EQUIVALENTS AND RESTRICTED - end of period	$3,173,279	$1,467,453

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,095,373	$423,528
Income taxes	$-	$-

RECONCILIATION TO AMOUNTS ON CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	3,173,279	1,467,453
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$3,173,279	$1,467,453
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$-	$11,873,429
Property and equipment acquired on credit as payable	$24,435,995	12,968,879

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2019

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

On October 24, 2012, CGEI and China Dredging Group Co., Ltd (“CDGC” or “China Dredging”) entered into a Merger Agreement providing for the combination of CGEI and CDGC and on October 24, 2012, CGEI also acquired all of the outstanding capital shares and other equity interests of Merchant Supreme Co., Ltd. (“Merchant Supreme”), a company incorporated on June 25, 2012, in British Virgin Islands (“BVI”), as per a Share Purchase Agreement. On February 25, 2013, the merger between the Company, CDGC and Merchant Supreme became effective and has been accounted for as a “reverse merger” and recapitalization since the common shareholders of CDGC and Merchant Supreme (i) owned a majority of the outstanding ordinary shares of the Company immediately following the completion of the transaction, and (ii) have significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity. In accordance with the provision of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 805-40, CDGC and Merchant Supreme are deemed the accounting acquirers and the Company is the legal acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of the Company. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of CDGC, Merchant Supreme and their subsidiaries and are recorded at the historical cost basis. The Company’s assets, liabilities and results of operations were consolidated with the assets, liabilities and results of operations of CDGC, Merchant Supreme and their subsidiaries subsequent to the acquisition date of February 25, 2013. Following the completion of the business combination which became effective on February 25, 2013, CDGC and Merchant Supreme became the wholly-owned subsidiaries of the Company. The ordinary shares, par value $0.001 per share, are listed on The NASDAQ Capital Market under the symbol “PME”.

In order to place increased focus on the fishing business and pursue more effective growth opportunities, the Company decided to exit and sell the specialized dredging services operated by China Dredging. The Company completed the sale of CDGC and its subsidiaries on December 4, 2013.

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

(IN U.S. DOLLARS)
JUNE 30, 2019

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries, which are included in these consolidated financial statements as of June 30, 2019, are as follows:

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
JUNE 30, 2019

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Fujian Heyue, through its PRC subsidiary, Pingtan Fishing, engages in ocean fishing with its owned and controlled vessels within the Indian Exclusive Economic Zone, the international waters and Arafura Sea of Indonesia.

The Company had a working capital deficit of $46,245,408 as of June 30, 2019. In order to mitigate its liquidity risk, the Company plans to rely on the proceeds from loans from banks and/or financial institutions to increase working capital in order to meet capital demands. In addition, Mr. Zhuo, the Chief Executive Officer and Chairman of the Board, will continue to provide financial support to the Company when necessary.

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

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three and six months ended June 30, 2019 and 2018 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and Hong Kong and none of these deposits are covered by insurance. At June 30, 2019 and December 31, 2018, cash balances in the PRC were $2,537,510 and $1,957,605, respectively, and cash balances in Hong Kong were $635,769 and $9,250, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, inventories, advances to suppliers, prepaid expenses, prepaid expenses – related party, other receivables, other receivables – related party, accounts payable, accounts payable – related parties, bank loans, accrued liabilities and other payables, accrued liabilities and other payables – related party, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. As of June 30, 2019, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term bank borrowings that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of June 30, 2019. As of June 30, 2019, the Company does not have any Level 3 financial instruments.

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
JUNE 30, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At June 30, 2019 and December 31, 2018, the Company has determined not to establish an allowance for doubtful accounts based on a review of its outstanding balances.

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

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. At June 30, 2019 and December 31, 2018, the Company recorded a reserve for inventories in the amount of $60,052 and $413,893, respectively.

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales and estimated current and future market value.

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
JUNE 30, 2019

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

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $86,000 and $200,873 for the three months ended June 30, 2019 and 2018, respectively, in the fishing vessels under construction. The Company capitalized interest of $107,819 and $200,873 for the six months ended June 30, 2019 and 2018, respectively, in the fishing vessels under construction.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recognized impairment loss of $245,940 and nil for the three months ended June 30, 2019 and 2018, respectively. The Company recognized impairment loss of $2,475,442 and nil for the six months ended June 30, 2019 and 2018, respectively.

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

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of June 30, 2019 and December 31, 2018.

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
JUNE 30, 2019

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
JUNE 30, 2019

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

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of June 30, 2019 and December 31, 2018, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and totaled $92,585 and $201,654 for the three months ended June 30, 2019 and 2018, respectively. Shipping and handling costs totaled $213,578 and $290,832 for the six months ended June 30, 2019 and 2018, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $611,472 and $168,473 for the three months ended June 30, 2019 and 2018, respectively. Employee benefit costs totaled $1,216,354 and $254,977 for the six months ended June 30, 2019 and 2018, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing is the Chinese Renminbi (“RMB”). For the subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2019 and 2018 was $41,356 and $(178,341), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at June 30, 2019 and December 31, 2018 were translated at 6.8747 RMB to $1.00 and at 6.8632 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the six months ended June 30, 2019 and 2018 were 6.7808 RMB and 6.3711 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income available to owners of the company for basic and diluted net income per share of ordinary stock	$4,579,044	$2,945,484	$2,691,805	$3,817,777
Weighted average ordinary stock outstanding - basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053
Net income per ordinary share attributable to owners of the Company - basic and diluted	$0.06	$0.04	$0.03	$0.05

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of June 30, 2019, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 included net income and unrealized gain from foreign currency translation adjustments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2019 and December 31, 2018. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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
JUNE 30, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit, economic and political risks (continued)

According to the sale agreement signed on December 4, 2013, the Company does not own 20 fishing vessels but has the operating rights to operate these vessels which are owned by a related company, Fuzhou Honglong Ocean Fishery Co., Ltd (“Hong Long”) and the Company is entitled to 100% of net profit (loss) of the vessels. The Company has latitude in establishing price and discretion in supplier selection. There were no economic risks associated with the operating rights but the Company may need to bear the operation risks and credit risks as aforementioned.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2019

NOTE 3 – ACCOUNTS RECEIVABLE

At June 30, 2019 and December 31, 2018, accounts receivable consisted of the following:

	June 30, 2019	December 31, 2018
Accounts receivable	$8,716,346	$6,307,492
Less: allowance for doubtful accounts	-	-
	$8,716,346	$6,307,492

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of an individual balance.

NOTE 4 – INVENTORIES

At June 30, 2019 and December 31, 2018, inventories consisted of the following:

	June 30, 2019	December 31, 2018
Frozen fish and marine catches in warehouse	$8,127,260	$5,910,381
Frozen fish and marine catches work in progress	509,732	-
Frozen fish and marine catches in transit	-	343,719
	8,636,992	6,254,100
Less: reserve for inventories	(60,052)	(413,893)
	$8,576,940	$5,840,207

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates.

NOTE 5 – OTHER RECEIVABLES

At June 30, 2019 and December 31, 2018, other receivables consisted of the following:

	June 30, 2019	December 31, 2018
Security deposit	$3,899,204	$75,000
Other	441,478	623,450
	$4,340,682	$698,450

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2019

NOTE 6 – COST METHOD INVESTMENT

At June 30, 2019 and December 31, 2018, cost method investment amounted to $3,054,679 and $3,059,797, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.1 million) to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8% investment in the total equity investment of the bank as of June 30, 2019 and December 31, 2018.

In according to ASC 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of June 30, 2019 and December 31, 2018.

NOTE 7 – EQUITY METHOD INVESTMENT

At June 30, 2019 and December 31, 2018, equity method investment amounted to $28,589,643 and $28,872,521, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. In April 2017, these two companies sold their shares to another unrelated party, Zhen Lin. As of June 30, 2019, Pingtan Fishing and Zhen Lin accounted for 20% and 80% of the total ownership, respectively.

Global Deep Ocean will process, cold storage, and transport deep ocean fishing products. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $145.5 million) and as of June 30, 2019, Pingtan Fishing had contributed its share of registered capital of RMB 200 million (approximately $29.1 million).

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three months ended June 30, 2019 and 2018, the Company’s share of Global Deep Ocean’s net loss was $1,078,523 and $50,164, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income. For the six months ended June 30, 2019 and 2018, the Company’s share of Global Deep Ocean’s net loss was $1,189,139 and $61,115, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2019

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2019 and December 31, 2018, property, plant and equipment consisted of the following:

	Useful life	June 30, 2019	December 31, 2018
Fishing vessels	10 - 20 Years	$234,087,116	$203,057,291
Vehicles	5 Years	22,149	22,186
Office and other equipment	3 – 5 Years	433,460	423,259
Construction-in-progress	-	76,980,413	31,044,006
		311,523,138	234,546,742
Less: accumulated depreciation		(40,096,280)	(34,975,317)
		$271,426,858	$199,571,425

For the three months ended June 30, 2019 and 2018, depreciation expense amounted to $2,331,141 and $2,329,605, respectively, of which $1,582,085 and $805,767, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively. For the six months ended June 30, 2019 and 2018, depreciation expense amounted to $5,071,259 and $4,762,731, respectively, of which $3,100,042 and $1,619,573, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

At June 30, 2019 and December 31, 2018, the Company had 39 and 19 fishing vessels with net carrying amount of approximately $111.2 million and $35.3 million, respectively, pledged as collateral for its bank loans.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2019

NOTE 9 – RELATED PARTIES TRANSACTIONS

Due from related party

At June 30, 2019 and December 31, 2018, the due from related party amount consisted of the following:

	June 30, 2019	December 31, 2018
Due from related party-Honglong	$28,286,500	$-

Accounts payable - related parties

At June 30, 2019 and December 31, 2018, accounts payable - related parties consisted of the following:

Name of related party	June 30, 2019	December 31, 2018
Hong Long (1)	$-	$2,007,768
Huna Lin	382,936	-
Hong Fa Shipping Limited (2)	-	1,231,692
Zhiyan Lin	-	4,363
Ping Lin	-	1,020
	$382,936	$3,244,843

(1)	Hong Long is an affiliate company majority owned by an immediate family member of the Company’s CEO.

(2)	An entity controlled by the Company’s CEO.

These accounts payable – related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

Due to related parties

At June 30, 2019 and December 31, 2018, the due to related parties amount consisted of the following:

	June 30, 2019	December 31, 2018
Accrued compensation for Roy Yu, Chief Financial Officer	$20,000	$20,000
Accrued compensation for Xinrong Zhuo	3,328	3,320
Advance from Xinrong Zhuo, Chief Executive Officer	10,654,506	9,432,987
Due to related party-Honglong	-	10,098,970
	$10,677,834	$19,555,277

The advance from Xinrong Zhuo, the Company’s Chief Executive Officer, is for working capital purposes and short-term in nature, non-interest bearing, unsecured and payable on demand.

Operating lease

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the annual rent is RMB 84,000 (approximately $12,400) and the renewed Office Lease expires on July 31, 2021.

For the three months ended June 30, 2019 and 2018, rent expense related to the Office Lease amounted to $3,081 and $3,292, respectively. For the six months ended June 30, 2019 and 2018, rent expense related to the Office Lease amounted to $6,194 and $6,592, respectively. Future minimum rental payment required under the Office Lease is as follows:

Twelve-month period Ending June 30:	Amount
2020	$12,388

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2019

NOTE 9 – RELATED PARTIES TRANSACTIONS (continued)

Rental and related administrative service agreement

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company to use a portion of the premises located in Hong Kong as office space and provided related administrative services (the “Service Agreement”). Pursuant to the Service Agreement, the monthly payments are HK$298,500 (approximately $38,000) and the Service Agreement expired on December 31, 2017. On January 1, 2018, the Service Agreement was renewed to February 28, 2018 under the same conditions. On March 1, 2018, the Company entered into a lease agreement directly with the landlord under the same conditions that expires on February 28, 2021.

For the three months ended June 30, 2019 and 2018, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $114,192 and $114,176, respectively. For the six months ended June 30, 2019 and 2018, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $228,359 and $228,502, respectively.

As of June 30, 2019, future minimum lease payments on operating leases were as follows

June 30, 2019
Maturity of lease liabilities
2019	$192,682
2020	385,363
2021	32,114
Total minimum lease payments	$610,159
Imputed interest	(25,298)
Present value of minimum lease payments	$584,861

The remaining lease terms (in years) and discount rates consisted of the following:

June 30, 2019
Lease term and discount rate
Remaining operating lease term	1.67
Discount rate	5.13%

Purchases from related parties

During the three and six months ended June 30, 2019 and 2018 purchases from related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Purchase of fuel, fishing nets and other on board consumables
from Hong Fa Shipping Limited	$-	$63,507	$-	$63,507
from Zhiyan Lin	190	770	544	1,973
from Fuzhou Honglong Ocean Fishery Co., Ltd.	1,986,605	-	2,669,186	577,649
	1,986,795	64,277	2,669,730	643,129
Purchase of leasing
from Ping Lin	3,081	-	6,194	-
	3,081	-	6,194	-
Purchase of vessel maintenance service, docking and freight
from Huna Lin	7,585	-	406,567	-
	$7,585	$-	$406,567	$-

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2019

NOTE 10 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. At June 30, 2019 and December 31, 2018, short-term bank loans consisted of the following:

	June 30, 2019	December 31, 2018
Loan from Fujian Haixia Bank, due on November 14, 2019 with annual interest rate of 4.2870% at June 30, 2019, collateralized by Hong Long’s 5 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu	$714,000	$714,000
Loan from Fujian Haixia Bank, due on November 4, 2019 with annual interest rate of 6.9600% at June 30, 2019, collateralized by Hong Long’s 5 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%	4,363,827	4,371,139
	$5,077,827	$5,085,139

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. At June 30, 2019 and December 31, 2018, long-term bank loans consisted of the following:

	June 30, 2019	December 31, 2018
Loan from The Export-Import Bank of China, due on various dates until August 28, 2020 with annual interest rate of 4.750% at June 30, 2019, guaranteed by Hong Long, Xinrong Zhuo and Ping Lin.	$8,727,654	$-
Loan from The Export-Import Bank of China, due on various dates until January 30, 2023 with annual interest rate of 4.900% at June 30, 2019 and December 31, 2018, guaranteed by Xinrong Zhuo and Ping Lin and collateralized by 2 fishing vessels and collateralized by two related parties’ investments in equity interest of one PRC local banks.	7,273,045	9,470,801
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.145% at June 30, 2019 and December 31, 2018, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 17 fishing vessels, the debt ratio of borrower should not be higher than 80%	6,254,818	6,920,970
Loan from The Export-Import Bank of China, due on various dates until March 28, 2025 with annual interest rate of 4.949% at June 30, 2019 and December 31, 2018, guaranteed by Hong Long, Xinrong Zhuo, Ping Lin and collateralized by 20 fishing vessels.	72,730,446	-
Loan from The Export-Import Bank of China, due on various dates until September 30, 2020 with annual interest rate of 4.750% at June 30, 2019, guaranteed by Hong Long, Xinrong Zhuo, Ping Lin and collateralized by equity investment of 67 million shares of Honglong in Xiamen International Bank. .	17,455,307	-
Loan from China Development Bank, due on various dates until July 30, 2026 with annual interest rate of 5.390% at June 30, 2019, guaranteed by Xinrong Zhuo, 11 fishing vessels and 6 Honglong’s fishing vessels, real estate of Mingguang Wanhao Property co., LTD., totaled area 22,123.50m2, the debt ratio of borrower should not be higher than 80%	12,582,367	14,424,758
Total long-term bank loans	$125,023,637	$30,816,529
Less: current portion	(22,182,786)	(8,487,295)
Long-term bank loans, non-current portion	$102,840,851	$22,329,234

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending June 30,	Principal
2020	$22,182,786
2021	38,910,789
2022	15,055,202
2023	16,509,811
2024	15,782,507
Thereafter	16,582,542
$125,023,637
Less: current portion	(22,182,786)
Long-term liability	$102,840,851

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2019

NOTE 10 – BANK LOANS (continued)

Long-term bank loans (continued)

The weighted average interest rate for short-term bank loans was approximately 6.6% and 5.3% for the six months ended June 30, 2019 and 2018, respectively.

The weighted average interest rate for long-term bank loans was approximately 5.0% and 5.1% for the six months ended June 30, 2019 and 2018, respectively.

For the three months ended June 30, 2019 and 2018, interest expense related to bank loans amounted to $1,684,081 and $396,183, respectively, of which, $163,934 and $200,873 was capitalized to construction-in-progress, respectively. For the six months ended June 30, 2019 and 2018, interest expense related to bank loans amounted to $2,235,066 and $858,442, respectively, of which, $185,753 and $200,873 was capitalized to construction-in-progress, respectively.

NOTE 11 – ACCRUED LIABILITIES AND OTHER PAYABLES

At June 30, 2019 and December 31, 2018, accrued liabilities and other payables consisted of the following:

	June 30, 2019	December 31, 2018
Accrued salaries and related benefits	$7,961,303	$5,734,177
Accrued interest due	199,924	62,243
Other	424,834	262,128
	$8,586,061	$6,058,548

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2019

NOTE 12 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At June 30, 2019 and December 31, 2018, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2019	2018	2019	2018
A	22%	20%	22%	22%
B	18%	*	17%	*
C	12%	18%	14%	13%
D	12%	10%	11%	11%

*	less than 10%

Four and three customers accounted for 10% or more of the Company’s total outstanding accounts receivable at June 30, 2019 and December 31, 2018, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2019

NOTE 12 – CERTAIN RISKS AND CONCENTRATIONS (continued)

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
Supplier	2019	2018	2019	2018
A	56%	31%	55%	32%

One supplier, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at June 30, 2019, accounted for 55.0% of the Company’s total outstanding accounts payable and accounts payable – related parties at June 30, 2019.

One supplier, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2018, accounted for 76.0% of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2018.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provide for severance payments to such employees upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of June 30, 2019 and December 31, 2018, which have not been reflected in its consolidated financial statements.

Operating lease

See note 9 for related party operating lease commitment.

Rental payment and related administrative service charge

See note 9 for related party rental and related administrative service agreement commitment.

NOTE 14 – SUBSEQUENT EVENTS

On July 16, 2019, the Company received subsidies of $4.7 million and $29.5 million for the development and utilization of international fishery resources and fishing vessels renewal and modernization from the Bureau of Fisheries of the Ministry of Agriculture and Rural Affairs, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Pingtan Marine Enterprise Ltd. for the three and six months ended June 30, 2019 and 2018 should be read in conjunction with the Pingtan Marine Enterprise Ltd. unaudited financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 15, 2019. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On December 4, 2013, in connection with the sale of China Dredging Group Co., Ltd (“CDGC” or “China Dredging”) to Fuzhou Honglong Ocean Fishery Co., Ltd (“Hong Long”), an affiliate company majority owned by a close family member of the Company’s CEO, we acquired 20-year operating license rights of 20 fishing drifters for the appraised fair market value of approximately $216.1 million, whereby we are entitled to 100% of the operations and net profits (losses) from the vessels for the term of the lease.

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

In October 2018, we purchased 1 refrigerated transport vessel, which started the modification and rebuilding project. The transport vessel finished renovation in June 2019 and will be deployed to international waters in support of the 27 new fishing vessels.

In January 2019, 24 vessels received approval from the MOA to operate in the international waters of the Indian Ocean, North Pacific Ocean, Southeast Pacific and Southwest Atlantic Oceans including Argentina after completion of modification and rebuilding.

In the first quarter of 2019, the Company dismantled 1 transport vessel and deregistered 6 fishing vessels and applied to the MOA for building 7 new vessels. The 6 fishing vessels, together with the 24 vessels received approval in January, will be rebuilding and modified into 15 squid jigging vessels and 15 seine vessels.

As of June 30, 2019, we own 36 trawlers, 26 squid jigging vessels, 13 drifters, 10 light luring seine vessels and 4 longline fishing vessels, and 1 transport vessel, have exclusive operating license rights to 20 drifters, and also have 15 squid jigging vessels, 15 seine vessels and 1 transport vessel which are in the modification and rebuilding project. We are the second largest China-based fishery company operating its vessels outside of Chinese waters and our fleet has an average remaining useful life of approximately 12.3 years. All of our vessels are approved by the MOA and, to the extent required, licensed by foreign fishing territories where they operate, subject to any foreign government’s moratorium or any suspensions or revocations that apply to the vessels or local entities, as described below.

Among the 141 vessels, 12 are located in the Bay of Bengal in India; 18 are located in international waters, 13 returned to China from international water due to fishing off season and 6 returned to China from international waters for routine maintenance; 13 have returned to China from the Democratic Republic of Timor-Leste due to the reason described above; 1 transport vessel has been completed and 31 vessels are in the modification and rebuilding project; and the remaining 47 vessels were licensed by the MOA to operate in the Arafura Sea in Indonesia and 16 of them returned to China for maintenance in the first half year of 2019. The vessels in Indonesian waters, however, are not in operation because the licenses are currently inactive due to either the moratorium discussed below, the revocation of the fishery business license of the local entity through which the vessels operate, or, with respect to 4 vessels, the revocation of the local fishing licenses.

We catch nearly 30 different species of fish including ribbon fish, croaker fish, Indian Ocean squid and cuttle fish. All of our catch is shipped back to China. We arrange chartered transportation ships to deliver frozen stocks to cold storage warehouses located in one of China’s largest seafood trading centers, Mawei Seafood Market in Fujian Province.

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

Significant factors affecting our results of operations

●

The Indonesian government’s moratorium on fishing licenses renewals: In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s MMAF could combat illegal fishing and rectify ocean fishing order. As a result, all licensed fishing vessels operating in the Indonesian waters have been informed by the Indonesian government to operate within strict guidelines and subsequently to cease operation, in order to avoid potential enforcement actions, such as boat seizures, by the Indonesian Navy. In February 2015, we ceased all fishing operations in Indonesia. During the moratorium, PME was informed that fishing licenses of 4 vessels operated through PT. Avona, one of the local companies through which PME conducts business in Indonesia, and the fishery business license of PT. Dwikarya, the other local company through which PME conducts business in Indonesia, were revoked. As a result and because license renewal was prohibited due to the general moratorium, all local fishing licenses of PME’s vessels in Indonesia are presently inactive. The MMAF has not yet restored license issuing or renewal process for vessels built abroad.

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

●	Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable government agencies. Our inability to obtain, or loss or denial of extensions to, any of our applicable licenses or permits could hamper our ability to generate revenue from our operations.

●	Resource & environmental factors: Our fishing expeditions are based in the Indian Exclusive Economic Zone, the international waters and the Arafura Sea of Indonesia. Any earthquake, tsunami, adverse weather or oceanic conditions, or other disasters in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also impact our harvest volume.

●	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●	Competition: We engage in the business in the Indian Exclusive Economic Zone, the international waters, and the Arafura Sea of Indonesian. Competition within our designated fishing areas is not currently significant as the region is not overfished or regulated by government limits on the number of vessels that are allowed to fish in the territories; however, there is no guarantee that competition will not become more intense. Competition in the consumer market in China, however, is keen. We compete with other fishing companies that offer similar and varied products. There is significant demand for fish in the Chinese market. We believe our catch appeals to a wide segment of consumers because of the low price points of our products.

●	Fishing licenses: Each of our fishing vessels requires approval from the MOA to carry out ocean fishing projects in international waters and foreign territories. These approvals are granted annually and are normally valid for a period of 12 months. When the inspection certificate of a vessel is valid for less than 12 months, the approval will be granted with the validity period equal to that indicated on the inspection certificate and will be extended to full validity period when new inspection certificate is issued. Different countries may have different policies for foreign cooperation in fisheries. Some countries require fishing licenses issued by the accessed country; some others may require establishment of a joint venture or sole proprietorship to obtain local licenses. During the Indonesian moratorium, we were informed that the fishing licenses of four vessels operated through PT Avona, one of the local companies through which we conduct business in Indonesia, and the fishery business license of PT Dwikarya, the other local company through which we conduct business in Indonesia, were revoked. In September 2017, we were informed that the fishing licenses of the 13 vessels operating in the Indo-Pacific waters of Timor-Leste were suspended; and these vessels have returned to China for regular maintenance.

RESULTS OF OPERATIONS

Comparison of results of operations for the three and six months ended June 30, 2019 and 2018

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

For the three months ended June 30, 2019 and 2018, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended June 30, 2019
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$12,573	11,418,082	$1.10	49.4%
Argentina squid(whole)	3,530	780,888	4.52	13.9%
Ribbon fish	2,061	612,469	3.37	8.1%
Croaker fish	1,813	827,012	2.19	7.1%
Indian squid	715	120,880	5.92	2.8%
Others	4,771	1,669,067	2.86	18.7%
Total	$25,463	15,428,398	$1.65	100.0%

	Three Months Ended June 30, 2018
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$4,441	1,837,312	$2.42	32.6%
Ribbon fish	2,772	916,562	3.02	20.4%
Chub mackerel	1,724	1,831,246	0.94	12.7%
Pomfret	504	30,590	16.48	3.7%
Sailfish	451	112,168	4.02	3.3%
Threadfin	415	242,857	1.71	3.1%
Others	3,299	1,176,753	2.80	24.2%
Total	$13,606	6,147,488	$2.22	100.0%

For the six months ended June 30, 2019 and 2018, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Six Months Ended June 30, 2019
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$17,629	15,997,031	$1.10	40.2%
Ribbon fish	6,014	1,814,302	3.31	13.7%
Argentina squid(whole)	3,800	889,945	4.27	8.7%
Croaker fish	3,245	1,466,500	2.21	7.4%
Cuttle fish	2,437	445,359	5.47	5.6%
Others	10,762	3,558,206	3.02	24.4%
Total	$43,887	24,171,343	$1.82	100.0%

	Six Months Ended June 30, 2018
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$7,652	2,964,858	$2.58	31.3%
Ribbon fish	6,848	2,123,885	3.22	28.0%
Peru squid	2,932	1,341,614	2.19	11.9%
Chub mackerel	1,896	2,012,893	0.94	7.7%
Sailfish	631	156,230	4.04	2.6%
Pomfret	504	30,590	16.48	2.1%
Others	4,028	1,436,080	2.80	16.4%
Total	$24,491	10,066,150	$2.43	100.0%

For the three months ended June 30, 2019, we had revenue of $25,463,094, as compared to revenue of $13,606,170 for the three months ended June 30, 2018, an increase of $11,856,924, or 87.1%. Sales volumes in the three months ended June 30, 2019 increased by 151.0% to 15,428,398 kg from 6,147,488 kg in the three months ended June 30, 2018. Average unit sale price decreased 25.7% in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

For the six months ended June 30, 2019, we had revenue of $43,887,303, as compared to revenue of $24,490,438 for the six months ended June 30, 2018, an increase of $19,396,865, or 79.2%. Sales volumes in the six months ended June 30, 2019 increased 140.1% to 24,171,343 kg from 10,066,150 kg in the six months ended June 30, 2018. Average unit sale price decreased 25.1% in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

For the three and six months ended June 30, 2019, our increase in revenue was primarily attributable to more vessels in operation, which caused the sales volume to increase, and due to the different sales mix, average unit sale price decreased, as compared to the same period in 2018.

Cost of revenue

Our cost of revenue primarily consists of fuel cost, depreciation, direct labor cost, freight, fishing vessels maintenance fees, and other overhead costs. Fuel cost, depreciation, and labor cost generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,
	2019			2018
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$9,961	61.5%	39.1%	$4,707	70.7%	34.7%
Labor cost	2,380	14.7%	9.3%	843	12.7%	6.2%
Freight	2,052	12.7%	8.1%	328	4.9%	2.4%
Depreciation	1,582	9.8%	6.2%	738	11.1%	5.4%
Spare parts	222	1.3%	0.9%	32	0.5%	0.2%
Maintenance fee	6	-	-	4	0.1%	-
Reserve for inventories	-	-	-	(3)	-	-
Other	(7)	-	-	2	-	-
Total cost of revenue	$16,196	100.0%	63.6%	$6,651	100.0%	48.9%

The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,
	2019			2018
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$18,504	60.5%	42.2%	$8,040	67.4%	32.7%
Labor cost	4,424	14.5%	10.1%	1,579	13.2%	6.4%
Freight	3,463	11.3%	7.9%	676	5.7%	2.8%
Depreciation	3,100	10.2%	7.1%	1,442	12.1%	5.9%
Spare parts	882	2.9%	2.0%	116	1.0%	0.5%
Maintenance fee	19	0.1%	-	15	0.1%	0.1%
Reserve for inventories	-	-	-	62	0.5%	0.3%
Other	148	0.5%	0.3%	4	-	-
Total cost of revenue	$30,540	100.0%	69.6%	$11,934	100.0%	48.7%

Cost of revenue for the three months ended June 30, 2019 was $16,196,280, representing an increase of $9,545,646 or 143.5%, as compared to $6,650,634 for the three months ended June 30, 2018. Cost of revenue for the six months ended June 30, 2019 was $30,539,838, representing an increase of $18,605,488 or 155.9% as compared to $11,934,350 for the six months ended June 30, 2018. The increase was primarily attributable to the increase in our revenue and production activities.

Gross profit

Our gross profit is affected primarily by changes in production costs. Fuel cost, depreciation, and labor cost together account for about 86.0% and 94.5% of cost of revenue for the three months ended June 30, 2019 and 2018, respectively. Fuel cost, depreciation, and labor cost together account for about 85.2% and 92.7% of cost of revenue for the six months ended June 30, 2019 and 2018, respectively. The fluctuation of fuel price, and change in labor cost may significantly affect our cost level and gross profit.

The following table sets forth information as to our revenue, cost of revenue, gross profit and gross margin for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$25,463,094	$13,606,170	$43,887,303	$24,490,438
Cost of revenue	$16,196,280	$6,650,634	$30,539,838	$11,934,350
Gross profit	$9,266,814	$6,955,536	$13,347,465	$12,556,088
Gross margin	36.4%	51.1%	30.4%	51.3%

Gross profit for the three months ended June 30, 2019 was $9,266,814, representing a change of $2,311,278, or 33.2%, as compared to gross profit of $6,955,536 for the three months ended June 30, 2018. Gross profit for the six months ended June 30, 2019 was $13,347,465, representing a change of $791,377, or 6.3%, as compared to gross profit of $12,556,088 for the six months ended June 30, 2018. The increase was due to the increase in our sales revenue and our unit production cost of fish remained at a consistent level.

Gross margin decreased to 36.4% for the three months ended June 30, 2019 from 51.1% for the three months ended June 30, 2018. Gross margin decreased to 30.4% for the six months ended June 30, 2019 from 51.3% for the six months ended June 30, 2018. The decrease in gross margin for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 was primarily attributable to as new fishing vessels are deployed in different waters of high seas, different catch mix led to a drop of average unit price by 25.7% and 25.1%, respectively.

Selling expense

Our selling expense mainly includes shipping and handling fees, insurance, customs clearance charge, storage fees and advertising expenses. Our sales activities are conducted through direct selling by our internal sales staff. Because of the strong demand for our products and services, we typically do not aggressively market and distribute our products.

Selling expense totaled $535,276 for the three months ended June 30, 2019, as compared to $380,350 for the three months ended June 30, 2018, an increase of $154,926 or 40.7%. Selling expense totaled $1,245,205 for the six months ended June 30, 2019, as compared to $861,801 for the six months ended June 30, 2018, an increase of $383,404 or 44.5%. Selling expense as a percentage of revenue for the three months ended June 30, 2019 decreased to 2.1% from 2.8% for comparable period in 2018, which was mainly attributable to the increase in sales revenue. Selling expense as a percentage of revenue for the six months ended June 30, 2019 decreased to 2.8% from 3.5% for the corresponding period in 2018, which was mainly attributable to the increase in sales revenue. Selling expense for the three and six months ended June 30, 2019 and 2018 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Storage fees	$139,691	$153,592	$243,054	$227,458
Shipping and handling fees	92,585	201,654	213,578	290,832
Insurance	86,548	(47,948)	535,731	141,841
Customs clearance charge	41,123	44,852	74,180	114,457
Advertising	-	20,930	-	20,930
Other	175,329	7,270	178,662	66,283
	$535,276	$380,350	$1,245,205	$861,801

●	For the three months ended June 30, 2019, storage fees decreased by $13,901, or 9.1%, as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, storage fees increased by $15,596, or 6.9%, as compared to the six months ended June 30, 2018. These changes were mainly attributable to warehouse space that was rented for inventory according to fish volume that was delivered.

●	For the three months ended June 30, 2019, shipping and handling fees decreased by $109,069, or 54.1%, as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, shipping and handling fees decreased by $77,254, or 26.6%, as compared to the six months ended June 30, 2018. The decrease in fees was mainly attributable to the number of deliveries from ports to the warehouse in China.

●	For the three months ended June 30, 2019, insurance increased by $134,496, or 280.5%, as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019 insurance increased by $393,890, or 277.7%, as compared to the six months ended June 30, 2018. The change was mainly attributable to the different insured fishing vessels mix.

●	For the three months ended June 30, 2019, customs clearance charge decreased by $3,729, or 8.3%, as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, customs clearance charge decreased by $40,277, or 35.2%, as compared to the six months ended June 30, 2018. The decrease was mainly attributable to the numbers of customs declaration.

●	For the three months ended June 30, 2019, advertising expenses decreased by $20,930, or 100%, as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, advertising expenses decreased by $20,930, or 100%, as compared to the six months ended June 30, 2018. The change was mainly due to no advertising activities occurring during the period.

●	Other miscellaneous selling expense for the three months ended June 30, 2019 increased by $168,059, or 2,311.7%, as compared to the three months ended June 30, 2018. Other miscellaneous selling expense for the six months ended June 30, 2019 increased by $112,379, or 169.5%, as compared to the six months ended June 30, 2018. The increase in fees was mainly attributable to satellite communication fees and pilotage fees occurring during the period.

General and administrative expense

General and administrative expense totaled $2,114,306 for the three months ended June 30, 2019, as compared to $3,000,885 for the three months ended June 30, 2018, a decrease of $886,579 or 29.5%. General and administrative expense totaled $6,931,857 for the six months ended June 30, 2019, as compared to $6,126,501 for the six months ended June 30, 2018, an increase of $805,356 or 13.1%. General and administrative expense for the three and six months ended June 30, 2019 and 2018 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Impairment loss	$245,940	$-	$2,475,442	$-
Depreciation	749,056	1,479,214	1,971,217	3,045,233
Professional fees	180,401	586,065	823,948	1,126,431
Compensation and related benefits	322,011	525,902	697,291	1,077,825
Rent and related administrative service charge	129,913	117,557	266,321	235,183
Bad debt (recovery) expense	-	(210,043)	-	(41,098)
Travel and entertainment	30,311	19,817	108,126	38,516
Other	456,674	482,373	589,512	644,411
	$2,114,306	$3,000,885	$6,931,857	$6,126,501

●	Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. During the six months ended June 30, 2019, we dismantled 1 transport vessel and deregistered 6 fishing vessels and applied to the MOA for rebuilding 7 new vessels. As a result of the rebuilding projects, we assessed the recoverability of the 7 fishing vessels based on the undiscounted future cash flow that the fishing vessels are expected to generate as less than the carrying amount, and recognized an impairment loss of $2,475,442.

●	We recorded the depreciation in relation to vessels that are not operating as operation expense rather than cost of revenue. For the three months ended June 30, 2019, depreciation expense decreased by $730,158, or 49.4%, as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, depreciation expense decreased by $1,074,016, or 35.3%, as compared to the six months ended June 30, 2018.

●

Professional fees, which primarily consist of legal fees, accounting fees, investor relation service charges, valuation service fees and other fees associated with being a public company, for the three months ended June 30, 2019 decreased by $405,664, or 69.2%, as compared to the three months ended June 30, 2018. The decrease in the three months ended June 30, 2019 was primarily attributable to a decrease in accounting fees of approximately $543,000, a decrease in consulting fees of approximately $22,000 and a decrease in legal fees of approximately $128,000. For the six months ended June 30, 2019, professional fees decreased by $302,483, or 26.9%, as compared to the six months ended June 30, 2018. The decrease in the six months ended June 30, 2019 was primarily attributable to a decrease in consulting fees of approximately $104,000, a decrease in legal fees of approximately $163,000.

●	Compensation and related benefits decreased by $203,891, or 38.8%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, compensation and related benefits decreased by $380,534, or 35.3%, as compared to the six months ended June 30, 2018. The decrease was mainly attributable to booking the salaries of the crews that are not in operation in East Timor into G&A expenses of approximately $147,000 in the first quarter of 2018, and we have no such costs during the first two quarters of 2019 as these non-operation vessels shipped back to China.

●	Rent and related administrative service charge increased by $12,356, or 10.5%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, rent and related administrative service charge increased by $31,138, or 13.2%, as compared to the six months ended June 30, 2018.

●	For the three months ended June 30, 2019, we have not recorded any bad debt expense as compared to bad debt recovery of $210,043 for the three months ended June 30, 2018. For the six months ended June 30, 2019, we have not recorded any bad debt expense as compared to bad debt recovery of $41,098 for the six months ended June 30, 2018. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, and customers’ collection history, and recent economic events.

●	For the three months ended June 30, 2019, travel and entertainment expense increased by $10,494, or 53.0%, as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, travel and entertainment expense increased by $69,610, or 180.7%, as compared to the six months ended June 30, 2018. The increase was mainly attributable to an increase in travel expense of approximately $13,000 and an increase in entertainment expense of approximately $56,000.

●	Other general and administrative expense, which primarily consists of communication fees, office supplies, miscellaneous taxes, bank service charge, depreciation, and NASDAQ listing fee. For the three months ended June 30, 2019, other general and administrative expense decreased by $25,699, or 5.3%, as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, other general and administrative expense decreased by $54,899, or 8.5%, as compared to the six months ended June 30, 2018. The decrease was mainly attributable to a decrease in insurance of approximately $201,000 and a decrease in bank service charge of approximately $216,000, offset by an increase in miscellaneous tax of approximately $52,000, an increase in registration fees of approximately $77,000 and an increase in others of approximately $74,000.

Grant Income

The grant income mainly consists of an incentive granted by the Chinese government to encourage the development of the ocean fishing industry in order to satisfy the demand of natural seafood in China and other miscellaneous grant income from the Chinese government. For the three months ended June 30, 2019 and 2018, we did not receive grant income. For the six months ended June 30, 2019, grant income decreased by $1,052,112, or 100.0%, as compared to the six months ended June 30, 2018. We have not received grant income during the six months ended June 30, 2019 due to government’s schedule.

Gain or Loss on fixed assets disposal

Gain or loss on fixed assets disposal represents the gain or loss on the disposal of fixed assets we recorded as it incurred. For the three months ended June 30, 2019, the loss on fixed assets disposal was $166,152 and for the three months ended June 30, 2018, the gain on fixed assets disposal was $2,705. For the six months ended June 30, 2019 and 2018, the loss on fixed assets disposal was $166,152 and $2,178,750, respectively. This was mainly due to 27 fishing vessels being dismantled for modification and rebuilding project in 2018.

Income from operations

As a result of the factors described above, for the three months ended June 30, 2019, income from operations amounted to $6,451,080, as compared to income from operations of $3,577,006 for the three months ended June 30, 2018, a change of $2,874,074, or 80.3%. For the six months ended June 30, 2019, income from operations amounted to $5,004,251, as compared to income from operations of $4,441,148 for the six months ended June 30, 2018, a change of $563,103, or 12.7%.

Other income/expense

Other income/expense mainly include interest income from bank deposits, interest expense generated from short-term and long-term bank borrowings, foreign currency transaction gain, gain from cost method investment, and loss on equity method investment.

For the three months ended June 30, 2019, other expense, net, amounted to $1,417,113 as compared to other expense, net, of $241,747 for the three months ended June 30, 2018, an increase of $1,175,366, or 486.2%, which was primarily attributable to an increase in interest expenses of approximately $1,403,000 as a result of increase in bank loans, a decrease in gain from cost method investment of approximately $50,000 and an increase in loss on equity method investment of approximately $221,000, offset by a decrease in foreign currency transaction loss of approximately $268,000 and an increase in other income of approximately $227,000.

For the six months ended June 30, 2019, other expense, net, amounted to $1,938,623 as compared to other expense, net, of $121,201 for the six months ended June 30, 2018, an increase of $1,817,422, or 1,499.5%, which was primarily attributable to an increase in interest expenses of approximately $1,470,000 as a result of increase in bank loans, an increase in foreign currency transaction loss of approximately $216,000, a decrease in gain from cost method investment of approximately $50,000, an increase in loss on equity method investment of approximately $321,000 and a decrease in interest income of approximately $14,000, offset by an increase in other income of approximately $253,000.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the three and six months ended June 30, 2019 and 2018.

Net income

As a result of the factors described above, our net income was $5,033,967 for the three months ended June 30, 2019, as compared with net income of $3,335,259 for the three months ended June 30, 2018, a change of $1,698,708 or 50.9%. Our net income was $3,065,628 for the six months ended June 30, 2019, as compared with net income of $4,319,947 for the six months ended June 30, 2018, a change of $1,254,319 or 29.0%.

Net income attributable to owners of the Company

The net income attributable to owners of the Company was $4,579,044, or $0.06 per ordinary share (basic and diluted), for the three months ended June 30, 2019, as compared with net income attributable to owners of the Company of $2,945,484, or $0.04 per ordinary share (basic and diluted), for the three months ended June 30, 2018, a change of $1,633,560 or 55.5%.

The net income attributable to owners of the Company was $2,691,805, or $0.03 per ordinary share (basic and diluted), for the six months ended June 30, 2019, as compared with net income attributable to owners of the Company of $3,817,777, or $0.05 per ordinary share (basic and diluted), for the six months ended June 30, 2018, a change of $1,125,972 or 29.5%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries which are incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries which are incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and comprehensive income (loss). As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $3,066,793 for the three months ended June 30, 2019, as compared to foreign currency translation loss of $7,654,890 for the three months ended June 30, 2018. We reported a foreign currency translation loss of $167,444 for the six months ended June 30, 2019, as compared to foreign currency translation loss of $2,050,982 for the six months ended June 30, 2018. This non-cash loss had the effect of increasing/decreasing our reported comprehensive loss/gain and this non-cash gain had the effect of decreasing/increasing our reported comprehensive loss/gain.

Comprehensive income (loss)

As a result of our foreign currency translation adjustment, we had comprehensive income for the three months ended June 30, 2019 of $1,967,174, compared to comprehensive loss of $4,319,631 for the three months ended June 30, 2018. We had comprehensive income for the six months ended June 30, 2019 of $2,898,184, compared to comprehensive income of $2,268,965 for the six months ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government grants as the government incentive for encouraging development of ocean fishing industry. At June 30, 2019 and December 31, 2018, we had cash balances of approximately $3,173,000 and $1,967,000, respectively. The significant portion of these funds are located in financial institutions located in the PRC and will continue to be indefinitely reinvested in our operations in the PRC.

The following table sets forth a summary of changes in our working capital from December 31, 2018 to June 30, 2019:

			December 31, 2018 to June 30, 2019
	June 30, 2019	December 31, 2018	Change	Percentage Change
Working capital deficit:
Total current assets	$57,735,133	$15,457,828	$42,277,305	273.5%
Total current liabilities	103,980,541	73,073,227	30,907,314	42.3%
Working capital deficit:	$(46,245,408)	$(57,615,399)	$11,369,991	(19.7)%

Our working capital deficit decreased $11,369,991 to a working capital deficit of $46,245,408 at June 30, 2019 from working capital deficit of $57,615,399 at December 31, 2018. This decrease in working capital deficit is primarily attributable to an increase in accounts payable of approximately $25,998,000 due to the vessel construction, an increase in long-term bank loans - current portion approximately of $13,695,000 due to the repayment schedule, an increase in accrued liabilities and other payables of approximately $2,528,000, an increase in lease liability of approximately $433,000 due to the adaptation of ASU 2016-02, offset by an increase in accounts receivable, net of allowance for doubtful accounts, of approximately $2,409,000, an increase in due from related parties of approximately $28,287,000, an increase in inventories, net of reserve for inventories, of approximately $2,737,000 due to our business expansion resulting from more fishing vessels put in operations, an increase in prepaid expenses of approximately $3,997,000 due to the prepaid expenses for the land use right, an increase in other receivables of approximately $3,642,000, a decrease in accounts payable - related parties of approximately $2,862,000 and a decrease due to related parties of approximately $8,877,000.

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

Cash flows for the six months ended June 30, 2019 compared to the six months ended June 30, 2018

The following summarizes the key components of our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$8,234,499	$11,839,494
Net cash used in investing activities	(63,734,781)	(3,870,439)
Net cash provided by (used in) financing activities	56,665,349	(10,149,988)
Effect of exchange rate on cash	41,357	(178,341)
Net increase (decrease) in cash	$1,206,424	$(2,359,274)

Net cash flow provided by operating activities was $8,234,499 for the six months ended June 30, 2019 as compared to net cash flow provided by operating activities of $11,839,494 for the six months ended June 30, 2018, a change of $3,604,995.

●	Net cash flow provided by operating activities for the six months ended June 30, 2019 primarily reflected our net income of approximately $3,065,628, and the add-back of non-cash items, mainly consisting of depreciation of approximately $5,071,000, a decrease in reserve for inventories of approximately $358,000, loss on equity method investment of approximately $382,000 and impairment loss of fishing vessels of approximately $2,475,000, and changes in operating assets and liabilities primarily consisting of an increase in accounts payable of approximately $1,974,000, an increase in accrued liabilities and other payables of approximately $2,573,000 and an increase in due to related parties of approximately $1,222,000, offset by an increase in accounts receivable of approximately $2,453,000, an increase in inventory of approximately $2,426,000 due to our business expansion resulting from more fishing vessels put in operations, an increase in other receivable of approximately $376,000, and a decrease in accounts payable - related parties of approximately $2,896,000.

●	Net cash flow provided by operating activities for the six months ended June 30, 2018 primarily reflected our net income of approximately $4,319,947, and the add-back of non-cash items, mainly consisting of depreciation of approximately $4,763,000, decrease in allowance for doubtful accounts of approximately $40,000, an increase in reserve for inventories of approximately $59,000, loss on disposal of fixed assets of approximately $2,179,000 and loss on equity method investment of approximately $61,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $2,542,000, a decrease in other receivable of approximately $166,000, an increase in due to related parties of approximately $4,075,000, offset by an increase in inventories of approximately $2,695,000, an increase in prepaid expenses of approximately $764,000, a decrease in accounts payable of approximately $1,260,000, a decrease in accounts payable- related parties of approximately $553,000 and a decrease in accrued liabilities and other payables of approximately $1,014,000.

Net cash flow used in investing activities was $63,734,781 for the six months ended June 30, 2019 as compared to $3,870,439 for the six months ended June 30, 2018. During the six months ended June 30, 2019, we made payments for purchase of property, plant and equipment of approximately $59,984,000, made deposit for purchase of land use right of approximately $7,374,000, offset by proceeds received from government grants for fishing vessel construction of approximately $3,623,000. During the six months ended June 30, 2018, we made payments for purchase of property, plant and equipment of approximately $6,157,000, offset by proceeds received from government grants for fishing vessel construction of approximately $2,287,000.

Net cash flow provided by financing activities was $56,665,349 for the six months ended June 30, 2019 as compared to net cash flow used in financing activities of $10,149,988 for the six months ended June 30, 2018. During the six months ended June 30, 2019, we received long-term bank loans of approximately $100,283,000, offset by the repayments of long-term bank loans of approximately $4,719,000 and advances to related parties of approximately $10,220,000 and advances from related parties of approximately $28,678,000. During the six months ended June 30, 2018, we received advances from related parties of approximately $2,992,000, offset by the repayments of short-term bank loans of approximately $8,500,000, the repayment of long-term bank loans of approximately $3,061,000 and cash made for dividend payments of approximately $1,581,000.

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

The following tables summarize our contractual obligations as of June 30, 2019 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Office lease obligation	$745	$433	$312	$-	$-
Short-term bank loans (1)	5,078	5,078	-	-	-
Long-term bank loans	125,024	22,183	53,966	32,292	16,583
Total	$130,847	$27,694	$54,278	$32,292	$16,583

(1)	Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity price risk

Oil cost accounts for approximately 61.5% and 60.5% of our total cost of revenue for the three and six months ended June 30, 2019, respectively. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at June 30, 2019 and did not employ any commodity price derivatives in the six months ended June 30, 2019.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $25,638 for the six months ended June 30, 2019 based on our revenue, costs and expenses, and assets and liabilities denominated in RMB as of June 30, 2019. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $130.1 million at June 30, 2019. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our interest on our borrowings by approximately $20,954. The potential change in interest amount is calculated based on the change in the interest amount over a one year period due to an immediate 100 basis point change in interest rates.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2019, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to material weakness) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of legal proceedings, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 15, 2019.

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: August 9, 2019	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman and Chief Executive Officer

Date: August 9, 2019	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer