Form 10-Q
period 2019-09-30
Pingtan Marine Enterprise Ltd.
filed 2019-11-08
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019, the outstanding number of the registrant’s ordinary shares, par value $0.001 per share, was 79,055,053.

PINGTAN MARINE ENTERPRISE LTD.

FORM 10-Q

September 30, 2019

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$20,420,442	$1,966,855
Accounts receivable, net of allowance for doubtful accounts	2,066,113	6,307,492
Due from related parties	40,038,786	-
Inventories, net of reserve for inventories	21,253,480	5,840,207
Prepaid expenses	948,059	644,824
Other receivables	566,463	698,450

Total Current Assets	85,293,343	15,457,828

OTHER ASSETS:
Cost method investment	2,969,079	3,059,797
Equity method investment	27,663,103	28,872,521
Right-of-use asset	673,882	-
Property, plant and equipment, net	276,151,101	199,571,425

Total Other Assets	307,457,165	231,503,743

Total Assets	$392,750,508	$246,961,571
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$47,626,482	$30,642,125
Accounts payable - related parties	319,056	3,244,843
Short-term bank loans	4,955,542	5,085,139
Long-term bank loans - current portion	51,676,116	8,487,295
Accrued liabilities and other payables	8,196,779	6,058,548
Lease liability- current liability	436,520	-
Due to related parties	23,328	19,555,277

Total Current Liabilities	113,233,823	73,073,227

OTHER LIABILITIES:
Lease liability	198,282	-
Long-term bank loans - non-current portion	125,125,479	22,329,234
Total Other Liabilities	125,323,761	22,329,234

Total Liabilities	$238,557,584	$95,402,461
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 225,000,000 shares authorized; 79,055,053 shares issued and outstanding at September 30, 2019 and December 31, 2018)	79,055	79,055
Additional paid-in capital	81,682,599	81,682,599
Retained earnings	56,317,408	49,593,069
Statutory reserve	14,760,112	14,760,112
Accumulated other comprehensive loss	(17,884,517)	(13,448,047)
Total equity attributable to owners of the company	134,954,657	132,666,788
Non-controlling interest	19,238,267	18,892,322

Total Shareholders’ Equity	154,192,924	151,559,110

Total Liabilities and Shareholders’ Equity	$392,750,508	$246,961,571

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)

(IN U.S. DOLLARS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

REVENUE	$11,179,946	$14,685,465	$55,067,249	$39,175,903

COST OF REVENUE	7,594,714	5,300,829	38,134,552	17,235,179

GROSS PROFIT	3,585,232	9,384,636	16,932,697	21,940,724

OPERATING EXPENSES:
Selling	650,786	319,919	1,895,991	1,181,720
General and administrative	628,672	774,693	3,113,870	3,855,961
General and administrative - depreciation	913,986	1,378,056	2,885,203	4,423,289
Subsidy	(5,288,586)	(7,477,736)	(5,288,586)	(8,529,848)
Impairment loss	70,896	-	2,546,338	-
(Gain) loss on fixed assets disposal	(1,777)	(49,626)	164,375	2,129,124

Total Operating Expenses	(3,026,023)	(5,054,694)	5,317,191	3,060,246

INCOME FROM OPERATIONS	6,611,255	14,439,330	11,615,506	18,880,478

OTHER INCOME (EXPENSE):
Interest income	6,131	4,552	26,420	39,084
Interest expense	(776,569)	(261,974)	(2,903,816)	(919,542)
Foreign currency transaction loss	(340,012)	(373,237)	(389,643)	(207,022)
(Loss) gain from cost method investment	(6,766)	(9,052)	340,885	388,368
Loss on equity method investment	(96,129)	(60,422)	(477,972)	(121,537)
Other expense	(987,517)	(2,312)	(735,359)	(2,997)

Total Other Expense, net	(2,200,862)	(702,445)	(4,139,485)	(823,646)

INCOME BEFORE INCOME TAXES	4,410,393	13,736,885	7,476,021	18,056,832

INCOME TAXES	-	-	-	-

NET INCOME	$4,410,393	$13,736,885	$7,476,021	$18,056,832

LESS: NET INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	377,859	1,133,820	751,682	1,635,990

NET INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$4,032,534	$12,603,065	$6,724,339	$16,420,842

COMPREHENSIVE INCOME (LOSS):
NET INCOME	4,410,393	13,736,885	7,476,021	18,056,832
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation loss	(5,966,142)	(6,297,631)	(3,066,793)	(8,348,613)
COMPREHENSIVE (LOSS) INCOME	$(1,555,749)	$7,439,254	$4,409,228	$9,708,219
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	220,968	630,060	345,945	968,131
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$(1,776,717)	$6,809,194	$4,063,283	$8,740,088

NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$0.05	$0.16	$0.09	$0.21

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, JUNE 30 AND SEPTEMBER 30, 2019

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
						Accumulated
	Ordinary Shares		Additional			Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders’
	Shares	Amount	Capital	Earnings	Reserve	Loss	Interest	Equity
Balance, December 31, 2018	79,055,053	$79,055	$81,682,599	$49,593,069	$14,760,112	$(13,448,047)	$18,892,322	$151,559,110

Net loss	-	-	-	(1,887,239)	-	-	(81,100)	(1,968,339)

Dividend declared	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	2,693,272	206,077	2,899,349

Balance, March 31, 2019 (Unaudited)	79,055,053	$79,055	$81,682,599	$47,705,830	$14,760,112	$(10,754,775)	$19,017,299	$152,490,120

Net income	-	-	-	4,579,044	-	-	454,923	5,033,967

Dividend declared	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	(2,821,277)	(245,516)	(3,066,793)

Balance, June 30, 2019 (Unaudited)	79,055,053	$79,055	$81,682,599	$52,284,874	$14,760,112	$(13,576,052)	$19,226,706	$154,457,294

Net income				4,032,534			377,859	4,410,393

Foreign currency translation adjustment	-	-	-	-	-	(4,308,465)	(366,298)	(4,674,763)

Balance, September 30, 2019 (Unaudited)	79,055,053	$79,055	$81,682,599	$56,317,408	$14,760,112	$(17,884,517)	$19,238,267	$154,192,924

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, JUNE 30 AND SEPTEMBER 30, 2018

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
						Accumulated
	Ordinary Shares		Additional			Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders’
	Shares	Amount	Capital	Earnings	Reserve	Loss	Interest	Equity

Balance, December 31, 2017	79,055,053	$79,055	$81,682,599	$40,349,189	$12,978,343	$(5,731,889)	$18,147,859	$147,505,156

Net income	-	-	-	872,293	-	-	112,395	984,688

Dividend declared	-	-	-	(790,551)	-	-	-	(790,551)

Foreign currency translation adjustment	-	-	-	-	-	5,155,694	448,214	5,603,908

Balance, March 31, 2018 (Unaudited)	79,055,053	$79,055	$81,682,599	$40,430,931	$12,978,343	$(576,195)	$18,708,468	$153,303,201

Net income	-	-	-	2,945,484	-	-	389,775	3,335,259

Dividend declared	-	-	-	(790,550)	-	-	-	(790,550)

Foreign currency translation adjustment	-	-	-	-	-	(7,042,577)	(612,313)	(7,654,890)

Balance, June 30, 2018 (Unaudited)	79,055,053	$79,055	$81,682,599	$42,585,865	$12,978,343	$(7,618,772)	$18,485,930	$148,193,020

Net income				12,603,065			1,133,820	13,736,885

Dividend declared				(790,551)				(790,551)

Foreign currency translation adjustment	-	-	-	-	-	(5,793,871)	(503,760)	(6,297,631)

Balance, September 30, 2018 (Unaudited)	79,055,053	$79,055	$81,682,599	$54,398,379	$12,978,343	$(13,412,643)	$19,115,990	$154,841,723

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Nine Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,476,021	$18,056,832
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	7,699,244	6,933,572
Decrease in allowance for doubtful accounts	13,247	(36,814)
(Decrease) increase in reserve for inventories	(370,959)	38,614
Loss on equity method investment	477,972	121,537
Loss on disposal of fixed assets	164,375	2,129,124
Impairment loss of fishing vessels	2,533,091	-
Changes in operating assets and liabilities:
Accounts receivable	4,170,551	6,877,799
Inventories	(15,713,023)	(5,711,759)
Prepaid expenses	(332,644)	(5,729,266)
Other receivables	114,731	(435,794)
Other receivables - related party	(358,553)	-
Accounts payable	(3,965,580)	(530,936)
Accounts payable - related parties	(2,919,909)	677,529
Accrued liabilities and other payables	1,552,427	(939,878)
Advance from customers	839,137	-
Accrued liabilities and other payables - related party	(1,290)	-
Due to related parties	(9,432,979)	2,529,409

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(8,054,141)	23,979,969

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(105,567,685)	(21,915,319)
Proceeds from government subsidies for fishing vessels construction	33,128,784	5,302,166

NET CASH USED IN INVESTING ACTIVITIES	(72,438,901)	(16,613,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans		15,184,981
Repayments of short-term bank loans	-	(14,633,675)
Proceeds from long-term bank loans	163,551,743	-
Repayments of long-term bank loans	(11,963,642)	(2,990,981)
(Repayments to) advances from related parties	(10,111,087)	3,712,957
Loans issued to related parties	(41,667,842)	-
Payments made for dividend	-	(2,371,652)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	99,809,172	(1,098,370)

EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(862,543)	(574,848)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	18,453,587	5,693,598

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - beginning of period	1,966,855	3,826,727

CASH, CASH EQUIVALENTS AND RESTRICTED - end of period	$20,420,442	$9,520,325

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$10,382,198	$1,331,128
Income taxes	$-	$-

RECONCILIATION TO AMOUNTS ON CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	20,420,442	9,520,325
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$20,420,442	$9,520,325
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$-	$11,602,983
Property and equipment acquired on credit as payable	$22,429,610	38,672,775

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2019

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

(IN U.S. DOLLARS)
SEPTEMBER 30, 2019

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries, which are included in these consolidated financial statements as of September 30, 2019, are as follows:

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
SEPTEMBER 30, 2019

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Fujian Heyue, through its PRC subsidiary, Pingtan Fishing, engages in ocean fishing with its owned and controlled vessels within the Indian Exclusive Economic Zone, the international waters and Arafura Sea of Indonesia.

The Company had a working capital deficit of $27,940,480 as of September 30, 2019. In order to mitigate its liquidity risk, the Company plans to rely on the proceeds from loans from banks and/or financial institutions to increase working capital in order to meet capital demands. In addition, Mr. Zhuo, the Chief Executive Officer and Chairman of the Board, will continue to provide financial support to the Company when necessary.

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

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three and nine months ended September 30, 2019 and 2018 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and Hong Kong and none of these deposits are covered by insurance. At September 30, 2019 and December 31, 2018, cash balances in the PRC were $20,171,413 and $1,957,605, respectively, and cash balances in Hong Kong were $249,029 and $9,250, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, inventories, advances to suppliers, prepaid expenses, prepaid expenses – related party, other receivables, other receivables – related party, accounts payable, accounts payable – related parties, bank loans, accrued liabilities and other payables, accrued liabilities and other payables – related party, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. As of September 30, 2019, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term bank borrowings that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of September 30, 2019. As of September 30, 2019, the Company does not have any Level 3 financial instruments.

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
SEPTEMBER 30, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At September 30, 2019 and December 31, 2018, the Company established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $12,837 and nil, respectively.

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

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. At September 30, 2019 and December 31, 2018, the Company recorded a reserve for inventories in the amount of $42,138 and $413,893, respectively.

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

Investment in unconsolidated company – Global Deep Ocean

The Company uses the equity method of accounting for its investment in, and earning or loss of, companies that it does not control but over which it does exert significant influence. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. See Note 6 for discussion of equity method investment.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2019

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

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $213,514 and $367,917 for the three months ended September 30, 2019 and 2018, respectively, in the fishing vessels under construction. The Company capitalized interest of $321,333 and $568,790 for the nine months ended September 30, 2019 and 2018, respectively, in the fishing vessels under construction.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recognized impairment loss of $70,896 and nil for the three months ended September 30, 2019 and 2018, respectively. The Company recognized impairment loss of $2,546,338 and nil for the nine months ended September 30, 2019 and 2018, respectively.

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

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of September 30, 2019 and December 31, 2018.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Government subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is credited to the cost of the asset and is released to the income statement over the expected useful life in a consistent manner with the depreciation method for the relevant asset.

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
SEPTEMBER 30, 2019

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

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of September 30, 2019 and December 31, 2018, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and totaled $147,926 and $75,049 for the three months ended September 30, 2019 and 2018, respectively. Shipping and handling costs totaled $361,504 and $365,881 for the nine months ended September 30, 2019 and 2018, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $474,130 and $74,135 for the three months ended September 30, 2019 and 2018, respectively. Employee benefit costs totaled $1,690,484 and $329,112 for the nine months ended September 30, 2019 and 2018, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing is the Chinese Renminbi (“RMB”). For the subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2019 and 2018 was $(862,543) and $(574,848), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at September 30, 2019 and December 31, 2018 were translated at 7.0729 RMB to $1.00 and at 6.8632 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the nine months ended September 30, 2019 and 2018 were 6.8541 RMB and 6.5196 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income available to owners of the company for basic and diluted net income per share of ordinary stock	$4,032,534	$12,603,065	$6,724,339	$16,420,842
Weighted average ordinary stock outstanding - basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053
Net income per ordinary share attributable to owners of the Company - basic and diluted	$0.05	$0.16	$0.09	$0.21

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of September 30, 2019, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 included net income and unrealized gain from foreign currency translation adjustments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2019 and December 31, 2018. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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
SEPTEMBER 30, 2019

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing probable incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgements used in determining the allowance for loan losses, as well as the credit quality and underwriting standards of an organization’s loan portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In October 2019, FASB approved the extension of the effective date for adoption of ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 31, 2022, including interim periods therein. Early adoption is permitted in fiscal years beginning after December 31, 2018. The Company is currently evaluating the alternative methodologies available and assessing its data and system needs to implement this ASU.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2019

NOTE 3 – ACCOUNTS RECEIVABLE

At September 30, 2019 and December 31, 2018, accounts receivable consisted of the following:

	September 30, 2019	December 31, 2018
Accounts receivable	$2,078,950	$6,307,492
Less: allowance for doubtful accounts	(12,837)	-
	$2,066,113	$6,307,492

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of an individual balance.

NOTE 4 – INVENTORIES

At September 30, 2019 and December 31, 2018, inventories consisted of the following:

	September 30, 2019	December 31, 2018
Frozen fish and marine catches in warehouse	$513,716	$5,910,381
Frozen fish and marine catches work in progress	19,282,872	-
Frozen fish and marine catches in transit	1,499,030	343,719
	21,295,618	6,254,100
Less: reserve for inventories	(42,138)	(413,893)
	$21,253,480	$5,840,207

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2019

NOTE 5 – COST METHOD INVESTMENT

At September 30, 2019 and December 31, 2018, cost method investment amounted to $2,969,079 and $3,059,797, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.0 million) to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8% investment in the total equity investment of the bank as of September 30, 2019 and December 31, 2018.

In according to ASC 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of September 30, 2019 and December 31, 2018.

NOTE 6 – EQUITY METHOD INVESTMENT

At September 30, 2019 and December 31, 2018, equity method investment amounted to $27,663,103 and $28,872,521, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. In April 2017, these two companies sold their shares to another unrelated party, Zhen Lin. As of September 30, 2019, Pingtan Fishing and Zhen Lin accounted for 20% and 80% of the total ownership, respectively.

Global Deep Ocean will process, cold storage, and transport deep ocean fishing products. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $141.4 million) and as of September 30, 2019, Pingtan Fishing had contributed its share of registered capital of RMB 200 million (approximately $28.3 million).

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three months ended September 30, 2019 and 2018, the Company’s share of Global Deep Ocean’s net loss was $126,848 and $60,422, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income. For the nine months ended September 30, 2019 and 2018, the Company’s share of Global Deep Ocean’s net loss was $364,676 and $121,537, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2019

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

At September 30, 2019 and December 31, 2018, property, plant and equipment consisted of the following:

	Useful life	September 30, 2019	December 31, 2018
Fishing vessels	10 - 20 Years	$298,220,249	$203,057,291
Vehicles	5 Years	21,528	22,186
Office and other equipment	3 – 5 Years	421,314	423,259
Construction-in-progress	-	19,033,223	31,044,006
		317,696,314	234,546,742
Less: accumulated depreciation		(41,545,213)	(34,975,317)
		$276,151,101	$199,571,425

For the three months ended September 30, 2019 and 2018, depreciation expense amounted to $2,627,985 and $2,170,841, respectively, of which $1,713,999 and $634,089, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively. For the nine months ended September 30, 2019 and 2018, depreciation expense amounted to $7,699,244 and $6,933,572, respectively, of which $4,814,041 and $2,253,662, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

At September 30, 2019 and December 31, 2018, the Company had 54 and 19 fishing vessels with net carrying amount of approximately $159.1 million and $35.3 million, respectively, pledged as collateral for its bank loans.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2019

NOTE 8 – RELATED PARTIES TRANSACTIONS

Due from related party

At September 30, 2019 and December 31, 2018, the due from related party amount consisted of the following:

	September 30, 2019	December 31, 2018
Due from related party-Honglong	$40,038,786	$-

Accounts payable - related parties

At September 30, 2019 and December 31, 2018, accounts payable - related parties consisted of the following:

Name of related party	September 30, 2019	December 31, 2018
Hong Long (1)	$-	$2,007,768
Huna Lin	319,056	-
Hong Fa Shipping Limited (2)	-	1,231,692
Zhiyan Lin	-	4,363
Ping Lin	-	1,020
	$319,056	$3,244,843

(1)	Hong Long is an affiliate company majority owned by an immediate family member of the Company’s CEO.

(2)	An entity controlled by the Company’s CEO.

These accounts payable – related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

Due to related parties

At September 30, 2019 and December 31, 2018, the due to related parties amount consisted of the following:

	September 30, 2019	December 31, 2018
Accrued compensation for Roy Yu, Chief Financial Officer	$20,000	$20,000
Accrued compensation for Xinrong Zhuo	3,328	3,320
Advance from Xinrong Zhuo, Chief Executive Officer	-	9,432,987
Due to related party-Honglong	-	10,098,970
	$23,328	$19,555,277

The advance from Xinrong Zhuo, the Company’s Chief Executive Officer, is for working capital purposes and short-term in nature, non-interest bearing, unsecured and payable on demand.

Operating lease

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the annual rent is RMB 84,000 (approximately $12,300) and the renewed Office Lease expires on July 31, 2021.

For the three months ended September 30, 2019 and 2018, rent expense related to the Office Lease amounted to $3,063 and $3,071, respectively. For the nine months ended September 30, 2019 and 2018, rent expense related to the Office Lease amounted to $9,192 and $9,663, respectively. Future minimum rental payment required under the Office Lease is as follows:

Twelve-month period Ending September 30:	Amount
2020	$10,210

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2019

NOTE 8 – RELATED PARTIES TRANSACTIONS (continued)

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

For the three months ended September 30, 2019 and 2018, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $114,672 and $114,177, respectively. For the nine months ended September 30, 2019 and 2018, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $343,031 and $342,768, respectively.

As of September 30, 2019, future minimum lease payments on operating leases were as follows:

September 30, 2019
Maturity of lease liabilities
2019	$114,781
2020	461,466
2021	127,119
Total minimum lease payments	$703,366
Imputed interest	(68,564)
Present value of minimum lease payments	$634,802

The remaining lease terms (in years) and discount rates consisted of the following:

September 30, 2019
Lease term and discount rate
Remaining operating lease term	1.58
Discount rate	5.13%

Purchases from related parties

During the three and nine months ended September 30, 2019 and 2018 purchases from related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Purchase of fuel, fishing nets and other on board consumables
From Zhiyan Lin	$1,033	$33,524	$1,577	$35,497
from Fuzhou Honglong Ocean Fishery Co., Ltd.	953,274	733,327	3,622,460	1,310,976
	954,307	766,851	3,624,037	1,346,473
Purchase of leasing
From Ping Lin	2,998	3,071	9,192	9,663
	2,998	3,071	9,192	9,663
Purchase of vessel maintenance service
From Huna Lin	2,388,862	49,114	2,795,429	49,114
	2,388,862	49,114	2,795,429	49,114
Purchase of transportation service
from Fuzhou Honglong Ocean Fishery Co., Ltd.	-	365,878	-	365,878
	$-	$365,878	$-	$365,878

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2019

NOTE 9 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. At September 30, 2019 and December 31, 2018, short-term bank loans consisted of the following:

	September 30, 2019	December 31, 2018
Loan from Fujian Haixia Bank, due on November 14, 2019 with annual interest rate of 4.2870% at September 30, 2019, collateralized by Hong Long’s 5 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu	$714,000	$714,000
Loan from Fujian Haixia Bank, due on November 4, 2019 with annual interest rate of 6.9600% at September 30, 2019, collateralized by Hong Long’s 5 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%	4,241,542	4,371,139
	$4,955,542	$5,085,139

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. At September 30, 2019 and December 31, 2018, long-term bank loans consisted of the following:

	September 30, 2019	December 31, 2018
Loan from The Export-Import Bank of China, due on various dates until August 28, 2020 with annual interest rate of 4.750% at September 30, 2019, guaranteed by Hong Long, Xinrong Zhuo and Ping Lin.	$7,776,160	$-
Loan from The Export-Import Bank of China, due on various dates until January 30, 2023 with annual interest rate of 4.900% at September 30, 2019 and December 31, 2018, guaranteed by Xinrong Zhuo and Ping Lin and collateralized by 2 fishing vessels and collateralized by two related parties’ investments in equity interest of one PRC local banks.	7,069,236	9,470,801
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.145% at September 30, 2019 and December 31, 2018, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 17 fishing vessels, the debt ratio of borrower should not be higher than 80%	6,079,543	6,920,970
Loan from The Export-Import Bank of China, due on various dates until March 28, 2025 with annual interest rate of 4.949% at September 30, 2019 and December 31, 2018, guaranteed by Hong Long, Xinrong Zhuo, Ping Lin and collateralized by 20 fishing vessels.	65,036,972	-
Loan from The Export-Import Bank of China, due on various dates until September 30, 2020 with annual interest rate of 4.750% at September 30, 2019, guaranteed by Hong Long, Xinrong Zhuo, Ping Lin and collateralized by equity investment of 67 million shares of Honglong in Xiamen International Bank.	16,259,243	-
Loan from The Export-Import Bank of China, due on various dates until August 21, 2026 with annual interest rate of 4.700% at September 30, 2019, guaranteed by Pin Lin, Xinrong Zhuo and Yaohua Zhuo, 15 fishing vessels, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	62,350,663	-
Loan from China Development Bank, due on various dates until July 30, 2026 with annual interest rate of 5.390% at September 30, 2019, guaranteed by Xinrong Zhuo, 11 fishing vessels and 6 Honglong’s fishing vessels, real estate of Mingguang Wanhao Property co., LTD., totaled area 22,123.50m2, the debt ratio of borrower should not be higher than 80%	12,229,778	14,424,758
Total long-term bank loans	$176,801,595	$30,816,529
Less: current portion	(51,676,116)	(8,487,295)
Long-term bank loans, non-current portion	$125,125,479	$22,329,234

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2019

NOTE 9 – BANK LOANS (continued)

Long-term bank loans (continued)

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending September 30,	Principal
2020	$51,676,116
2021	24,106,095
2022	23,540,556
2023	25,661,327
2024	24,247,480
Thereafter	27,570,021
$176,801,595
Less: current portion	(51,676,116)
Long-term liability	$125,125,479

The weighted average interest rate for short-term bank loans was approximately 6.6% and 5.4% for the nine months ended September 30, 2019 and 2018, respectively.

The weighted average interest rate for long-term bank loans was approximately 4.9% and 5.1% for the nine months ended September 30, 2019 and 2018, respectively.

For the three months ended September 30, 2019 and 2018, interest expense related to bank loans amounted to $2,328,884 and $629,890, respectively, of which, $213,514 and $367,917 was capitalized to construction-in-progress, respectively. For the nine months ended September 30, 2019 and 2018, interest expense related to bank loans amounted to $4,012,965 and $1,488,332, respectively, of which, $321,333 and $568,790 was capitalized to construction-in-progress, respectively.

NOTE 10 – ACCRUED LIABILITIES AND OTHER PAYABLES

At September 30, 2019 and December 31, 2018, accrued liabilities and other payables consisted of the following:

	September 30, 2019	December 31, 2018
Accrued salaries and related benefits	$6,508,832	$5,734,177
Accrued interest due	250,510	62,243
Other	1,437,437	262,128
	$8,196,779	$6,058,548

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2019

NOTE 11 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At September 30, 2019 and December 31, 2018, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2019	2018	2019	2018
A	25%	33%	16%	21%
B	17%	*	*	*
C	16%	15%	21%	19%
D	13%	*	*	*
E	*	*	11%	*
F	*	*	14%	*

*	less than 10%

Four and three customers accounted for 10% or more of the Company’s total outstanding accounts receivable at September 30, 2019 and December 31, 2018, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2019

NOTE 11 – CERTAIN RISKS AND CONCENTRATIONS (continued)

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplier	2019	2018	2019	2018
A	32%	*	17%	20%
B	27%	12%	*	14%
C	*	*	16%	*
D	*	*	16%	*
E	*	*	14%	*

One supplier, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at September 30, 2019, accounted for 85.5% of the Company’s total outstanding accounts payable and accounts payable – related parties at September 30, 2019.

One supplier, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2018, accounted for 76.0% of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2018.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provide for severance payments to such employees upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of September 30, 2019 and December 31, 2018, which have not been reflected in its consolidated financial statements.

Operating lease

See note 8 for related party operating lease commitment.

Rental payment and related administrative service charge

See note 8 for related party rental and related administrative service agreement commitment.

NOTE 13 – SUBSEQUENT EVENTS

On October 31, 2019, the Company received a loan of $44.40 million from The Export-Import Bank of China. The loan is due on October 21, 2025 with annual interest rate of 4.70%.

On November 1, 2019, the Company repaid a short-term bank loan of $4.24 million to Fujian Haixia Bank in accordance with the loan repayment schedule.

On November 1, 2019, the Company received a loan of $4.24 million from Fujian Haixia Bank. The loan is due on November 1, 2020 with annual interest rate of 6.09%.

On November 6, 2019, the Company received a loan of $4.95 million from Fujian Haixia Bank. The loan is due on November 6, 2020 with annual interest rate of 6.09%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Pingtan Marine Enterprise Ltd. for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with the Pingtan Marine Enterprise Ltd. unaudited financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 15, 2019. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

In the first quarter of 2019, the Company dismantled 1 transport vessel and deregistered 6 fishing vessels and applied to the MOA for building 7 new vessels. The 6 fishing vessels, together with the 24 vessels received approval in January, will be rebuilt and modified into 15 squid jigging vessels and 15 seine vessels. Of those vessels, 1 transport vessel, 15 squid jigging vessels and 9 seine vessels finished renovation in the third quarter of 2019 and have been deployed to international waters.

As of September 30, 2019, we owned 41 squid jigging vessels, 36 trawlers, 13 drifters, 19 seine vessels and 4 longline fishing vessels, and 2 transport vessels, have exclusive operating license rights to 20 drifters, and also have 6 seine vessels which are in the modification and rebuilding project. We are the second largest China-based fishery company operating its vessels outside of Chinese waters and our fleet has an average remaining useful life of approximately 19.7 years. All of our vessels are approved by the MOA and, to the extent required, licensed by foreign fishing territories where they operate, subject to any foreign government’s moratorium or any suspensions or revocations that apply to the vessels or local entities, as described below.

Among the 141 vessels, 12 were located in the Bay of Bengal in India, 46 were located in international waters, 17 were in the preparation for sailing to the sea, 6 vessels were in the modification and rebuilding project, 13 have returned to China from the Democratic Republic of Timor-Leste due to the reason described above, and the remaining 47 vessels were licensed by the MOA to operate in the Arafura Sea in Indonesia and 19 of them returned to China for maintenance in the first nine months of 2019. The vessels in Indonesian waters, however, are not in operation because the licenses are currently inactive due to either the moratorium discussed below, the revocation of the fishery business license of the local entity through which the vessels operate, or, with respect to 4 vessels, the revocation of the local fishing licenses.

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

Although, in November 2015, the Indonesian government announced that the moratorium had concluded, the MMAF has neither implemented new fishing policies nor resumed the license renewal process. We do not know when exactly licensing and renewal will start. We have been paying close attention to any new trends in fishing policy and have been actively exploring other business operations and redeploying vessels to other locations. Since we derived a majority of our revenue from this area, this ban has caused a significant drop in our production and our financial results will continue to be adversely affected.

●	Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable government agencies. Our inability to obtain, or loss or denial of extensions to, any of our applicable licenses or permits could hamper our ability to generate revenue from our operations.

●	Resource & environmental factors: Our fishing expeditions are based in the EEZ, the international waters and the Arafura Sea of Indonesia. Any earthquake, tsunami, adverse weather or oceanic conditions, or other disasters in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Nino, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also impact our harvest volume.

●	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●	Competition: We engage in the business in the EEZ, the international waters, and the Arafura Sea of Indonesian. Competition within our designated fishing areas is not currently significant as the region is not overfished or regulated by government limits on the number of vessels that are allowed to fish in the territories; however, there is no guarantee that competition will not become more intense. Competition in the consumer market in China, however, is keen. We compete with other fishing companies that offer similar and varied products. There is significant demand for fish in the Chinese market. We believe our catch appeals to a wide segment of consumers because of the low price points of our products.

●	Fishing licenses: Each of our fishing vessels requires approval from the MOA to carry out ocean fishing projects in international waters and foreign territories. These approvals are granted annually and are normally valid for a period of 12 months. When the inspection certificate of a vessel is valid for less than 12 months, the approval will be granted with the validity period equal to that indicated on the inspection certificate and will be extended to full validity period when new inspection certificate is issued. Different countries may have different policies for foreign cooperation in fisheries. Some countries require fishing licenses issued by the accessed country; some others may require establishment of a joint venture or sole proprietorship to obtain local licenses. During the Indonesian moratorium, we were informed that the fishing licenses of four vessels operated through PT Avona, one of the local companies through which we conduct business in Indonesia, and the fishery business license of PT Dwikarya, the other local company through which we conduct business in Indonesia, were revoked. In September 2017, we were informed that the fishing licenses of the 13 vessels operating in the Indo-Pacific waters of Timor-Leste were suspended; and these vessels have returned to China for regular maintenance.

RESULTS OF OPERATIONS

Comparison of results of operations for the three and nine months ended September 30, 2019 and 2018

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

For the three months ended September 30, 2019 and 2018, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended September 30, 2019
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$8,955	8,009,340	$1.12	80.1%
Cuttle fish	1,108	236,260	4.69	9.9%
Argentina squid(whole)	455	110,726	4.11	4.0%
Croaker fish	342	165,223	2.07	3.1%
Ribbon fish	18	5,490	3.28	0.2%
Others	302	154,428	1.96	2.7%
Total	$11,180	8,681,467	$1.29	100.0%

	Three Months Ended September 30, 2018
	Revenue	Volume (KG)	Average price	Percentage of revenue
Argentina squid (whole)	$3,172	820,087	$3.87	21.6%
Croaker fish	2,717	1,458,817	1.86	18.5%
Ribbon fish	2,648	1,145,468	2.31	18.0%
Cuttle fish	730	169,785	4.30	5.0%
Pomfret	683	43,150	15.82	4.7%
Puffer fish	594	129,452	4.59	4.0%
Others	4,141	2,060,796	2.01	28.2%
Total	$14,685	5,827,555	$2.52	100.0%

For the nine months ended September 30, 2019 and 2018, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Nine Months Ended September 30, 2019
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$26,771	24,006,371	$1.12	48.6%
Ribbon fish	5,968	1,819,792	3.28	10.8%
Argentina squid(whole)	4,234	1,000,671	4.23	7.7%
Croaker fish	3,566	1,631,723	2.19	6.5%
Cuttle fish	3,565	681,619	5.23	6.5%
Others	10,963	3,712,634	2.95	19.9%
Total	$55,067	32,852,810	$1.68	100.0%

	Nine Months Ended September 30, 2018
	Revenue	Volume (KG)	Average price	Percentage of revenue
Croaker fish	$10,369	4,423,675	$2.34	26.4%
Ribbon fish	9,497	3,269,353	2.90	24.2%
Argentina squid(whole)	3,172	820,087	3.87	8.1%
Chub mackerel	2,398	2,605,640	0.92	6.1%
Peru squid(whole)	1,434	819,658	1.75	3.7%
Peru squid(cleaned)	1,190	435,043	2.73	3.0%
Others	11,116	3,520,248	3.16	28.5%
Total	$39,176	15,893,704	$2.46	100.0%

For the three months ended September 30, 2019, we had revenue of $11,179,946, as compared to revenue of $14,685,465 for the three months ended September 30, 2018, a decrease of $3,505,519, or 23.9%. The decrease was mainly attributable to changes in different sales mix. Sales volumes in the three months ended September 30, 2019 increased by 49.0% to 8,681,467 kg from 5,827,555 kg in the three months ended September 30, 2018. The increase was mainly attributable to more vessels in operation. Average unit sale price decreased 48.8% in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The decrease was mainly attributable to the fish species with highest sales volume being sold at lower selling prices, which pulled down the average unit sale price.

For the nine months ended September 30, 2019, we had revenue of $55,067,249, as compared to revenue of $39,175,903 for the nine months ended September 30, 2018, an increase of $15,891,346, or 40.6%. Sales volumes in the nine months ended September 30, 2019 increased 106.7% to 32,852,810 kg from 15,893,704 kg in the nine months ended September 30, 2018. Average unit sale price decreased 31.7% in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, our increase in revenue was primarily attributable to more vessels in operation, which caused the sales volume to increase, and due to the different sales mix, average unit sale price decreased, as compared to the same period in 2018.

Cost of revenue

Our cost of revenue primarily consists of fuel cost, depreciation, direct labor cost, freight, fishing vessels maintenance fees, and other overhead costs. Fuel cost, depreciation, and labor cost generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,
	2019			2018
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$5,867	77.2%	52.5%	$3,493	65.8%	23.8%
Labor cost	746	9.8%	6.7%	465	8.8%	3.2%
Depreciation	508	6.7%	4.5%	439	8.3%	3.0%
Spare parts	349	4.6%	3.1%	98	1.8%	0.7%
Freight	21	0.4%	0.2%	731	13.8%	5.0%
Maintenance fee	4	0.0%	0.0%	94	1.8%	0.6%
Reserve for inventories	-	-	-	(23)	(0.4)%	(0.2)%
Other	100	1.3%	0.9%	4	0.1%	0.0%
Total cost of revenue	$7,595	100.0%	67.9%	$5,301	100.0%	36.1%

The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,
	2019			2018
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$24,408	64.0%	44.3%	$11,533	67.0%	29.4%
Labor cost	5,170	13.6%	9.4%	2,045	11.9%	5.2%
Depreciation	3,608	9.5%	6.6%	1,881	10.9%	4.8%
Freight	3,447	9.0%	6.3%	1,407	8.2%	3.6%
Spare parts	1,232	3.2%	2.2%	213	1.2%	0.5%
Maintenance fee	23	0.1%	0.0%	109	0.6%	0.3%
Reserve for inventories	-	-	-	39	0.2%	0.1%
Other	247	0.6%	0.4%	8	0.0%	0.0%
Total cost of revenue	$38,135	100.0%	69.2%	$17,235	100.0%	43.9%

Cost of revenue for the three months ended September 30, 2019 was $7,594,714, representing an increase of $2,293,885 or 43.3%, as compared to $5,300,829 for the three months ended September 30, 2018. Cost of revenue for the nine months ended September 30, 2019 was $38,134,552, representing an increase of $20,899,373 or 121.3% as compared to $17,235,179 for the nine months ended September 30, 2018. The increase was primarily attributable to the increase in our production activities.

Gross profit

Our gross profit is affected primarily by changes in production costs. Fuel cost, depreciation, and labor cost together account for about 93.7% and 82.9% of cost of revenue for the three months ended September 30, 2019 and 2018, respectively. Fuel cost, depreciation, and labor cost together account for about 87.1% and 89.8% of cost of revenue for the nine months ended September 30, 2019 and 2018, respectively. The fluctuation of fuel price, and change in labor cost may significantly affect our cost level and gross profit.

The following table sets forth information as to our revenue, cost of revenue, gross profit and gross margin for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$11,179,946	$14,685,465	$55,067,249	$39,175,903
Cost of revenue	$7,594,714	$5,300,829	$38,134,552	$17,235,179
Gross profit	$3,585,232	$9,384,636	$16,932,697	$21,940,724
Gross margin	32.1%	63.9%	30.7%	56.0%

Gross profit for the three months ended September 30, 2019 was $3,585,232, representing a change of $5,799,404, or 61.8%, as compared to gross profit of $9,384,636 for the three months ended September 30, 2018. Gross profit for the nine months ended September 30, 2019 was $16,932,697, representing a change of $5,008,027, or 22.8%, as compared to gross profit of $21,940,724 for the nine months ended September 30, 2018. The decrease was due to the decrease in our average unit sale price and our unit production cost of fish remained at a consistent level.

Gross margin decreased to 32.1% for the three months ended September 30, 2019 from 63.9% for the three months ended September 30, 2018. Gross margin decreased to 30.7% for the nine months ended September 30, 2019 from 56.0% for the nine months ended September 30, 2018. The decrease in gross margin for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 was primarily attributable to a drop of average unit sale price by 48.8% and 31.7%, respectively, as a result of new fishing vessels being deployed in different waters of high seas and harvesting different catch mix.

Selling expense

Our selling expense mainly includes shipping and handling fees, insurance, customs clearance charge, storage fees and advertising expenses. Our sales activities are conducted through direct selling by our internal sales staff. Because of the strong demand for our products and services, we typically do not aggressively market and distribute our products.

Selling expense totaled $650,786 for the three months ended September 30, 2019, as compared to $319,919 for the three months ended September 30, 2018, an increase of $330,867 or 103.4%. Selling expense totaled $1,895,991 for the nine months ended September 30, 2019, as compared to $1,181,720 for the nine months ended September 30, 2018, an increase of $714,271 or 60.4%. Selling expense as a percentage of revenue for the three months ended September 30, 2019 increased to 5.8% from 2.2% for comparable period in 2018, which was mainly attributable to the decrease in sales revenue and increase in selling expenses. Selling expense as a percentage of revenue for the nine months ended September 30, 2019 increased to 3.4% from 3.0% for the corresponding period in 2018, which was mainly attributable to the increase in selling expenses. Selling expense for the three and nine months ended September 30, 2019 and 2018 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Insurance	$304,310	$33,498	$840,041	$175,339
Shipping and handling fees	147,926	75,049	361,504	365,881
Storage fees	95,645	188,849	338,699	416,307
Customs clearance charge	21,417	19,448	95,597	133,905
Advertising	34,580	-	34,580	20,453
Other	46,908	3,075	225,570	69,835
	$650,786	$319,919	$1,895,991	$1,181,720

●

For the three months ended September 30, 2019, insurance increased by $270,812, or 808.4%, as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, insurance increased by $664,702, or 379.1%, as compared to the nine months ended September 30, 2018. The change was mainly attributable to more vessels are insured in 2019.

●

For the three months ended September 30, 2019, shipping and handling fees increased by $72,877, or 97.1%, as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, shipping and handling fees decreased by $4,377, or 1.2%, as compared to the nine months ended September 30, 2018. The decrease in fees was mainly attributable to the number of deliveries from ports to the warehouse in China.

●	For the three months ended September 30, 2019, storage fees decreased by $93,204, or 49.4%, as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, storage fees decreased by $77,608, or 18.6%, as compared to the nine months ended September 30, 2018. These changes were mainly attributable to warehouse space that was rented for inventory according to fish volume that was delivered.

●

For the three months ended September 30, 2019, customs clearance charge increased by $1,969, or 10.1%, as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, customs clearance charge decreased by $38,308, or 28.6%, as compared to the nine months ended September 30, 2018.  The change was mainly attributable to the numbers of customs declaration.

●	For the three months ended September 30, 2019, advertising expenses increased by $34,580, or 100%, as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, advertising expenses increased by $14,127, or 69.1%, as compared to the nine months ended September 30, 2018. The change was mainly due to no advertising activities occurring during the period.

●	Other miscellaneous selling expense for the three months ended September 30, 2019 increased by $43,833, or 1,425.5%, as compared to the three months ended September 30, 2018. Other miscellaneous selling expense for the nine months ended September 30, 2019 increased by $155,735, or 223.0%, as compared to the nine months ended September 30, 2018. The increase in fees was mainly attributable to satellite communication fees and pilotage fees occurring during the period.

General and administrative expense

General and administrative expense totaled $1,613,554 for the three months ended September 30, 2019, as compared to $2,152,749 for the three months ended September 30, 2018, a decrease of $539,195 or 25.0%. General and administrative expense totaled $8,545,411 for the nine months ended September 30, 2019, as compared to $8,279,250 for the nine months ended September 30, 2018, an increase of $266,161 or 3.2%. General and administrative expense for the three and nine months ended September 30, 2019 and 2018 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation	$913,986	$1,378,056	$2,885,203	$4,423,289
Compensation and related benefits	387,037	215,054	1,084,328	1,292,879
Professional fees	191,511	151,587	1,015,459	1,278,018
Impairment	70,896	-	2,546,338	-
Rent and related administrative service charge	33,119	117,248	299,440	352,431
Travel and entertainment	9,390	18,377	117,516	56,893
Bad debt (recovery) expense	-	4,284	-	(36,814)
Other	7,615	268,143	597,127	912,554
	$1,613,554	$2,152,749	$8,545,411	$8,279,250

●	We recorded the depreciation in relation to vessels that are not operating as operation expense rather than cost of revenue. For the three months ended September 30, 2019, depreciation expense decreased by $464,070, or 33.7%, as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, depreciation expense decreased by $1,538,086, or 34.8%, as compared to the nine months ended September 30, 2018.

●

Compensation and related benefits increased by $171,983, or 80.0%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, compensation and related benefits decreased by $208,551, or 16.1%, as compared to the nine months ended September 30, 2018. The change was mainly attributable to booking the salaries of the crews that are not in operation in East Timor into G&A expenses in the first three quarters of 2018, and we have no such costs during the first three quarters of 2019 as these non-operation vessels shipped back to China.

●

Professional fees, which primarily consist of legal fees, accounting fees, investor relation service charges, valuation service fees and other fees associated with being a public company, for the three months ended September 30, 2019 increased by $39,924, or 26.3%, as compared to the three months ended September 30, 2018. The increase in the three months ended September 30, 2019 was primarily attributable to an increase in legal fees of approximately $53,000 and an increase in consulting fees of approximately $2,500, offset by a decrease in accounting fees of approximately $15,000 and a decrease in transfer agent fees of approximately $5,000. For the nine months ended September 30, 2019, professional fees decreased by $262,559, or 20.5%, as compared to the nine months ended September 30, 2018. The decrease in the nine months ended September 30, 2019 was primarily attributable to a decrease in consulting fees of approximately $102,000, a decrease in legal fees of approximately $184,000, offset by an increase in accounting fees of approximately $33,000.

●	Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. During the nine months ended September 30, 2019, we dismantled 1 transport vessel and deregistered 6 fishing vessels and applied to the MOA for rebuilding 7 new vessels. As a result of the rebuilding projects, we assessed the recoverability of the 7 fishing vessels based on the undiscounted future cash flow that the fishing vessels are expected to generate as less than the carrying amount, and recognized an impairment loss of $2,546,338.

●	Rent and related administrative service charge decreased by $84,129, or 71.8%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, rent and related administrative service charge decreased by $52,991, or 15.0%, as compared to the nine months ended September 30, 2018.

●	For the three months ended September 30, 2019, travel and entertainment expense decreased by $8,987, or 48.9%, as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, travel and entertainment expense increased by $60,623, or 106.6%, as compared to the nine months ended September 30, 2018. The increase was mainly attributable to an increase in travel expense of approximately $7,000 and an increase in entertainment expense of approximately $53,000.

●	For the three months ended September 30, 2019, we have not recorded any bad debt expense as compared to bad debt of $4,284 for the three months ended September 30, 2018. For the nine months ended September 30, 2019, we have not recorded any bad debt expense as compared to bad debt recovery of $36,814 for the nine months ended September 30, 2018. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, and customers’ collection history, and recent economic events.

●

Other general and administrative expense, primarily consists of communication fees, office supplies, miscellaneous taxes, bank service charge, depreciation, and NASDAQ listing fee. For the three months ended September 30, 2019, other general and administrative expense decreased by $260,528, or 97.2%, as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, other general and administrative expense decreased by $315,427, or 34.6%, as compared to the nine months ended September 30, 2018. The decrease was mainly attributable to a decrease in insurance of approximately $206,000, a decrease in bank service charge of approximately $119,000 and a decrease in depreciation of approximately $140,000, offset by an increase in miscellaneous tax of approximately $57,000, an increase in parking fee of approximately $31,000 and an increase in other items of approximately $74,000.

Subsidy

The subsidy mainly consists of an incentive granted by the Chinese government to encourage the development of the ocean fishing industry in order to satisfy the demand of natural seafood in China and other miscellaneous subsidy from the Chinese government. For the three months ended September 30, 2019, subsidy decreased by $2,189,150, or 29.3%, as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, subsidy decreased by $3,241,262, or 38.0%, as compared to the nine months ended September 30, 2018. The change was mainly due to the government’s subsidy disbursement schedule.

Gain or Loss on fixed assets disposal

Gain or loss on fixed assets disposal represents the gain or loss on the disposal of fixed assets we recorded as it incurred. For the three months ended September 30, 2019, the gain on fixed assets disposal was $1,777 and for the three months ended September 30, 2018, the gain on fixed assets disposal was $49,626. For the nine months ended September 30, 2019 and 2018, the loss on fixed assets disposal was $164,375 and $2,129,124, respectively. This was mainly due to 27 fishing vessels being dismantled for modification and rebuilding project in 2018.

Income from operations

As a result of the factors described above, for the three months ended September 30, 2019, income from operations amounted to $6,611,255, as compared to income from operations of $14,439,330 for the three months ended September 30, 2018, a change of $7,828,075, or 54.2%. For the nine months ended September 30, 2019, income from operations amounted to $11,615,506, as compared to income from operations of $18,880,478 for the nine months ended September 30, 2018, a change of $7,264,972, or 38.5%.

Other income/expense

Other income/expense mainly include interest income from bank deposits, interest expense generated from short-term and long-term bank borrowings, foreign currency transaction gain, gain from cost method investment, and loss on equity method investment.

For the three months ended September 30, 2019, other expense, net, amounted to $2,200,862 as compared to other expense, net, of $702,445 for the three months ended September 30, 2018, an increase of $1,498,417, or 213.3%, which was primarily attributable to an increase in interest expenses of approximately $515,000 as a result of increase in bank loans, an increase in loss on equity method investment of approximately $36,000 and an increase in other expenses of approximately $985,000, offset by a decrease in foreign currency transaction loss of approximately $33,000 and a decrease in loss from cost method investment of approximately $2,000.

For the nine months ended September 30, 2019, other expense, net, amounted to $4,139,485 as compared to other expense, net, of $823,646 for the nine months ended September 30, 2018, an increase of $3,315,839, or 402.6%, which was primarily attributable to an increase in interest expenses of approximately $1,984,000 as a result of increase in bank loans, an increase in foreign currency transaction loss of approximately $183,000, a decrease in gain from cost method investment of approximately $47,000, an increase in loss on equity method investment of approximately $356,000, a decrease in interest income of approximately $13,000 and an increase in other expenses of approximately $732,000.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the three and nine months ended September 30, 2019 and 2018.

Net income

As a result of the factors described above, our net income was $4,410,393 for the three months ended September 30, 2019, as compared with net income of $13,736,885 for the three months ended September 30, 2018, a change of $9,326,492 or 67.9%. Our net income was $7,476,021 for the nine months ended September 30, 2019, as compared with net income of $18,056,832 for the nine months ended September 30, 2018, a change of $10,580,811 or 58.6%.

Net income attributable to owners of the Company

The net income attributable to owners of the Company was $4,032,534, or $0.05 per ordinary share (basic and diluted), for the three months ended September 30, 2019, as compared with net income attributable to owners of the Company of $12,603,065, or $0.16 per ordinary share (basic and diluted), for the three months ended September 30, 2018, a change of $8,570,531 or 68.0%.

The net income attributable to owners of the Company was $6,724,339, or $0.09 per ordinary share (basic and diluted), for the nine months ended September 30, 2019, as compared with net income attributable to owners of the Company of $16,420,842, or $0.21 per ordinary share (basic and diluted), for the nine months ended September 30, 2018, a change of $9,696,503 or 59.0%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries which are incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries which are incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and comprehensive income (loss). As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $5,966,142 for the three months ended September 30, 2019, as compared to a foreign currency translation loss of $6,297,631 for the three months ended September 30, 2018. We reported a foreign currency translation loss of $3,066,793 for the nine months ended September 30, 2019, as compared to a foreign currency translation loss of $8,348,613 for the nine months ended September 30, 2018. This non-cash loss had the effect of increasing/decreasing our reported comprehensive loss/gain.

Comprehensive (loss) income

As a result of our foreign currency translation adjustment, we had comprehensive loss for the three months ended September 30, 2019 of $1,555,749, compared to comprehensive income of $7,439,254 for the three months ended September 30, 2018. We had comprehensive income for the nine months ended September 30, 2019 of $4,409,228, compared to comprehensive income of $9,708,219 for the nine months ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government subsidy as the government incentive for encouraging development of ocean fishing industry. At September 30, 2019 and December 31, 2018, we had cash balances of approximately $20,420,000 and $1,967,000, respectively. The significant portion of these funds are located in financial institutions located in the PRC and will continue to be indefinitely reinvested in our operations in the PRC.

The following table sets forth a summary of changes in our working capital from December 31, 2018 to September 30, 2019:

			December 31, 2018 to September 30, 2019
	September 30, 2019	December 31, 2018	Change	Percentage Change
Working capital deficit:
Total current assets	$85,293,343	$15,457,828	$69,835,515	451.8%
Total current liabilities	113,233,823	73,073,227	40,160,596	55.0%
Working capital deficit:	$(27,940,480)	$(57,615,399)	$29,674,919	(51.5)%

Our working capital deficit decreased $29,674,919 to a working capital deficit of $27,940,480 at September 30, 2019 from working capital deficit of $57,615,399 at December 31, 2018. This decrease in working capital deficit is primarily attributable to an increase in accounts payable of approximately $16,984,000 due to the vessel construction, an increase in long-term bank loans - current portion approximately of $43,189,000 due to the repayment schedule, an increase in accrued liabilities and other payables of approximately $2,138,000, an increase in lease liability of approximately $437,000 due to the adaptation of ASU 2016-02, a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $4,241,000, offset by an increase in prepaid expenses of approximately $303,000, an increase in due from related parties of approximately $40,039,000, an increase in inventories, net of reserve for inventories, of approximately $15,413,00 due to our business expansion resulting from more fishing vessels put in operations, a decrease in accounts payable - related parties of approximately $2,926,000 and a decrease in due to related parties of approximately $19,532,000.

In order to mitigate our liquidity risk, we plan to rely on the proceeds from loans from banks and/or financial institutions to increase working capital in order to meet capital demands. In addition, we expect Mr. Zhuo, the Chief Executive Officer and Chairman of the Board, to continue to provide financial support to the Company when necessary. We also expect to continue to receive government subsidy from local and central government for modifying and rebuilding vessel projects.

Because the exchange rate conversion is different for consolidated balance sheets and consolidated statements of cash flows, the changes in assets and liabilities reflected on consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on consolidated balance sheets.

Cash flows for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

The following summarizes the key components of our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by operating activities	$(8,054,141)	$23,979,969
Net cash used in investing activities	(72,438,901)	(16,613,153)
Net cash provided by (used in) financing activities	99,809,172	(1,098,370)
Effect of exchange rate on cash	(862,543)	(574,848)
Net increase in cash	$18,453,587	$5,693,598

Net cash flow used in operating activities was $8,054,141 for the nine months ended September 30, 2019 as compared to net cash flow provided by operating activities of $23,979,969 for the nine months ended September 30, 2018, a change of $32,034,110.

●

Net cash flow used in operating activities for the nine months ended September 30, 2019 primarily reflected our net income of approximately $7,476,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $7,669,000, an increase in allowance for doubtful accounts of approximately $13,000, a decrease in reserve for inventories of approximately $371,000, loss on equity method investment of approximately $478,000, loss on disposal of fixed assets of approximately $164,000 and impairment loss of fishing vessels of approximately $2,533,000, and changes in operating assets and liabilities primarily consisting of an increase in inventory of approximately $15,713,000 due to our business expansion resulting from more fishing vessels put in operations, an increase in prepaid expenses of approximately $333,000, an increase in other receivables- related parties of approximately $359,000, a decrease in accounts payable of approximately $3,966,000, a decrease in accounts payable-related parties of approximately $2,920,000 and a decrease in due to related parties of approximately $9,433,000, offset by a decrease in accounts receivable of approximately $4,171,000 and an increase in accrued liabilities and other payables of approximately $1,552,000.

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

Net cash flow used in investing activities was $72,438,901 for the nine months ended September 30, 2019 as compared to $16,613,153 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we made payments for purchase of property, plant and equipment of approximately $105,568,000, offset by proceeds received from government subsidy for fishing vessel construction of approximately $33,129,000. During the nine months ended September 30, 2018, we made payments for purchase of property, plant and equipment of approximately $21,915,000, offset by proceeds received from government subsidy for fishing vessel construction of approximately $5,302,000.

Net cash flow provided by financing activities was $99,809,172 for the nine months ended September 30, 2019 as compared to net cash flow used in financing activities of $1,098,000 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we received long-term bank loans of approximately $163,552,000, offset by the repayments of long-term bank loans of approximately $11,964,000 and advances to related parties of approximately $10,111,000 and advances from related parties of approximately $41,668,000. During the nine months ended September 30, 2018, we received advances from related parties of approximately $3,713,000 and proceeds from short-term bank loan of approximately $15,185,000, offset by the repayments of short-term bank loans of approximately $14,634,000, the repayment of long-term bank loans of approximately $2,991,000 and cash made for dividend payments of approximately $2,372,000.

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

The following tables summarize our contractual obligations as of September 30, 2019 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Office lease obligation	$983	$480	$503	$-	$-
Short-term bank loans (1)	4,956	4,956	-	-	-
Long-term bank loans	176,801	51,676	47,646	49,909	27,570
Total	$182,740	$57,112	$48,149	$49,909	$27,570

(1)	Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing probable incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgements used in determining the allowance for loan losses, as well as the credit quality and underwriting standards of an organization’s loan portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In October 2019, FASB approved the extension of the effective date for adoption of ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 31, 2022, including interim periods therein. Early adoption is permitted in fiscal years beginning after December 31, 2018. The Company is currently evaluating the alternative methodologies available and assessing its data and system needs to implement this ASU.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity price risk

Oil cost accounts for approximately 77.2% and 64.0% of our total cost of revenue for the three and nine months ended September 30, 2019, respectively. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at September 30, 2019 and did not employ any commodity price derivatives in the nine months ended September 30, 2019.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $44,092 for the nine months ended September 30, 2019 based on our revenue, costs and expenses, and assets and liabilities denominated in RMB as of September 30, 2019. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $181.8 million at September 30, 2019. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our interest on our borrowings by approximately $40,130. The potential change in interest amount is calculated based on the change in the interest amount over a one year period due to an immediate 100 basis point change in interest rates.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended September 30, 2019, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: November 8, 2019	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman and Chief Executive Officer

Date: November 8, 2019	By:	/s/ Roy Yu
Roy Yu
Chief Financial Officer