Form 10-K
period 2019-12-31
Pingtan Marine Enterprise Ltd.
filed 2020-03-16
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $93.9 million on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s ordinary shares outstanding as of March 16, 2020 was 79,055,053.

2019 ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievement to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

●	anticipated growth and growth strategies;

●	need for additional capital;

●	conducting fishing operations and locating or re-locating vessels, in foreign waters and related license requirements;

●	actions taken by government regulators, such as the Indonesian moratorium, or reports or allegations of illegal activity by us, related parties or those with which we conduct business;

●	our ability to successfully manage relationships with customers, distributors and other important relationships;

●	technological changes;

●	competition;

●	demand for our products and services;

●	operational, mechanical, climatic or other unanticipated issues;

●	the deterioration of general economic conditions, whether internationally, nationally or in the local markets in which we operate;

●	global or national health concerns, including the outbreak of pandemic or contagious diseases such as the COVID-19 pandemic;

●	legislative or regulatory changes that may adversely affect our business; and

●	other risks, including those described in the “Risk Factors” discussion of this annual report.

We undertake no obligation to update any such forward looking statement, except as required by law.

ii

PART I

ITEM 1. BUSINESS

Reference herein to the “Company,” “PME,” “we,” “our” or “us,” means Pingtan Marine Enterprise Ltd. and includes its subsidiaries, unless the contest requires otherwise.

Our Business

We are a marine enterprise group primarily engaging in ocean fishing through our operating subsidiary, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd., or Pingtan Fishing, which is organized in the People’s Republic of China (“PRC”). We carry out marine fishing operations in the international waters and the approved waters in access fishing countries with many of our owned vessels or licensed vessels for which we have exclusive operating license rights. We provide high quality seafood to a diverse group of customers including distributors, restaurant owners and exporters in the PRC.

We initially had a fishing fleet of 40 vessels in 2013. By June 2015, we have expanded the number of vessels to 135 through construction of 3 new vessels, purchase of 72 licensed vessels and acquisition of 20-year exclusive operation rights to 20 vessels. Our fishing fleet consists of vessels of diversified fishing methods ranging from trawling, drift netting, light luring seine, long line fishing to squid jigging.

From 2017 to 2018, we purchased 2 refrigerated transport vessels and 4 squid jigging vessels. Of those vessels, 2 transport vessels and 2 squid jigging vessels finished renovation in subsequent years and were deployed to international waters. The remaining 2 squid vessels’ ownership transfer was not yet completed, but the Company is entitled to 100% of the operations and net profits (losses) from the vessels.

In April, 2018, we had 27 fishing vessels that received approval from the MOA to operate in the international waters after completion of the modification and rebuilding projects. The 27 vessels were rebuilt and modified into 20 squid jigging vessels and 7 light luring seine vessels and have been deployed to sea for operations in late 2018 and early 2019.

In 2019, the Company had 30 fishing vessels that received approval from the MOA to operate in the international waters after completion of the modification and rebuilding projects. The 30 vessels were rebuilt and modified into 15 squid jigging vessels and 15 light luring seine vessels. All the 30 vessels finished renovation in 2019 and were deployed to the international waters for operations. In late 2019, we further applied to the MOA for permits to modify and rebuild 10 fishing vessels.

As of December 31, 2019, we owned 41 squid jigging vessels, 26 trawlers, 25 seine vessels, 13 drifters, 4 longline fishing vessels, and 2 transport vessels, had exclusive operating license rights to 20 drifters, and also had 10 squid jigging vessels which were in the modification and rebuilding project.

Among the 141 vessels, 69 were located in international waters, 12 were located in the Bay of Bengal in India, 13 were located in the PRC, 37 were located in the Arafura Sea in Indonesia; and the remaining 10 vessels were in the modification and rebuilding projects.

We catch nearly 30 different species of fish, including squid, ribbon fish, croaker fish and cuttle fish. All of our catch is shipped back to the PRC. We arrange chartered transportation ships to deliver frozen stocks to cold storage warehouses located in one of the PRC’s largest seafood trading centers, Mawei Seafood Market in Fujian Province.

We derive our revenue primarily from the sale of frozen seafood products. We sell our products directly to customers, including seafood processors, distributors, restaurant owners and exporters. Most of our customers have long-term, cooperative relationships with us. Our existing customers also introduce new customers to us from time to time. In July 2017, we entered into an exclusive strategic cooperation agreement to sell our fish products directly to consumers online. Based on past experiences, demand for seafood products is the highest from December to January, during Chinese New Year. We believe that our profitability and growth are dependent on our ability to deploy our vessels to new fishing grounds and our ability to expand our customer base.

Government Permits and Approvals

We are required to go through a series of procedures to obtain all approvals necessary to fish in the designated fishing areas.

Step one: Obtaining Vessel Building Permits

First, we have to file a vessel building application to the relevant governmental authorities in Fujian to obtain the Fishing Vessel and Net Tools Building Permits. Governmental authorities in Fujian verify Pingtan Fishing’s qualifications for pelagic fishing and pass on the verified and approved application documents to affiliates of the MOA for further confirmation. Once confirmed, the certificates are issued to Pingtan Fishing.

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

Step five: Fishing Project Approval and Departure to Fishing Areas

After we have submitted all required documents to the relevant governmental authorities and completed all procedures required for departure, we receive confirmation of pelagic fishing project approval from affiliates of the MOA. Once we obtain such confirmation, our vessels can depart to the applicable fishing destination country. Fish caught at the destination may then be shipped back and be declared at the PRC customs.

Operations

Harvesting Operations

The fishing vessels can carry up to one-month of supplies. The captains of the vessels utilize sophisticated technology to identify, among other things, fishing areas, time to cast and draw in the nets, vessel speed and sailing direction allowing the vessels to optimize the catch and resource value. Nearby fishing groups share real-time fishing information through wireless radio equipment. The catch is separated based on species and sizes and is frozen immediately. Once the storage of a fishing vessel is at capacity, the catch is shipped to our cold storage located in Mawei.

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

We have secured several cold storages located in one of the PRC’s largest seafood trading centers, MaWei seafood market. The monthly rent for Fuxin cold storage is RMB70 (US$10) per square meter and the leases are renewable annually. The following table sets forth information regarding the cold storages we currently rent as of December 31, 2019:

Monthly
Cold Storage	rent (US$)
Fuxin#201	$10,604
Fuxin#203	10,604
Fuxin#503	10,604
Total	$31,812

Sales, Marketing and Distribution

We market, sell and distribute products all over China, including the Fujian, Shandong and Zhejiang provinces. Squid, ribbon fish and cuttle fish were the main types of seafood sold for the year ended December 31, 2019, representing 65.5% of our sales.

As of December 31, 2019, we sold our fish to over 70 distributors and retailers by acting as a wholesaler. We serve a wide customer base and two customers accounted for more than 10% of our sales for the year ended December 31, 2019.

Vessels

As of December 31, 2019, we owned 41 squid jigging vessels, 26 trawlers, 25 seine vessels, 13 drifters, 4 longline fishing vessels, and 2 transport vessels, had exclusive operating license rights to 20 drifters, and also had 10 squid jigging vessels which were in the modification and rebuilding project.

Among the 141 vessels, 69 were located in international waters, 12 were located in the Bay of Bengal in India, 13 were located in the PRC, 37 were located in the Arafura Sea in Indonesia, and the remaining 10 vessels were in the modification and rebuilding projects.

Business Strategy

We are committed to developing our business to become a global, integrated seafood company. We plan to enlarge our fishing fleet in the next few years through organic growth and acquisition opportunities of potential targets, domestically and abroad.

We are actively seeking opportunities to expand to other fishing grounds worldwide including North America, South America and the High Sea, which will further diversify the fish types we harvest. We are also planning to extend to fish processing and trading business.

Competition

As vessels with access to the pelagic fishing operations are restricted to a limited number, we believe that competition within our designated fishing areas is not significant.

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

Employees

As of December 31, 2019, we had 2,060 employees. The following table sets forth the number of employees by function as of December 31, 2019:

	Number of Employees	% of Total
Management and administrative staff	57	2.8%
Crew members	2,003	97.2%
Total	2,060	100.0%

In 2019, we contracted six third-party labor companies to provide crew labor dispatching service. We pay the hiring costs based on the actual fees incurred on monthly basis. Welfare and benefit payments for such personnel are covered by the companies supplying the crew members.

Company History

China Equity Growth Investment Ltd. (“CGEI”) was incorporated in the Cayman Islands as an exempted limited liability company and a blank check company on January 18, 2010 and changed its name to Pingtan Marine Enterprise Ltd. in February 2013.

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

Merchant Supreme, through its PRC VIE, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd. (“Pingtan Fishing”) engages in ocean fishery with its fleet of self-owned vessels and vessels with exclusive operating license rights within Indian EEZ and Arafura Sea of Indonesia.

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

The following diagram illustrates our corporate structure as of December 31, 2019:

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

ITEM 1A. RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in our 2019 Annual Report. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Risks Relating to Our Business

The Indonesian government’s moratorium on fishing license renewals in 2014 has had and will continue to have a significant negative impact on our results of operations and financial condition.

In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s MMAF could combat illegal fishing and rectify ocean fishing order. In February 2015, we ceased all fishing operations in Indonesia. During the moratorium, we were informed that fishing licenses of four vessels operated through PT. Avona, one of the local companies through which we conduct business in Indonesia, and the fishery business license of PT. Dwikarya, the other local company through which PME conducts business in Indonesia, were revoked. As a result and because license renewal was prohibited due to the general moratorium, all local fishing licenses of the Company’s vessels in Indonesia are presently inactive. The MMAF has not yet restored license issuing or renewal process for vessels built abroad. As the MMAF has not implemented new fishing policies and resumed the license renewal process, we do not know when exactly licensing and renewal will start. Furthermore, due to the general fishing moratorium in Indonesia, no local port is currently permitted to obtain licenses for foreign fishing vessels. Since we derived a majority of our revenue from Indonesia before the moratorium, this ban has caused a significant drop in our production and has had and will continue to have a negative impact on our results of operations and financial condition.

Our business activities for fiscal 2020 are expected to be adversely affected by the COVID-19 pandemic.

In December 2019, a novel strain of coronavirus causing respiratory illness, or COVID-19, has surfaced in Wuhan, China, spreading at a fast rate in January and February of 2020, and confirmed cases were also reported in other parts of the world. In reaction to this outbreak, an increasing number of countries imposed travel suspensions to and from China following the World Health Organization’s “public health emergency of international concern” (PHEIC) announcement on January 30, 2020. Since this outbreak, domestic business activities in China have been disrupted by a series of emergency quarantine measures taken by the government.

Emergency quarantine measures and travel restrictions caused business disruptions in many sectors across China, which we expect to seriously slow down our business operation for at least the first quarter of 2020. Our sales have been and will continue to be adversely affected as the results of these measures. The Company rolled out active precaution measures and has gradually resumed work since mid-February to reduce the impact on the Company’s production and operation.

The extent to which COVID-19 negatively impacts our business is highly uncertain and cannot be accurately predicted. We believe that the coronavirus outbreak and the measures taken to control it may have a significant negative impact on economic activities in China. Our sales are conducted in China. The magnitude of this negative effect on the continuity of our business operation in China remains uncertain. These uncertainties impede our ability to conduct our daily operations and could materially and adversely affect our business, financial condition and results of operations.

Actions taken by government regulators or reports or allegations of illegal activity by us, related parties or those with which we conduct business could have a material adverse effect on our business and results of operations.

The Company has been the subject of media reports alleging that our vessels, the ports we use to conduct our fishing operations and related parties have engaged in illegal activities. Allegations of illegal activity by and actions taken by government regulators against our vessels, related parties and companies with which we conduct business may harm our business reputation, materially and adversely affect our results of operations and cause a decrease in our stock price.  If the local ports and entities through which we conduct our fishing operations are unable to renew or obtain new business licenses, or we are unable to enter into arrangements with other ports and entities for our fishing operations or our fishing vessels are unable to renew or obtain new local licenses, our business and results of operations may be materially and adversely affected.  Furthermore, our business and results of operations may be materially adversely affected if we cannot quickly and efficiently re-locate our vessels or if our vessels are unable to catch and produce as much product prior to relocating. Regulations, actions, and activities taken by government regulators may, directly or indirectly, require us to modify our operations and business strategy, which we may be unable to do in a cost-effective manner, and may result in the suspension or even loss of our licenses or authorizations to operate, detaining of our vessels, or the assessment of penalties or fines, which could have a material adverse effect on business and our results of operations.

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

We will need additional financing in order to execute our business plan, which may not be available to us on commercially reasonable terms.

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

Separately, our business and operating results also could be adversely affected by changes in policies of the Chinese government such as: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on currency conversion, imports on sources of supplies; or the expropriation or nationalization of private enterprises. Although the Chinese government has been pursuing economic reform policies for approximately two decades to liberalize the economy and introduce free market aspects, the government may not continue to pursue such policies and such policies may be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social life.

The cost of complying with governmental regulations in foreign countries may adversely affect our business operations.

We may be subject to various governmental regulations in foreign countries. These regulations may change depending on prevailing political or economic conditions. In order to comply with these regulations, we believe that we may be required to obtain permits for our vessels and fishing operations and file reports concerning our operations. These regulations affect how we carry on our business, and in order to comply with them, we may incur increased costs and delay certain activities pending receipt of requisite permits and approvals. If we fail to comply with applicable regulations and requirements, we may become subject to enforcement actions, including orders issued by regulatory or judicial authorities requiring us to cease or curtail our operations, or take corrective measures involving capital expenditures, installation of additional equipment or remedial actions. We may be required to compensate third parties for loss or damage suffered by reason of our activities, and may face civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing our operations and activities could affect us in a materially adverse way and could force us to increase expenditures or abandon or delay certain of our fishing operations.

We have entered into certain pledge agreements pledging 35 fishing vessels as collateral to secure loans to related parties, Hong Long and Global Deep Ocean. The pledge has no beneficial purpose for us and we could lose our fishing vessels if Hong Long or Global Deep Ocean were to default on the loans, which could be detrimental for our operations.

In December 2015, we entered into a pledge contract with The Export Import Bank of China pursuant to which we pledged 12 fishing vessels with carrying amounts of approximately $6,960,000, as collateral to secure Hong Long’s $2,700,000 in long-term loans from the financial institution, which are due on November 21, 2021. In November 2019, we entered into another pledge contract with The Export Import Bank of China pursuant to which we pledged 11 fishing vessels with carrying amounts of approximately $19,700,000, as collateral to secure Hong Long’s $25,800,000 in short-term loans from the financial institution, which are due on November 21, 2020. In December 2019, we entered into another pledge contract with the Fujian Haixia Bank pursuant to which we pledged 1 fishing vessels with carrying amounts of approximately $6,400,000, as collateral to secure Hong Long’s $5,700,000 in short-term loans from the financial institution, which are due on December 30, 2020.

In March 2018, we entered into a pledge contract with The Export Import Bank of China pursuant to which we pledged 11 fishing vessels with carrying amounts of approximately $7,700,000, as collateral to secure Global Deep Ocean’s $50,170,000 in long-term loans from the financial institution, which are due on September 21, 2025.

Consequently, if Hong Long or Global Deep Ocean was to default on the loans and we would lose the vessels, it could be detrimental for our operations. As of December 31, 2019, no accrual is established because we have assessed our risk of loss on the default on the loans to be remote.

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

Most of our officers and directors reside outside of the United States. In addition, our operating subsidiaries are located in the PRC and all of their assets are located outside of the United States. The PRC does not have a treaty with United States providing for the reciprocal recognition and enforcement of judgments of courts. Therefore, it may be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts.

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

Pingtan Fishing has not entered into employment agreements with some of its employees, basically the root-level employees, none of whom has endowment insurance, basic medical insurance, insurance against injury at work, maternity insurance and unemployment insurance. Due to the lack of these employment arrangements, we may be subject to overdue payment and fines and in turn our financial condition and results of operations may be adversely affected.

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

All of our PRC subsidiaries are companies registered in Fujian Province. The PRC State Administration for Industry and Commerce and its local counterparts, or collectively SAIC, is the PRC government authority governing the market supervision and administrative enforcement of various business licensing laws. According to the relevant SAIC regulations, certain corporate records of a company should be filed with SAIC, for example, the annual financial report, shareholder changes, amendments of articles of association, registered capital changes, capital verification reports and equity interest pledge registration. In Fujian Province, an individual can gain access to information filed with SAIC only with the authorization of the company for which such information is filed. Alternatively, access to information can be granted by an order of a PRC people’s court, provided that the individual requesting the information is a party to litigation involving the company in question. Due to such restrictions, investors will have limited access to corporate records filed with the SAIC by our PRC subsidiaries.

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

The statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenue, operating expenses and net income for our operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our operations. We are exposed, to foreign exchange rate fluctuations in converting the financial statements of foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, if we have, assets or liabilities that are denominated in currencies other than the relevant entity’s functional currency, changes in the functional currency value of these assets and liabilities would create fluctuations that lead to a transaction gain or loss. Although our major operations are conducted overseas, our sales are conducted in the PRC and in RMB, which is our functional currency. The average exchange rate used in translating the results of operations and cash flows for the years ended December 31, 2019 and 2018 from RMB to U.S. dollars was 6.8985 and 6.6174, respectively, which represented a 4.25% depreciation from 2018 to 2019 in the value of the RMB against the U.S. dollar. The average exchange rate used in translating the results of operations and cash flows for the years ended December 31, 2018 and 2017 from RMB to U.S. dollars was 6.6174 and 6.7518, respectively, which represented a 1.99% appreciation from 2017 to 2018 in the value of the RMB against the U.S. dollar. We have not entered into agreements or purchased instruments to hedge exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge such exchange rate risks.

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

The current PRC Companies Law provides that shareholders must make the full amount of capital contribution subscribed to by such shareholder under the articles of association of the company. The form of capital contribution may be currency or non-currency property, such as property, intellectual property rights and land-use rights that can be evaluated in the form of currency and transferred in accordance with the applicable law. Under the PRC Companies Law, the non-currency property to be contributed as capital shall undergo an asset valuation and verification, and shall not be overvalued or undervalued. The property rights of such non-currency property shall be transferred in accordance with legally prescribed procedures. If a company obtains company registration in violation of the PRC Companies Law by making false statement of registered capital, submitting false certificates or by concealing material facts through other fraudulent means, the company shall be ordered to make rectification. In the event false statements regarding registered capital were made, the company shall also be fined no less than five percent but no more than fifteen percent of the amount of registered capital falsely stated. Further, a company submitting false certificates or concealing material facts may be fined no less than RMB 50,000 but no more than RMB 500,000.

Pingtan Fishing was established in February 1998 with registered capital of RMB 10,000,000, by three founders, Fujian Pingtan County Fishing Development Co., Fujian Pingtan County Shengfa Pingtan Fishing Co., Ltd. and Fujian Pingtan County Shunda Fishing Co., Ltd., all of whom made in-kind contributions to Pingtan Fishing. However, no information regarding any specific category of in-kind contribution was disclosed in the registration records of Pingtan Fishing in Pingtan County SAIC. Further, no assessment report or materials regarding the title transfer for such in-kind contributions were disclosed in the registration record.

In September 2002, Fujian Pingtan County State-owned Asset Operation Co., Ltd., or Pingtan State-owned Co., a PRC state-owned enterprise, injected investment of non-currency property, which was half of its land-use right in an area in Pingtan County, at the price of RMB 7,000,000 and obtained 70% equity interest in Pingtan Fishing. However, the transfer procedure for such land-use right has not been conducted and the registered capital of Pingtan Fishing was never changed.

The local government authority for company registration has confirmed that since its establishment no information record has been found regarding the violation of the applicable governmental company management laws by Pingtan Fishing. However, due to the lack of certain documents in the registration record of Pingtan Fishing, if the applicable company registration authority determines that Pingtan Fishing has had one or more deficiencies in its historical capital contributions, we may be subject to the fines.

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

On December 10, 2004, Fujian Yihai Investment Co., Ltd and Chen Cheng obtained all the equity interest in Pingtan Fishing by an equity interest transfer from the former shareholders, or the 2004 Equity Transfer, including Pingtan State-owned Co., and the registered capital of Pingtan Fishing increased to RMB 25,000,000. A state-owned asset transfer was involved in the equity interest transfer, as Pingtan State-owned Co. is a state-owned company. According to State-owned Assets Regulations, such equity interest transfer should be determined by the Fuzhou municipal state-owned asset supervising authority and approved by the Fuzhou Municipal Government. However, the applicable approval was not obtained at the time of the 2004 Equity Transfer, which was only approved by Pingtan County Government. According to 1999 PRC Contract Law, a contract shall be null and void under any of the following circumstances: (1) a contract is concluded through the use of fraud or coercion by one party to damage the interests of the state; (2) malicious collusion is conducted to damage the interests of the state, a collective or a third party; (3) an illegitimate purpose is concealed, under the guise of legitimate acts; (4) public interests are damaged; or (5) a violation the compulsory provisions of the laws and administrative regulations. Currently, none of the violations described above have been found with regard to the equity transfer contract for the 2004 Equity Transfer. Given that the 2004 Equity Transfer has been confirmed by Pingtan Government, Pingtan Fishing believes that it is unlikely that the transfer will be determined to be invalid. However, the government authority may reach the different conclusion and we may face an order of rectification, which would be time consuming and our business operations may be adversely affected.

We may be subject to certain penalties due to Pingtan Fishing lacking various PRC certificates or licenses and our business may be affected by the failure to renew some such certificates or licenses.

According to the PRC Fishing Vessels Inspection Regulation promulgated by PRC National Council in June 2003, if a fishing vessel operates without the Inspection Certificate after the applicable inspection process, such vessel may be confiscated by the relevant authority. The owner of a fishing vessel who does not apply for the required operation inspection for such vessel can be ordered to cease operations and apply for inspection within the time limit required by the relevant authority. In the event that a company fails to apply for an annual inspection, as ordered by the relevant authority, the company may be fined between RMB 1,000 to RMB 10,000 and the Annual Inspection Certificates held by the company may be temporarily suspended.

According to PRC Radio Management Regulations promulgated by the PRC National Council and PRC Centre Military Committee in September 1993, as well as the License of Radio Station Management Regulations promulgated by Ministry of Industry and Information Technology in February 2009, a company who sets up or uses a radio station in a vessel must obtain a Radio Station License. Failing to do so may result in a fine of up to RMB 5,000 and the radio station facilities may be confiscated.

The PRC is a member of 1973 International Pollution Prevention Convention, amended in 1978. According to the provisions of such convention and relevant PRC laws and regulations, the vessels owned by Pingtan Fishing should have a Sewage Pollution Prevention Certificates. We may be subject to a fine of up to RMB 200,000 once our vessels enter into PRC territorial seas due to lacking the certificate and relevant facilities for pollution prevention.

According to the PRC Fishery Management Regulation promulgated by PRC Ministry of Agriculture in April 2003, in the event that an enterprise has not obtained a valid inspection certificate or any other applicable certificates, such company may be subject to penalties imposed by applicable governmental authorities. Further, an enterprise carrying out its ocean fishery business without the approval of the MOA may be subject to penalties imposed by applicable governmental authority pursuant to applicable laws and regulations. The most serious penalty is permanent suspension of its fishing business operation.

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

Pingtan Fishing has not bought the required social insurance for some of its employees and may be the subject of fines by the relevant authority.

The PRC Social Insurance Law provides that the employers should apply for the social insurance registration to the social insurance authority for their employees within thirty days from the employment date. The employees should have the basic endowment insurance, basic medical insurance, work-related injury insurance, unemployment insurance and applicable maternity insurance for its employees. The premium of work-related injury insurance and maternity insurance should be paid by the employers and the premium of the other three kind of insurance should be paid by the employees and employers jointly. Employers who have not managed the application of social insurance registration in time may be ordered by the social insurance authority to make the rectification and may be fined for the twice or triple of the unpaid premium for any delay in such rectification. Employers who have not paid the premium of applicable social insurance for their employees should be ordered to make the payment in time and be charged an overdue fine in the amount of 5/10,000 per day of the unpaid premium from the due date, and, if they have not paid in time as required by such order, may be fined for an amount of twice to triple the unpaid premium. Further, employers have the obligations to withhold the premium of endowment insurance, medical insurance and unemployment insurance and for their employees, and should be charged 5/10,000 per day of the overdue withholding premium by the social insurance authority. Due to this lack of insurance, we may be subject to overdue payment and fines and in turn our financial condition and results of operations may be adversely affected. We are actively endeavouring to purchase the social insurance for these employees and taking other remedial action. However, such actions may not be completed on a timely basis, or at all, and may not avoid fines or other penalties. As of December 31, 2019, there had been no fines nor penalties requested by the social insurance authority. Per our estimation, US$4,679,829 social insurance has been accrued as of December 31, 2019.

We may be subject to fines for the violation of Fishing Management Regulations.

PRC laws set forth rigorous standards to the amount and qualification of the seamen serving on vessels. The applicable laws include, among other things, the 1983 PRC Navigation Safety Act, Provisions for Administration of Pelagic Fishery which was promulgated by MOA on April 14, 2003, the PRC Seamen Regulations which was promulgated by State Council on March 28, 2007, Fishing Port Navigation Safety Management Regulations which was promulgated by State Council on May 5, 1989, and Provisions of the PRC on Marine and Maritime Administrative Penalty which was promulgated by Ministry of Communications on July 10, 2003. All these laws and regulations, collectively referred to as the Fishing Management Regulations, provide that the vessels should be equipped with qualified seamen, in a number required by the standard criteria to ensure the safety of such vessels and the seamen in Pingtan Fishing’s vessels should be trained by the professional training institution permitted by MOA and hold a Professional Sailor Certificate and the Professional Training Qualification. Further, the owners of the Pingtan Fishing’s enterprises must apply for a Seafarer’s Passport for the seamen on their vessels and the seamen in the voyage or assisting with marine engine work must have a Certificate of Competence. The owner or operator of the vessel may be ordered to rectify the failure to equip vessels with qualified seaman according to the standard quota to ensure the vessels’ safety. Should there be any related gains, the owner or operator of the vessel are subject to a fine of less than three times of the related gains and up to RMB 30,000 for such violation or for the seamen on such vessels lacking valid Certificates of Competence.

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

Under the Administrative Regulation on Housing Provident Fund, an employer must make a housing fund payment, deposit registration upon its establishment and pay the housing fund for and on behalf of its employees at a percentage between 5% and 12% of the respective employee’s monthly average wage of the preceding year. If an employer fails to make the housing fund payment and deposit registration, the housing fund administration authority may order it to complete the registration within a time limit or be assessed a fine of RMB 10,000 to RMB 50,000. Where an employer is overdue in the payment and deposit of, or underpays, the housing provident fund for and on behalf of its employees, it may be ordered by the housing fund administration authority to deposit the fund within a prescribed time limit, as well as to pay a late payment fee of 0.3% per day of such amount from the due date. Due to inconsistent implementation and interpretation by local authorities in the PRC and different levels of acceptance of the social security system by employees, Pingtan Fishing has not made sufficient housing fund payment and deposit registration or paid the housing fund for and on behalf of its employees. In the future, we may be required to make housing fund payments, for both late fees and fines for non-compliance. For 2019, the amount of housing fund payment is estimated to be US$26,000.

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

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required under Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting. In addition, an independent registered public accounting firm must attest to and report on the effectiveness of the company’s internal control over financial reporting. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2019. See “Item 9A. Controls and Procedures.”

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

The prices at which our ordinary shares are traded will likely be volatile.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 18-19/F, Zhongshan Building A, No. 154 Hudong Road, Fuzhou, PRC. On July 31, 2012, we entered into an office lease agreement with Ping Lin, the wife of Xinrong Zhuo, the Company’s Chairman and Chief Executive Officer, for approximately 100 square meters of space. Annual lease payments were approximately US$12,200 in 2019.

On January 1, 2015, we entered into a service agreement with Hai Yi Shipping Limited, an affiliate company domiciled in Hong Kong, that provided the Company the use of premises of approximately 194 square meters located at Suites 5201-3, 52/F, The Center, 99 Queen’s Road Central, Central, Hong Kong as office, and clerical and administrative support and consultation services. On January 1, 2018, the Service Agreement was renewed to February 28, 2018 under the same conditions. On March 1, 2018, the Company entered into a lease agreement directly with the landlord under the same conditions that expires on February 28, 2021.We incurred and paid approximately US$457,000 in 2019.

We have secured several cold storages located in one of the PRC’s largest seafood trading centers, MaWei seafood market. The monthly rent for the cold storage is RMB70 (US$10) per square meter and the leases are renewable annually. The following table sets forth information regarding the cold storages we currently rent as of December 31, 2019:

Monthly
Cold Storage	rent (US$)
Fuxin#201	$10,604
Fuxin#203	10,604
Fuxin#503	10,604
Total	$31,812

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

On June 23, 2017, a purported securities class action complaint, Zheng v. Pingtan Marine Enterprise Ltd., Xinrong Zhuo and Roy Yu, was filed in the U.S. District Court for the Eastern District of New York alleging violations of Section 10(b), and Rule 10b-5 thereunder, and Section 20(a) of the Securities Exchange Act of 1934 (the “Complaint”). The Complaint alleged that the Company and the executive officers made materially false and misleading statements in filings with the SEC regarding the Company’s business operations. The Complaint was brought on behalf of a putative class of persons who purchased or otherwise acquired Pingtan securities between August 8, 2016 and May 10, 2017 and seeks an unspecified amount of compensatory damages. An amended complaint, which expands the putative class period to March 9, 2016 through May 10, 2017, was filed on May 29, 2018 (the “Amended Complaint”). On April 11, 2019, the District Court granted the Company’s motion to dismiss the Amended Complaint, and on August 14, 2019, the U.S. Court of Appeals for the Second Circuit dismissed the plaintiff’s appeal of the District Court’s ruling.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares are listed on the NASDAQ Capital Market under the symbol “PME.”

Holders of Record

On March 13, 2020, the closing sale price of our shares of ordinary shares was US$1.15 per share and there were 79,055,053 ordinary shares. On that date, our ordinary shares were held by approximately 200 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

There were no dividends declared and paid during 2019. For the first three quarters during 2018 and each quarter during 2017, we declared and paid cash dividends of US$0.01 per ordinary share outstanding. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. We can pay dividends only out of our profits or other distributable reserves and dividends or distribution will only be paid or made if we are able to pay our debts as they fall due in the ordinary course of business. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, operating results, current and anticipated cash needs and regulations governing dividend distributions by wholly foreign owned enterprises in China.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this annual report, we have no equity compensations plans for any of our employees, directors and consultants.

Purchases of Equity Securities

During the quarter ended December 31, 2019, we did not purchase any of our equity securities, nor did any person or entity purchase any of our equity securities on our behalf.

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

The following graph compares the cumulative total return on our common stock with the Nasdaq Composite Index (NASDAQ Composite) and the Russell MicroCap Index for the period from December 31, 2014 through December 31, 2019. We use the Russell MicroCap Index because of the relatively limited number of peer companies in the SIC Code 900. These comparisons assume the investment of US$100 on December 31, 2014 and the reinvestment of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

The following two tables set forth selected consolidated statement of financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, which are derived from our audited consolidated financial statements. Our consolidated financial statements are prepared in accordance with U.S. GAAP. Our historical results for any period are not necessarily indicative of results to be expected for any future period. You should read the following selected financial information in conjunction with the consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended December 31,
	2019	% of	2018	% of	2017	% of
	US$	Revenue	US$	Revenue	US$	Revenue
	(in thousands, except for percentages, per share and operating data)
Consolidated Statement of Income Data:

Revenue
Squid	$35,503	39.6%	$2,935	4.6%	$9,099	14.4%
Ribbon fish	12,237	13.7%	13,327	20.7%	16,913	26.8%
Cuttle fish	10,922	12.2%	1,440	2.2%	691	1.1%
Peru squid(whole)	7,512	8.4%	3,008	4.7%	1,647	2.6%
Croaker fish	4,884	5.4%	11,526	17.9%	23,232	36.8%
Others	18,564	20.7%	32,020	49.9%	11,628	18.3%
Total Revenue	89,622	100%	64,256	100%	63,210	100.0%

Cost of revenue
Fuel cost	42,593	47.5%	21,696	65.3%	25,556	62.0%
Labor cost	8,499	9.5%	4,211	12.7%	6,607	16.1%
Depreciation	5,676	6.3%	3,350	10.1%	5,436	13.2%
Freight	4,701	5.2%	2,599	7.8%	1,626	4.0%
Spare parts	1,948	2.2%	1,257	3.8%	1,708	4.2%
Maintenance fee	185	0.2%	127	0.3%	187	0.5%
Fishing license and agent fee	-	-	-	-	7	0.0%
Others	794	1.0%	-	-	-	-
Total Cost of revenue	64,396	71.9%	33,240	51.7%	41,127	65.1%

Gross profit	25,226	28.1%	31,016	48.3%	22,083	34.9%

Selling expenses	(2,715)	(3.0)%	(1,622)	(2.5)%	(1,231)	(1.9)%
General and administrative expenses	(7,890)	(8.8)%	(10,305)	(16.0)%	(9,580)	(15.2)%
Subsidy	6,440	7.2%	8,585	13.4%	22,177	35.1%
Impairment loss	(7,952)	(8.9)%	(9,715)	(15.1)%	-	-
Gain (loss) on fixed assets disposal	59	0.1%	(2,106)	(3.3)%	(195)	(0.3)%
Operating income	13,168		15,853		33,254
Income before income taxes	6,380	7.1%	14,813	23.1%	32,520	51.4%
Income tax	-	-	-	-	-	-
Net income	$6,380	7.1%	$14,813	23.1%	$32,520	51.4%
Net income per share
Basic and diluted	$0.07		$0.17		$0.38
Other Consolidated Financial Data:
Gross margin	28.1%		48.3%		34.9%
Operating margin	14.7%		24.7%		52.6%
Net margin	7.1%		23.1%		51.4%
Consolidated Operating Data:
Sales volume (kg)
Squid	32,028,789		2,028,995		2,158,906
Ribbon fish	3,622,444		4,880,638		5,015,877
Cuttle fish	2,173,027		302,765		128,982
Peru squid(whole)	4,234,436		1,896,375		884,543
Croaker fish	2,301,876		5,223,607		6,451,995
Others	6,433,891		11,958,013		3,345,225
Average selling price ($ per kg)
Squid	1.11		1.45		4.21
Ribbon fish	3.38		2.73		3.37
Cuttle fish	5.03		4.76		5.36
Peru squid(whole)	1.77		1.59		1.86
Croaker fish	2.12		2.21		3.60
Others	2.89		2.68		3.48
Consolidated Balance Sheet Data:
Cash	$10,092		$1,967		$2,006
Accounts receivable, net	9,273		6,307		13,012
Inventories	30,528		5,840		3,560
Property, plant and equipment	259,378		199,571		135,042
Total assets	$404,129		$246,962		$201,138
Secured short-term bank loans and current portion of long-term bank loans	$67,157		$13,572		$20,570
Total liabilities and commitments	249,051		95,403		53,633
Total shareholders’ equity	155,078		151,559		147,505
Total liabilities and shareholders’ equity	$404,129		$246,962		$201,138

	Year Ended December 31,
	2016		2015
	US$	% of Revenue	US$	% of Revenue
	(in thousands, except for percentages, per share and operating data)
Consolidated Statement of Income Data:

Revenue
Ribbon fish	$10,374	50.5%	$20,346	33.5%
Croaker fish	6,187	30.1%	25,314	41.7%
Squid	695	3.4%	2,359	3.9%
Pomfret	-	-	3,246	5.3%
Spanish mackerel	-	-	2,288	3.8%
Conger eel	-	-	2,039	3.4%
Others	3,285	16.0%	5,108	8.4%
Total Revenue	20,541	100%	60,700	100%

Cost of Revenue
Fuel cost	20,200	98.3%	26,049	42.9%
Depreciation	4,709	22.9%	4,999	8.2%
Labor cost	1,981	9.6%	15,914	26.2%
Maintenance fee	707	3.5%	10,364	17.1%
Spare parts	564	2.8%	1,495	2.5%
Freight	477	2.3%	2,600	4.3%
Fishing license & agent fee	29	0.1%	1,489	2.5%
Others	662	3.3%	567	0.9%
Total cost of Revenue	29,329	142.8%	63,477	104.6%

Gross loss	(8,788)	(42.8)%	(2,777)	(4.6)%

Selling expenses	(1,236)	(6.0)%	(1,859)	(3.1)%
General and administrative expenses	(3,969)	(19.3)%	(2,934)	(4.8)%
Loss on fixed asset disposal	-	-	(1,583)	(2.6)%
Subsidy	558	2.7%	33,153	54.6%
Operating (loss) income	(13,435)		24,000
(Loss) income before income taxes	(14,676)	(71.4)%	19,558	32.2%
Income tax	1	-	-	-
Net (loss) income	(14,677)	(71.5)%	19,558	32.2%
Net income per share
Basic and diluted	$(0.17)		$0.23
Other Consolidated Financial Data:
Gross margin	(42.8)%		(4.6)%
Operating margin	(65.4)%		39.5%
Net margin	(71.5)%		32.2%
Consolidated Operating Data:
Sales volume (kg)
Ribbon fish	3,611,925		7,756,532
Croaker fish	2,495,291		8,489,607
Squid	492,844		1,098,442
Pomfret	-		1,178,101
Spanish mackerel	-		724,228
Conger eel	-		922,150
Others	1,236,663		1,466,809
Average selling price ($ per kg)
Ribbon fish	2.87		2.62
Croaker fish	2.48		2.98
Squid	1.41		2.15
Pomfret	-		2.76
Spanish mackerel	-		3.16
Conger eel	-		2.21
Others	2.66		3.48
Consolidated Balance Sheet Data:
Cash	$820		$11,449
Accounts receivable, net	11,323		12,575
Inventories	8,811		2,336
Property, plant and equipment	122,197		94,555
Total assets	$226,472		$231,877
Secured short-term bank loans and current portion of long-term bank loans	$38,853		$34,651
Total liabilities and commitments	86,760		65,037
Total shareholders’ equity	139,712		166,840
Total liabilities and shareholders’ equity	$226,472		$231,877

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

Overview

We are a marine enterprise group primarily engaging in ocean fishing through our operating subsidiary, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd., or Pingtan Fishing, which is organized in the People’s Republic of China (“PRC”). We carry out marine fishing operations in the international waters and the approved waters in access fishing countries with many of our owned vessels or licensed vessels for which we have exclusive operating license rights. We provide high quality seafood to a diverse group of customers including distributors, restaurant owners and exporters in the PRC.

We initially had a fishing fleet of 40 vessels in 2013. By June 2015, we have expanded the number of vessels to 135 through construction of 3 new vessels, purchase of 72 licensed vessels and acquisition of 20-year exclusive operation rights to 20 vessels. Our fishing fleet consists of vessels of diversified fishing methods ranging from trawling, drift netting, light luring seine, long line fishing to squid jigging.

From 2017 to 2018, we purchased 2 refrigerated transport vessels and 4 squid jigging vessels. Of those vessels, 2 transport vessels and 2 squid jigging vessels finished renovation in subsequent years and were deployed to international waters. The remaining 2 vessels’ ownership transfer was not yet completed, but the Company is entitled to 100% of the operations and net profits (losses) from the vessels.

In April 2018, we had 27 vessels received approval from the MOA to operate in the international waters after completion of the modification and rebuilding project. The 27 fishing vessels were modified and rebuilt into 20 squid jigging vessels and 7 light luring seine vessels and have been deployed to sea for operation in late 2018 and early 2019.

In 2019, the Company had 30 fishing vessels that received approval from the MOA to operate in the international waters after completion of modification and rebuilding. The 30 vessels were rebuilt and modified into 15 squid jigging vessels and 15 seine vessels. All the 30 vessels finished renovation in 2019 and were deployed to international waters for operation. In late 2019, we further applied to the MOA for permits to modify and rebuild 10 fishing vessels.

As of December 31, 2019, we owned 41 squid jigging vessels, 26 trawlers, 25 seine vessels, 13 drifters, 4 longline fishing vessels, and 2 transport vessels, had exclusive operating license rights to 20 drifters, and also had 10 squid jigging vessels which were in the modification and rebuilding project.

Among the 141 vessels, 69 were located in international waters, 12 were located in the Bay of Bengal in India, 13 were located in the PRC, 37 were located in the Arafura Sea in Indonesia, and the remaining 10 vessels were in the modification and rebuilding projects.

We catch nearly 30 different species of fish, including squid, ribbon fish, croaker fish and cuttle fish. All of our catch is shipped back to the PRC. We arrange chartered transportation ships to deliver frozen stocks to cold storage warehouses located in one of the PRC’s largest seafood trading centers, Mawei Seafood Market in Fujian Province.

We derive our revenue primarily from the sale of frozen seafood products. We sell our products directly to customers, including seafood processors, distributors, restaurant owners and exporters. Most of our customers have long-term, cooperative relationships with us. Our existing customers also introduce new customers to us from time to time. In July 2017, we entered into an exclusive strategic cooperation agreement to sell our fish products directly to consumers online. Based on past experiences, demand for seafood products is the highest from December to January, during Chinese New Year. We believe that our profitability and growth are dependent on our ability to deploy our vessels to new fishing grounds and our ability to expand our customer base.

Revenue by territory

Our customers are from the following PRC territories:

	Year Ended December 31,
	2019	2018	2017
Fujian province	66%	58%	61%
Shandong province	28%	15%	9%
Zhejiang province	4%	3%	2%
Guangdong province	1%	24%	28%
Other areas	1%	0%	0%
Total	100%	100%	100%

Significant factors affecting our results of operations

●

COVID-19 pandemic:  In December 2019, a novel strain of coronavirus causing respiratory illness, or COVID-19, has surfaced in Wuhan, China, spreading at a fast rate in January and February of 2020 and confirmed cases were also reported in other parts of the world. In reaction to this outbreak, an increasing number of countries imposed travel suspensions to and from China following the World Health Organization’s “public health emergency of international concern” (PHEIC) announcement on January 30, 2020. Since this outbreak, domestic business activities in China have been disrupted by a series of emergency quarantine measures taken by the government.

Emergency quarantine measures and travel restrictions cause business disruptions in many sectors across China, which we expect to seriously slow down our business operation for at least the first quarter of 2020. Our sales have been and will continue to be adversely affected as the results of these measures. The Company rolled out active precaution measures and has gradually resumed work since mid-February to reduce the impact on the Company’s production and operation.

The extent to which COVID-19 negatively impacts our business is highly uncertain and cannot be accurately predicted. We believe that the coronavirus outbreak and the measures taken to control it may have a significant negative impact on economic activities in China. Our sales are conducted in China. The magnitude of this negative effect on the continuity of our business operation in China remains uncertain. These uncertainties impede our ability to conduct our daily operations and could materially and adversely affect our business, financial condition and results of operations.

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

●

Fishing licenses:  Each of our fishing vessels requires approval from the MOA to carry out ocean fishing projects in international waters and foreign territories. Different countries may have different policies for foreign cooperation in fisheries. Some countries require fishing licenses issued by the accessed country; some others may require establishment of a joint venture or sole proprietorship to obtain local licenses. During the Indonesian moratorium, we were informed that the fishing licenses of four vessels operated through PT. Avona, one of the local companies through which we conduct business in Indonesia, and the fishery business license of PT. Dwikarya, the other local company through which we conduct business in Indonesia, were revoked. In September 2017, we were informed that the fishing licenses of the 13 vessels operating in the Indo-Pacific waters of Timor-Leste were suspended; and these vessels have returned to the PRC for regular maintenance.

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

In October 2016, we deployed 13 vessels, which were granted fishing licenses by the Ministry of Agriculture and Fisheries of the Democratic Republic of Timor-Leste (“MAF”), to operate in the Indo-Pacific waters of the country. In September 2017, we were informed that the fishing licenses of these 13 vessels were suspended and the vessels were docked in the port by the MAF. The 13 vessels have returned to the PRC.

RESULTS OF OPERATIONS

Comparison of results of operations for the year ended December 31, 2019 and 2018

Revenue

We recognize revenue when a sales arrangement with a customer exists (e.g., contract, purchase orders, others), transaction price is fixed or determinable and we have satisfied our performance obligation per the sales arrangement. Most of our revenue originates from contracts with a single performance obligation to deliver products. Our performance obligations are satisfied when control of the product is transferred to the customer per the arranged shipping terms.

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

For the years ended December 31, 2019 and 2018, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Year Ended December 31, 2019
	Revenue	Volume (KG)	Average price	Percentage of revenue
Squid	$35,503	32,028,789	$1.11	39.6%
Ribbon fish	12,237	3,622,444	3.38	13.7%
Cuttle fish	10,922	2,173,027	5.03	12.2%
Peru squid(whole)	7,512	4,234,436	1.77	8.4%
Croaker fish	4,884	2,301,876	2.12	5.4%
Others	18,564	6,433,891	2.89	20.7%
Total	$89,622	50,794,463	$1.76	100.0%

	Year Ended December 31, 2018
	Revenue	Volume (KG)	Average price	Percentage of revenue
Ribbon fish	$13,327	4,880,638	$2.73	20.7%
Croaker fish	11,526	5,223,607	2.21	17.9%
Argentina squid(whole)	9,360	2,533,700	3.69	14.6%
Peru squid(whole)	3,008	1,896,375	1.59	4.7%
Squid	2,935	2,028,995	1.45	4.6%
Chub mackerel	2,593	2,858,082	0.91	4.0%
Others	21,507	6,868,996	3.13	33.5%
Total	$64,256	26,290,393	$2.44	100.0%

For the year ended December 31, 2019, we had revenue of $89,622,156, as compared to revenue of $64,256,088 for the year ended December 31, 2018, an increase of $25,366,068, or 39.5%. Sales volumes in the year ended December 31, 2019 increased 93.2% to 50,794,463 kg from 26,290,393 kg in the year ended December 31, 2018. The increase was mainly attributable to more vessels in operation. Average unit sale price decreased by 27.9% in the year ended December 31, 2019 as compared to the year ended December 31, 2018, the decrease was mainly attributable to the fish species with highest sales volume being sold at lower selling prices, which pulled down the average unit sale price. For the year ended December 31, 2019, our increase in revenue was primarily attributable to more vessels in operation, which caused the sales volume to increase, and due to the different sales mix, average unit sale price decreased, as compared to the year ended December 31, 2018.

Cost of revenue

Our cost of revenue primarily consists of fuel cost, labor cost, depreciation, fishing vessels maintenance fee, and other overhead costs. Fuel cost, labor cost and depreciation generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019			2018
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$42,593	66.1%	47.5%	$21,696	65.3%	33.8%
Labor cost	8,499	13.2%	9.5%	4,211	12.7%	6.6%
Depreciation	5,676	8.8%	6.3%	3,350	10.1%	5.2%
Freight	4,701	7.3%	5.2%	2,599	7.8%	4.0%
Spare parts	1,948	3.0%	2.2%	1,257	3.8%	2.0%
Maintenance fee	185	0.3%	0.2%	127	0.3%	0.2%
Other	794	1.3%	1.0%	-	-	-
Total cost of revenue	$64,396	100%	71.9%	$33,240	100%	51.8%

Cost of revenue for the year ended December 31, 2019 was $64,396,571, representing an increase of $31,156,989 or 93.7% as compared to $33,239,582 for the year ended December 31, 2018. The increase was primarily attributable to the increase in our production activities.

Gross profit

Our gross profit is affected primarily by changes in production costs. Fuel cost, labor cost and depreciation together account for about 88.1% and 88.1% of cost of revenue for the years ended December 31, 2019 and 2018, respectively. The fluctuation of fuel price and change in depreciation may significantly affect our cost level and gross profit.

The following table sets forth information as to our revenue, cost of revenue, gross profit and gross margin for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
Revenue	$89,622,156	$64,256,088
Cost of revenue	$64,396,571	$33,239,582
Gross profit	$25,225,585	$31,016,506
Gross margin	28.1%	48.3%

Gross profit for the year ended December 31, 2019 was $25,225,585, representing a change of $5,790,921 or 18.7% as compared to gross profit of $31,016,506 for the year ended December 31, 2018. The decrease was due to the decrease in our average unit sale price and our unit production cost of fish remained at a consistent level.

Gross margin decreased to 28.1% for the year ended December 31, 2019 from 48.3% for the year ended December 31, 2018. The decrease in gross margin for the year ended December 31, 2019 as compared to the year ended December 30, 2018 was primarily attributable to a drop of average unit sale price by 27.9% as a result of new fishing vessels being deployed in different waters of high seas and harvesting different catch mix.

Selling expense

Our selling expense mainly includes shipping and handling fees, insurance, customs clearance charge, storage fees and advertising expenses. Our sales activities are conducted through direct selling by our internal sales staff. Because of the strong demand for our products and services, we typically do not aggressively market and distribute our products.

Selling expense totalled $2,715,599 for the year ended December 31, 2019, as compared to $1,622,451 for the year ended December 31, 2018, an increase of $1,093,148 or 67.4%. Selling expense as a percentage of revenue for the year ended December 31, 2019 increased slight to 3.0% from 2.5% for the year ended December 31, 2018. Selling expense for the years ended December 31, 2019 and 2018 consisted of the following:

	Year Ended December 31,
	2019	2018
Insurance	$1,446,095	$397,287
Shipping and handling fees	429,091	395,344
Storage fees	428,625	521,763
Customs clearance charge	173,572	167,411
Advertising	22	20,151
Other	238,194	120,495
	$2,715,599	$1,622,451

●

For the year ended December 31, 2019, insurance expense increased by $1,048,808, or 264.0%, as compared to the year ended December 31, 2018. The change was mainly attributable to more vessels are insured in 2019.

●	For the year ended December 31, 2019, shipping and handling fees increased by $33,747, or 8.5%, as compared to the year ended December 31, 2018. The increase in fees was mainly attributable to the number of deliveries from ports to the warehouse in China.

●	For the year ended December 31, 2019, storage fees decreased by $93,138, or 17.9%, as compared to the year ended December 31, 2018. These changes were mainly attributable to warehouse space that was rented for inventory according to fish volume that was delivered.

●	For the year ended December 31, 2019, customs clearance charge increased slightly by $6,161, or 3.7%, as compared to the year ended December 31, 2018. The change was mainly attributable to the numbers of customs declaration.

●	For the year ended December 31, 2019, advertising expenses decreased by $20,129, or 99.9%, as compared to the year ended December 31, 2018. The change was mainly due to no advertising activities occurring during the period.

●	Other miscellaneous selling expense for the year ended December 31, 2019 increased by $117,699, or 97.7%, as compared to the year ended December 31, 2018. The increase in fees was mainly attributable to satellite communication fees and pilotage fees occurring during the period.

General and administrative expense

General and administrative expense totalled $15,846,569 for the year ended December 31, 2019, as compared to $20,019,808 for the year ended December 31, 2018, a decrease of $4,173,239 or 20.8%. General and administrative expense for the years ended December 31, 2019 and 2018 consisted of the following:

	Year Ended December 31,
	2019	2018
Impairment	$7,951,635	$9,715,058
Depreciation	3,726,061	5,791,557
Compensation and related benefits	1,365,455	1,563,065
Professional fees	1,235,578	1,550,285
Rent and related administrative service charge	519,161	489,259
Travel and entertainment	179,839	103,369
Bad debt recovery	30,366	(66,532)
Other	833,474	873,747
	$15,841,569	$20,019,808

●

Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. In 2019, we dismantled 1 transport vessel and deregistered 16 fishing vessels and applied to the MOA for rebuilding 17 new vessels. In 2018, we deregistered 24 fishing vessels and applied to the MOA for building 24 new fishing vessels. As a result of the rebuilding projects, we assessed the recoverability of the 17 fishing vessels and 24 fishing vessels for the year ended 2019 and 2018 based on the undiscounted future cash flow that the fishing vessels are expected to generate as less than the carrying amount, and recognized an impairment loss. The Impairment loss on vessels was $7,951,635 and $9,715,058 for the year ended 2019 and 2018, respectively.

●	We recorded the depreciation in relation to vessels that are not operating as operation expense rather than cost of revenue. For the year ended December 31, 2019, depreciation expense decreased by $2,065,496, or 35.7%, as compared to the year ended December 31, 2018.

●	For the year ended December 31, 2019, compensation and related benefits decreased by $197,610, or 12.6% as compared to the year ended December 31, 2018. The change was mainly attributable to booking the salaries of the crews that are not in operation in East Timor into G&A expenses in 2018, and we have no such costs in 2019 as these non-operation vessels shipped back to China.

●	Professional fees, which primarily consist of legal fees, accounting fees, investor relations services charge, valuation service fees, consulting fees, and other fees associated with being a public company, for the year ended December 31, 2019, decreased by $314,707, or 20.3%, as compared to the year ended December 31, 2018. The decrease in the year ended December 31, 2019 was primarily attributable to a decrease in legal fees of approximately $259,000, a decrease in consulting service charge of approximately $67,000, a decrease in transfer agent fees of approximately $18,000, and a decrease in investor relations services charges of approximately $17,000, offset by an increase in accounting fees of approximately $46,000.

●	Rent and related administrative service charge increased slightly by $29,902, or 6.1% for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

●	For the year ended December 31, 2019, travel and entertainment expense increased by $76,470, or74.0% as compared to the year ended December 31, 2018. The increase was mainly attributable to an increase in entertainment expense of approximately $83,000 and offset by a decrease in travel expense of approximately $6,000.

●	For the year ended December 31, 2019, we recorded bad debt of $30,366 as compared to bad debt recovery of $66,532 for the year ended December 31, 2018. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, and customers’ collection history, and recent economic events.

●	Other general and administrative expense, primarily consists of communication fees, office supplies, miscellaneous taxes, bank service charge, depreciation, and NASDAQ listing fee. For the year December 31, 2019, other general and administrative expense decreased slightly by $40,273, or 4.6%, as compared to the year ended December 31, 2018.

Subsidy

The subsidy mainly consists of an incentive granted by the Chinese government to encourage the development of the ocean fishing industry in order to satisfy the demand of natural seafood in China and other miscellaneous subsidy from the Chinese government. For the year ended December 31, 2019, grant income decreased by $2,144,432, or 25.0% as compared to the year ended December 31, 2018. The change was mainly due to the government’s subsidy disbursement schedule.

Gain or Loss on fixed assets disposal

Gain or loss on fixed assets disposal represents the gain or loss on the disposal of fixed assets we recorded as it incurred. The gain on fixed assets disposal was $59,432 for the year ended 2019 in comparison to the loss on fixed assets disposal was $2,105,960 for the year ended 2018, respectively. This was mainly due to 27 fishing vessels being dismantled for modification and rebuilding project in 2018.

Income from operations

As a result of the factors described above, for the year ended December 31, 2019, income from operations amounted to $13,168,148, as compared to income from operations of $15,853,018 for the year ended December 31, 2018, a change of $2,684,870, or 16.9%.

Other income/expense

Other income/expense mainly include interest income from bank deposits, interest expense generated from short-term and long-term bank borrowings, foreign currency transaction gain, gain from cost method investment, and loss on equity method investment.

For the year ended December 31, 2019, other expense, net, amounted to $6,788,083 as compared to other expense, net, of $1,040,320 for the year ended December 31, 2018, an increase of $5,747,763, or 552.5%, which was primarily attributable to an increase in interest expense of approximately $4,844,000 as a result of increase in bank loans, an increase in foreign currency transaction loss of approximately $140,000, an increase in loss on equity method investment of approximately $294,000, an increase in loss on the interest sold of approximately $87,000, an decrease in gain from cost method investment of approximately $70,000 and increase in other expenses of approximately $1,052,000, offset by an increase in interest income of approximately $739,000.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the years ended December 31, 2019 and 2018.

Net income

As a result of the factors described above, our net income was $6,380,065 for the year ended December 31, 2019, compared to net income of $14,812,698 for the year ended December 31, 2018, a change of $8,432,633 or 56.9%. Excluding the impact of the non-recurring, non-cash impairment loss of $7,951,635 regarding the deregistration of 17 fishing vessels, the net income would be $14,331,700.

Net income attributable to owners of the Company

The net income attributable to owners of the Company was $5,682,024 , or $0.07 per ordinary share (basic and diluted), for the year ended December 31, 2019, compared to net income attributable to owners of the Company of $13,397,301, or $0.17 per ordinary share (basic and diluted), for the year ended December 31, 2018, a change of $7,715,277 or 57.6%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and comprehensive income (loss). As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $2,861,319 for the year ended December 31, 2019, as compared to a foreign currency translation loss of $8,387,092 for the year ended December 31, 2018. This non-cash loss had the effect of increasing/decreasing our reported comprehensive loss/gain and this non-cash gain had the effect of decreasing/increasing our reported comprehensive loss/gain.

Comprehensive income

As a result of our foreign currency translation adjustment, we had comprehensive income for the year ended December 31, 2019 of $3,518,746, compared to comprehensive income of $6,425,606 for the year ended December 31, 2018.

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

Selling expense totalled $1,622,451 for the year ended December 31, 2018, as compared to $1,231,031 for the year ended December 31, 2017, an increase of $391,420 or 31.8%. Selling expense as a percentage of revenue for the year ended December 31, 2018 increased slight to 2.5% from 1.9% for the year ended December 31, 2017. Selling expense for the years ended December 31, 2018 and 2017 consisted of the following:

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

General and administrative expense

General and administrative expense totalled $20,019,808 for the year ended December 31, 2018, as compared to $9,579,404 for the year ended December 31, 2017, an increase of $10,440,404 or 109.0%. General and administrative expense for the years ended December 31, 2018 and 2017 consisted of the following:

	Year Ended December 31,
	2018	2017
Impairment	$9,715,058	$-
Depreciation	5,791,557	5,075,609
Compensation and related benefits	1,563,065	1,199,447
Professional fees	1,550,285	2,234,776
Rent and related administrative service charge	489,259	471,833
Travel and entertainment	103,369	199,894
Bad debt recovery	(66,532)	(194,278)
Other	873,747	592,123
	$20,019,808	$9,579,404

●	Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. In the fourth quarter of 2018, we deregistered 24 fishing vessels and applied to the MOA for building 24 new fishing vessels. As a result of the deregistration, we assessed the recoverability of the 24 fishing vessels based on the undiscounted future cash flow that the fishing vessels are expected to generate as less than the carrying amount, and recognized an impairment loss. The Impairment loss on vessels was $9,715,058 and nil for the year ended 2018 and 2017, respectively.

●	We recorded the depreciation in relation to vessels that are not operating as operation expense rather than cost of revenue. For the year ended December 31, 2018, depreciation expense increased by $715,948, or 14.1%, as compared to the year ended December 31, 2017.

●	For the year ended December 31, 2018, compensation and related benefits increased by $363,618, or 30.3% as compared to the year ended December 31, 2017. The increase was mainly attributable to booking the salaries of the crews that are not in operation in East Timor and Indonesia into G&A expenses of approximately $353,000 and an increase in benefits for our management staff of approximately $10,000.

●	Professional fees, which primarily consist of legal fees, accounting fees, investor relations services charge, valuation service fees, consulting fees, and other fees associated with being a public company, for the year ended December 31, 2018, decreased by $684,491, or 30.6%, as compared to the year ended December 31, 2017. The decrease in the year ended December 31, 2018 was primarily attributable to a decrease in legal fees of approximately $636,000, a decrease in valuation services fees of approximately $15,000, a decrease in consulting fees of approximately $65,000, and a decrease in investor relations services charges of approximately $28,000, offset by an increase in accounting fees of approximately $64,000.

●	Rent and related administrative service charge increased slightly by $17,426, or 3.7%for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

●	For the year ended December 31, 2018, travel and entertainment expense decreased by $96,525, or 48.3% as compared to the year ended December 31, 2017. The decrease was mainly attributable to a decrease in travel expense of approximately $26,000 and a decrease in entertainment expense of approximately $70,000.

●	For the year ended December 31, 2018, we recorded bad debt recovery of $66,532 as compared to bad debt recovery of $194,278 for the year ended December 31, 2017. Based on our periodic review of accounts receivable balances, we maintain allowances for doubtful accounts for estimated losses resulting from the failure of customers to make payments on time, we review the accounts receivable on a periodic basis and make general allowances based on the age of the balance.

●	Other general and administrative expense primarily consists of insurance, communication fees, office supply, miscellaneous taxes, bank service charge, and NASDAQ listing fee. For the year December 31, 2018, other general and administrative expense increased by $281,624, or 47.6%, as compared to the year ended December 31, 2017. The increase was mainly attributable to an increase in insurance of approximately $127,000, and an increase in bank service charge of approximately $91,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government subsidy as the government incentive for encouraging development of ocean fishing industry. At December 31, 2019 and 2018, we had cash balances of approximately $10,092,205 and $1,966,855, respectively. The significant portion of these funds are located in financial institutions located in the PRC and will continue to be indefinitely reinvested in our operations in the PRC.

The following table sets forth a summary of changes in our working capital from December 31, 2018 to December 31, 2019:

			December 31, 2018 to December 31, 2019
	December 31, 2019	December 31, 2018	Change	Percentage Change
Working capital (deficit):
Total current assets	$64,338,693	$15,457,828	$48,880,865	316.2%
Total current liabilities	88,788,156	73,073,227	15,714,929	21.5%
Working capital deficit:	$(24,449,463)	$(57,615,399)	$33,165,936	(57.6)%

Our working capital deficit decreased $33,165,936 to working capital deficit of $24,449,463 at December 31, 2019 from working capital deficit of $57,615,399 at December 31, 2018. This decrease in working capital deficit is primarily attributable to an increase in accounts receivable, net of allowance for doubtful accounts, of approximately $2,966,000, an increase in due from related parties of approximately $12,478,000, an increase in inventories, net of reserve for inventories, of approximately $24,688,000 due to our business expansion resulting from more fishing vessels put in operations, an increase in prepaid expenses of approximately $709,000, a decrease in accounts payable of approximately $22,690,000, a decrease in accounts payable - related parties of approximately $1,538,000 and a decrease in due to related parties of approximately $19,387,000, offset by an increase in short-term bank loans of approximately $4,949,000, an increase in long-term bank loans - current portion approximately of $48,635,000 due to the repayment schedule, an increase in accrued liabilities and other payables of approximately $5,369,000 and an increase in lease liability of approximately $376,000 due to the adaptation of ASU 2016-02.

In order to mitigate our liquidity risk, we plan to rely on the proceeds from loans from banks and/or financial institutions to increase working capital in order to meet capital demands, and the government subsidies for modification and rebuilding project and reimbursement of certain operating expenses. In addition, Mr. Zhuo, the Chief Executive Officer and Chairman of the Board, will continue to provide financial support to the Company when necessary. During January and February 2020, we received approximately of $80.25 million in total from bank loan, related party loan repayment and government subsidies.

The Company meets its day-to-day working capital requirements through cash flow provided by operations, bank loans and related parties’ advances. The Indonesian government’s moratorium on fishing licenses renewals creates uncertainty over fishing operations in Indonesian waters. The Company’s forecasts and projections show that the Company has adequate resources to continue in operational existence to meet its obligations in the twelve months following the date of this filing, considering operations in Indian waters and international waters and consideration of opportunities in new fishing territories. Also, in the past two years, the Company has upgraded 57 fishing vessels, 2 transport vessels and another 10 fishing vessels are modification and rebuilding project, the deployment of more vessels in operation will generate more revenue and cash inflows to the Company. In addition, the Company received the partial government subsidy for modification and rebuilding project and reimbursement of certain operating expenses amounted to $28.78 million as of February 5, 2020, it expects to receive the remaining government subsidies in 2020 and recover borrowings to related parties in the first half of 2020.

Because the exchange rate conversion is different for consolidated balance sheets and consolidated statements of cash flows, the changes in assets and liabilities reflected on consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on consolidated balance sheets.

Cash flows for the year ended December 31, 2019 compared to the year ended December 31, 2018

The following summarizes the key components of our cash flows for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Net cash (used in) provided by operating activities	$(30,573,780)	$53,302,882
Net cash used in investing activities	(132,464,184)	(55,706,559)
Net cash provided by financing activities	171,562,601	1,443,061
Effect of exchange rate on cash	(399,287)	(899,256)
Net increase (decrease) in cash	$8,125,350	$(1,859,872)

Net cash flow used in operating activities was $30,573,780 for the year ended December 31, 2019 as compared to net cash flow provided by operating activities was $53,302,882 for the year ended December 31, 2018, a change of $83,876,662.

●	Net cash flow used in operating activities for the year ended December 31, 2019 primarily reflected our net income of approximately $6,380,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $11,309,000, increase in allowance for doubtful accounts of approximately $8,000, an decrease in reserve for inventories of approximately $142,000, gain on sale of fixed assets disposal of approximately $59,000, loss on equity method investment of approximately $487,000, loss on the interest sold of approximately $87,000, impairment loss of fishing vessels of approximately $7,944,000, and changes in operating assets and liabilities primarily consisting of a decrease in other receivables of approximately $75,000, an increase prepaid expenses of approximately $728,000 and an increase in accrued liabilities and other payables of approximately $5,528,000, offset by an increase in accounts receivable of approximately $3,111,000, an increase in inventories of approximately $24,919,000 due to our business expansion resulting from more fishing vessels put in operations, an increase in prepaid expenses of approximately $728,000, a decrease in accounts payable of approximately $22,444,000, a decrease in accounts payable-related parties of approximately $1,502,000 and a decrease in due to related parties of approximately $9,484,000.

●	Net cash flow provided by operating activities for the year ended December 31, 2018 primarily reflected our net income of approximately $14,813,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $9,142,000, decrease in allowance for doubtful accounts of approximately $67,000, an increase in reserve for inventories of approximately $429,000, loss on disposal of fixed assets of approximately $2,017,000, loss on equity method investment of approximately $193,000, impairment loss of fishing vessels of approximately $9,715,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $6,374,000 as we intensified more strict collection policy, an increase in accounts payable of approximately $1,045,000, an increase in accounts payable- related parties of approximately $1,584,000, an increase in accrued liabilities and other payables of approximately $996,000 and an increase in due to related parties of approximately $11,080,000, offset by an increase in inventories of approximately $2,971,000, an increase in prepaid expenses of approximately $560,000, an increase in other receivables of approximately $451,000 and a decrease in accrued liabilities and other payables-related party of approximately $37,000.

Net cash flow used in investing activities was $132,464,184 for the year ended December 31, 2019 as compared to $55,706,559 for the year ended December 31, 2018. During the year ended December 31, 2019, we made payments for purchase of property, plant and equipment of approximately $118,469,000 and prepayment made for long-term assets of approximately $49,593,000, offset by proceeds received from government grants for fishing vessel construction of approximately $35,525,000. During the year ended December 31, 2018, we made payments for purchase of property, plant and equipment of approximately $60,930,000, offset by proceeds received from government grants for fishing vessel construction of approximately $5,224,000.

Net cash flow provided by financing activities was $171,562,601 for the year ended December 31, 2019 as compared to net cash flow used in financing activities of $1,443,061 for the year ended December 31, 2018. During the year ended December 31, 2019, we received proceeds from short-term bank loan of approximately $10,147,000 and proceeds from long-term bank loan of approximately $208,023,000, offset by the repayments of short-term bank loans of approximately $5,063,000, the repayment of long-term bank loans of approximately $18,881,000, the repayment of advances to related parties of approximately $10,046,010, loans issued to related parties of approximately 12,618,000. During the year ended December 31, 2018, we received advances from related parties of approximately $3,891,000, proceeds from short-term bank loan of approximately $14,961,000 and proceeds from long-term bank loan of approximately $5,479,000, offset by the repayments of short-term bank loans of approximately $14,622,000, the repayment of long-term bank loans of approximately $5,894,000 and cash made for dividend payments of approximately $2,372,000.

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

●	Net cash flow provided by operating activities for the year ended December 31, 2018 primarily reflected our net income of approximately $14,813,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $9,142,000, decrease in allowance for doubtful accounts of approximately $67,000, an increase in reserve for inventories of approximately $429,000, loss on disposal of fixed assets of approximately $2,017,000, loss on equity method investment of approximately $193,000, impairment loss of fishing vessels of approximately $9,715,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $6,374,000 as we intensified more strict collection policy, an increase in accounts payable of approximately $1,045,000, an increase in accounts payable-related parties of approximately $1,584,000, an increase in accrued liabilities and other payables of approximately $996,000 and an increase in due to related parties of approximately $11,080,000, offset by an increase in inventories of approximately $2,971,000, an increase in prepaid expenses of approximately $560,000, an increase in other receivables of approximately $451,000 and a decrease in accrued liabilities and other payables-related party of approximately $37,000.

●	Net cash flow provided by operating activities for the year ended December 31, 2017 primarily reflected our net income of approximately $32,520,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $8,966,000, loss on disposal of fixed assets of approximately $195,000 and loss on equity method investment of approximately $33,000, and changes in operating assets and liabilities primarily consisting of a decrease in inventories of approximately $5,607,000 was mainly due to the growth of sales, a decrease in advances to suppliers of approximately $4,078,000 because we have received fishing nets and other on-board consumables which we paid in advance to suppliers in 2016, a significant decrease in other receivables of approximately $32,440,000 mainly due to the refund of prepayment made for fish goods of approximately $31,600,000 received from a third party in January and February 2017, a decrease in other receivables – related party of approximately $1,377,000 resulting from the payments in connection with the termination of the VIE structure were returned in full to the Company, an increase in accounts payable of approximately $3,005,000 due to an increase in fuel demand as a result of the growth in our production, and an increase in accrued liabilities and other payables of approximately $254,000, offset by non-cash item of the decrease in allowance for doubtful accounts of approximately $194,000, an increase in accounts receivable of approximately $766,000 was mainly due to the growth of sales on credit, an increase in prepaid expenses of approximately $99,000, a decrease in accounts payable - related parties of approximately $885,000, and a significant decrease in accrued liabilities and other payables – related party of approximately $18,607,000 due to repayments made to our related party.

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

The following tables summarize our contractual obligations as of December 31, 2019 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Office lease obligation	$408	$376	$32	$-	$-
Short-term bank loans (1)	10,034	10,034	-	-	-
Long-term bank loans	217,353	57,123	66,369	63,716	30,145
Total	$227,795	$67,533	$66,401	$63,716	$30,145

(1)	Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

Off-balance sheet arrangements

None.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements for the periods in this report.

Revenue Recognition

As a result of the adoption of ASC 606 on January 1, 2018, we have changed our accounting policy for revenue recognition. Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations.

We recognize revenue when a sales arrangement with a customer exists (e.g., contract, purchase orders, others), transaction price is fixed or determinable and we have satisfied our performance obligation per the sales arrangement. Our sales arrangements have standard payment terms that do not exceed 180 days. The majority of our revenue originates from contracts with a single performance obligation to deliver products. Our performance obligations are satisfied when control of the product is transferred to the customer per the arranged shipping terms.

We also record a contract liability when customers prepay but we have not yet satisfied our performance obligation. We did not have any material unsatisfied performance obligations, contract assets or liabilities as of December 31, 2019 and December 31, 2018.

With respect to the sale of frozen fish and other marine catches to third party customers, most of which are sole proprietor regional wholesalers in China, we recognize revenue when customers pick up purchased goods at the Company’s cold storage warehouse, after payment is received by us or credit sale is approved by us for recurring customers who have a history of financial responsibility. We do not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers. We do not accept returns from customers.

Inventories

Inventories, consisting of frozen fish and marine catches, are stated at the lower of cost or net realizable value utilizing the weighted average method. The cost of inventories is primarily comprised of fuel, freight, depreciation, direct labor, consumables, government levied charges and taxes. Consumables include fishing nets and metal containers used by fishing vessels. Our fishing fleets in Indian waters and the international waters operate throughout the year, although the May to July period demonstrates lower catch quantities compared to the October to January period, which is the peak season.

An allowance is established when we determine that certain inventories may not be saleable. If inventory costs exceed net realizable value due to obsolescence or quantities in excess of expected demand, we will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. We recorded a reserve for inventories in the amount of $266,405 and $413,893, during the year ended December 31, 2019 and 2018, respectively.

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. We regularly evaluate the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales and estimated current and future market value.

Property, plant and equipment

Property, plant and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. We examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

The estimated useful lives of the assets are as follows:

Estimated useful life
Fishing vessels	10 - 20 Years
Vehicles	5 Years
Office and other equipment	3 - 5 Years

Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

Investment in unconsolidated company – Global Deep Ocean

We use the equity method of accounting for our investment in, and earning or loss of, companies that it does not control but over which it does exert significant influence. We consider whether the fair value of our equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. We review our investments for other-than-temporary impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment. The determination of fair value of the investment involves considering factors such as current economic and market conditions, the operating performance of the entities including current earnings trends and forecasted cash flows, and other company and industry specific information. If we consider any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value.

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We evaluate the impairment by comparing carrying amount of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, we recognize an impairment loss based on the excess of the carrying amount of the long-lived assets over their fair value. Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. In 2019, we dismantled 1 transport vessel and deregistered 16 fishing vessels and applied to the MOA for rebuilding 17 new vessels. In 2018, we deregistered 24 fishing vessels and applied to the MOA for building 24 new fishing vessels. As a result of the rebuilding projects, we assessed the recoverability of the 17 fishing vessels and 24 fishing vessels for the year ended 2019 and 2018 based on the undiscounted future cash flow that the fishing vessels are expected to generate as less than the carrying amount, and recognized an impairment loss. The impairment loss on vessels was $7,951,635 and $9,715,058 for the year ended 2019 and 2018, respectively.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We applied the new revenue standard beginning January 1, 2018. We have analyzed the Company’s revenue from contracts with customers in accordance with the new revenue standard to determine the impact on the our consolidated financial statements.

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

Effective January 1, 2019 we adopted the new standard using the modified retrospective approach and implemented internal controls to enable the preparation of financial information upon adoption. We elected to adopt both the transition relief provided in ASU 2018-11 and the package of practical expedients which allowed us, among other things, to retain historical lease classifications and accounting for any leases that existed prior to adoption of the standard. Additionally, we elected the practical expedients allowing us not to separate lease and non-lease components and not record leases with an initial term of twelve months or less (“short-term leases”) on the balance sheet across all existing asset classes.

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

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This standard eliminates the current requirement to disclose the amount or reason for transfers between level 1 and level 2 of the fair value hierarchy and the requirement to disclose the valuation methodology for level 3 fair value measurements. The standard includes additional disclosure requirements for level 3 fair value measurements, including the requirement to disclose the changes in unrealized gains and losses in other comprehensive income during the period and permits the disclosure of other relevant quantitative information for certain unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2019. The Company does not anticipate that the adoption of the new standard will have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Internal-Use Software – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement.” This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement service contract with the guidance to capitalize implementation costs of internal use software. The ASU also requires that the costs for implementation activities during the application development phase be capitalized in a hosting arrangement service contract, and costs during the preliminary and post implementation phase are expensed. The new guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of adoption of this standard, but does not anticipate that the adoption will have a material effect on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Oil cost accounts for approximately 66.1% of our total cost of revenue for the year ended December 31, 2019. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at December 31, 2019 and did not employ any commodity price derivatives in the year ended December 31, 2019.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would decrease (increase) our comprehensive income by $35,000 for the year ended December 31, 2019 based on our revenue, costs and expenses, and assets and liabilities denominated in RMB as of December 31, 2019. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $227.4 million at December 31, 2019. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our interest on our borrowings by approximately $60,550. The potential change in interest amount is calculated based on the change in the interest amount over a one year period due to an immediate 100 basis point change in interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing, maintaining, and assessing the effectiveness of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2019, based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2019.

The effectiveness of our company’s internal control over financial reporting as of December 31, 2019 has been audited by BDO China Shu Lun Pan Certified Public Accountants LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Name	Age	Position
Xinrong Zhuo	55	Chief Executive Officer and Chairman of the Board
LiMing Yung	55	Chief Financial Officer
Lin Bao	59	Director
Zengbiao Zhu	70	Director
Xing An Lin	56	Director
Lin Lin	45	Director

Directors

Xinrong Zhuo has served as chairman of our board since the business combination in February 2013. Prior to that, he served as the chairman of CDGC’s board and as its chief executive officer since August 2010. Mr. Zhuo has served as director of Fujian Road & Bridge Construction Co., Ltd., an infrastructure construction company, since December 2008, has served as the sole director of Tian Yuan Co., Ltd., a real estate investment company, since September 2007, has served as the chairman and legal representative of Fuzhou Dongxing Longju Real Estate Development Co., Ltd., a real estate development company, since March 2007, has served as the vice general manager of Fujian Huashang Real Estate Development Co., Ltd., a real estate development company, since December 2006, and has served as the supervisor of Fuzhou Haiyiyongyu Import & Export Co., Ltd., a trading company, since June 1995. From November 2005 to December 2008, Mr. Zhuo served as the legal representative and the chairman of Fujian Road & Bridge Construction Co., Ltd. From June 2005 to September 2007, Mr. Zhuo served as vice general manager of Tian Yuan Co. Ltd. From February 2002 to September 2009, Mr. Zhuo served as the legal representative and executive director of Fuzhou Baojie Haiyi Pingtan Fishing Co., Ltd., an aquatic products company. From June 1995 to September 2006, Mr. Zhuo served as the supervisor at Fuzhou Honglong Ocean Fishery Co., Ltd., a marine fishery. Mr. Zhuo is qualified to serve on the board of directors due to his experience in the real estate development and trading business, as well as his extensive experience in the fishing industry, his legal background and prior executive experience.

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

Executive Officers

LiMing Yung (Michael) has served as Pingtan’s Senior Vice President since 2015, and as Chief Financial Officer since December 2019. Before joining Pingtan, Mr. Yung served as Managing Director of Terra Nova Natural Resources from 2008 to 2013. He also previously served as Senior Vice President of UBS Paine Webber and as Vice President of Citicorp Investment. Mr. Yung holds a bachelor’s degree in finance from the New York Institute of Technology.

Board Leadership Structure and Corporate Governance

In accordance with our Amended and Restated Memorandum and Articles of Association, our Board elects our officers, including Chief Executive Officer, Chief Financial Officer and such other officers as our Board may appoint from time to time. In addition, our Board may appoint a Chairman of the Board. Mr. Zhuo has served as our Chairman and Chief Executive Officer since the consummation of our February 2013 business combination, overseeing our day-to-day operations while also leading our Board. The Board believes that the current model is effective for our continued growth in that the combined position of Chief Executive Officer and Chairman maximizes strategic advantages and Mr. Zhuo’s industry expertise. Mr. Zhuo, given his extensive knowledge of the PRC’s fishing industry, coupled with the fact that he has overseen our operations since inception, is the director most familiar with our business and industry, and is best positioned to set and execute strategic priorities. Mr. Zhuo provides a strong link between management and the Board, which promotes clear communication and enhances strategic planning and implementation of corporate strategies. Mr. Zhuo’s leadership, driven by his deep business and industry expertise, enhances the Board’s exercise of its responsibilities. In addition, this model provides enhanced efficiency and effective decision-making and clear accountability.

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

Committees and Meeting Attendance

Our Board held 1 meeting and acted in 4 times by unanimous written consent during the fiscal year ended December 31, 2019. Our Board has an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Audit Committee held five meetings during the fiscal year ended December 31, 2019. The Compensation Committee and the Nominating and Governance Committee each held 1 meeting during the fiscal year ended December 31, 2019.

During 2019, each member of the Board attended or participated in 100% of the aggregate of (i) the total number of meetings of the Board (held during the period for which such person has been a director) and (ii) the total number of meetings held by all committees of the Board on which such person served (during the periods that such person served). Our Amended and Restated Memorandum and Articles of Association provide that the Chairman of our Board shall preside at all meetings of our shareholders. Each director is expected to make reasonable efforts to attend Board meetings, meetings of committees of which such director is a member and the Annual Meetings of Shareholders. All of our then sitting directors attended the 2019 Annual Meeting of Shareholders.

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

Audit Committee. Messrs. XingAn Lin, Zengbiao Zhu and Lin Lin currently serve on the Audit Committee, which is chaired by Mr. XingAn Lin. Our Audit Committee falls within the definition of “audit committee” under Section 3(a)(58)(A) of the Securities Exchange Act of 1934, or the Exchange Act. In addition to meeting The NASDAQ Stock Market’s tests for director independence, directors serving on our Audit Committee must meet two basic criteria set forth in the rules promulgated by the Commission. First, Audit Committee members are barred from accepting, directly or indirectly, any consulting, advisory or other compensatory fee from us or any affiliate of us, other than in the member’s capacity as a member of our Board and any Board committee. Second, a member of our Audit Committee may not be an affiliated person of us or any subsidiary of us, apart from his or her capacity as a member of our Board and any Board committee. Our Board has determined that each member of our Audit Committee meets these independence requirements, in addition to the independence criteria established by The NASDAQ Stock Market. Our Board has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Our Board has designated Mr. XingAn Lin as an “audit committee financial expert,” as defined in Item 407(d) of Regulation S-K. Our Audit Committee assists our Board in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements, and, in accordance with The NASDAQ Stock Market requirements, discusses policies with respect to risk assessment and risk management. Our Audit Committee’s primary duties and responsibilities include:

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

Compensation Committee. Messrs. Xing An Lin, Zengbiao Zhu and Lin Lin currently serve on the Compensation Committee, which is currently chaired by Mr. Zhu. Each member of the Compensation Committee is “independent” as that term is defined in the rules of the Commission and within the meaning of such term as defined under the listing standards of The NASDAQ Stock Market, a “nonemployee director” for purposes of Section 16 of the Exchange Act. Our Compensation Committee assists our Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. The Compensation Committee’s responsibilities include:

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

The Committee will consider director candidates recommended by shareholders if properly submitted to the Committee. Shareholders wishing to recommend persons for consideration by the Committee as nominees for election to the Board can do so by writing to the Nominating and Governance Committee, c/o Mr. Lin Lin, Pingtan Marine Enterprise Ltd., 18-19/F, Zhongshan Building A, No. 154 Hudong Road, Fuzhou, P.R.C. 350001. Recommendations must include the proposed nominee’s name, detailed biographical data, work history, qualifications and corporate and charitable affiliations, as well as a written statement from the proposed nominee consenting to be named as a nominee and, if nominated and elected, to serve as a director. The Committee will then consider the candidate and the candidate’s qualifications using the criteria as set forth above. The Committee may discuss with the shareholder making the nomination the reasons for making the nomination and the qualifications of the candidate. The Committee may then interview the candidate and may also use the services of a search firm to provide additional information about the candidate prior to making a recommendation to the Board. The Company will provide a copy of the code to any person, free of charge, upon receipt of a request made to the Committee.

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

Zengbiao Zhu
Lin Lin

XingAn Lin

Compensation Committee Interlocks and Insider Participation

Mr. XingAn Lin, Zengbiao Zhu and Lin Lin currently serve on the Compensation Committee, which is currently chaired by Mr. Zhu. No member of the Compensation Committee is one of our executive officers, and no member of the Compensation Committee had any relationships requiring disclosure by us under the Commission’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a Compensation Committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as one of our directors or member of the Compensation Committee during 2019.

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

Xinrong Zhuo. We have entered into an employment agreement with Xinrong Zhuo, our chief executive officer for a term of three years ending on August 25, 2022. Pursuant to the employment agreement, Mr. Zhuo receives annual compensation of HKD$312,000, equal to $39,936. In addition, Mr. Zhuo’s employment agreement provides for an annual bonus based on the executive’s performance and our financial performance. Annual bonuses will be determined by us in our sole discretion and will be approved by our Compensation Committee. Mr. Zhuo is eligible for participation in any standard employee benefit plan of the Company that currently exists or may be adopted by the Company in the future, but not limited to, any retirement plan, and travel holiday policy.

We may terminate Mr. Zhuo’s employment agreement with cause (as defined in his employment agreement) at any time with one-month written notice. If we dismiss Mr. Zhuo without cause (as defined in his employment agreement), or if he terminates his employment for good reason (as defined in his employment agreement), we will provide Mr. Zhuo with severance payment in cash in an amount equal to three months of his base salary at the then current rate. Under such circumstance, Mr. Zhuo agrees not to make any further claims for compensation for loss of office, accrued remuneration, fees, wrongful dismissal or any other claim whatsoever against the Company or its subsidiaries or the respective officers or employees of any of them. If Mr. Zhuo terminates his employment other than for good reason, he may resign upon three-month prior written notice to the Company.

Our employment agreement with Mr. Zhuo provides for the protection of confidential information and contains non-competition and non-solicitation provisions applicable for a term of two years following the termination of his employment.

LiMing Yung. We entered into an employment agreement with LiMing Yung effective December 5, 2019. Pursuant to the agreement, Mr. Yung will receive annual compensation equal to $180,000 plus an annual bonus of $20,000. During the course of Mr. Yung’s employment, the Company will reimburse him for any reasonable and necessary fees (travel expenses, accommodation expenses, hospitality expenses and other actual expenses) incurred by him during the fulfilment of his duties under the agreement upon the production of relevant receipts and/or valid documentation of expenditure.

Mr. Yung’s employment can be terminated with two month’s advance written notice by either party. During the term of his employment, Mr. Yung may not engage in any other employment or business without the prior written consent of the Company or engage in any business which is in competition with the business of the Company.

Summary Compensation of Named Executive Officers

Pursuant to the terms of the employment agreements that Messrs. Zhuo, Roy and Yung have with the Company, such executive officers are compensated by the Company for services provided to the Company and its subsidiaries.

The following table sets forth information concerning cash and non-cash compensation paid to our named executive officers for 2019, 2018 and 2017, respectively.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other compensation	Total
Xinrong Zhuo	2019	$39,936	$—	$—	$—	$—	$39,936
Chief Executive Officer	2018	$39,791	$—	$—	$—	$—	$39,791
	2017	$40,037	$—	$—	$—	$—	$40,037

Roy Yu(1)	2019	$240,000	$20,000	$—	$—	$—	$260,000
Former Chief Financial Officer	2018	$240,000	$20,000	$—	$—	$—	$260,000
	2017	$240,000	$20,000	$—	$—	$—	$260,000

LiMing Yung(2) Chief Financial Officer	2019	$—	$—	$—	$—	$—	$—

(1)	Mr. Yu resigned as Chief Financial Officer on December 5, 2019.
(2)	LiMing Yung was appointed as Chief Financial Officer on December 5, 2019. Prior to such time he served as Senior Vice President. He was not a named executive officer in 2018 and 2017.

Outstanding Equity Awards at 2019 Fiscal Year End

As of December 31, 2019, there were no outstanding equity awards for our named executive officers.

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

Director Compensation

We did not pay compensation to any non-employee directors during the fiscal year 2019.

Our non-employee directors did not hold any outstanding option awards as of December 31, 2019.

We do not pay our directors in connection with attending individual Board meetings, but we reimburse our directors for expenses incurred in connection with such meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our capital stock as of March 16, 2020 by:

●	each shareholder or group of affiliated shareholders, who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 79,055,053 our ordinary shares outstanding as of March 16, 2020.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Ordinary shares subject to options and warrants currently exercisable or exercisable within 60 days of March 16, 2020 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of March 16, 2020 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all of our ordinary shares shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Pingtan Marine Enterprise Ltd., 18-19/F, Zhongshan Building A, No. 154 Hudong Road, Fuzhou, P.R.C. 350001.

	Ordinary Shares Beneficially Owned	Percent of Ordinary Shares Outstanding
Directors and Named Executive Officers:
Xinrong Zhuo(1)	45,402,355	57.4%
Lin Bao	—	—
Zengbiao Zhu	—	—
Roy Yu(2)	—	—
LiMing Yung	500	0.0%
XingAn Lin	—	—
Lin Lin	—	—
All Officers and Directors as a Group (total of 7 persons)	45,402,855	57.4%

(1)	Represents 15,780,000 shares held by Heroic Treasure Limited, of which Mr. Zhuo is the controlling shareholder, and 28,079,868 shares held by Mars Harvest Co., Ltd., of which Mr. Zhuo is the sole shareholder and 1,542,487 shares held by Mr. Zhuo directly.
(2)	Roy Yu resigned as of December 5, 2019.

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

The following is a summary of the significant related party transactions in which we engaged during the year ended December 31, 2019:

From time to time, we made purchase from our related parties vendors. As of December 31, 2019, our outstanding accounts payable for Hong Fa Shipping Limited, which is controlled by our Chief Executive Officer, and Hong Long, which is controlled by an immediate family member of our Chief Executive Officer, amounted to approximately nil and $nil, respectively.

Our Chief Executive Officer and Hong Long, from time to time, have provided advances to us for working capital purposes. The advances are short-term in nature, non-interest bearing, unsecured and payable on demand. By the year end December 31 2019, we owed approximately $150,000 and nil from our Chief Executive Officer and Hong Long, respectively.

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the annual rent is RMB 84,000 (approximately $12,200) and the renewed Office Lease expires on July 31, 2021. For the year ended December 31, 2019, rent expense related to the Office Lease amounted to approximately $12,200.

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that provided the Company to use a portion of the premises located in Hong Kong as office space and provided related administrative services (the “Service Agreement”). Pursuant to the Service Agreement, the monthly payments are HK$298,500 (approximately $38,000) and the Service Agreement expired on December 31, 2017. On January 1, 2018, the Service Agreement was renewed to February 28, 2018 under the same conditions. On March 1, 2018, the Company entered into a lease agreement directly with the landlord under the same conditions that expires on February 28, 2021. For the year ended December 31, 2019, rent expense and corresponding administrative service charge related to the Service Agreement amounted to approximately $457,100.

During the year ended December 31, 2019, we purchased fuel, fishing nets and other on-board consumables from Honglong Ocean Fishery Co., Ltd of approximately $5,021,000.

During the year ended December 31, 2019, we purchased vessel maintenance service from Honglong Ocean Fishery Co., Ltd and Huna Lin of approximately nil and $481,119, respectively.

During the year ended December 31, 2019, we purchased transportation service from Honglong Ocean Fishery Co., Ltd. of approximately $114,000.

In December 2015, we entered into a pledge contract with The Export Import Bank of China pursuant to which we pledged 12 fishing vessels with carrying amounts of approximately $6,960,000, as collateral to secure Hong Long’s $2,700,000 in long-term loans from the financial institution, which are due on November 21, 2021. In November 2019, we entered into another pledge contract with The Export Import Bank of China pursuant to which we pledged 11 fishing vessels with carrying amounts of approximately $19,700,000, as collateral to secure Hong Long’s $25,800,000 in short-term loans from the financial institution, which are due on November 21, 2020. In December 2019, we entered into another pledge contract with the Fujian Haixia Bank pursuant to which we pledged 1 fishing vessels with carrying amounts of approximately $6,400,000, as collateral to secure Hong Long’s $5,700,000 in short-term loans from the financial institution, which are due on December 30, 2020.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditor’s Fees

The following is a summary of the fees billed to the Company by its principal independent registered accounting firm for professional services rendered for the years ended December 31, 2019 and 2018 (in US dollars):

	Year Ended December 31,
	2019	2018
Audit Fees	$680,000	$687,158
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$680,000	$687,158

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit and non-audit service performed by BDO China SHU LUN PAN Certified Public Accountants LLP for our consolidated financial statements as of and for the year ended December 31, 2019.

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

(3) Exhibits

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated as of October 24, 2012, by and between China Growth Equity Investment Ltd., China Dredging Group Co., Ltd., China Growth Dredging Sub Ltd., and Xinrong Zhuo (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on October 30, 2012).

2.2	Share Purchase Agreement, dated as of October 24, 2012, by and among China Growth Equity Investment Ltd, Merchant Supreme Co., Ltd., Prime Cheer Corporation Limited, Xinrong Zhuo, Fujian Provincial Pingtan County Ocean Fishing Group Co., Heroic Treasure Limited and Fuzhou Honglong Ocean Fishery Co., Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on October 30, 2012).

3.1	Amended and Restated Memorandum of Association of Pingtan Marine Enterprise Ltd. filed with the Cayman Islands Registrar on February 26, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013).

3.2	Articles and Plan of Merger, filed with the Registry of Corporate Affairs of the British Virgin Islands on February 25, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013).

3.3	Certificate of Merger, filed with the Registry of Corporate Affairs of the British Virgin Islands on February 25, 2013 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013).

3.4	Amended and Restated Memorandum of Association of China Dredging Group Co., Ltd. (incorporated by reference to Exhibit 1.1 to China Dredging Group Co., Ltd.’s Annual Report on Form 20-F (File No. 000-53465) filed with the Securities and Exchange Commission on November 2, 2010).

3.5	Articles of Association of China Dredging Group Co., Ltd. (incorporated by reference to Exhibit 1.2 to China Dredging Group Co., Ltd.’s Annual Report on Form 20-F (File No. 000-53465) filed with the Securities and Exchange Commission on November 2, 2010).

4.1	Specimen Ordinary Share (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013).

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*

10.1	Master Agreement by and between Pingtan Marine Enterprise Ltd. and Fuzhou Honglong Ocean Fishery Co., Ltd., dated June 19, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on June 25, 2013).

10.2	Promissory Note issued by Pingtan Marine Enterprise Ltd., dated June 19, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on June 25, 2013).

10.3	Share Purchase Agreement by and between Pingtan Marine Enterprise Ltd. and Fuzhou Honglong Ocean Fishery Co., Ltd., dated December 4, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 001-35192) filed with Securities and Exchange Commission on March 14, 2018).

10.4	Employment Contract between Pingtan Marine Enterprise Ltd. and Roy Yu, dated April 18, 2013. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on April 19, 2013).**

10.5	Employment Agreement between Pingtan Marine Enterprise Ltd. and Xinrong Zhuo, dated August 26, 2016. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 14, 2018)**

10.6	English translation of the Investment Agreement dated February 9, 2015, by and between Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd, China Agriculture Industry Development Fund Co., Ltd, Honghong Zhuo and Xinrong Zhuo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.7	English translation of the Equity Transfer Agreement dated February 9, 2015, by and between Honghong Zhuo, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Fujian Heyue Marine Fishing Development Co., Ltd. (incorporated by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.8	English translation of the Equity Transfer Agreement dated February 9, 2015, by and between Zhiyan Lin, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Fujian Heyue Marine Fishing Development Co., Ltd (incorporated by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.9	English translation of the Agreement of Termination dated February 9, 2015, by and between Honghong Zhuo, Zhiyan Lin, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Pingtan Guansheng Ocean Fishing Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.10	Employment Contract between Pingtan Marine Enterprise Ltd. and LiMing Yung, dated December 5, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on December 5, 2019).**

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 10, 2014).

23.1	Consent of BDO China SHU LUN PAN Certified Public Accountants LLP*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Filed herewith

**	Indicates a management contract or compensatory plan or arrangement

Pingtan Marine’s Annual Report on Form 10-K for the year ended December 31, 2019, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2020

Pingtan Marine Enterprise Ltd.

By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Xinrong Zhuo	Chairman of the Board and Chief Executive Officer	March 16, 2020
Xinrong Zhuo	(Principal Executive Officer)

/s/ LiMing Yung	Chief Financial Officer	March 16, 2020
LiMing Yung	(Principal Financial and Accounting Officer)

/s/ Lin Bao	Director	March 16, 2020
Lin Bao

/s/ Zengbiao Zhu	Director	March 16, 2020
Zengbiao Zhu

/s/ Lin Lin	Director	March 16, 2020
Lin Lin

/s/ XingAn Lin	Director	March 16, 2020
XingAn Lin

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHAREHOLDERS AND BOARD OF DIRECTORS

PINGTAN MARINE ENTERPRISE LTD.

CAYMAN ISLAND

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pingtan Marine Enterprise Ltd. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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

March 16, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHAREHOLDERS AND BOARD OF DIRECTORS

PINGTAN MARINE ENTERPRISE LTD.

CAYMAN ISLAND

Opinion on Internal Control over Financial Reporting

We have audited Pingtan Marine Enterprise Ltd. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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

March 16, 2020

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash	$10,092,205	$1,966,855
Accounts receivable, net of allowance for doubtful accounts	9,273,446	6,307,492
Due from related parties	12,477,777	-
Inventories, net of reserve for inventories	30,527,752	5,840,207
Prepaid expenses	1,354,129	644,824
Other receivables	613,384	698,450

Total Current Assets	64,338,693	15,457,828

OTHER ASSETS:
Cost method investment	3,010,235	3,059,797
Equity method investment	27,923,464	28,872,521
Prepayment for long-term assets	49,040,338	-
Right-of-use asset	438,254	-
Property, plant and equipment, net	259,377,729	199,571,425

Total Other Assets	339,790,020	231,503,743

Total Assets	$404,128,713	$246,961,571

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,951,766	$30,642,125
Accounts payable - related parties	1,707,217	3,244,843
Short-term bank loans	10,034,116	5,085,139
Long-term bank loans - current portion	57,122,789	8,487,295
Accrued liabilities and other payables	11,428,018	6,058,548
Lease liability- current liability	375,922	-
Due to related parties	168,328	19,555,277

Total Current Liabilities	88,788,156	73,073,227

OTHER LIABILITIES:
Lease liability	32,203	-
Long-term bank loans - non-current portion	160,230,498	22,329,234

Total Liabilities	249,050,857	95,402,461

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 125,000,000 shares authorized; 79,055,053 shares issued and outstanding at December 31, 2019 and 2018)	79,055	79,055
Additional paid-in capital	81,682,599	81,682,599
Retained earnings	54,286,454	49,593,069
Statutory reserve	15,748,751	14,760,112
Accumulated other comprehensive loss	(16,080,908)	(13,448,047)
Total equity attributable to owners of the company	135,715,951	132,666,788
Non-controlling interest	19,361,905	18,892,322

Total Shareholders’ Equity	155,077,856	151,559,110

Total Liabilities and Shareholders’ Equity	$404,128,713	$246,961,571

See notes to consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

	For the Years Ended December 31,
	2019	2018	2017
REVENUE	$89,622,156	$64,256,088	$63,209,687

COST OF REVENUE	64,396,571	33,239,582	41,126,898

GROSS PROFIT	25,225,585	31,016,506	22,082,789

OPERATING EXPENSES:
Selling	2,715,599	1,622,451	1,231,031
General and administrative	4,163,873	4,513,193	4,503,795
General and administrative - depreciation	3,726,061	5,791,557	5,075,609
Subsidy	(6,440,299)	(8,584,731)	(22,177,227)
Impairment loss	7,951,635	9,715,058	-
(Gain) loss on fixed assets disposal	(59,432)	2,105,960	195,375

Total Operating Expenses	12,057,437	15,163,488	(11,171,417)

INCOME FROM OPERATIONS	13,168,148	15,853,018	33,254,206

OTHER INCOME (EXPENSE):
Interest income	780,604	41,446	186,194
Interest expense	(6,055,310)	(1,210,974)	(2,403,213)
Foreign currency transaction (loss) gain	(298,304)	(157,852)	1,195,875
Gain from cost method investment	312,727	382,627	320,316
Loss on the interest sold	(86,603)	-	-
Loss on equity method investment	(486,803)	(192,746)	(33,246)
Other (expense) income	(954,394)	97,179	(1)

Total Other Expense	(6,788,083)	(1,040,320)	(734,075)

INCOME BEFORE INCOME TAXES	6,380,065	14,812,698	32,520,131

INCOME TAXES	-	-	-

NET INCOME	$6,380,065	$14,812,698	$32,520,131

LESS: NET INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	698,041	1,415,397	2,860,438

NET INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$5,682,024	$13,397,301	$29,659,693

COMPREHENSIVE INCOME:
NET INCOME	6,380,065	14,812,698	32,520,131
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation (loss) gain	(2,861,319)	(8,387,092)	7,760,460
COMPREHENSIVE INCOME	$3,518,746	$6,425,606	$40,280,591
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	469,583	744,463	3,473,736
COMPREHENSIVE INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$3,049,163	$5,681,143	$36,806,855

NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$0.07	$0.17	$0.38

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053	79,055,053

See notes to consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
	Ordinary Shares		Additional	(Accumulated Deficit)		Accumulated Other Comprehensive	Non-	Total
	Number of		Paid-in	Retained	Statutory	Income	controlling	Shareholders’
	Shares	Amount	Capital	Earnings	Reserve	(Loss)	Interest	Equity
Balance, December 31, 2016	79,055,053	$79,055	$111,008,085	$17,438,215	$9,391,827	$(12,879,051)	$14,674,123	$139,712,254

Acquisition of fishing vessels from related party	-	-	(29,325,486)	-	-	-	-	(29,325,486)

Net income	-	-	-	29,659,693	-	-	2,860,438	32,520,131

Appropriation to statutory reserve	-	-	-	(3,586,516)	3,586,516	-	-	-

Dividend declared	-	-	-	(3,162,203)	-	-	-	(3,162,203)

Foreign currency translation adjustment	-	-	-	-	-	7,147,162	613,298	7,760,460

Balance, December 31, 2017	79,055,053	79,055	81,682,599	40,349,189	12,978,343	(5,731,889)	18,147,859	147,505,156

Net income	-	-	-	13,397,301	-	-	1,415,397	14,812,698

Appropriation to statutory reserve	-	-	-	(1,781,769)	1,781,769	-	-	-

Dividend declared	-	-	-	(2,371,652)	-	-	-	(2,371,652)

Foreign currency translation adjustment	-	-	-	-	-	(7,716,158)	(670,934)	(8,387,092)

Balance, December 31, 2018	79,055,053	$79,055	$81,682,599	$49,593,069	$14,760,112	$(13,448,047)	$18,892,322	$151,559,110

Net income	-	-	-	5,682,024	-	-	698,041	6,380,065

Appropriation to statutory reserve	-	-	-	(988,639)	988,639	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	(2,632,861)	(228,458)	(2,861,319)

Balance, December 31, 2019	79,055,053	$79,055	$81,682,599	$54,286,454	$15,748,751	$(16,080,908)	$19,361,905	$155,077,856

See notes to consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,380,065	$14,812,698	$32,520,131
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation	11,308,882	9,141,975	8,965,553
Increase (decrease) in allowance for doubtful accounts	8,050	(66,532)	(194,278)
Increase (decrease) in reserve for inventories	(142,370)	429,267	-
Loss on equity method investment	486,803	192,746	33,246
Loss on the interest sold	86,603	-	-
Loss (gain)on disposal of fixed assets	(59,432)	2,016,992	195,376
Impairment loss of fishing vessels	7,943,585	9,715,058	-
Changes in operating assets and liabilities:
Accounts receivable	(3,110,730)	6,373,815	(765,708)
Inventories	(24,918,904)	(2,970,908)	5,607,279
Advances to suppliers	-	-	4,078,230
Prepaid expenses	(727,857)	(559,629)	(98,606)
Prepaid expenses - related parties	-	-	536,665
Other receivables	74,967	(450,948)	32,439,871
Other receivables - related party	-	-	1,377,487
Accounts payable	(22,443,999)	1,044,710	3,005,441
Accounts payable - related parties	(1,501,793)	1,584,351	(885,433)
Accrued liabilities and other payables	5,527,508	995,836	254,242
Accrued liabilities and other payables - related party	(1,290)	(36,918)	(18,606,716)
Due to related parties	(9,483,868)	11,080,369	(23,354)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(30,573,780)	53,302,882	68,439,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(118,468,793)	(60,930,363)	(49,860,416)
Prepayment made for long-term assets	(49,592,695)	-	-
Proceeds from disposal of property, plant and equipment	72,480	-	-
Proceeds from government grants for fishing vessels construction	35,524,824	5,223,804	6,600,906
Payments for equity method investment	-	-	(296,217)

NET CASH USED IN INVESTING ACTIVITIES	(132,464,184)	(55,706,559)	(43,555,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	10,147,133	14,960,559	14,453,010
Repayments of short-term bank loans	(5,062,771)	(14,622,143)	(21,673,260)
Proceeds from long-term bank loans	208,023,483	5,478,766	-
Repayments of long-term bank loans	(18,880,916)	(5,893,554)	(17,773,038)
Advances from related parties	(10,046,010)	3,891,085	4,328,693
Loans issued to related parties	(12,618,318)	-	-
Payments made for dividend	-	(2,371,652)	(3,162,203)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	171,562,601	1,443,061	(23,826,798)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(399,287)	(899,256)	(962,492)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,125,350	(1,859,872)	94,409

CASH AND CASH EQUIVALENTS - beginning of year	1,966,855	3,826,727	3,732,318

CASH AND CASH EQUIVALENTS - end of year	$10,092,205	$1,966,855	$3,826,727

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$6,419,569	$1,311,455	$2,639,039
Income taxes	$-	$-	$-

RECONCILIATION TO AMOUNTS ON CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	10,092,205	1,966,855	2,005,540
Restricted cash	-	-	1,821,187
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$10,092,205	$1,966,855	$3,826,727
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$-	$11,431,500	$1,036,761
Property and equipment acquired on credit as payable	$-	$26,488,534	$215,202

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries, which are included in these consolidated financial statements as of December 31, 2019, are as follows:

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

The Company had a working capital deficit of $24,449,463 as of December 31, 2019. In order to mitigate its liquidity risk, the Company plans to rely on the proceeds from loans from banks and/or financial institutions to increase working capital in order to meet capital demands, and the government subsidies for modification and rebuilding project and reimbursement of certain operating expenses. In addition, Mr. Zhuo, the Chief Executive Officer and Chairman of the Board, will continue to provide financial support to the Company when necessary. During January and February 2020, the Company received approximately of $80.25 million in total from bank loan, related party loan repayment and government subsidies.

The Company meets its day-to-day working capital requirements through cash flow provided by operations, bank loans and related parties’ advances. The Indonesian government’s moratorium on fishing licenses renewals creates uncertainty over fishing operations in Indonesian waters. The Company’s forecasts and projections show that the Company has adequate resources to continue in operational existence to meet its obligations in the twelve months following the date of this filing, considering operations in Indian waters and international waters and consideration of opportunities in new fishing territories. Also, in the past two years, the Company has upgraded 57 fishing vessels, 2 transport vessels and another 10 fishing vessels are modification and rebuilding project, the deployment of more vessels in operation will generate more revenue and cash inflows to the Company. In addition, the Company received the partial government subsidy for modification and rebuilding project and reimbursement of certain operating expenses amounted to $28.78 million as of February 5, 2020, it expects to receive the remaining government subsidies in 2020 and recover borrowings to related parties in the first half of 2020.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the years ended December 31, 2019, 2018 and 2017 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and Hong Kong and none of these deposits are covered by insurance. At December 31, 2019 and 2018, cash balances in the PRC are $9,971,626 and $1,957,605, respectively, and cash balances in Hong Kong are $120,579 and $9,250, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments (continued)

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, inventories, advances to suppliers, prepaid expenses, prepaid expenses – related party, other receivables, other receivables – related party, accounts payable, accounts payable – related parties, short-term bank loans, accrued liabilities and other payables, accrued liabilities and other payables – related party, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The fair value of the Company’s long-term bank loans under its agreements approximates its carrying value at December 31, 2019. The fair value of the Company’s long-term bank loans under its agreements were estimated using Level 2 inputs based on market data. As of December 31, 2019, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At December 31, 2019 and 2018, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $7,960 and nil, respectively.

Inventories

Inventories, consisting of frozen fish and marine catches, are stated at the lower of cost or net realizable value utilizing the weighted average method. The cost of inventories is primarily comprised of fuel, freight, depreciation, direct labor, consumables, government levied charges and taxes. Consumables include fishing nets and metal containers used by fishing vessels. The Company’s fishing fleets in Indian waters and the international waters operate throughout the year, although the May to July period demonstrates lower catch quantities compared to the October to January period, which is the peak season.

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded a reserve for inventories in the amount of $266,405 and $413,893, during the year ended December 31, 2019 and 2018, respectively.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fishing licenses

Each of the Company’s fishing vessels requires an approval from the Ministry of Agriculture and Rural Affairs of the PRC to carry out ocean fishing projects in international waters and foreign territories, and to the extent required, a fishing license in local fishing territory where the vessel operates. These approvals are valid for a period from 3 to 12 months, and are awarded to the Company at no cost. The Company applies for the renewal of the approval prior to expiration to avoid interruptions of fishing vessels’ operations. Since 2014 there has been a moratorium on fishing in Indonesian waters, each of our fishing vessels operating in Indonesian waters requires a fishing license granted by the authority in Indonesia.

Investment in unconsolidated company – Global Deep Ocean

The Company uses the equity method of accounting for its investment in, and earning or loss of, companies that it does not control but over which it does exert significant influence. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. The Company reviews its investments for other-than-temporary impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment. The determination of fair value of the investment involves considering factors such as current economic and market conditions, the operating performance of the entities including current earnings trends and forecasted cash flows, and other company and industry specific information. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. See Note 7 for discussion of equity method investment.

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

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $334,851, $589,147, and $203,609 for the years ended December 31, 2019, 2018 and 2017, respectively, in the fishing vessels under construction.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates the impairment by comparing carrying amount of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived assets over their fair value. Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. In 2019, the Company dismantled 1 transport vessel and deregistered 16 fishing vessels and applied to the MOA for rebuilding 17 new vessels. In 2018, the Company deregistered 24 fishing vessels and applied to the MOA for building 24 new fishing vessels. As a result of the rebuilding projects, the Company assessed the recoverability of the 17 fishing vessels and 24 fishing vessels for the year ended 2019 and 2018 based on the undiscounted future cash flow that the fishing vessels are expected to generate as less than the carrying amount, and recognized an impairment loss. The Impairment loss on vessels was $7,951,635 and $9,715,058 for the year ended 2019 and 2018, respectively.

Revenue recognition

As a result of the adoption of ASC 606 on January 1, 2018, the Company has changed its accounting policy for revenue recognition. Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations.

The Company recognizes revenue when a sales arrangement with a customer exists (e.g., contract, purchase orders, others), transaction price is fixed or determinable and the Company has satisfied its performance obligation per the sales arrangement. The Company’s sales arrangements have standard payment terms that do not exceed 180 days. The majority of Company revenue originates from contracts with a single performance obligation to deliver products. The Company’s performance obligations are satisfied when control of the product is transferred to the customer per the arranged shipping terms.

The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of December 31, 2019 and December 31, 2018.

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

The Company’s subsidiary, Pingtan Fishing, is a qualified ocean fishing enterprise certified by the Ministry of Agriculture and Rural Affairs of the PRC (“MOA”). The qualification is renewed on April 1 each year. Pingtan Fishing is exempt from income tax derived from its ocean fishing operations in the periods it processes a valid Ocean Fishing Enterprise Qualification Certificate issued by the MOA.

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

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of December 31, 2019 and 2018, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and totalled $429,091, $395,344 and $269,702 for the years ended December 31, 2019, 2018 and 2017, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totalled $2,955,762, $951,216 and $431,255 for the years ended December 31, 2019, 2018 and 2017, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expense on the accompanying consolidated statements of operations and comprehensive income (loss). Advertising totalled $22, $20,151 and $74,332 for the years ended December 31, 2019, 2018 and 2017, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing is the Chinese Renminbi (“RMB”). For the subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2019, 2018 and 2017 was $(399,287), $(899,256) and $(962,492), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2019 and 2018 were translated at 6.9762 RMB to $1.00 and at 6.8632 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations and comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017 were 6.8985RMB, 6.6174RMB and 6.7518RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net income per share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted earnings per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table presents a reconciliation of basic and diluted net income per share:

	Year Ended December 31,
	2019	2018	2017
Net income available to owners of the Company for basic and diluted net income per share of ordinary stock	$5,682,024	$13,397,301	$29,659,693
Weighted average ordinary stock outstanding - basic and diluted	79,055,053	79,055,053	79,055,053
Net income per ordinary share attributable to owners of the Company - basic and diluted	$0.07	$0.17	$0.38

For the years ended December 31, 2018 and 2017, warrants to purchase 8,966,667 ordinary shares have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect. The warrants expired on February 26, 2018.

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of December 31, 2019, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

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

Comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2019, 2018 and 2017 included net income and unrealized gain from foreign currency translation adjustments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2019 and 2018. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the PRC and Hong Kong, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts. A portion of the Company’s sales are credit sales which are primarily to customers whose abilities to pay are dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We applied the new revenue standard beginning January 1, 2018. We have analyzed the Company’s revenue from contracts with customers in accordance with the new revenue standard to determine the impact on the our consolidated financial statements.

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

Effective January 1, 2019 we adopted the new standard using the modified retrospective approach and implemented internal controls to enable the preparation of financial information upon adoption. We elected to adopt both the transition relief provided in ASU 2018-11 and the package of practical expedients which allowed us, among other things, to retain historical lease classifications and accounting for any leases that existed prior to adoption of the standard. Additionally, we elected the practical expedients allowing us not to separate lease and non-lease components and not record leases with an initial term of twelve months or less (“short-term leases”) on the balance sheet across all existing asset classes.

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

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This standard eliminates the current requirement to disclose the amount or reason for transfers between level 1 and level 2 of the fair value hierarchy and the requirement to disclose the valuation methodology for level 3 fair value measurements. The standard includes additional disclosure requirements for level 3 fair value measurements, including the requirement to disclose the changes in unrealized gains and losses in other comprehensive income during the period and permits the disclosure of other relevant quantitative information for certain unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2019. The Company does not anticipate that the adoption of the new standard will have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Internal-Use Software – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement.” This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement service contract with the guidance to capitalize implementation costs of internal use software. The ASU also requires that the costs for implementation activities during the application development phase be capitalized in a hosting arrangement service contract, and costs during the preliminary and post implementation phase are expensed. The new guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of adoption of this standard, but does not anticipate that the adoption will have a material effect on its consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 3 – ACCOUNTS RECEIVABLE

At December 31, 2019 and 2018, accounts receivable consisted of the following:

	December 31, 2019	December 31, 2018
Accounts receivable	$9,281,406	$6,307,492
Less: allowance for doubtful accounts	(7,960)	-
	$9,273,446	$6,307,492

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance.

NOTE 4 – INVENTORIES

At December 31, 2019 and 2018, inventories consisted of the following:

	December 31, 2019	December 31, 2018
Frozen fish and marine catches in warehouse	$1,933,310	$5,910,381
Frozen fish and marine catches work in progress	25,401,843	-
Frozen fish and marine catches in transit	3,459,004	343,719
	30,794,157	6,254,100
Less: reserve for inventories	(266,405)	(413,893)
	$30,527,752	$5,840,207

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates.

NOTE 5 – OTHER RECEIVABLES

At December 31, 2019 and 2018, other receivables consisted of the following:

	December 31, 2019	December 31, 2018
Security deposit	$-	$75,000
Other	613,384	623,450
	$613,384	$698,450

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 6 – COST METHOD INVESTMENT

At December 31, 2019 and 2018, cost method investment amounted to $3,010,235 and $3,059,797, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.0 million) to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8% investment in the total equity investment of the bank as of December 31, 2019 and 2018.

In according to ASC 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of December 31, 2019 and December 31, 2018.

NOTE 7 – EQUITY METHOD INVESTMENT

At December 31, 2019 and 2018, equity method investment amounted to $27,923,464 and $28,872,521, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. On April 12, 2017, another unrelated party, Zhen Lin, purchased shares from existing shareholders. As of December 31, 2019, Pingtan Fishing and Zhen Lin accounted for 20% and 80% of the total ownership, respectively.

Global Deep Ocean will process, cold storage, and transport Deep Ocean fishing products. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $143.3 million) and as of December 31, 2019, Pingtan Fishing had contributed its share of registered capital of RMB 200 million (approximately $28.7 million).

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the years ended December 31, 2019, 2018 and 2017, the Company’s share of Global Deep Ocean’s net loss was $486,803, $192,746 and $33,246, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income (loss).

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	December 31, 2019	December 31, 2018
Current assets	$75,494,648	$71,373,373
Noncurrent assets	25,108,507	13,650,476
Current liabilities	860,179	2,575
Noncurrent liabilities	50,428,600	32,448,421
Equity	49,314,376	52,572,854

	Year ended December 31,
	2019	2018	2017
Net revenue	$-	$-	$-
Gross profit	-	-	-
Loss from operation	2,434,002	963,731	166,128
Net loss	2,434,016	963,731	166,232

NOTE 8 – PREPAYMENT FOR LONG-TERM ASSETS

At December 31, 2019, prepayment for long-term assets consisted of prepayment for fishing vessels’ construction. In December 2019, the Company reached into 2 fishing vessels building agreements with shipyard for 11 fishing vessels construction. During the year ended December 31, 2019, the Company made prepayments of $49,040,338.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

At December 31, 2019 and 2018, property, plant and equipment consisted of the following:

	Useful life	December 31, 2019	December 31, 2018
Fishing vessels	10 - 20 Years	$304,619,431	$203,057,291
Vehicles	5 Years	21,826	22,186
Office and other equipment	3 – 5 Years	427,154	423,259
Construction-in-progress	-	-	31,044,006
		305,068,411	234,546,742
Less: accumulated depreciation		(45,690,682)	(34,975,317)
		$259,377,729	$199,571,425

For the years ended December 31, 2019, 2018 and 2017, depreciation expense amounted to $11,308,882, $9,141,975 and $8,965,553, respectively, of which $7,582,821, $3,350,417 and $3,889,944, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

At December 31, 2019 and 2018, the Company had 70 and 19 fishing vessels with net carrying amount of approximately $190.8 million and $35.3 million, respectively, pledged as collateral for its bank loans.

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

In 2019, the Company dismantled 1 transport vessel and deregistered 16 fishing vessels and applied to the MOA for rebuilding 17 new vessels. In 2018, the Company deregistered 24 fishing vessels and applied to the MOA for building 24 new fishing vessels. As a result of the rebuilding projects, the Company assessed the recoverability of the 17 fishing vessels and 24 fishing vessels for the year ended 2019 and 2018 based on the undiscounted future cash flow that the fishing vessels are expected to generate as less than the carrying amount, and recognized an impairment loss. The impairment loss on vessels was $7,951,635 and $9,715,058 for the year ended 2019 and 2018, respectively.

37 vessels in Indonesian waters, however, are not in operation because the licenses are currently inactive due to the moratorium. The Indonesian government’s moratorium on fishing license renewals in 2014 has had and will continue to have a significant negative impact on our results of operations and financial condition. The Company assessed the recoverability of these 37 vessels for the year ended 2019 and 2018 based on the undiscounted future cash flows, which includes the impact of the moratorium, the carrying value of the fishing vessels are expected to be recoverable.

NOTE 10 – RELATED PARTIES TRANSACTIONS

Due from related party

At December 31, 2019 and 2018, the due from related party amount consisted of the following:

	December 31, 2019	December 31, 2018
Due from related party-Honglong	$12,477,777	$-

Due from related party-Honglong will be repaid within one year, with annual interest rate of 4.35%.

Accounts payable - related parties

At December 31, 2019 and 2018, accounts payable - related parties consisted of the following:

Name of related party	December 31, 2019	December 31, 2018
Hong Long (2)	$270,230	$2,007,768
Huna Lin	1,436,987	-
Hong Fa Shipping Limited (1)	-	1,231,692
Zhiyan Lin	-	4,363
Ping Lin	-	1,020
	$1,707,217	$3,244,843

(1)	An entity controlled by the Company’s CEO.

(2)	Hong Long is an affiliate company majority owned by an immediate family member of the Company’s CEO.

These accounts payable - related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Due to related parties

At December 31, 2019 and 2018, the due to related parties amount consisted of the following:

	December 31, 2019	December 31, 2018
Accrued compensation for LiMing Yung, Chief Financial Officer	$15,000	$-
Accrued compensation for Roy Yu, former Chief Financial Officer	-	20,000
Accrued compensation for Xinrong Zhuo, Chief Executive Officer	3,328	3,320
Advance from Xinrong Zhuo	150,000	9,432,987
Due to related party-Honglong	-	10,098,970
	$168,328	$19,555,277

The advance from Xinrong Zhuo, the Company’s Chief Executive Officer, is for working capital purposes and short-term in nature, non-interest bearing, unsecured and payable on demand.

Due to related party - Hong Long is short-term in nature, non-interest bearing, unsecured and payable on demand.

Operating lease

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the annual rent is RMB 84,000 (approximately $12,200) and the renewed Office Lease expires on July 31, 2021.

For the years ended December 31, 2019, 2018 and 2017, rent expense related to the Office Lease amounted $12,177, $12,694 and $12,441, respectively. Future minimum rental payment required under the Office Lease is as follows:

Year Ending December 31:	Amount
2020	$12,177

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

For the years ended December 31, 2019, 2018 and 2017, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $457,098, $457,063 and $459,392, respectively.

As of December 31, 2019, future minimum lease payments on operating leases were as follows:

December 31, 2019
Maturity of lease liabilities
2020	$388,090
2021	64,682
Total minimum lease payments	$452,772
Imputed interest	(44,647)
Present value of minimum lease payments	$408,125

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Rental and related administrative service agreement (continued)

The remaining lease terms (in years) and discount rates consisted of the following:

December 31, 2019
Lease term and discount rate
Remaining operating lease term	1.16
Discount rate	5.13%

Purchases from related parties

During the years ended December 31, 2019, 2018 and 2017, purchases from related parties were as follows:

	Year Ended December 31,
	2019	2018	2017
Purchase of fuel, fishing nets and other on-board consumables
from Hong Fa Shipping Limited	$-	$-	$6,560,972
from Hai Yi Shipping Ltd.	-	-	2,246,251
from PT. Avona Mina Lestari	-	-	841,288
From Zhiyan Lin	4,068	-	-
from Fuzhou Honglong Ocean Fishery Co., Ltd.	5,021,348	2,046,821	6,820,539
	5,025,416	2,046,821	16,469,050
Purchase of leasing
From Ping Lin	12,177	12,694	12,441
	12,177	12,694	12,441
Purchase of vessel maintenance service
From Huna Lin	481,119	48,388	-
from Fuzhou Honglong Ocean Fishery Co., Ltd.	-	71,084	-
from PT. Avona Mina Lestari	-	-	1,450
	481,119	119,472	1,450
Purchase of transportation service
from Fuzhou Honglong Ocean Fishery Co., Ltd.	114,230	465,863	819,956
from Hong Fa Shipping Limited	-	-	280,168
	114,230	465,863	1,100,124

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 11 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. The Company is in compliance with all debt covenants. At December 31, 2019 and December 31, 2018, short-term bank loans consisted of the following:

	December 31, 2019	December 31, 2018
Loan from Fujian Haixia Bank, due on November 14, 2019 with annual interest rate of 4.2870% at December 31, 2018, collateralized by Hong Long’s 5 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu.	$-	$714,000
Loan from Fujian Haixia Bank, due on November 4, 2019 with annual interest rate of 6.9600% at December 31, 2018, collateralized by Hong Long’s 5 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%.	-	4,371,139
Loan from Fujian Haixia Bank, due on November 1, 2020 with annual interest rate of 6.0900% at December 31, 2019, collateralized by Hong Long’s 6 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%.	4,300,335	-
Loan from Fujian Haixia Bank, due on November 6, 2020 with annual interest rate of 6.0900% at December 31, 2019, collateralized by Hong Long’s 6 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%.	5,017,058	-
Loan from Fujian Haixia Bank, due on November 14, 2020 with annual interest rate of 6.0900% at December 31, 2019, collateralized by Hong Long’s 6 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%.	716,723	-
	$10,034,116	$5,085,139

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 11 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. The Company is in compliance with all long-term bank loan covenants. At December 31, 2019 and December 31, 2018, long-term bank loans consisted of the following:

	December 31, 2019	December 31, 2018
Loan from The Export-Import Bank of China, due on various dates until August 28, 2020 with annual interest rate of 4.750% at December 31, 2019, guaranteed by Hong Long, Xinrong Zhuo and Ping Lin.	$4,730,369	$-
Loan from The Export-Import Bank of China, due on various dates until January 30, 2023 with annual interest rate of 4.900% at December 31, 2019 and December 31, 2018, guaranteed by Xinrong Zhuo and Ping Lin and collateralized by 2 fishing vessels and collateralized by two related parties’ investments in equity interest of one PRC local banks.	5,017,058	9,470,801
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.145% at December 31, 2019 and December 31, 2018, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 17 fishing vessels, the debt ratio of borrower should not be higher than 80%.	5,447,092	6,920,970
Loan from The Export-Import Bank of China, due on various dates until March 28, 2025 with annual interest rate of 4.949% at December 31, 2019, guaranteed by Hong Long, Xinrong Zhuo, Ping Lin and collateralized by 20 fishing vessels.	65,938,477	-
Loan from The Export-Import Bank of China, due on various dates until September 30, 2020 with annual interest rate of 4.750% at December 31, 2019, guaranteed by Hong Long, Xinrong Zhuo, Ping Lin and collateralized by equity investment of 67 million shares of Honglong in Xiamen International Bank.	16,484,619	-
Loan from The Export-Import Bank of China, due on various dates until August 21, 2026 with annual interest rate of 4.700% at December 31, 2019, guaranteed by Pin Lin, Xinrong Zhuo and Yaohua Zhuo, 15 fishing vessels, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	63,214,931	-
Loan from The Export-Import Bank of China, due on various dates until October 21, 2025 with annual interest rate of 4.700% at December 31, 2019, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo and Honglong, 15 fishing vessels and 1 transport vessel, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	45,017,345	-
Loan from China Development Bank, due on various dates until July 30, 2026 with annual interest rate of 5.390% at December 31, 2019, guaranteed by Xinrong Zhuo, 11 fishing vessels and 6 Honglong’s fishing vessels, real estate of Mingguang Wanhao Property co., LTD., totalled area 22,123.50m2, the debt ratio of borrower should not be higher than 80%.	11,503,396	14,424,758
Total long-term bank loans	$217,353,287	$30,816,529
Less: current portion	(57,122,789)	(8,487,295)
Long-term bank loans, non-current portion	$160,230,498	$22,329,234

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending December 31,	Principal
2020	$57,122,789
2021	33,112,583
2022	33,255,927
2023	35,334,423
2024	28,382,214
Thereafter	30,145,351
$217,353,287
Less: current portion	(57,122,789)
Long-term liability	$160,230,498

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 11 – BANK LOANS (continued)

Long-term bank loans (continued)

The weighted average interest rate for short-term bank loans was approximately 6.5%, 5.5% and 4.4% for the years ended December 31, 2019, 2018 and 2017, respectively.

The weighted average interest rate for long-term bank loans was approximately 5.4%, 5.2% and 5.0% for the years ended December 31, 2019, 2018 and 2017, respectively.

For the years ended December 31, 2019, 2018 and 2017, interest expense related to bank loans amounted to $6,700,421, $1,800,121 and $2,606,822, respectively, of which, $334,851, $589,147 and $203,609 was capitalized to construction-in-progress, respectively.

NOTE 12 – ACCRUED LIABILITIES AND OTHER PAYABLES

At December 31, 2019 and December 31, 2018, accrued liabilities and other payables consisted of the following:

	December 31, 2019	December 31, 2018
Accrued salaries and related benefits	$10,003,346	$5,734,177
Accrued interest due	339,629	62,243
Other	1,085,043	262,128
	$11,428,018	$6,058,548

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 13 – SHAREHOLDERS’ EQUITY (continued)

Statutory reserve

Pingtan Guansheng, Fujian Heyue, Pingtan Fishing and Pingtan Dingxin, which operate in the PRC are required to reserve 10% of their net profits after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year. The statutory reserves of the Company represent the statutory reserves of the above-mentioned companies as required under the PRC law.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. As of December 31, 2015, the Company appropriated the required 50% of its registered capital to statutory reserve for Heyue. Accordingly, no additional statutory reserve for Heyue is required for the year ended December 31, 2019. The Company made appropriation to statutory reserve for Pingtan Fishing amounted to $988,639 by the end of year 2019.

Pingtan Guansheng, Pingtan Dingxin, Pingtan Ocean, Fuzhou Howcious Investment, Pingtan Shinsilkroad and Pingtan Yikang had sustained losses since their establishments. No appropriation to statutory reserves for them was required as they incurred recurring net losses.

For the years ended December 31, 2019 and 2018, statutory reserve activities for Pingtan Fishing and Fujian Heyue were as follows:

	Pingtan Fishing	Fujian Heyue	Total
Balance - December 31, 2017	$12,174,161	$804,182	$12,978,343
Addition to statutory reserve	1,781,769	-	1,781,769
Balance – December 31, 2018	13,955,930	804,182	14,760,112
Addition to statutory reserve	988,639	-	988,639
Balance – December 31, 2019	$14,944,569	$804,182	$15,748,751

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At December 31, 2019 and 2018, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

	Year Ended December 31,
Customer	2019	2018	2017
A	19%	18%	*
B	15%	19%	*

*	less than 10%

Three customers, whose outstanding accounts receivable accounted for 10% or more of the Company’s total outstanding accounts receivable at December 31, 2019, accounted for 74.9% of the Company’s total outstanding accounts receivable at December 31, 2019. Three customers, whose outstanding accounts receivable accounted for 10% or more of the Company’s total outstanding accounts receivable at December 31, 2018, accounted for 86.1% of the Company’s total outstanding accounts receivable at December 31, 2018.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS (continued)

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
Supplier	2019	2018	2017
A	44%	76%	*
B	16%	*	13%
C (Hong Long, a related party)	*	*	26%
D (Hong Fa Shipping Limited, a related party)	*	*	23%
E (Hai Yi Shipping Limited, a related party)	*	*	*
F	*	*	*

*	less than 10%

Two suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2019, accounted for 76.0% of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2019. One supplier, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2018, accounted for 76.0% of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2018.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of December 31, 2019 and 2018, which have not been reflected in its consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 15 – COMMITMENTS AND CONTINGENCIES (continued)

Contingencies

On June 23, 2017, a purported securities class action complaint, Zheng v. Pingtan Marine Enterprise Ltd., Xinrong Zhuo and Roy Yu, was filed in the U.S. District Court for the Eastern District of New York alleging violations of Section 10(b), and Rule 10b-5 thereunder, and Section 20(a) of the Securities Exchange Act of 1934 (the “Complaint”). The Complaint alleges that the Company and the executive officers made materially false and misleading statements in filings with the SEC regarding the Company’s business operations. The Complaint was brought on behalf of a putative class of persons who purchased or otherwise acquired Pingtan securities between August 8, 2016 and May 10, 2017 and seeks an unspecified amount of compensatory damages. An amended complaint, which expands the putative class period to March 9, 2016 through May 10, 2017, was filed on May 29, 2018 (the “Amended Complaint”). The Company has moved to dismiss the Amended Complaint, and are currently waiting for the court to issue a decision on the motion. On April 11, 2019, the District Court granted the Company’s motion to dismiss the Amended Complaint, and on August 14, 2019, the U.S. Court of Appeals for the Second Circuit dismissed the plaintiff’s appeal of the District Court’s ruling.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 16 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.

Condensed Parent Company Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$-	$-
Other receivable	-	75,000
Investments in subsidiaries at equity	153,728,021	148,817,497
Total current assets	153,728,021	148,892,497
Other assets:
Property, plant and equipment	18,394,635	19,716,406
Total assets	$172,122,656	$168,608,903
LIABILITIES AND EQUITY
Current liabilities:
Due to related parties	$17,044,800	$17,049,793
Total liabilities	17,044,800	17,049,793
Shareholders’ equity:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 125,000,000 shares authorized; 79,055,053 shares issued and outstanding at December 31, 2019 and 2018)	79,055	79,055
Additional paid-in capital	81,682,599	81,682,599
Retained earnings	70,035,205	64,353,181
Accumulated other comprehensive loss	(16,080,908)	(13,448,047)
Total equity attributable to owners of the company	135,715,951	132,666,788
Non-controlling interest	19,361,905	18,892,322
Total shareholders’ equity	155,077,856	151,559,110
Total liabilities and equity	$172,122,656	$168,608,903

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 16 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.

Condensed Parent Company Statements of Operations

	For the Year Ended December 31,
	2019	2018	2017
Revenue	$-	$-	$-
Cost of revenue	-	-	-
Operating expenses:
General and administrative	(2,198,906)	(2,730,666)	(3,147,934)
Total operating expenses	(2,198,906)	(2,730,666)	(3,147,934)
Loss from operations	(2,198,906)	(2,730,666)	(3,147,934)
Other expense	(8)	(174)	(1,235)
Loss attributable to parent only	(2,198,914)	(2,730,840)	(3,149,169)
Equity in income of subsidiaries	8,578,979	17,543,538	35,669,300
Net income	6,380,065	14,812,698	32,520,131
Less: net income attributable to the non-controlling interest	698,041	1,415,397	2,860,438
Net income attributable to owners of the company	$5,682,024	$13,397,301	$29,659,693

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 16 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.

Condensed Parent Company Statements of Cash Flows

	For the Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITES
Net income (loss)	$6,380,065	$14,812,698	$32,520,131
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Equity in (income) loss of subsidiaries	(8,578,979)	(17,543,538)	(35,669,300)
Changes in assets and liabilities:
Prepaid expenses	-	-	-
Other receivable	-	-	-
Accrued liabilities and other payables	-	-	-
Due to related parties	37,947	(20,000)	1,163,743
NET CASH USED IN OPERATING ACTIVITIES	(2,160,967)	(2,750,840)	(1,985,426)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment payments to subsidiaries	-	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired from subsidiaries	2,165,959	5,140,707	(691,947)
Advances from related parties	-	-	-
Return to related parties	(4,992)	(18,215)	5,702,826
Payments made for dividend	-	(2,371,652)	(3,162,203)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,160,967	2,750,840	1,848,676
NET (DECREASE) INCREASE IN CASH	-	-	(136,750)
CASH - beginning of year	-	-	136,750
CASH - end of year	$-	$-	$-

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

Note 3. Retained Earnings

The retained earnings in the Company’s stand-alone financial statements do not represent the distributable earnings of the Group as it includes the statutory reserve of its subsidiaries in PRC of $15,748,751 and $14,760,112 as of December 31, 2019 and 2018, respectively.

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

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

	Quarter
2019	First	Second	Third	Fourth
Revenue	$18,424	$25,463	$11,180	$34,555
Gross profit	4,081	9,267	3,585	8,293
Net income (loss)	(1,968)	5,034	4,410	(1,096)
Net income (loss) attributable to owners of the company	(1,887)	4,579	4,033	(1,043)
Basic and diluted net income (loss) per ordinary share attributable to owners of the company	$(0.02)	$0.06	$0.05	$(0.01)

	Quarter
2018	First	Second	Third	Fourth
Revenue	$10,884	$13,606	$14,685	$25,081
Gross profit	5,601	6,956	9,385	9,075
Net income (loss)	985	3,335	13,737	(3,244)
Net income (loss) attributable to owners of the company	872	2,945	12,603	(3,023)
Basic and diluted net income (loss) per ordinary share attributable to owners of the company	$0.01	$0.04	$0.16	$(0.04)

NOTE 18 – SUBSEQUENT EVENT

On January 22, 2020, the Company received a loan of $30.10 million from The Export-Import Bank of China. The loan is due on January 21, 2021 with annual interest rate of 3.88%.

As of January 23, 2020, the Company collected the amounts due from related parties of $12.48 million.

As of February 5, 2020, the Company received the partial government subsidy for modification and rebuilding project and reimbursement of certain operating expenses amounted to $28.78 million.

On February 20, 2020, the Company received a shot-term bank loan of $8.89 million from The Export-Import Bank of China. The loan is due on January 21, 2021 with annual interest rate of 3.88%.

On February 21, 2020, the Company repaid a long-term bank loan of $4.52 million to The Export-Import Bank of China in accordance with the loan repayment schedule.

On March 13, 2020, the Company received a loan of $43.00 million from The Export-Import Bank of China. The loan is due on September 13, 2020 with annual interest rate of 3.33%.