Form 10-Q
period 2020-03-31
Pingtan Marine Enterprise Ltd.
filed 2020-05-11
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 11, 2020, the outstanding number of shares of the registrant’s ordinary shares, par value $0.001 per share, was 79,055,053.

PINGTAN MARINE ENTERPRISE LTD.

FORM 10-Q

March 31, 2020

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, the impact of the coronavirus (COVID-19) on the Company’s financial condition, business operations and liquidity; the impact of COVID-19 on our customers and distributors; anticipated growth and growth strategies; need for additional capital and the availability of financing; operational, mechanical, climatic or other unanticipated issues that adversely affect the production capacity of the Company’s vessels; delays in deploying vessels; our ability to successfully manage relationships with customers, distributors and other important relationships; technological changes; competition; demand for our products and services; the deterioration of general economic conditions, whether internationally, nationally or in the local markets in which we operate; legislative or regulatory changes that may adversely affect our business; and those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,763,999	$10,092,205
Restricted cash	6,218,903	-
Accounts receivable, net of allowance for doubtful accounts	10,234,384	9,273,446
Due from related parties	58,470,920	12,477,777
Inventories, net of reserve for inventories	50,761,587	30,527,752
Prepaid expenses	962,879	1,354,129
Other receivables	46,099	613,384

Total Current Assets	159,458,771	64,338,693

OTHER ASSETS:
Cost method investment	2,963,967	3,010,235
Equity method investment	27,370,624	27,923,464
Prepayment for long-term assets	32,816,080	49,040,338
Right-of-use asset	346,531	438,254
Property, plant and equipment, net	255,596,955	259,377,729

Total Other Assets	319,094,157	339,790,020

Total Assets	$478,552,928	$404,128,713

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,064,252	$7,951,766
Accounts payable - related parties	1,643,360	1,707,217
Short-term bank loans	90,612,694	10,034,116
Long-term bank loans - current portion	55,539,089	57,122,789
Accrued liabilities and other payables	9,837,231	11,428,018
Lease liability- current liability	315,939	375,922
Due to related parties	18,354	168,328

Total Current Liabilities	161,030,919	88,788,156

OTHER LIABILITIES:
Lease liability	-	32,203
Long-term bank loans - non-current portion	155,715,516	160,230,498

Total Liabilities	316,746,435	249,050,857

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 125,000,000 shares authorized; 79,055,053 shares issued and outstanding at March 31, 2020 and December 31, 2019)	79,055	79,055
Additional paid-in capital	81,682,599	81,682,599
Retained earnings	61,951,144	54,286,454
Statutory reserve	15,748,751	15,748,751
Accumulated other comprehensive loss	(17,634,175)	(16,080,908)
Total equity attributable to owners of the company	141,827,374	135,715,951
Non-controlling interest	19,979,119	19,361,905

Total Shareholders’ Equity	161,806,493	155,077,856

Total Liabilities and Shareholders’ Equity	$478,552,928	$404,128,713

See notes to consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

	For the Three Months Ended March 31,
	2020	2019

REVENUE	$17,307,000	$18,424,209

COST OF REVENUE	11,554,443	14,343,558

GROSS PROFIT	5,752,557	4,080,651

OPERATING EXPENSES:
Selling	901,651	709,929
General and administrative	1,270,143	3,595,390
General and administrative - depreciation	711,433	1,222,161
Subsidy	(7,773,993)	-

Total Operating (Income) Expenses	(4,890,766)	5,527,480

INCOME (LOSS) PROFIT FROM OPERATIONS	10,643,323	(1,446,829)

OTHER INCOME (EXPENSE):
Interest income	1,200,126	2,516
Interest expense	(2,898,896)	(529,165)
Foreign currency transaction (loss) gain	(366,409)	90,084
Loss on equity method investment	(125,528)	(110,616)
Other (expense) income	(35,540)	25,671

Total Other Expense Income, net	(2,226,247)	(521,510)

INCOME (LOSS) BEFORE INCOME TAXES	8,417,076	(1,968,339)

INCOME TAXES	-	-

NET INCOME (LOSS)	$8,417,076	$(1,968,339)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	752,386	(81,100)

NET INCOME (LOSS) ATTRIBUTABLE TO OWNERS OF THE COMPANY	$7,664,690	$(1,887,239)

COMPREHENSIVE INCOME :
NET INCOME (LOSS)	8,417,076	(1,968,339)
OTHER COMPREHENSIVE (LOSS) GAIN
Unrealized foreign currency translation (loss) gain	(1,688,439)	2,899,349
COMPREHENSIVE INCOME	$6,728,637	$931,010
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	617,214	124,977
COMPREHENSIVE INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$6,111,423	$806,033

NET INCOME (LOSS) PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$0.10	$(0.02)

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053

See condensed notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2020

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
	Ordinary Shares		Additional			Accumulated Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders’
	Shares	Amount	Capital	Earnings	Reserve	Loss	Interest	Equity

Balance, December 31, 2018	79,055,053	$79,055	$81,682,599	$49,593,069	$14,760,112	$(13,448,047)	$18,892,322	$151,559,110

Net loss	-	-	-	(1,887,239)	-	-	(81,100)	(1,968,339)

Dividend declared	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	2,693,272	206,077	2,899,349

Balance, March 31, 2019(Unaudited)	79,055,053	$79,055	$81,682,599	$47,705,830	$14,760,112	$(10,754,775)	$19,017,299	$152,490,120

Balance, December 31, 2019	79,055,053	$79,055	$81,682,599	$54,286,454	$15,748,751	$(16,080,908)	$19,361,905	$155,077,856

Net income	-	-	-	7,664,690	-	-	752,386	8,417,076

Dividend declared	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	(1,553,267)	(135,172)	(1,688,439)

Balance, March 31, 2020(Unaudited)	79,055,053	$79,055	$81,682,599	$61,951,144	$15,748,751	$(17,634,175)	$19,979,119	$161,806,493

See condensed notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,417,076	$(1,968,339)
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	3,378,428	2,740,118
Increase in allowance for doubtful accounts	107,542	-
Increase (decrease) in reserve for inventories	(266,298)	213,454
Loss on equity method investment	125,528	110,616
Impairment loss of fishing vessels	-	2,229,502
Changes in operating assets and liabilities:
Accounts receivable	(1,227,791)	(814,569)
Inventories	(20,751,500)	(4,498,954)
Prepaid expenses	376,068	391,018
Other receivables	566,339	592,037
Accounts payable	(4,837,739)	5,444,714
Accounts payable - related parties	(38,188)	(318,642)
Advance from customers	(821,178)	96,342
Accrued liabilities and other payables	(615,618)	950,819
Accrued liabilities and other payables - related party	-	(1,290)
Due from related parties	(1,165,502)	-
Due to related parties	(332,844)	5,223,359

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(17,085,677)	10,390,185

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(8,709,670)	(21,353,232)
Proceeds from government subsidies for fishing vessels construction	21,051,727	2,159,246
Deposit for purchase of land use right	-	(4,357,621)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	12,342,057	(23,551,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	81,960,166	-
Proceeds from long-term bank loans	8,161,628	83,002,312
Repayments of long-term bank loans	(10,961,456)	(926,365)
Advances from related parties	-	5,534,231
Advance to related party-HL	(45,721,566)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	33,438,772	87,610,178

EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	195,545	477,710

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	28,890,697	74,926,466

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - beginning of period	10,092,205	1,966,855

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - end of period	$38,982,902	$76,893,321

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,059,072	$1,286,302
Income taxes	$-	$-

RECONCILIATION TO AMOUNTS ON CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	32,763,999	76,893,321
Restricted cash	6,218,903	-
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$38,982,902	$76,893,321

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$15,705,688	$-
Property and equipment acquired on credit as payable	$-	$10,111,168

See condensed notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2020

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

On October 24, 2012, CGEI and China Dredging Group Co., Ltd (“CDGC” or “China Dredging”) entered into a Merger Agreement providing for the combination of CGEI and CDGC and on October 24, 2012, CGEI also acquired all of the outstanding capital shares and other equity interests of Merchant Supreme Co., Ltd. (“Merchant Supreme”), a company incorporated on June 25, 2012, in the British Virgin Islands (“BVI”), as per a Share Purchase Agreement. On February 25, 2013, the merger between the Company, CDGC and Merchant Supreme became effective and has been accounted for as a “reverse merger” and recapitalization since the common shareholders of CDGC and Merchant Supreme (i) owned a majority of the outstanding ordinary shares of the Company immediately following the completion of the transaction, and (ii) have significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity. In accordance with the provision of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 805-40, CDGC and Merchant Supreme are deemed the accounting acquirers and the Company is the legal acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of the Company. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of CDGC, Merchant Supreme and their subsidiaries and are recorded at the historical cost basis. The Company’s assets, liabilities and results of operations were consolidated with the assets, liabilities and results of operations of CDGC, Merchant Supreme and their subsidiaries subsequent to the acquisition date of February 25, 2013. Following the completion of the business combination which became effective on February 25, 2013, CDGC and Merchant Supreme became the wholly-owned subsidiaries of the Company. The ordinary shares, par value $0.001 per share, are listed on The NASDAQ Capital Market under the symbol “PME”.

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

(IN U.S. DOLLARS)
MARCH 31, 2020

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of March 31, 2020 are as follows:

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

The Company had a working capital deficit of $1,572,148 as of March 31, 2020. In order to mitigate its liquidity risk, the Company plans to rely on the proceeds from loans from banks and/or financial institutions to increase working capital in order to meet capital demands, and the government subsidies for modification and rebuilding project and reimbursement of certain operating expenses. In addition, Mr. Zhuo, the Chief Executive Officer and Chairman of the Board, will continue to provide financial support to the Company when necessary.

The Company meets its day-to-day working capital requirements through cash flow provided by operations, bank loans and related parties’ advances. The Indonesian government’s moratorium on fishing licenses renewals creates uncertainty over fishing operations in Indonesian waters. The Company’s forecasts and projections show that the Company has adequate resources to continue in operational existence to meet its obligations in the twelve months following the date of this filing, considering operations in Indian waters and international waters and consideration of opportunities in new fishing territories. Also, in the past two years, the Company has upgraded 57 fishing vessels, 2 transport vessels and another 10 fishing vessels are modification and rebuilding project, the deployment of more vessels in operation will generate more revenue and cash inflows to the Company. In addition, the Company receives subsidy for modification and rebuilding project and reimbursement of certain operating expenses from government, as an encouragement of the development of ocean fishing industry.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2020

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 16, 2020.

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2020 and 2019 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and Hong Kong and none of these deposits are covered by insurance. At March 31, 2020 and December 31, 2019, cash balances in the PRC are $38,813,124 and $9,971,626, respectively, and cash balances in Hong Kong are $169,778 and $120,579, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash consists of cash deposits held by the Export Import Bank of China to secure short term bank loans for Hong Long. At March 31, 2020 and December 31, 2019, restricted cash amounted $6,218,903 and nil, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2020

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, inventories, advances to suppliers, prepaid expenses, prepaid expenses – related party, other receivables, other receivables – related party, accounts payable, accounts payable – related parties, short-term bank loans, accrued liabilities and other payables, accrued liabilities and other payables – related party, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The fair value of the Company’s long-term bank loans under its agreements approximates its carrying value at March 31, 2020. The fair value of the Company’s long-term bank loans under its agreements were estimated using Level 2 inputs based on market data. As of March 31, 2020, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2020

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At March 31, 2020 and December 31, 2019, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $113,770 and $7,960, respectively.

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

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. At March 31, 2020 and December 31, 2019, the Company recorded a reserve for inventories in the amount of nil and $266,405, respectively.

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
MARCH 31, 2020

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

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $243,859 and $21,819 for the three months ended March 31, 2020 and 2019, respectively, in the fishing vessels under construction.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates the impairment by comparing carrying amount of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived assets over their fair value. Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. In the first quarter of 2019, the Company dismantled 1 transport vessel and deregistered 6 fishing vessels and applied to the MOA for rebuilding 7 new vessels. As a result of the rebuilding projects, the Company assessed the recoverability of the 7 fishing vessels based on the undiscounted future cash flow that the fishing vessels are expected to generate as less than the carrying amount, and recognized an impairment loss. The impairment loss on vessels was nil and $2,229,502 for the three months ended March 31, 2020 and 2019, respectively.

Revenue recognition

The Company catches different species of fish, ship them back to China and sell the catches to distributors and retailers by acting as a wholesaler. Marine catch is the one and only product line. The product type, contractual price and quantities are identified in contracts. The Company do not offer promotional payments, customer coupons, rebates or other cash redemption offers to our customers, and the Company do not accept returns from customers. The Company’s revenues are recorded at a point in time. All of the operations are considered by the Company’s Chief Operating Decision Maker to be aggregated in one reportable operating segment and the Company’s revenue is disaggregated by product type in terms of species of fish sold pursuant to ASC 606-10-55-91(a).

The revenue is generated from the sale of frozen fish and other marine catches. The Company recognizes revenue at the amount the Company expect to be entitled to be paid, determined when control of the products is transferred to our customers, which occurs upon delivery of and acceptance of the frozen fish by the customer and the Company has a right to payment.

The Company has identified one performance obligation as the frozen fish and other marine catches identified in the contract are picked up by the customers at cold storage warehouse, with revenue being recognized at a point in time. The Company initially recognizes revenue in an amount which is estimated based on contractual prices. The receivables under contracts, whereby pricing is based on contractual prices, are primarily collected within 180 days.

Disaggregation of revenue

The following tables disaggregate revenues under ASC 606 by species of fish: for the three months ended March 31, 2020 and 2019, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended March 31, 2020
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$7,713	8,302,140	$0.93	44.6%
Cuttle fish	2,450	526,900	4.65	14.2%
Peru squid	1,983	1,104,450	1.80	11.5%
Chub mackerel	1,951	2,269,869	0.86	11.3%
Croaker fish	1,257	692,789	1.81	7.3%
Others	1,953	643,135	3.04	11.1%
Total	$17,307	13,539,283	$1.28	100.0%

	Three Months Ended March 31, 2019
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$5,056	4,578,949	$1.10	27.4%
Ribbon fish	3,952	1,201,833	3.29	21.5%
Cuttle fish	2,250	405,768	5.54	12.2%
Croaker fish	1,432	639,488	2.24	7.8%
Indian squid	605	114,829	5.27	3.3%
Pomfret	595	52,213	11.40	3.2%
Others	4,534	1,749,866	2.59	24.6%
Total	$18,424	8,742,946	$2.11	100.0%

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Government subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be satisfied. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is credited to the cost of the asset and is released to the income statement over the expected useful life in a consistent manner with the depreciation method for the relevant asset.

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
MARCH 31, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of March 31, 2020 and December 31, 2019, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and totaled $276,141 and $120,993 for the three months ended March 31, 2020 and 2019, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $1,268,805 and $604,882 for the three months ended March 31, 2020 and 2019, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing is the Chinese Renminbi (“RMB”). For the subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2020 and 2019 was $195,545 and $477,710, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2020

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

Asset and liability accounts at March 31, 2020 and December 31, 2019 were translated at 7.0851 RMB to $1.00 and at 6.9762 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the three months ended March 31, 2020 and 2019 were 6.9790 RMB and 6.7468 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

	Three Months Ended March 31,
	2020	2019
Net income (loss) available to owners of the Company for basic and diluted net income per share of ordinary share	$7,664,690	$(1,887,239)
Weighted average ordinary shares outstanding - basic and diluted	79,055,053	79,055,053
Net income per ordinary share attributable to owners of the Company - basic and diluted	$0.10	$(0.02)

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of March 31, 2020, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

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
MARCH 31, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2020 and 2019 included net income and unrealized gain from foreign currency translation adjustments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2020 and December 31, 2019. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

According to the sale agreement signed on December 4, 2013, the Company does not own 20 fishing vessels but has the operating rights to operate these vessels which are owned by a related company, Fuzhou Hong Long Ocean Fishery Co., Ltd (“Hong Long”) and the Company is entitled to 100% of net profit (loss) of the vessels. The Company has latitude in establishing price and discretion in supplier selection. There were no economic risks associated with the operating rights but the Company may need to bear the operation risks and credit risks as aforementioned.

As the Company has historically derived the majority of its revenue from Indonesian waters, the suspension of fishing operations in this area has had and will continue to have a significant negative impact on the Company.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We applied the new revenue standard beginning January 1, 2018. We have analyzed the Company’s revenue from contracts with customers in accordance with the new revenue standard to determine the impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This standard eliminates the current requirement to disclose the amount or reason for transfers between level 1 and level 2 of the fair value hierarchy and the requirement to disclose the valuation methodology for level 3 fair value measurements. The standard includes additional disclosure requirements for level 3 fair value measurements, including the requirement to disclose the changes in unrealized gains and losses in other comprehensive income during the period and permits the disclosure of other relevant quantitative information for certain unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2019. We applied the new standard beginning January 1, 2020.

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”, which will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. In November 2019, the FASB issued ASU 2019-10. Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, finalizes effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses, leases, and hedging standards. The effective date for SEC filers, excluding smaller reporting companies as defined by the SEC, remains as fiscal years beginning after Dec. 15, 2019. The new effective date for all other entities is fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2020

NOTE 3 – ACCOUNTS RECEIVABLE

At March 31, 2020 and December 31, 2019, accounts receivable consisted of the following:

	March 31, 2020	December 31, 2019
Accounts receivable	$10,348,154	$9,281,406
Less: allowance for doubtful accounts	(113,770)	(7,960)
	$10,234,384	$9,273,446

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance.

NOTE 4 – INVENTORIES

At March 31, 2020 and December 31, 2019, inventories consisted of the following:

	March 31, 2020	December 31, 2019
Frozen fish and marine catches in warehouse	$10,982,041	$1,933,310
Frozen fish and marine catches work in progress	20,746,344	25,401,843
Frozen fish and marine catches in transit	19,033,202	3,459,004
	50,761,587	30,794,157
Less: reserve for inventories	-	(266,405)
	$50,761,587	$30,527,752

Frozen fish and marine catches in warehouse represents fish inventory in cold storage warehouses located in China.

Frozen fish and marine catches work in progress represents fish inventory in vessels’ refrigerators, which has not been delivered to ports in China, nor applied for duty-exemption import into China.

Frozen fish and marine catches in transit represents fish inventory that obtained duty-exemption import permission and is in the process of being shipped to China.

As of March 31, 2020, our total inventory balance was $50,761,587 compared to $30,527,752 as of December 31, 2019. The change in the balance is mainly attributable to an increase in frozen fish and marine catches in warehouse by $9.05 million and an increase in frozen fish and marine catches in transit by $15.57 million, a large portion of which was booked as frozen fish and marine catches work in progress as of December 31, 2019.

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates.

NOTE 5 – COST METHOD INVESTMENT

At March 31, 2020 and December 31, 2019, cost method investment amounted to $2,963,967 and $3,010,235, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.0 million) to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8% investment in the total equity investment of the bank as of March 31, 2020 and December 31, 2019.

In according to ASC 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of March 31, 2020 and December 31, 2019.

NOTE 6 – EQUITY METHOD INVESTMENT

At March 31, 2020 and December 31, 2019, equity method investment amounted to $27,370,624 and $27,923,464, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. On April 12, 2017, another unrelated party, Zhen Lin, purchased shares from existing shareholders. As of March 31, 2020, Pingtan Fishing and Zhen Lin accounted for 20% and 80% of the total ownership, respectively.

Global Deep Ocean will process, cold storage, and transport Deep Ocean fishing products. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $141.1 million) and as of March 31, 2020, Pingtan Fishing had contributed its share of registered capital of RMB 200 million (approximately $28.2 million).

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three months ended March 31, 2020 and 2019, the Company’s share of Global Deep Ocean’s net loss was $125,528 and $110,616, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income (loss).

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2020

NOTE 7 – PREPAYMENT FOR LONG-TERM ASSETS

At March 31, 2020 and December 31, 2019, prepayment for long-term assets consisted of prepayment for fishing vessels’ construction. The Company reclassifies the prepayment for fishing vessels’ construction to construction-in-progress using the percentage of completion method. During the three months ended March 31, 2020, the Company reclassified RMB109,610,000 (approximately $15.0 million) from prepayment for long-term assets to construction-in-progress.

For the three months ended March 31, 2020, a summary of activities in prepayment for long-term assets was as follows:

Prepayment for fishing vessels’ construction
Balance - December 31, 2019	$49,040,338
Prepayments made for fishing vessels’ construction	-
Reclassification to construction-in-progress	(15,705,688)
Foreign currency fluctuation	(518,570)
Balance – March 31, 2020	$32,816,080

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

	Useful life	March 31, 2020	December 31, 2019
Fishing vessels	10 - 20 Years	$279,607,188	$304,619,431
Vehicles	5 Years	21,491	21,826
Office and other equipment	3 – 5 Years	437,933	427,154
Construction-in-progress	-	24,032,391	-
		304,099,003	305,068,411
Less: accumulated depreciation		(48,502,048)	(45,690,682)
		$255,596,955	$259,377,729

On January 19, 2020, the Company received government subsidy for 30 completed fishing vessels amounted to RMB 146.9 million (approximately $20.7 million), the subsidy is related to assets requires deducting it from the carrying amount of the asset.

For the three months ended March 31, 2020 and 2019, depreciation expense amounted to $3,378,428 and $2,740,118, respectively, of which $2,666,995 and $1,517,957, respectively, was included in cost of revenue, and the remainder was included in general and administrative expense, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2020

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT (continued)

The Company had 70 fishing vessels at March 31, 2020 and December 31, 2019, with net carrying amount of approximately $164.9 million and $190.8 million, respectively, pledged as collateral for its bank loans.

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

In the first quarter of 2019, the Company dismantled 1 transport vessel and deregistered 6 fishing vessels and applied to the MOA for rebuilding 7 new vessels. As a result of the rebuilding projects, the Company assessed the recoverability of the 7 fishing vessels based on the undiscounted future cash flow that the fishing vessels are expected to generate as less than the carrying amount, and recognized an impairment loss. The Impairment loss on vessels was nil and $2,229,502 for the three months ended March 31, 2020 and 2019, respectively.

37 vessels in Indonesian waters, however, are not in operation because the licenses are currently inactive due to the moratorium. The Indonesian government’s moratorium on fishing license renewals in 2014 has had and will continue to have a significant negative impact on our results of operations and financial condition. By given the impact of the moratorium, the Company assessed the recoverability of these 37 vessels for the three months ended 2020 and 2019 based on the undiscounted future cash flows, these vessels are available for fishing in other fisheries by redeployment, the impairment test was carried out with reference to the relevant operation data of the Company’s comparable vessels, and considered upgrading and improvement costs based on the Company’s historical experience. As of the three months ended 2020 and 2019, the payback period of each vessel is less than its remaining useful life and the carrying value of the fishing vessels are expected to be recoverable. Therefore, no impairment loss was recognized.

NOTE 9 – RELATED PARTIES TRANSACTIONS

Due from related party

At March 31, 2020 and December 31, 2019, the due from related party amount consisted of the following:

	March 31, 2020	December 31, 2019
Due from related party-Hong Long	$58,470,920	$12,477,777

Due from related party-Hong Long will be repaid within one year, with annual interest rate of 4.35%.

Accounts payable - related parties

At March 31, 2020 and December 31, 2019, accounts payable - related parties consisted of the following:

Name of related party	March 31, 2020	December 31, 2019
Hong Long (1)	$266,076	$270,230
Huna Lin	1,377,284	1,436,987
	$1,643,360	$1,707,217

(1)	Hong Long is an affiliate company majority owned by a family member of the Company’s CEO.

These accounts payable - related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2020

NOTE 9 – RELATED PARTIES TRANSACTIONS (continued)

Due to related parties

At March 31, 2020 and December 31, 2019, the due to related parties amount consisted of the following:

	March 31, 2020	December 31, 2019
Accrued compensation for LiMing Yung, Chief Financial Officer	$15,000	$15,000
Accrued compensation for Xinrong Zhuo, Chief Executive Officer	3,354	3,328
Advance from Xinrong Zhuo	-	150,000
	$18,354	$168,328

The advance from Xinrong Zhuo, the Company’s Chief Executive Officer, is for working capital purposes and short-term in nature, non-interest bearing, unsecured and payable on demand.

Operating lease

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the annual rent is RMB 84,000 (approximately $12,000) and the renewed Office Lease expires on July 31, 2021.

For the three months ended March 31, 2020 and 2019, rent expense related to the Office Lease amounted to $3,009 and $3,113, respectively. The future minimum rental payment required under the Office Lease is as follows:

Twelve-month period Ending March 31:	Amount
2021	$12,036

Rental and related administrative service agreement

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that allowed the Company to use a portion of the premises located in Hong Kong as office and provided related administrative services (the “Service Agreement”). Pursuant to the Service Agreement, the monthly payments are HK$298,500 (approximately $38,000) and the Service Agreement expired on December 31, 2017. On January 1, 2018, the Service Agreement was renewed to February 28, 2018 under the same conditions. On March 1, 2018, the Company entered into a lease agreement directly with the landlord under the same conditions expires on February 28, 2021.

For the three months ended March 31, 2020 and 2019, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $115,200 and $114,167, respectively.

As of March 31, 2020, future minimum lease payments on operating leases were as follows

March 31, 2020
Operating Lease
Maturity of lease liabilities
2020	$324,805
2021	64,961
Total minimum lease payments	$389,766
Imputed interest	(73,827)
Present value of minimum lease payments	$315,939

The remaining lease terms (in years) and discount rates consisted of the following:

March 31, 2020
Lease term and discount rate
Remaining operating lease term	0.91
Discount rate	5.13%

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2020

NOTE 9 – RELATED PARTIES TRANSACTIONS (continued)

Purchases from related parties

During the three months ended March 31, 2020 and 2019, purchases from related parties were as follows:

	Three Months Ended March 31,
	2020	2019
Purchase of fuel, fishing nets and other on-board consumables
from Fuzhou Hong Long Ocean Fishery Co., Ltd	$428,190	$682,581
From Zhiyan Lin	-	354
	428,190	682,935
Purchase of leasing
From Ping Lin	3,009	3,113
	3,009	3,113
Purchase of labor, parking, freight and other on-board consumables service
From Huna Lin	2,989,329	398,982
	2,989,329	398,982

NOTE 10 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. The Company is in compliance with all debt covenants. At March 31, 2020 and December 31, 2019, short-term bank loans consisted of the following:

	March 31, 2020	December 31, 2019
Loan from Fujian Haixia Bank, due on November 1, 2020 with annual interest rate of 6.0900% at March 31, 2020, collateralized by Hong Long’s 6 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%.	$4,234,238	$4,300,335
Loan from Fujian Haixia Bank, due on November 6, 2020 with annual interest rate of 6.0900% at March 31, 2020, collateralized by Hong Long’s 6 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%.	4,939,944	5,017,058
Loan from Fujian Haixia Bank, due on November 14, 2020 with annual interest rate of 6.0900% at March 31, 2020, collateralized by Hong Long’s 6 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%.	705,706	716,723
Loan from The Export-Import Bank of China, due on January 21, 2021 with annual interest rate of 3.8800% at March 31, 2020, guaranteed by Pin Lin, Xinrong Zhuo and Hong Long, pledged deposits provided by Hong Long amounted to RMB 42 million, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	38,390,426	-
Loan from The Export-Import Bank of China, due on July 21, 2020, August 21, 2020 and September 13,2020, with annual interest rate of 3.3300% at March 31, 2020, guaranteed by Pin Lin, Xinrong Zhuo and Hong Long, pledged deposits provided by Hong Long amounted to RMB 20 million.	42,342,380	-
	$90,612,694	$10,034,116

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2020

NOTE 10 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. The Company is in compliance with all long-term bank loan covenants. At March 31, 2020 and December 31, 2019, long-term bank loans consisted of the following:

	March 31, 2020	December 31, 2019
Loan from The Export-Import Bank of China, due on various dates until August 28, 2020 with annual interest rate of 4.750% at March 31, 2020 and December 31, 2019, guaranteed by Hong Long, Xinrong Zhuo and Ping Lin.	$4,657,662	$4,730,369
Loan from The Export-Import Bank of China, due on various dates until January 30, 2023 with annual interest rate of 4.900% at March 31, 2020 and December 31, 2019, guaranteed by Xinrong Zhuo and Ping Lin and collateralized by 2 fishing vessels and collateralized by two related parties’ investments in equity interest of one PRC local banks.	4,939,944	5,017,058
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.145% at March 31, 2020 and December 31, 2019, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 17 fishing vessels, the debt ratio of borrower should not be higher than 80%.	5,363,368	5,447,092
Loan from The Export-Import Bank of China, due on various dates until March 28, 2025 with annual interest rate of 4.949% at March 31, 2020 and December 31, 2019, guaranteed by Hong Long, Xinrong Zhuo, Ping Lin and collateralized by 20 fishing vessels.	59,279,333	65,938,477
Loan from The Export-Import Bank of China, due on various dates until September 30, 2020 with annual interest rate of 4.750% at March 31, 2020 and December 31, 2019, guaranteed by Hong Long, Xinrong Zhuo, Ping Lin and collateralized by equity investment of 67 million shares of Hong Long in Xiamen International Bank.	15,525,540	16,484,619
Loan from The Export-Import Bank of China, due on various dates until August 21, 2026 with annual interest rate of 4.700% at March 31, 2020 and December 31, 2019, guaranteed by Pin Lin, Xinrong Zhuo and Yaohua Zhuo, 15 fishing vessels, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	57,797,349	63,214,931
Loan from The Export-Import Bank of China, due on various dates until October 21, 2025 with annual interest rate of 4.700% at March 31, 2020 and December 31, 2019, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo and Hong Long, 15 fishing vessels and 1 transport vessel, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	44,325,415	45,017,345
Loan from China Development Bank, due on various dates until July 30, 2026 with annual interest rate of 5.390% at March 31, 2020 and December 31, 2019, guaranteed by Xinrong Zhuo, 11 fishing vessels and 6 Hong Long’s fishing vessels, real estate of Mingguang Wanhao Property co., LTD., totalled area 22,123.50m2, the debt ratio of borrower should not be higher than 80%.	11,326,587	11,503,396
Loan from The Export-Import Bank of China, due on various dates until April 21, 2025 with annual interest rate of 4.700% at March 31, 2020, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo and Hong Long, 15 fishing vessels and 1 transport vessel, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	8,039,407	-
Total long-term bank loans	$211,254,605	$217,353,287
Less: current portion	(55,539,089)	(57,122,789)
Long-term bank loans, non-current portion	$155,715,516	$160,230,498

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending March 31,	Principal
2021	$55,539,089
2022	32,603,633
2023	34,861,893
2024	33,379,910
2025	32,533,062
Thereafter	22,337,018
$211,254,605
Less: current portion	55,539,089
Long-term liability	$155,715,516

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2020

NOTE 10 – BANK LOANS (continued)

The weighted average interest rate for short-term bank loans was approximately 4.3% and 6.7% for the three months ended March 31, 2020 and 2019, respectively.

The weighted average interest rate for long-term bank loans was approximately 4.8% and 5.2% for the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020 and 2019, interest expense related to bank loans amounted to $3,142,755 and $550,985, respectively, of which $243,859 and $21,819 was capitalized to construction-in-progress, respectively.

NOTE 11 – ACCRUED LIABILITIES AND OTHER PAYABLES

At March 31, 2020 and December 31, 2019, accrued liabilities and other payables consisted of the following:

	March 31, 2020	December 31, 2019
Accrued salaries and related benefits	$9,199,059	$10,003,346
Accrued interest due	416,839	339,629
Other	221,333	1,085,043
	$9,837,231	$11,428,018

NOTE 12 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At March 31, 2020 and December 31, 2019, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
Customer	2020	2019
A	14%	*
B	13%	*
C	10%	*
D	10%	16%
E	*	22%
F	*	16%
G	*	12%
H	*	10%

*	less than 10%

Three customers accounted for 10% or more of the Company’s total outstanding accounts receivable at March 31, 2020 and December 31, 2019.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2020

NOTE 12 – CERTAIN RISKS AND CONCENTRATIONS (continued)

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
Supplier	2020	2019
A	46%	67%
B	30%	*

*	less than 10%

Four suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at March 31, 2020, accounted for 89.0% of the Company’s total outstanding accounts payable and accounts payable – related parties at March 31, 2020.

Two suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2019, accounted for 76.0% of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2019.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of March 31, 2020 and December 31, 2019, which have not been reflected in its consolidated financial statements.

Operating lease

See note 9 for related party operating lease commitment.

Rental payment and related administrative service charge

See note 9 for related party rental and related administrative service agreement commitment.

NOTE 14 – SUBSEQUENT EVENTS

The situation created by the COVID-19 pandemic has led to an unprecedented economic uncertainty globally. However, the extent of the impact on the Company’s financial condition and results of operations is still highly uncertain and will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on the Company’s customers and exporters, how quickly normal economic conditions, operations, and the demand for the Company’s products can resume and whether the pandemic leads to recessionary conditions in China. Some of the Company’s customers are fish processing plants that exports processed fish products to foreign countries. These customers tended to reduce or postpone their purchases from the Company in the initial stage of the pandemic and have now started adjusting their business strategies in relation to exportation or domestic sale. Although the market activity in China is beginning to recover, the Company expects its full year 2020 results of operations to be adversely affected by the pandemic.

On April 30, 2020, the Company received a loan of $18.34 million from The Export-Import Bank of China. The loan is due on April 21, 2028 with annual interest rate of 4.65%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Pingtan Marine Enterprise Ltd. for the three months ended March 31, 2020 and 2019 should be read in conjunction with the Pingtan Marine Enterprise Ltd. unaudited financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission on March 16, 2020. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We initially had a fishing fleet of 40 vessels in 2013. By June 2015, we expanded the number of vessels to 135 through construction of 3 new vessels, purchase of 72 licensed vessels and acquisition of 20-year exclusive operation rights to 20 vessels. Our fishing fleet consists of vessels of diversified fishing methods ranging from trawling, drift netting, light luring seine, long line fishing to squid jigging.

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

In April 2018, 27 vessels received approval from the MOA to operate in the international waters after the completion of modification and rebuilding projects. The 27 fishing vessels were modified and rebuilt into 20 squid jigging vessels and 7 light luring seine vessels and have been deployed to sea for operation in late 2018 and early 2019.

In 2019, the Company had 30 fishing vessels that received approval from the MOA to operate in the international waters after completion of modification and rebuilding. The 30 vessels were rebuilt and modified into 15 squid jigging vessels and 15 seine vessels. All the 30 vessels finished renovation in 2019 and were deployed to international waters for operation. In late 2019, we applied to the MOA for permits to modify and rebuild 10 fishing vessels.

In January 2020, we purchased 1 refrigerated transport vessel and started modifying and rebuilding the vessel. We expect the modification and rebuilding project to be completed in November 2020, and the transport vessel will then be deployed to international waters.

As of March 31, 2020, we owned 41 squid jigging vessels, 26 trawlers, 25 seine vessels, 13 drifters, 4 longline fishing vessels, and 2 transport vessels, had exclusive operating license rights to 20 drifters, and also had 10 squid jigging vessels and 1 transport vessel which were in the modification and rebuilding project.

Among the 142 vessels, 69 were located in international waters, 12 were located in the Bay of Bengal in India, 13 were located in the PRC, 37 were located in the Arafura Sea in Indonesia, and the remaining 11 vessels were in the modification and rebuilding projects.

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

Significant factors affecting our results of operations

●

COVID-19 pandemic: In December 2019, a novel strain of coronavirus (COVID-19) surfaced in China. In reaction to this outbreak, many provinces and municipalities in China activated the highest Level-I Response to the emergency public health incident. As a result, business activities in China were seriously affected.

Emergency quarantine measures and travel restrictions have had a significant impact on many sectors across China, which has also adversely affected our operations. To reduce the impact on our production and operation, we implemented certain safety measures to allow us to gradually resume work in mid-February. For the employees who left Fuzhou during the Spring Festival holiday and could not return to Fuzhou as scheduled, or those who could only resume work after satisfying the 14-day quarantine requirement, we provided paid leave. Since resuming work in mid-February, we have been using a shift system and adopted additional health and safety procedures to protect our employees. With these measures, we were able to maintain our sales and operations from mid-February to mid-March. On March 23, 2020, we resumed normal operations.

The situation created by the COVID-19 pandemic has led to an unprecedented economic uncertainty globally. However, the extent of the impact on our financial condition and results of operations is still highly uncertain and will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on our customers and exporters, how quickly normal economic conditions, operations, and the demand for our products can resume and whether the pandemic leads to recessionary conditions in China. Some of our customers are fish processing plants that exports processed fish products to foreign countries. These customers tended to reduce or postpone their purchases from us in the initial stage of the pandemic and have now started adjusting their business strategies in relation to exportation or domestic sale. Although the market activity in China is beginning to recover, we expect our full year 2020 results of operations to be adversely affected by the pandemic.

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

In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries(“MMAF”) could combat illegal fishing and rectify ocean fishing order. In February 2015, we ceased all fishing operations in Indonesia. During the moratorium, we were informed that the fishing licenses of four vessels operated through PT. Avona, one of the local companies through which we conduct business in Indonesia, and the fishery business license of PT. Dwikarya, the other local company through which we conduct business in Indonesia, were revoked. Although, in November 2015, the Indonesian government announced that the moratorium had concluded, the MMAF has neither implemented new fishing policies nor resumed the license renewal process. As a result of the above, all local fishing licenses of our vessels in Indonesia are presently inactive. We have been paying close attention to any new trends in fishing policy and have been actively exploring other business operations and redeploying vessels to other locations.

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

RESULTS OF OPERATIONS

Comparison of results of operations for the three months ended March 31, 2020 and 2019

Revenue

We catch different species of fish, ship them back to China and sell the catches to distributors and retailers by acting as a wholesaler. Marine catch is our one and only product line. The product type, contractual price and quantities are identified in contracts. We do not offer promotional payments, customer coupons, rebates or other cash redemption offers to our customers, and we do not accept returns from customers. Our revenues are recorded at a point in time. All of our operations are considered by the Company’s Chief Operating Decision Maker to be aggregated in one reportable operating segment and our revenue is disaggregated by product type in terms of species of fish sold pursuant to ASC 606-10-55-91(a).

The revenue is generated from the sale of frozen fish and other marine catches. We recognize revenue at the amount we expect to be entitled to be paid, determined when control of the products is transferred to our customers, which occurs upon delivery of and acceptance of the frozen fish by the customer and we have a right to payment.

We have identified one performance obligation as the frozen fish and other marine catches identified in the contract are picked up by the customers at our cold storage warehouse, with revenue being recognized at a point in time. We initially recognize revenue in an amount which is estimated based on contractual prices. The receivables under contracts, whereby pricing is based on contractual prices, are primarily collected within 180 days.

For the three months ended March 31, 2020 and 2019, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended March 31, 2020
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$7,713	8,302,140	$0.93	44.6%
Cuttle fish	2,450	526,900	4.65	14.2%
Peru squid	1,983	1,104,450	1.80	11.5%
Chub mackerel	1,951	2,269,869	0.86	11.3%
Croaker fish	1,257	692,789	1.81	7.3%
Others	1,953	643,135	3.04	11.1%
Total	$17,307	13,539,283	$1.28	100.0%

	Three Months Ended March 31, 2019
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$5,056	4,578,949	$1.10	27.4%
Ribbon fish	3,952	1,201,833	3.29	21.5%
Cuttle fish	2,250	405,768	5.54	12.2%
Croaker fish	1,432	639,488	2.24	7.8%
Indian squid	605	114,829	5.27	3.3%
Pomfret	595	52,213	11.40	3.2%
Others	4,534	1,749,866	2.59	24.6%
Total	$18,424	8,742,946	$2.11	100.0%

For the three months ended March 31, 2020, we had revenue of $17,307,000, as compared to revenue of $18,424,209 for the three months ended March 31, 2019, a decrease of $1,117,209, or 6.1%. Sales volumes in the three months ended March 31, 2020 increased 54.9% to 13,539,283 kg from 8,742,946 kg in the three months ended March 31, 2019. Average unit sale price decreased 39.3% in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, the decrease was mainly attributable to the fish species with highest sales volume being sold at lower selling prices-- Indian Ocean squid was our major product in the first quarter of 2020; and an increase in the number of fishing vessels catching Indian Ocean squid on the market led the increased supply, which pulled down the average unit sale price. For the three months ended March 31, 2020, the slight decrease in revenue was primarily attributable to the different sales mix, average unit sale price decreased, despite increase in sales volume as more vessels in operations, as compared to the three months ended March 31, 2019.

Cost of revenue

Our cost of revenue primarily consists of fuel cost, depreciation, direct labor cost, fishing vessels maintenance fees, other overhead costs, and reserve for inventories. Fuel cost, depreciation, and labor cost generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020			2019
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$7,356	63.7%	42.5%	$8,543	59.6%	46.4%
Labor cost	1,758	15.2%	10.2%	2,044	14.2%	11.1%
Depreciation	980	8.5%	5.7%	1,518	10.6%	8.2%
Freight	964	8.3%	5.6%	1,411	9.8%	7.7%
Spare parts	308	2.7%	1.8%	661	4.6%	3.6%
Maintenance fee	(3)	0.0%	0.0%	14	0.1%	0.1%
Others*	191	1.6%	1.1%	153	1.1%	0.8%
Total cost of revenue	$11,554	100.0%	66.9%	$14,344	100.0%	77.9%

*	Represents the reserve for inventories and the cost of foods onboard.

Cost of revenue for the three months ended March 31, 2020 was $11,554,443, representing a decrease of $2,789,115 or 19.4%, as compared to $14,343,558 for the three months ended March 31, 2019, which was primarily due to 8 of our first group of 27 modified and rebuilt fishing vessels moving to designated waters by the end of first quarter 2019, which drove up refueling costs and other related costs of revenue.

Gross profit

Our gross profit is affected primarily by changes in production costs. Fuel cost, labor cost and depreciation together accounted for about 87.4% and 84.4% of cost of revenue for the three months ended March 31, 2020 and 2019, respectively. The fluctuation of fuel price and change in depreciation may significantly affect our cost level and gross profit.

The following table sets forth information as to our revenue, cost of revenue, gross profit and gross margin for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Revenue	$17,307,000	$18,424,209
Cost of revenue	$11,554,443	$14,343,558
Gross profit	$5,752,557	$4,080,651
Gross margin	33.2%	22.1%

Gross profit for the three months ended March 31, 2020 was $5,752,557, representing an increase of $1,671,906 or 41.0%, as compared to gross profit of $4,080,651 for the three months ended March 31, 2019 due to the decrease in our unit production cost of fish.

Gross margin increased to 33.2% for the three months ended March 31, 2020 from 22.1% for the three months ended March 31, 2019. The increase in gross margin for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily attributable to a drop of unit production cost by 48.0% as a result of new fishing vessels that were deployed by the end of first quarter 2019 and drove up the refueling cost and other related costs of revenue. However, no revenue was generated because the vessels were not yet in operation during that time.

Selling expense

Our selling expense mainly includes shipping and handling fees, insurance, customs clearance charge and storage fees. Our sales activities are conducted through direct selling by our internal sales staff. Because of the strong demand for our products and services, we typically do not aggressively market and distribute our products. As a result, our selling expense has been relatively small as a percentage of our revenue.

Selling expense totaled $901,651 for the three months ended March 31, 2020, as compared to $709,929 for the three months ended March 31, 2019, an increase of $191,722 or 27.0%. Selling expense as a percentage of revenue for the three months ended March 31, 2020 increased to 5.2% from 3.9% for the three months ended March 31, 2019, which was mainly attributable to the increase of shipping and handling fees in selling expenses. Selling expense for the three months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended March 31,
	2020	2019
Insurance	$412,674	$449,183
Shipping and handling fees	276,141	120,993
Storage fees	182,244	103,363
Customs clearance charge	12,630	33,057
Other	17,962	3,333
	$901,651	$709,929

●	For the three months ended March 31, 2020, insurance decreased by $36,509, or 8.1%, as compared to the three months ended March 31, 2019. The change was mainly attributable to the different insured fishing vessels mix.

●	For the three months ended March 31, 2020, shipping and handling fees increased by $155,148, or 128.2%, as compared to the three months ended March 31, 2019. The change was mainly attributable to the number of deliveries from ports to the warehouse in China.

●	For the three months ended March 31, 2020, storage fees increased by $78,881, or 76.3%, as compared to the three months ended March 31, 2019. The increase was mainly attributable to larger warehouses were rented as more fish were delivered for inventory.

●	For the three months ended March 31, 2020, customs clearance charge decreased by $20,427, or 61.8%, as compared to the three months ended March 31, 2019. The change was mainly attributable to the numbers of customs declaration.

●	Other miscellaneous selling expense for the three months ended March 31, 2020 increased by $14,629, or 438.9%, as compared to the three months ended March 31, 2019.

General and administrative expense

General and administrative expense totaled $1,981,576 for the three months ended March 31, 2020, as compared to $4,817,551 for the three months ended March 31, 2019, a decrease of $2,835,975, or 58.9%. General and administrative expense for the three months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended March 31,
	2020	2019
Depreciation	$711,433	$1,222,161
Professional fees	698,596	643,547
Compensation and related benefits	314,881	375,280
Rent and related administrative service charge	118,209	136,408
Bad debt expense	107,542	-
Travel and entertainment	4,481	77,815
Impairment loss	-	2,229,502
Other	26,434	132,838
	$1,981,576	$4,817,551

●	We recorded the depreciation in relation to vessels that are not operating as operation expense rather than cost of revenue. For the three months ended March 31, 2020, depreciation expense decreased by $510,728, or 41.8%, as compared to the three months ended March 31, 2019.

●	Professional fees, which primarily consist of legal fees, accounting fees, investor relations services charge, valuation service fees, consulting fees, and other fees associated with being a public company increased by $55,049, or 8.6%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase was primarily attributable to an increase in accounting fees of approximately $39,000, an increase in investor relations services charge of approximately $17,000, an increase in legal fees of approximately $8,000 and an increase in transfer agent fees of approximately $8,000, offset by a decrease in consulting fees of approximately $10,000.

●	Compensation and related benefits decreased by $60,399, or 16.1%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

●	Rent and related administrative service charge decreased by $18,199, or 13.3% for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

●	For the three months ended March 31, 2020, we recorded bad debt of $107,542 as compared to nil for the three months ended March 31, 2019. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●	For the three months ended March 31, 2020, travel and entertainment expense decreased by $73,334, or 94.2%, as compared to the three months ended March 31, 2019. The decrease was mainly attributable to a decrease in entertainment expense of approximately $70,000 and a decrease in travel expense of approximately $3000.

●

Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. In the first quarter of 2019, we dismantled 1 transport vessel and deregistered 6 fishing vessels and applied to the MOA for rebuilding 7 new vessels. As a result of the rebuilding projects, we assessed the recoverability of the 7 fishing vessels based on the undiscounted future cash flow that the fishing vessels are expected to generate as less than the carrying amount, and recognized an impairment loss of $2,229,502. The impairment loss on vessels was nil and $2,229,502 for the three months ended March 31, 2020 and 2019, respectively.

●	Other general and administrative expense primarily consist of insurance, communication fees, office supply, miscellaneous taxes, bank service charge and NASDAQ listing fee. For the three months ended March 31, 2020, other general and administrative expense decreased by $106,404, or 80.1%, as compared to the three months ended March 31, 2019.

Subsidy

Subsidy mainly consists of an incentive granted by the Chinese government to encourage the development of the ocean fishing industry in order to satisfy the demand of natural seafood in China and other small miscellaneous subsidies from the Chinese government. For the three months ended March 31, 2020, subsidy increased by $7,773,993, or 100.0% as compared to the three months ended March 31, 2019. We have received subsidies during the three months ended March 31, 2020 due to government's time schedule.

Income (loss) from operations

As a result of the factors described above, for the three months ended March 31, 2020, income from operations amounted to $10,643,323 as compared to loss from operations of $1,446,829 for the three months ended March 31, 2019, an increase of $12,090,152, or 835.6%.

Other income/expense

Other income/expense mainly include interest income from bank deposits, interest expense generated from short-term and long-term bank borrowings, foreign currency transaction gain, and loss on equity method investment.

For the three months ended March 31, 2020, other expense, net, amounted to $2,226,247 as compared to other expense, net, of $521,510 for the three months ended March 31, 2019, a change of $1,704,737, or 326.9%, which was primarily attributable to an increase in interest expenses of approximately $2,370,000, an increase in foreign currency transaction loss of approximately $456,000, an increase in loss on equity method investment of approximately $15,000 and an increase in other expenses of approximately $61,000. Offset by an increase in interest income of approximately $1,198,000.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the three months ended March 31, 2020 and 2019.

Net income (loss)

As a result of the factors described above, our net income was $8,417,076 for the three months ended March 31, 2020, compared to net loss of $1,968,339 for the three months ended March 31, 2019, an increase of $10,385,415 or 527.6%.

Net income (loss) attributable to owners of the Company

The net income attributable to owners of the Company was $7,664,690, or $0.10 per ordinary share (basic and diluted), for the three months ended March 31, 2020, compared to net loss attributable to owners of the Company of $1,887,239, or $0.02 per ordinary share (basic and diluted), for the three months ended March 31, 2019, an increase of $9,551,929 or 506.1%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $1,688,439 for the three months ended March 31, 2020, as compared to a foreign currency translation gain $2,899,349 for the three months ended March 31, 2019. This non-cash gain had the effect of increasing/decreasing our reported comprehensive income/loss.

Comprehensive income

As a result of our foreign currency translation adjustment, we had comprehensive income for the three months ended March 31, 2020 of $6,728,637, compared to comprehensive income of $931,010 for the three months ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government subsidies as a government incentive for encouraging development of ocean fishing industry. Since the outbreak of COVID-19, we have been paying close attention to the operation of our customers and optimizing the collection of accounts receivable. For new customers, we adopt the policy of receiving payment before pick-up. At March 31, 2020 and December 31, 2019, we had cash balances of approximately $32,763,999 and $10,092,205, respectively. The significant portion of these funds are located in financial institutions located in the PRC and will continue to be indefinitely reinvested in our operations in the PRC.

The following table sets forth a summary of changes in our working capital from December 31, 2019 to March 31, 2020:

			December 31, 2019 to March 31, 2020
	March 31, 2020	December 31, 2019	Change	Percentage Change
Working capital deficit:
Total current assets	$159,458,771	$64,338,693	$95,120,078	147.8%
Total current liabilities	161,030,919	88,788,156	72,242,763	81.4%
Working capital deficit:	$(1,572,148)	$(24,449,463)	$22,877,315	(93.6)%

Our working capital deficit decreased by $22,877,315 to a working capital deficit of $1,572,148 at March 31, 2020 from a working capital deficit of $24,449,463 at December 31, 2019. This decrease in working capital deficit is primarily attributable to an increase in restricted cash of approximately $6,219,000, an increase in accounts receivable, net of allowance for doubtful accounts, of approximately $961,000, an increase in due from related parties of approximately $45,993,000, an increase in inventories, net of reserve for inventories, of approximately $20,234,000 due to our business expansion resulting from more fishing vessels put in operations, a decrease in accounts payable of approximately $4,888,000, a decrease in accounts payable - related parties of approximately $64,000, a decrease in long-term bank loans - current portion approximately of $1,584,000 due to the repayment schedule, a decrease in accrued liabilities and other payables of approximately $1,591,000, a decrease in lease liability of approximately $60,000 and a decrease in due to related parties of approximately $150,000, offset by a decrease in prepaid expenses of approximately $391,000, a decrease in other receivables of approximately $567,000 and a significant increase in short-term bank loans of approximately $80,579,000.

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

The Company meets its day-to-day working capital requirements through cash flow provided by operations, bank loans and related parties’ advances. The Indonesian government’s moratorium on fishing licenses renewals creates uncertainty over fishing operations in Indonesian waters. The Company’s forecasts and projections show that the Company has adequate resources to continue in operational existence to meet its obligations in the twelve months following the date of this filing, considering operations in Indian waters and international waters and consideration of opportunities in new fishing territories. Also, in the past two years, the Company has upgraded 57 fishing vessels, 2 transport vessels and another 10 fishing vessels are modification and rebuilding project, the deployment of more vessels in operation will generate more revenue and cash inflows to the Company. In addition, the Company receives subsidies for modification and rebuilding project and reimbursement of certain operating expenses from government, as an encouragement of the development of ocean fishing industry.

Because the exchange rate conversion is different for consolidated balance sheets and consolidated statements of cash flows, the changes in assets and liabilities reflected on consolidated statements of cash flows are not necessarily identical to the comparable changes reflected on consolidated balance sheets.

Cash flows for the three months ended March 31, 2020 compared to the three months ended March 31, 2019

The following summarizes the key components of our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by operating activities	$(17,085,677)	$10,390,185
Net cash provided by (used in) investing activities	12,342,057	(23,551,607)
Net cash provided by financing activities	33,438,772	87,610,178
Effect of exchange rate on cash	195,545	477,710
Net increase in cash, cash equivalents and restricted cash	$28,890,697	$74,926,466

Net cash flow used in operating activities was $17,085,677 for the three months ended March 31, 2020 as compared to net cash provided by operating activities of $10,390,185 for the three months ended March 31, 2019, a change of $27,475,862.

●	Net cash flow used in operating activities for the three months ended March 31, 2020 primarily reflected our net income of approximately $8,417,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $3,378,000, an increase in allowance for doubtful accounts of approximately $108,000, a decrease in reserve for inventories of approximately $266,000 and loss on equity method investment of approximately $126,000, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of approximately $1,228,000, an increase in inventories of approximately $20,752,000 due to our business expansion resulting from more fishing vessels put in operations, a decrease in accounts payable of approximately $4,838,000, a decrease in accounts payable-related parties of approximately $38,000, a decrease in advance from customers of approximately $821,000, a decrease in accrued liabilities and other payables of approximately $616,000, an increase in due from related parties of approximately $1,166,000 and a decrease in due to related parties of approximately $333,000, offset by a decrease in prepaid expenses of approximately $376,000 and a decrease in other receivables of approximately $566,000.

●

Net cash flow provided by operating activities for the three months ended March 31, 2019 primarily reflected our net loss of approximately $1,968,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $2,740,000, an increase in reserve for inventories of approximately $213,000, loss on equity method investment of approximately $111,000 and impairment loss of fishing vessels of approximately $2,230,000, and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of approximately $391,000, a decrease on other receivables of approximately $592,000, an increase in accounts payable of approximately $5,445,000, an increase in accrued liabilities and other payables of approximately $951,000 and an increase due to related parties of approximately $5,223,000 due to the increase in the advance from Hong Long and Xinrong Zhuo for working capital purposes, offset by an increase in accounts receivable of approximately $815,000, an increase in inventories of approximately $4,499,000 due to our business expansion resulting from more fishing vessels put in operations and a decrease in accounts payable-related parties of approximately $319,000.

Net cash flow provided by investing activities was $12,342,057 for the three months ended March 31, 2020 as compared to net cash flow used in investing activities was $23,551,607 for the three months ended March 31, 2019. During the three months ended March 31, 2020, we received proceeds from government subsidies for fishing vessels construction of approximately $21,052,000, offset by payments made for purchase of property, plant and equipment of approximately $8,710,000. During the three months ended March 31, 2019, we made payments for the purchase of property, plant and equipment of approximately $21,353,000, made payments for the purchase of intangible assets of approximately $4,358,000, offset by proceeds from government subsidies for fishing vessels construction of approximately $2,159,000.

Net cash flow provided by financing activities was $33,438,772 for the three months ended March 31, 2020 as compared to net cash flow used in financing activities of $87,610,178 for the three months ended March 31, 2019. During the three months ended March 31, 2020, we received proceeds from short-term bank loans of approximately of $81,960,000 and proceeds from long-term bank loans of approximately of $8,162,000, offset by the repayments of long-term bank loans of approximately $10,961,000, loans issued to related parties of approximately $45,722,000. During the three months ended March 31, 2019, we received long-term bank loans of approximately of $83,002,000, and received advances from related parties of approximately $5,534,000, offset by the repayments of long-term bank loans of approximately $926,000.

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

The following tables summarize our contractual obligations as of March 31, 2020 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$12	$12	$-	$-	$-
Short-term bank loans (1)	90,613	90,613	-	-	-
Office lease obligation	316	316	-	-	-
Long-term bank loans	211,255	55,539	67,466	65,913	22,337
Total	$302,196	$146,480	$67,466	$65,913	$22,337

(1)	Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

Off-balance sheet arrangements

None.

Critical Accounting Policies and Estimates

Inventories

Frozen fish and marine catches in warehouse represents fish inventory in cold storage warehouses located in China.

Frozen fish and marine catches work in progress represents fish inventory in vessels’ refrigerators, which has not been delivered to ports in China, nor applied for duty-exemption import into China.

Frozen fish and marine catches in transit represents fish inventory that obtained duty-exemption import permission and is in the process of being shipped to China.

As of March 31, 2020, our total inventory balance was $50,761,587 compared to $30,527,752 as of December 31, 2019. The change in the balance is mainly attributable to an increase in frozen fish and marine catches in warehouse by $9.05 million and an increase in frozen fish and marine catches in transit by $15.57 million, a large portion of which was booked as frozen fish and marine catches work in progress as of December 31, 2019.

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates.

Property, plant and equipment

37 vessels in Indonesian waters are not in operation because their licenses are currently inactive due to the moratorium. The Indonesian government’s 2014 moratorium on fishing license renewals has had, and will continue to have, a significant negative impact on our results of operations and financial condition. Given the impact of the moratorium, the Company assessed the recoverability of these 37 vessels for the year ended December 31, 2019 based on the undiscounted future cash flows and the availability of the vessels for redeployment in other fisheries. The impairment test was carried out with reference to the relevant operation data of the Company’s comparable vessels and took into account upgrading and improvement costs based on the Company’s historical experience. As of December 31, 2019, the payback period of each vessel is less than its remaining useful life and the carrying value of the fishing vessels are expected to be recoverable. Therefore, no impairment loss was recognized.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We applied the new revenue standard beginning January 1, 2018. We have analyzed the Company’s revenue from contracts with customers in accordance with the new revenue standard to determine the impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This standard eliminates the current requirement to disclose the amount or reason for transfers between level 1 and level 2 of the fair value hierarchy and the requirement to disclose the valuation methodology for level 3 fair value measurements. The standard includes additional disclosure requirements for level 3 fair value measurements, including the requirement to disclose the changes in unrealized gains and losses in other comprehensive income during the period and permits the disclosure of other relevant quantitative information for certain unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2019. We applied the new standard beginning January 1, 2020.

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”, which will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. In November 2019, the FASB issued ASU 2019-10. Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, finalizes effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses, leases, and hedging standards. The effective date for SEC filers, excluding smaller reporting companies as defined by the SEC, remains as fiscal years beginning after December 15, 2019. The new effective date for all other entities is fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity price risk

Oil costs account for approximately 63.7% of our total cost of revenue for the three months ended March 31, 2020. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at March 31, 2020 and did not employ any commodity price derivatives in the three months ended March 31, 2020.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would decrease (increase) our comprehensive gain by $67,000 for the three months ended March 31, 2020 based on our revenue, costs and expenses, and assets and liabilities denominated in RMB as of March 31, 2020. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $301.9 million at March 31, 2020. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2020, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to material weakness) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of legal proceedings, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 16, 2020.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 16, 2020.

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: May 11, 2020	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	By:	/s/ LiMing Yung
LiMing Yung
Chief Financial Officer (Principal Financial and Accounting Officer)