Form 10-Q
period 2020-06-30
Pingtan Marine Enterprise Ltd.
filed 2020-08-17
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 17, 2020, the outstanding number of the registrant’s ordinary shares, par value $0.001 per share, was 79,055,053.

PINGTAN MARINE ENTERPRISE LTD.

FORM 10-Q

June 30, 2020

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,405,523	$10,092,205
Restricted cash	10,770,608	-
Accounts receivable, net of allowance for doubtful accounts	12,624,501	9,273,446
Due from related parties	81,252,639	12,477,777
Inventories, net of reserve for inventories	56,605,991	30,527,752
Prepaid expenses	750,349	1,354,129
Other receivables	219,325	613,384

Total Current Assets	165,628,936	64,338,693

OTHER ASSETS:
Cost method investment	2,966,311	3,010,235
Equity method investment	27,249,283	27,923,464
Prepayment for long-term assets	63,950,903	49,040,338
Right-of-use asset	253,628	438,254
Property, plant and equipment, net	297,397,430	259,377,729

Total Other Assets	391,817,555	339,790,020

Total Assets	$557,446,491	$404,128,713

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,363,276	$7,951,766
Accounts payable - related parties	2,366,568	1,707,217
Short-term bank loans	90,684,370	10,034,116
Long-term bank loans - current portion	60,880,006	57,122,789
Accrued liabilities and other payables	11,579,704	11,428,018
Lease liability- current liability	222,567	375,922
Due to related parties	18,354	168,328

Total Current Liabilities	183,114,845	88,788,156

OTHER LIABILITIES:
Lease liability	-	32,203
Long-term bank loans - non-current portion	214,352,709	160,230,498

Total Liabilities	397,467,554	249,050,857

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 125,000,000 shares authorized; 79,055,053 shares issued and outstanding at June 30, 2020 and December 31, 2019)	79,055	79,055
Additional paid-in capital	81,682,599	81,682,599
Retained earnings	60,375,134	54,286,454
Statutory reserve	15,748,751	15,748,751
Accumulated other comprehensive loss	(17,786,987)	(16,080,908)
Total equity attributable to owners of the company	140,098,552	135,715,951
Non-controlling interest	19,880,385	19,361,905

Total Shareholders’ Equity	159,978,937	155,077,856

Total Liabilities and Shareholders’ Equity	$557,446,491	$404,128,713

See notes to consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(IN U.S. DOLLARS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

REVENUE	$23,463,133	$25,463,094	$40,770,133	$43,887,303

COST OF REVENUE	21,299,920	16,196,280	32,854,363	30,539,838

GROSS PROFIT	2,163,213	9,266,814	7,915,770	13,347,465

OPERATING EXPENSES:
Selling	1,046,519	535,276	1,948,170	1,245,205
General and administrative	795,332	1,365,250	2,065,475	4,960,640
General and administrative - depreciation	789,334	749,056	1,500,767	1,971,217
Subsidy	(564,095)	-	(8,338,088)	-
Loss on fixed assets disposal	-	166,152	-	166,152

Total Operating Expenses	2,067,090	2,815,734	(2,823,676)	8,343,214

INCOME FROM OPERATIONS	96,123	6,451,080	10,739,446	5,004,251

OTHER INCOME (EXPENSE):
Interest income	1,162,486	17,773	2,362,612	20,289
Interest expense	(2,936,529)	(1,598,082)	(5,835,425)	(2,127,247)
Foreign currency transaction gain (loss)	21,718	(139,715)	(344,691)	(49,631)
Gain from cost method investment	132,753	347,651	132,753	347,651
Loss on equity method investment	(143,015)	(271,227)	(268,543)	(381,843)
Other income (expense)	5,084	226,487	(30,456)	252,158

Total Other Expense, net	(1,757,503)	(1,417,113)	(3,983,750)	(1,938,623)

(LOSS) INCOME BEFORE INCOME TAXES	(1,661,380)	5,033,967	6,755,696	3,065,628

INCOME TAXES	-	-	-	-

NET (LOSS) INCOME	$(1,661,380)	$5,033,967	$6,755,696	$3,065,628

LESS: NET (LOSS) INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	(85,370)	454,923	667,016	373,823

NET (LOSS) INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$(1,576,010)	$4,579,044	$6,088,680	$2,691,805

COMPREHENSIVE INCOME (LOSS):
NET (LOSS) INCOME	(1,661,380)	5,033,967	6,755,696	3,065,628
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation gain (loss)	(166,176)	(3,066,793)	(1,854,615)	(167,444)
COMPREHENSIVE (LOSS) INCOME	$(1,827,556)	$1,967,174	$4,901,081	$2,898,184
LESS: COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	(98,734)	209,407	518,480	334,384
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$(1,728,822)	$1,757,767	$4,382,601	$2,563,800

NET(LOSS)INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$(0.02)	$0.06	$0.08	$0.03

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
						Accumulated
	Ordinary Shares		Additional			Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders’
	Shares	Amount	Capital	Earnings	Reserve	Loss	Interest	Equity

Balance, March 31, 2020 (Unaudited)	79,055,053	$79,055	$81,682,599	$61,951,144	$15,748,751	$(17,634,175)	$19,979,119	$161,806,493

Net income	-	-	-	(1,576,010)	-	-	(85,370)	(1,661,380)

Dividend declared	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	(152,812)	(13,364)	(166,176)

Balance, June 30, 2020 (Unaudited)	79,055,053	$79,055	$81,682,599	$60,375,134	$15,748,751	$(17,786,987)	$19,880,385	$159,978,937

Balance, March 31, 2019 (Unaudited)	79,055,053	$79,055	$81,682,599	$47,705,830	$14,760,112	$(10,754,775)	$19,017,299	$152,490,120

Net income	-	-	-	4,579,044	-	-	454,923	5,033,967

Dividend declared	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	(2,821,277)	(245,516)	(3,066,793)

Balance, June 30, 2019 (Unaudited)	79,055,053	$79,055	$81,682,599	$52,284,874	$14,760,112	$(13,576,052)	$19,226,706	$154,457,294

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
						Accumulated
	Ordinary Shares		Additional			Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders’
	Shares	Amount	Capital	Earnings	Reserve	Loss	Interest	Equity

Balance, December 31, 2019	79,055,053	$79,055	$81,682,599	$54,286,454	$15,748,751	$(16,080,908)	$19,361,905	$155,077,856

Net income	-	-	-	6,088,680	-	-	667,016	6,755,696

Dividend declared	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	(1,706,079)	(148,536)	(1,854,615)

Balance, June 30, 2020 (Unaudited)	79,055,053	$79,055	$81,682,599	$60,375,134	$15,748,751	$(17,786,987)	$19,880,385	$159,978,937

Balance, December 31, 2018	79,055,053	$79,055	$81,682,599	$49,593,069	$14,760,112	$(13,448,047)	$18,892,322	$151,559,110

Net income	-	-	-	2,691,805	-	-	373,823	3,065,628

Dividend declared	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	(128,005)	(39,439)	(167,444)

Balance, June 30, 2019 (Unaudited)	79,055,053	$79,055	$81,682,599	$52,284,874	$14,760,112	$(13,576,052)	$19,226,706	$154,457,294

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,755,696	$3,065,628
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	6,672,732	5,071,259
Increase in allowance for doubtful accounts	57,205	-
Increase (decrease) in reserve for inventories	2,000,619	(358,040)
Loss on equity method investment	268,543	381,843
Impairment loss of fishing vessels	-	2,475,442
Changes in operating assets and liabilities:
Accounts receivable	(3,567,172)	(2,452,909)
Inventories	(28,703,844)	(2,426,497)
Prepaid expenses	587,974	2,569
Other receivables	387,716	(375,533)
Other receivables - related party	-	(20,230)
Accounts payable	9,592,030	1,973,993
Accounts payable - related parties	688,894	(2,896,036)
Advance from customers	(824,813)	-
Accrued liabilities and other payables	1,145,268	2,572,773
Accrued liabilities and other payables - related party	-	(1,290)
Due to related parties	(323,577)	1,221,527

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(5,262,729)	8,234,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(85,240,006)	(59,984,190)
Proceeds from government grants for fishing vessels construction	20,893,357	3,623,171
Deposit for purchase of land use right	-	(7,373,762)

NET CASH USED IN INVESTING ACTIVITIES	(64,346,649)	(63,734,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of short-term bank loans	81,343,591	-
Proceeds from long-term bank loans	76,076,167	100,283,152
Repayments of long-term bank loans	(14,611,982)	(4,719,207)
Due to related parties	-	(10,220,387)
Due from related parties	-	(28,678,209)
Advance to related party-HL	(69,423,710)

NET CASH PROVIDED BY FINANCING ACTIVITIES	73,384,066	56,665,349

EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	309,238	41,357

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,083,926	1,206,424

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - beginning of period	10,092,205	1,966,855

CASH, CASH EQUIVALENTS AND RESTRICTED - end of period	$14,176,131	$3,173,279

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$6,750,422	$2,095,373
Income taxes	$-	$-

RECONCILIATION TO AMOUNTS ON CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	3,405,523	3,173,279
Restricted cash	10,770,608	-
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$14,176,131	$3,173,279
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$(15,731,909)	$-
Property and equipment acquired on credit as payable	$-	24,435,995

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2020

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

On October 24, 2012, CGEI and China Dredging Group Co., Ltd (“CDGC” or “China Dredging”) entered into a Merger Agreement providing for the combination of CGEI and CDGC and on October 24, 2012, CGEI also acquired all of the outstanding capital shares and other equity interests of Merchant Supreme Co., Ltd. (“Merchant Supreme”), a company incorporated on June 25, 2012, in the British Virgin Islands (“BVI”), as per a Share Purchase Agreement. On February 25, 2013, the merger between the Company, CDGC and Merchant Supreme became effective and has been accounted for as a “reverse merger” and recapitalization since the common shareholders of CDGC and Merchant Supreme (i) owned a majority of the outstanding ordinary shares of the Company immediately following the completion of the transaction, and (ii) have significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity. In accordance with the provision of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-40, CDGC and Merchant Supreme are deemed the accounting acquirers and the Company is the legal acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of the Company. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of CDGC, Merchant Supreme and their subsidiaries and are recorded at the historical cost basis. The Company’s assets, liabilities and results of operations were consolidated with the assets, liabilities and results of operations of CDGC, Merchant Supreme and their subsidiaries subsequent to the acquisition date of February 25, 2013. Following the completion of the business combination which became effective on February 25, 2013, CDGC and Merchant Supreme became the wholly-owned subsidiaries of the Company. The Company’s ordinary shares, par value $0.001 per share, are listed on The NASDAQ Capital Market under the symbol “PME”.

In order to place increased focus on the fishing business and pursue more effective growth opportunities, the Company decided to exit and sell the specialized dredging services operated by China Dredging. The Company completed the sale of CDGC and its subsidiaries on December 4, 2013.

On February 9, 2015, the Company terminated its existing Variable Interest Entity (“VIE”) agreements, pursuant to an Agreement of Termination dated February 9, 2015, entered into by and among Ms. Honghong Zhuo, Mr. Zhiyan Lin (each a shareholder of Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd (“Pingtan Fishing”), and together the “Pingtan Fishing’s Shareholders”), Pingtan Fishing and Pingtan Guansheng Ocean Fishing Co., Ltd. (“Pingtan Guansheng”). On February 9, 2015, the Pingtan Fishing’s Shareholders transferred 100% of their equity interest in Pingtan Fishing to Fujian Heyue Marine Fishing Development Co., Ltd. (“Fujian Heyue”), pursuant to an Equity Transfer Agreement dated February 9, 2015, entered into by and among the Pingtan Fishing’s Shareholders, Pingtan Fishing and Fujian Heyue. On February 15, 2015, China Agriculture Industry Development Fund Co., Ltd. (“China Agriculture”) invested RMB 400 million (approximately $65 million) into Pingtan Fishing for an 8% equity interest in Pingtan Fishing. After the restructuring transactions described above, Pingtan Fishing and its entities became the 92% equity-owned subsidiaries of the Company and was no longer a VIE.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2020

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of June 30, 2020, are as follows:

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
JUNE 30, 2020

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Fujian Heyue, through its PRC subsidiary, Pingtan Fishing, engages in ocean fishing with its owned and controlled vessels within the Indian Exclusive Economic Zone, the international waters and Arafura Sea of Indonesia.

The Company had a working capital deficit of $17,485,909 as of June 30, 2020. In order to mitigate its liquidity risk, the Company plans to rely on the proceeds from loans from banks and/or financial institutions to increase working capital in order to meet capital demands, and the government subsidies for modification and rebuilding project and reimbursement of certain operating expenses. In addition, Mr. Zhuo, the Chief Executive Officer and Chairman of the Board, will continue to provide financial support to the Company when necessary.

The Company meets its day-to-day working capital requirements through cash flow provided by operations, bank loans and related parties’ advances. The Indonesian government’s moratorium on fishing licenses renewals creates uncertainty over fishing operations in Indonesian waters. The Company’s forecasts and projections show that the Company has adequate resources to continue in operational existence to meet its obligations in the twelve months following the date of this filing, considering operations in Indian waters and international waters and consideration of opportunities in new fishing territories. Also, in the past two years, the Company has upgraded 67 fishing vessels and the deployment of these vessels into operation will generate more revenue and cash inflows to the Company. In addition, the Company receives subsidies for modification and rebuilding projects and is reimbursed for certain operating expenses from government entities, as an encouragement of the development of ocean fishing industry.

The situation created by the COVID-19 pandemic has led to an unprecedented economic uncertainty globally, it has caused a decrease in unit selling price, an increase of inventory and has resulted in accounts receivables not being timely paid as anticipated. In order to maintain strong liquidity, the management of the Company has been paying close attention to the operation and optimizing the collection of accounts receivable. For new customers, the Company adopts the policy of receiving payment before pick-up.

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

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three and six months ended June 30, 2020 and 2019 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and Hong Kong and none of these deposits are covered by insurance. At June 30, 2020 and December 31, 2019, cash balances in the PRC were $3,193,562 and $9,971,626, respectively, and cash balances in Hong Kong were $211,961 and $120,579, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash consists of cash deposits held by the Export Import Bank of China to secure its bank loans and Hong Long’s short term bank loans. At June 30, 2020 and December 31, 2019, restricted cash amounted to $10,770,608 and nil, respectively.

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, inventories, advances to suppliers, prepaid expenses, prepaid expenses – related party, other receivables, other receivables – related party, accounts payable, accounts payable – related parties, short-term bank loans, accrued liabilities and other payables, accrued liabilities and other payables – related party, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The fair value of the Company’s long-term bank loans under its agreements approximates its carrying value at June 30, 2020. The fair value of the Company’s long-term bank loans under its agreements were estimated using Level 2 inputs based on market data. As of June 30, 2020, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value.

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
JUNE 30, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At June 30, 2020 and December 31, 2019, the Company had established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $64,664 and $7,960, respectively.

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

A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record a reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. At June 30, 2020 and December 31, 2019, the Company recorded a reserve for inventories in the amount of $2,249,685 and $266,405, respectively.

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company regularly evaluates its ability to realize the value of inventories based on a combination of factors including the following: forecasted sales and estimated current and future market value.

Fishing licenses

Each of the Company’s fishing vessels requires an approval from the Ministry of Agriculture and Rural Affairs of the PRC (“MOA”) to carry out ocean fishing projects in international waters and foreign territories, and to the extent required, a fishing license in local fishing territory where the vessel operates. These approvals are valid for a period from 3 to 12 months and are awarded to the Company at no cost. The Company applies for the renewal of the license prior to expiration to avoid interruptions of fishing vessels’ operations. Since 2014 there has been a moratorium on fishing in Indonesian waters. Each of our fishing vessels operating in Indonesian waters requires a fishing license granted by the authority in Indonesia.

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
JUNE 30, 2020

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

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $765,066 and $163,934 for the three months ended June 30, 2020 and 2019, respectively, in the fishing vessels under construction. The Company capitalized interest of $1,008,925 and $185,753 for the six months ended June 30, 2020 and 2019, respectively, in the fishing vessels under construction.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates the impairment by comparing the carrying amount of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived assets over their fair value. Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. The Company recognized impairment loss of nil and $245,940 for the three months ended June 30, 2020 and 2019, respectively. The Company recognized impairment loss of nil and $2,475,442 for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2019, the Company dismantled 1 transport vessel and deregistered 6 fishing vessels and applied to the MOA for rebuilding 7 new vessels. As a result of the rebuilding projects, the Company assessed the recoverability of the 7 fishing vessels based on the undiscounted future cash flow that the fishing vessels are expected to generate as less than the carrying amount, and recognized an impairment loss.

Revenue recognition

The Company catches different species of fish, ships them back to China and sells the catches to distributors and retailers by acting as a wholesaler. Marine catch is the Company’s one and only product line. The product type, contractual price and quantities are identified in contracts. The Company does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers, and the Company does not accept returns from customers. The Company’s revenues are recorded at a point in time. All of the operations are considered by the Company’s Chief Operating Decision Maker to be aggregated in one reportable operating segment and the Company’s revenue is disaggregated by product type in terms of species of fish sold pursuant to ASC Topic 606-10-55-91(a).

The Company’s revenue is generated from the sale of frozen fish and other marine catches. The Company recognizes revenue at the amount the Company expects to be entitled to be paid, determined when control of the products is transferred to its customers, which occurs upon delivery of and acceptance of the frozen fish by the customer and the Company has a right to receive payment.

The Company has identified one performance obligation as the frozen fish and other marine catches identified in the contract are picked up by the customers at cold storage warehouse, with revenue being recognized at a point in time. The Company initially recognizes revenue in an amount which is estimated based on contractual prices. The receivables under contracts, whereby pricing is based on contractual prices, are primarily collected within 180 days of completion of its performance obligation.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

Disaggregation of revenue

The following tables disaggregate revenues under ASC Topic 606 by species of fish: For the three months ended June 30, 2020 and 2019, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended June 30, 2020
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$12,108	14,970,511	$0.81	51.6%
Peru squid	2,855	1,949,315	1.46	12.2%
Chub mackerel	2,064	2,285,335	0.90	8.8%
Croaker fish	1,839	1,015,030	1.81	7.8%
Cuttle fish	1,666	398,240	4.18	7.1%
Others	2,931	1,136,003	2.58	12.5%
Total	$23,463	21,754,435	$1.08	100.0%

	Three Months Ended June 30, 2019
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$12,573	11,418,082	$1.10	49.4%
Argentina squid(whole)	3,530	780,888	4.52	13.9%
Ribbon fish	2,061	612,469	3.37	8.1%
Croaker fish	1,813	827,012	2.19	7.1%
Indian squid	715	120,880	5.92	2.8%
Others	4,771	1,669,067	2.86	18.7%
Total	$25,463	15,428,398	$1.65	100.0%

The following tables disaggregate revenues under ASC Topic 606 by species of fish: For the six months ended June 30, 2020 and 2019, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Six Months Ended June 30, 2020
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$19,821	23,272,651	$0.85	48.6%
Peru squid	4,838	3,053,765	1.58	11.9%
Cuttle fish	4,116	925,140	4.45	10.1%
Chub mackerel	4,015	4,555,204	0.88	9.8%
Croaker fish	3,096	1,707,819	1.81	7.6%
Others	4,884	1,779,139	2.75	12.0%
Total	$40,770	35,293,718	$1.16	100.0%

	Six Months Ended June 30, 2019
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$17,629	15,997,031	$1.10	40.2%
Ribbon fish	6,014	1,814,302	3.31	13.7%
Argentina squid(whole)	3,800	889,945	4.27	8.7%
Croaker fish	3,245	1,466,500	2.21	7.4%
Cuttle fish	2,437	445,359	5.47	5.6%
Others	10,762	3,558,206	3.02	24.4%
Total	$43,887	24,171,343	$1.82	100.0%

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2020

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

The Company’s subsidiary, Pingtan Fishing, is a qualified ocean fishing enterprise certified by the MOA. The qualification renews on April 1 of each year. Pingtan Fishing is exempt from income tax derived from its ocean fishing operations in the periods it processes a valid Ocean Fishing Enterprise Qualification Certificate issued by the MOA.

The China’s Enterprise Income Tax Law (“EIT Law”), which went into effect on January 1, 2018, also provides that an enterprise established under the laws of foreign countries or regions but whose “de facto management body” is located in the PRC be treated as a resident enterprise for PRC tax purposes and consequently be subject to the PRC income tax at the rate of 25% for its worldwide income. The Implementing Rules of the new EIT Law merely define the location of the “de facto management body” as “the place where the exercising, in substance, of the overall management and control of the production and business operation, personnel, accounting, properties, etc., of a non-PRC company is located.” On April 22, 2009, the PRC State Administration of Taxation further issued a notice entitled “Notice Regarding Recognizing Offshore-Established Enterprises Controlled by PRC Shareholders as Resident Enterprises Based on Their Place of Effective Management.” Under this notice, a foreign company controlled by a PRC company or a group of PRC companies shall be deemed as a PRC resident enterprise if (i) the senior management and the core management departments in charge of its daily operations mainly function in the PRC; (ii) its financial decisions and human resource decisions are subject to decisions or approvals of persons or institutions in the PRC; (iii) its major assets, accounting books, company seals, minutes and files of board meetings and shareholders’ meetings are located or kept in the PRC; and (iv) more than half of the directors or senior management personnel with voting rights reside in the PRC. Based on a review of surrounding facts and circumstances, the Company does not believe that it is likely that its operations outside of the PRC should be considered a resident enterprise for PRC tax purposes. However, due to limited guidance and implementation history of the EIT Law, should the Company be treated as a resident enterprise for PRC tax purposes, the Company will be subject to PRC tax on worldwide income at a uniform tax rate of 25% retroactive to May 3, 2012.

In addition, Pingtan Fishing is not subject to foreign income taxes for its operations in either India or Indonesia Exclusive Economic Zones or the Western and Central Pacific Fisheries Commission areas.

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
JUNE 30, 2020

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

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of June 30, 2020 and December 31, 2019, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and amounted to $44,952 and $92,585 for the three months ended June 30, 2020 and 2019, respectively. Shipping and handling costs amounted to $321,093 and $213,578 for the six months ended June 30, 2020 and 2019, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs amounted to $1,242,254 and $611,472 for the three months ended June 30, 2020 and 2019, respectively. Employee benefit costs amounted to $2,511,059 and $1,216,354 for the six months ended June 30, 2020 and 2019, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company and Merchant Supreme and Prime Cheer, the Company’s subsidiaries, is the U.S. dollar. The functional currency of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, the Company’s subsidiaries, is the Chinese Renminbi (“RMB”). For the Company’s subsidiaries Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2020 and 2019 was $309,238 and $41,357, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date and any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transactions in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at June 30, 2020 and December 31, 2019 were translated at 7.0795 RMB to $1.00 and at 6.9762 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the six months ended June 30, 2020 and 2019 were 7.0319 RMB and 6.7808 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net income per share is computed by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of ordinary shares, ordinary share equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of the ordinary shares issuable upon the exercise of ordinary share warrants (using the treasury stock method). Ordinary share equivalents are not included in the calculation of diluted earnings per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income available to owners of the company for basic and diluted net income per share of ordinary stock	$(1,576,010)	$4,579,044	$6,088,680	$2,691,805
Weighted average ordinary stock outstanding - basic and diluted	79,055,053	79,055,053	79,055,053	79,055,053
Net (loss) income per ordinary share attributable to owners of the Company - basic and diluted	$(0.02)	$0.06	$0.08	$0.03

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of June 30, 2020, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 included net income and unrealized gain from foreign currency translation adjustments.

Segment information

ASC Topic 280 “Segment reporting” establishes standards for reporting information on operating segments in interim and annual financial statements. All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment. All of the Company’s customers are in the PRC and all income is derived from ocean fishery.

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims, arising out of the normal course of businesses that relate to a wide range of matters, including among others, liability for breaches of contracts. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments, including historical operations, scientific evidence and the specifics of each matter.

The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2020. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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
JUNE 30, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit, economic and political risks (continued)

According to the sale agreement signed on December 4, 2013, the Company does not own 20 fishing vessels but has the operating rights to operate these vessels which are owned by a related company, Fuzhou Hong Long Ocean Fishery Co., Ltd (“Hong Long”) and the Company is entitled to 100% of the net profit (loss) of the vessels. The Company has latitude in establishing price and discretion in supplier selection. There were no economic risks associated with the operating rights but the Company may need to bear the operation risks and credit risks as aforementioned.

As the Company has historically derived the majority of its revenue from Indonesian waters, the suspension of fishing operations in this area has had and will continue to have a significant negative impact on the Company.

Recent Adopted Accounting Standards

Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease and lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC Topic 840, including its disclosure requirements, in the comparative periods presented in the year of adoption.

Effective January 1, 2019, we adopted the new standard using the modified retrospective approach and implemented internal controls to enable the preparation of financial information upon adoption. We elected to adopt both the transition relief provided in ASU 2018-11 and the package of practical expedients which allowed us, among other things, to retain historical lease classifications and accounting for any leases that existed prior to adoption of the standard. Additionally, we elected the practical expedients allowing us not to separate lease and non-lease components and not record leases with an initial term of twelve months or less (“short-term leases”) on the balance sheet across all existing asset classes. Adoption of the new standard resulted in the recording of right use asset and lease liability of $0.77 million as of January 1, 2019, which primarily relates to our corporate office leases. The standard did not materially impact our condensed consolidated statements of operations or cash flows. Adopting the new standard did not have a material impact on the accounting for leases under which we are the lessee.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2020

NOTE 3 – ACCOUNTS RECEIVABLE

At June 30, 2020 and December 31, 2019, accounts receivable consisted of the following:

	June 30, 2020	December 31, 2019
Accounts receivable	$12,689,165	$9,281,406
Less: allowance for doubtful accounts	(64,664)	(7,960)
	$12,624,501	$9,273,446

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of an individual balance.

NOTE 4 – INVENTORIES

At June 30, 2020 and December 31, 2019, inventories consisted of the following:

	June 30, 2020	December 31, 2019
Frozen fish and marine catches work in progress	$26,174,721	$25,401,843
Frozen fish and marine catches in transit	12,555,420	3,459,004
Frozen fish and marine catches in warehouse	20,125,535	1,933,310
	58,855,676	30,794,157
Less: reserve for inventories	(2,249,685)	(266,405)
	$56,605,991	$30,527,752

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

As of June 30, 2020, our total inventory balance was $56,605,991 compared to $30,527,752 as of December 31, 2019. The change in the balance is mainly attributable to an increase in frozen fish and marine catches in warehouse by $18.19 million and an increase in frozen fish and marine catches in transit by $9.10 million, a large portion of which was booked as frozen fish and marine catches work in progress as of December 31, 2019.

A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a reserve for the difference between the cost and the market value. These reserves are recorded based on estimates.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2020

NOTE 5 – COST METHOD INVESTMENT

At June 30, 2020 and December 31, 2019, cost method investment amounted to $2,966,311 and $3,010,235, respectively. The investment represents Pingtan Fishing’s, the Company’s subsidiary, minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank”), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.0 million) to purchase 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8% investment in the total equity investment of the bank as of June 30, 2020 and December 31, 2019.

In according to ASC Topic 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of June 30, 2020 and December 31, 2019.

NOTE 6 – EQUITY METHOD INVESTMENT

At June 30, 2020 and December 31, 2019, equity method investment amounted to $27,249,283 and $27,923,464, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. In April 2017, these two companies sold their shares to another unrelated party, Zhen Lin. As of June 30, 2020, Pingtan Fishing and Zhen Lin accounted for 20% and 80% of the total ownership, respectively.

Global Deep Ocean will process, cold storage, and transport Deep Ocean fishing products. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $141.3 million) and as of June 30, 2020, Pingtan Fishing had contributed its share of registered capital of RMB 200 million (approximately $28.3 million).

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three months ended June 30, 2020 and 2019, the Company’s share of Global Deep Ocean’s net loss was $143,015 and $127,212, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income. For the six months ended June 30, 2020 and 2019, the Company’s share of Global Deep Ocean’s net loss was $268,543 and $237,828, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2020

NOTE 7 – PREPAYMENT FOR LONG-TERM ASSETS

At June 30, 2020 and December 31, 2019, prepayment for long-term assets consisted of prepayment for fishing vessels’ construction. The Company reclassifies the prepayment for fishing vessels’ construction to construction-in-progress using the percentage of completion method. During the six months ended June 30, 2020, the Company reclassified RMB 466,335,000 (approximately $66.3 million) from prepayment for long-term assets to construction-in-progress.

For the six months ended June 30, 2020, a summary of activities in prepayment for long-term assets was as follows:

Prepayment for fishing vessels’ construction
Balance - December 31, 2019	$49,040,338
Prepayments made for fishing vessels’ construction	82,048,948
Reclassification to construction-in-progress	(66,317,069)
Foreign currency fluctuation	(821,314)
Balance – June 30, 2020	$63,950,903

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2020 and December 31, 2019, property, plant and equipment consisted of the following:

	Useful life	June 30, 2020	December 31, 2019
Fishing vessels	10 - 20 Years	$329,999,848	$304,619,431
Vehicles	5 Years	21,508	21,826
Office and other equipment	3 – 5 Years	438,279	427,154
Construction-in-progress	-	18,830,995	-
		349,290,630	305,068,411
Less: accumulated depreciation		(51,893,200)	(45,690,682)
		$297,397,430	$259,377,729

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2020

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT (continued)

On January 19, 2020, the Company received a government subsidy for 30 completed fishing vessels that amounted to RMB 146.9 million (approximately $20.8 million). The subsidy is related to assets requires deducting it from the carrying amount of the asset.

For the three months ended June 30, 2020 and 2019, depreciation expense amounted to $3,294,304 and $2,331,141, respectively, of which $2,504,970 and $1,582,085, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense. For the six months ended June 30, 2020 and 2019, depreciation expense amounted to $6,672,732 and $5,071,259, of which $5,171,965 and $3,100,042, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

The Company had 70 fishing vessels at June 30, 2020 and December 31, 2019, with net carrying amount of approximately $162.8 million and $190.8 million, respectively, pledged as collateral for its bank loans.

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

The Company recognized impairment loss of nil and $245,940 for the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2019, the Company dismantled 1 transport vessel and deregistered 6 fishing vessels and applied to the MOA for rebuilding 7 new vessels. As a result of the rebuilding projects, the Company assessed the recoverability of the 7 fishing vessels based on the undiscounted future cash flow that the fishing vessels are expected to generate as less than the carrying amount, and recognized an impairment loss. The Company recognized impairment loss of nil and $2,475,442 for the six months ended June 30, 2020 and 2019, respectively.

37 vessels in Indonesian waters, are not in operation because the licenses are currently inactive due to a moratorium. The Indonesian government’s moratorium on fishing license renewals in 2014 has had, and will continue to have a significant negative impact on our results of operations and financial condition. Given the impact of the moratorium, the Company assessed the recoverability of these 37 vessels for the six months ended 2020 and 2019 based on the undiscounted future cash flows, these vessels are available for fishing in other fisheries by redeployment, the impairment test was carried out with reference to the relevant operation data of the Company’s comparable vessels, and considered upgrading and improvement costs based on the Company’s historical experience. As of the six months ended June 30, 2020 and 2019, the payback period used in the undiscounted cash flow analysis used in the recoverability assessment is less than its remaining useful life and the carrying value of the fishing vessels are expected to be recoverable. Therefore, no impairment loss was recognized.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2020

NOTE 9 – RELATED PARTIES TRANSACTIONS

Due from related party

At June 30, 2020 and December 31, 2019, the due from related party amount consisted of the following:

	June 30, 2020	December 31, 2019
Due from related party-Hong Long	$81,252,639	$12,477,777

Due from related party-Hong Long will be repaid in the following installments, with an annual interest rate of 4.35%, guaranteed by two land use rights owned jointly by two companies controlled by Zhuo's family.

The installments due from related party-Hong Long are as follows:

Before	Installments
August 14, 2020	$14,125,291
August 31, 2020	16,950,350
September 20, 2020	35,313,228
October 20, 2020	14,125,291
December 20, 2020	738,479
Total	$81,252,639

Accounts payable - related parties

At June 30, 2020 and December 31, 2019, accounts payable - related parties consisted of the following:

Name of related party	June 30, 2020	December 31, 2019
Hong Long (1)	$268,447	$270,230
Huna Lin	2,098,121	1,436,987
	$2,366,568	$1,707,217

(1)	Hong Long is an affiliate company majority owned by a family member of the Company’s CEO.

These accounts payable - related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

Due to related parties

At June 30, 2020 and December 31, 2019, the due to related parties amount consisted of the following:

	June 30, 2020	December 31, 2019
Accrued compensation for LiMing Yung, Chief Financial Officer	$15,000	$15,000
Accrued compensation for Xinrong Zhuo, Chief Executive Officer	3,354	3,328
Advance from Xinrong Zhuo	-	150,000
	$18,354	$168,328

The advance from Xinrong Zhuo, the Company’s Chief Executive Officer, is for working capital purposes and short-term in nature, non-interest bearing, unsecured and payable on demand.

Operating lease

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, the spouse of the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the annual rent is RMB 84,000 (approximately $11,900) and the renewed Office Lease expires on July 31, 2021.

For the three months ended June 30, 2020 and 2019, rent expense related to the Office Lease amounted to $2,964 and $3,081, respectively. For the six months ended June 30, 2020 and 2019, rent expense related to the Office Lease amounted to $5,973 and $6,194, respectively. The future minimum rental payment required under the Office Lease is as follows:

Twelve-month period Ending June 30:	Amount
2021	$11,946

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2020

NOTE 9 – RELATED PARTIES TRANSACTIONS (continued)

Rental and related administrative service agreement

On July 1, 2013, the Company entered into a service agreement with Hai Yi Shipping Limited that permitted the Company to use a portion of the premises located in Hong Kong as office space and provided related administrative services (the “Service Agreement”). Pursuant to the Service Agreement, the monthly payments are HK$298,500 (approximately $38,000) and the Service Agreement expired on December 31, 2017. On January 1, 2018, the Service Agreement was renewed to February 28, 2018 under the same conditions. On March 1, 2018, the Company entered into a lease agreement directly with the landlord under the same conditions that expires on February 28, 2021.

For the three months ended June 30, 2020 and 2019, rent expense and the corresponding administrative service charge related to the Service Agreement amounted to $115,528 and $114,192, respectively. For the six months ended June 30, 2020 and 2019, rent expense and the corresponding administrative service charge related to the Service Agreement amounted to $230,728 and $228,359, respectively.

As of June 30, 2019, the future minimum lease payments on operating leases were as follows:

June 30, 2020
Maturity of lease liabilities
2020	$210,340
2021	35,425
Total minimum lease payments	$245,765
Imputed interest	(23,162)
Present value of minimum lease payments	$222,603

The remaining lease terms (in years) and discount rates consisted of the following:

June 30, 2020
Lease term and discount rate
Remaining operating lease term	0.67
Discount rate	5.13%

Purchases from related parties

During the three and six months ended June 30, 2020 and 2019, purchases from related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Purchase of fuel, fishing nets and other on board consumables
from Zhiyan Lin	$-	$190	$-	$544
from Fuzhou Honglong Ocean Fishery Co., Ltd.	636,530	1,986,605	1,064,720	2,669,186
	636,530	1,986,795	1,064,720	2,669,730
Purchase of leasing
from Ping Lin	2,964	3,081	5,973	6,194
	2,964	3,081	5,973	6,194
Purchase of vessel maintenance service, docking and freight
from Huna Lin	210,961	7,585	3,411,251	406,567
	$210,961	$7,585	$3,411,251	$406,567

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2020

NOTE 10 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. At June 30, 2020 and December 31, 2019, short-term bank loans consisted of the following:

	June 30, 2020	December 31, 2019
Loan from Fujian Haixia Bank, due on November 1, 2020 with annual interest rate of 6.0900% at June 30, 2020, collateralized by Hong Long’s 6 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%.	$4,237,587	$4,300,335
Loan from Fujian Haixia Bank, due on November 6, 2020 with annual interest rate of 6.0900% at June 30, 2020, collateralized by Hong Long’s 6 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%.	4,943,852	5,017,058
Loan from Fujian Haixia Bank, due on November 14, 2020 with annual interest rate of 6.0900% at June 30, 2020, collateralized by Hong Long’s 6 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%.	706,265	716,723
Loan from The Export-Import Bank of China, due on January 21, 2021 with annual interest rate of 3.8800% at June 30, 2020, guaranteed by Pin Lin, Xinrong Zhuo and Hong Long, pledged deposits provided by Hong Long amounted to RMB 42 million, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	38,420,792	-
Loan from The Export-Import Bank of China, due on July 21, 2020, August 21, 2020 and September 13, 2020, with annual interest rate of 3.3300% at June 30, 2020, guaranteed by Pin Lin, Xinrong Zhuo and Hong Long, pledged deposits provided by Hong Long amounted to RMB 20 million.	42,375,874	-
	$90,684,370	$10,034,116

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2020

NOTE 10 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. The Company is in compliance with all long-term bank loan covenants. At June 30, 2020 and December 31, 2019, long-term bank loans consisted of the following:

	June 30, 2020	December 31, 2019
Loan from The Export-Import Bank of China, due on various dates until August 28, 2020 with annual interest rate of 4.750% at June 30, 2020 and December 31, 2019, guaranteed by Hong Long, Xinrong Zhuo and Ping Lin.	$4,661,346	$4,730,369
Loan from The Export-Import Bank of China, due on various dates until January 30, 2023 with annual interest rate of 4.900% at June 30, 2020 and December 31, 2019, guaranteed by Xinrong Zhuo and Ping Lin and collateralized by 2 fishing vessels and collateralized by two related parties’ investments in equity interest of one PRC local banks.	2,825,058	5,017,058
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.145% at June 30, 2020 and December 31, 2019, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 17 fishing vessels, the debt ratio of borrower should not be higher than 80%.	4,661,346	5,447,092
Loan from The Export-Import Bank of China, due on various dates until March 28, 2025 with annual interest rate of 4.949% at June 30, 2020 and December 31, 2019, guaranteed by Hong Long, Xinrong Zhuo, Ping Lin and collateralized by 20 fishing vessels.	59,326,224	65,938,477
Loan from The Export-Import Bank of China, due on various dates until September 30, 2020 with annual interest rate of 4.750% at June 30, 2020 and December 31, 2019, guaranteed by Hong Long, Xinrong Zhuo, Ping Lin and collateralized by equity investment of 67 million shares of Hong Long in Xiamen International Bank.	15,537,820	16,484,619
Loan from The Export-Import Bank of China, due on various dates until August 21, 2026 with annual interest rate of 4.700% at June 30, 2020 and December 31, 2019, guaranteed by Pin Lin, Xinrong Zhuo and Yaohua Zhuo, 15 fishing vessels, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	57,843,068	63,214,931
Loan from The Export-Import Bank of China, due on various dates until October 21, 2025 with annual interest rate of 4.700% at June 30, 2020 and December 31, 2019, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo and Hong Long, 15 fishing vessels and 1 transport vessel, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	44,360,477	45,017,345
Loan from China Development Bank, due on various dates until July 30, 2026 with annual interest rate of 5.390% at June 30, 2020 and December 31, 2019, guaranteed by Xinrong Zhuo, 11 fishing vessels and 6 Hong Long’s fishing vessels, real estate of Mingguang Wanhao Property co., LTD., totalled area 22,123.50m2, the debt ratio of borrower should not be higher than 80%.	10,452,716	11,503,396
Loan from The Export-Import Bank of China, due on various dates until October 21, 2025 with annual interest rate of 4.700% at June 30, 2020, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo and Hong Long, 15 fishing vessels and 1 transport vessel, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	8,045,766	-
Loan from The Export-Import Bank of China, due on various dates until April 21, 2028 with annual interest rate of 4.650% at June 30, 2020, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo, Hong Long and Huanghai Shipbuilding Co., Ltd., the Land Use Right of B2 plot in central business district on the north shore of Minjiang river, 1 vessel.	18,362,879
Loan from The Export-Import Bank of China, due on various dates until December 21, 2028 with annual interest rate of 4.650% at June 30, 2020, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo, Hong Long and Huanghai Shipbuilding Co., Ltd., the Land Use Right of B2 plot in central business district on the north shore of Minjiang river, 1 vessel.	19,775,408
Loan from Bank of Communications, due on various dates until June 27, 2025 with annual interest rate of 4.650% at June 30, 2020, guaranteed by Xinrong Zhuo, Huanghai Shipbuilding Co., Ltd. and Fujian Jingfu Ocean Fishery Development Co., Ltd..	29,380,607
Total long-term bank loans	$275,232,715	$217,353,287
Less: current portion	(60,880,006)	(57,122,789)
Long-term bank loans, non-current portion	$214,352,709	$160,230,498

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2020

NOTE 10 – BANK LOANS (continued)

Long-term bank loans (continued)

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending June 30,	Principal
2021	$60,880,006
2022	42,446,500
2023	50,215,411
2024	50,074,158
2025	48,090,967
Thereafter	23,525,673
$275,232,715
Less: current portion	(60,880,006)
Long-term liability	$214,352,709

The weighted average interest rate for short-term bank loans was approximately 4.1% and 6.6% for the six months ended June 30, 2020 and 2019, respectively.

The weighted average interest rate for long-term bank loans was approximately 4.9% and 5.0% for the six months ended June 30, 2020 and 2019, respectively.

For the three months ended June 30, 2020 and 2019, interest expense related to bank loans amounted to $3,701,595 and $1,684,081, respectively, of which, $765,066 and $163,934 was capitalized to construction-in-progress, respectively. For the six months ended June 30, 2020 and 2019, interest expense related to bank loans amounted to $6,844,350 and $2,235,066, respectively, of which $1,008,925 and $185,753 was capitalized to construction-in-progress, respectively.

NOTE 11 – ACCRUED LIABILITIES AND OTHER PAYABLES

At June 30, 2020 and December 31, 2019, accrued liabilities and other payables consisted of the following:

	June 30, 2020	December 31, 2019
Accrued salaries and related benefits	$10,903,530	$10,003,346
Accrued interest due	427,970	339,629
Other	248,204	1,085,043
	$11,579,704	$11,428,018

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2020

NOTE 12 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At June 30, 2020 and December 31, 2019, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2020	2019	2020	2019
A	19%	22%	15%	22%
B	14%	12%	12%	14%
C	13%	*	*	*
D	12%	*	*	*
E	11%	*	12%	*
F	*	18%	*	17%
G	*	12%	*	11%

*	less than 10%

Three customers accounted for 10% or more of the Company’s total outstanding accounts receivable at June 30, 2020 and December 31, 2019, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2020

NOTE 12 – CERTAIN RISKS AND CONCENTRATIONS (continued)

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,			Six Months Ended June 30,
Supplier	2020	2019		2020	2019
A	35%		*	29%		*
B	25%		*	23%		*
C	10%		*	*		*

One supplier, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at June 30, 2020, accounted for 53.2% of the Company’s total outstanding accounts payable and accounts payable – related parties at June 30, 2020.

Two suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2019, accounted for 76.0% of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2019.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provide for severance payments to such employees upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments to be approximately $10,000 as of June 30, 2020 and December 31, 2019, which have not been reflected in its consolidated financial statements.

Operating lease

See note 9 for related party operating lease commitment.

Rental payment and related administrative service charge

See note 9 for related party rental and related administrative service agreement commitment.

NOTE 14 – SUBSEQUENT EVENTS

On July 21, 2020, the Company repaid a long-term bank loan of $5.65 million to The Export-Import Bank of China in accordance with the loan repayment schedule.

On August 5, 2020, the Company received the government subsidy for reimbursement of certain operating expenses amounted to $12.0 million.

As of August 12, 2020, the Company received repayment of Hong Long amounted to $18.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Pingtan Marine Enterprise Ltd. for the three and six months ended June 30, 2020 and 2019 should be read in conjunction with the Pingtan Marine Enterprise Ltd. unaudited financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2020. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We initially had a fishing fleet of 40 vessels in 2013. By June 2015, we expanded the number of vessels to 135 through construction of 3 new vessels, the purchase of 72 licensed vessels and the acquisition of 20-year exclusive operation rights to 20 vessels. Our fishing fleet consists of vessels of diversified fishing methods, including trawling, drift netting, light luring seine, long line fishing and squid jigging.

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

During three months ended June 30, 2020, we have accomplished the modification and rebuilding project for 10 fishing vessels and started building of 1 new krill fishing vessel.

As of June 30, 2020, we owned 51 squid jigging vessels, 26 trawlers, 25 seine vessels, 13 drifters, 4 longline fishing vessels, and 2 transport vessels and had exclusive operating license rights to 20 drifters. Additionally, 1 transport vessel was in the modification and rebuilding stage and 1 new krill fishing vessel was in the building stage.

Among the 143 vessels, 69 were located in international waters, 12 were located in the Bay of Bengal in India, 13 were located in the PRC, 37 were located in the Arafura Sea in Indonesia, 10 were preparing for operation in international water, 1 transport vessel was in the modification and rebuilding stage and 1 new krill fishing vessel was in the building stage.

We catch nearly 30 different species of fish, including squid, ribbon fish, croaker fish and cuttle fish. All of our catch is shipped back to the PRC. We arrange chartered transportation ships to deliver frozen stocks to cold storage warehouses located in one of the PRC’s largest seafood trading centers, the Mawei Seafood Market in Fujian Province.

We derive our revenue primarily from the sale of frozen seafood products. We sell our products directly to customers, including seafood processors, distributors, restaurant owners and exporters. Most of our customers have long-term, cooperative relationships with us. Our existing customers also introduce new customers to us from time to time. In July 2017, we entered into an exclusive strategic cooperation agreement to sell our fish products directly to consumers online. Based on past experiences, demand for seafood products is the highest from December to January, during the Chinese New Year. We believe that our profitability and growth are dependent on our ability to deploy our vessels to new fishing grounds and our ability to expand our customer base.

Significant factors affecting our results of operations

●

COVID-19 pandemic: In December 2019, a novel strain of coronavirus (COVID-19) surfaced in China. In reaction to this outbreak, many provinces and municipalities in China activated the highest Level-I Response to the emergency public health incident. As a result, business activities in China were seriously affected.

Emergency quarantine measures and travel restrictions have had a significant impact on many sectors across China, which has also adversely affected our operations. To reduce the impact on our production and operation, we implemented certain safety measures to allow us to gradually resume work in mid-February. For the employees who left Fuzhou during the Spring Festival holiday and could not return to Fuzhou as scheduled, or those who could only resume work after satisfying the 14-day quarantine requirement, we provided paid leave. Since resuming work in mid-February, we have been using a shift system and adopted additional health and safety procedures to protect our employees. With these measures, we were able to maintain our sales and operations from mid-February to mid-March. On March 23, 2020, we resumed normal operations and are conducting business as usual with health and safety procedures to protect our employees, our management is focused on mitigating the effects of COVID-19 on our business operations while protecting the health of our employees. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by local authorities or that we determine are in the best interests of our employees, customers, partners and suppliers.

Some of our customers are fish processing plants that exports processed fish products to foreign countries. These customers tended to reduce or postpone their purchases from us in the initial stage of the pandemic and have now started adjusting their business strategies in relation to exportation or domestic sale. It has caused there to be a decrease in our unit selling price, an increase of inventory and has resulted in accounts receivables not being timely paid as anticipated.

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

While we anticipate that our results of operations will continue to be impacted by this pandemic in the third and fourth quarters of 2020, we are unable to reasonably estimate the extent of the impact on our full-year results of operations, our liquidity or our overall financial position.

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

RESULTS OF OPERATIONS

Comparison of results of operations for the three and six months ended June 30, 2020 and 2019

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

For the three months ended June 30, 2020 and 2019, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended June 30, 2020
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$12,108	14,970,511	$0.81	51.6%
Peru squid	2,855	1,949,315	1.46	12.2%
Chub mackerel	2,064	2,285,335	0.90	8.8%
Croaker fish	1,839	1,015,030	1.81	7.8%
Cuttle fish	1,666	398,240	4.18	7.1%
Others	2,931	1,136,003	2.58	12.5%
Total	$23,463	21,754,435	$1.08	100.0%

	Three Months Ended June 30, 2019
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$12,573	11,418,082	$1.10	49.4%
Argentina squid(whole)	3,530	780,888	4.52	13.9%
Ribbon fish	2,061	612,469	3.37	8.1%
Croaker fish	1,813	827,012	2.19	7.1%
Indian squid	715	120,880	5.92	2.8%
Others	4,771	1,669,067	2.86	18.7%
Total	$25,463	15,428,398	$1.65	100.0%

For the six months ended June 30, 2020 and 2019, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Six Months Ended June 30, 2020
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$19,821	23,272,651	$0.85	48.6%
Peru squid	4,838	3,053,765	1.58	11.9%
Cuttle fish	4,116	925,140	4.45	10.1%
Chub mackerel	4,015	4,555,204	0.88	9.8%
Croaker fish	3,096	1,707,819	1.81	7.6%
Others	4,884	1,779,139	2.75	12.0%
Total	$40,770	35,293,718	$1.16	100.0%

	Six Months Ended June 30, 2019
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$17,629	15,997,031	$1.10	40.2%
Ribbon fish	6,014	1,814,302	3.31	13.7%
Argentina squid(whole)	3,800	889,945	4.27	8.7%
Croaker fish	3,245	1,466,500	2.21	7.4%
Cuttle fish	2,437	445,359	5.47	5.6%
Others	10,762	3,558,206	3.02	24.4%
Total	$43,887	24,171,343	$1.82	100.0%

For the three months ended June 30, 2020, we had revenue of $23,463,133, as compared to revenue of $25,463,094 for the three months ended June 30, 2019, a decrease of $1,999,961, or 7.9%. Sales volumes in the three months ended June 30, 2020 increased by 41.0% to 21,754,435 kg from 15,428,398 kg in the three months ended June 30, 2019. Average unit sale price decreased 34.5% in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

For the six months ended June 30, 2020, we had revenue of $40,770,133, as compared to revenue of $43,887,303 for the six months ended June 30, 2019, a decrease of $3,117,170, or 7.1%. Sales volumes in the six months ended June 30, 2020 increased 46.0% to 35,293,718 kg from 24,171,343 kg in the six months ended June 30, 2019. Average unit sale price decreased 36.3% in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

For the three and six months ended June 30, 2020, our decrease in revenue was primarily attributable to the fish species with highest sales volume being sold at lower selling prices - Indian Ocean squid was our major product for the three and six months ended June 30, 2020 - and an increase in the number of fishing vessels catching Indian Ocean squid on the market led to the increased supply, which pulled down the average unit sale price. For the three and six months ended June 30, 2020, the decrease in revenue as compared to the same period in 2019 was primarily attributable to the different sales mix and the decrease in the average unit sale price decreased, despite the increase in sales volume with more vessels in operations. Lower unit sales prices are expected to continue for the remainder of year 2020 due to the impact of COVID-19 pandemic.

Cost of revenue

Our cost of revenue primarily consists of fuel cost, depreciation, direct labor cost, freight, fishing vessels maintenance fees, and other overhead costs. Fuel cost, depreciation, and labor cost generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,
	2020			2019
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$13,393	62.9%	57.1%	$9,961	61.5%	39.1%
Labor cost	3,034	14.2%	12.9%	2,380	14.7%	9.3%
Freight	2,249	10.6%	9.6%	2,052	12.7%	8.1%
Depreciation	2,001	9.4%	8.5%	1,582	9.8%	6.2%
Spare parts	233	1.1%	1.0%	222	1.3%	0.9%
Maintenance fee	19	0.1%	0.1%	6	-	-
Other	371	1.7%	1.6%	(7)	-	-
Total cost of revenue	$21,300	100.0%	90.8%	$16,196	100.0%	63.6%

The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue, for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,
	2020			2019
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$20,750	63.2%	50.9%	$18,504	60.5%	42.2%
Labor cost	4,792	14.6%	11.8%	4,424	14.5%	10.1%
Freight	3,213	9.8%	7.9%	3,463	11.3%	7.9%
Depreciation	2,981	9.1%	7.3%	3,100	10.2%	7.1%
Spare parts	541	1.6%	1.3%	882	2.9%	2.0%
Maintenance fee	16	0.0%	0.0%	19	0.1%	-
Other	561	1.7%	1.4%	148	0.5%	0.3%
Total cost of revenue	$32,854	100.0%	80.6%	$30,540	100.0%	69.6%

Cost of revenue for the three months ended June 30, 2020 was $21,299,920, representing an increase of $5,103,640, or 31.5%, as compared to $16,196,280 for the three months ended June 30, 2019. Cost of revenue for the six months ended June 30, 2020 was $32,854,363, representing an increase of $2,314,525, or 7.6%, as compared to $30,539,838 for the six months ended June 30, 2019. The increase was primarily attributable to the increase in our production activities.

At June 30, 2020, we recorded a reserve for inventories in the amount of $2,249,685

Gross profit

Our gross profit is affected primarily by decrease in average unit sale price and changes in production costs. Fuel cost, depreciation, and labor cost together account for about 87.7% and 88.9% of cost of revenue for the three months ended June 30, 2020 and 2019, respectively. Fuel cost, depreciation, and labor cost together account for about 87.6% and 86.3% of cost of revenue for the six months ended June 30, 2020 and 2019, respectively. The fluctuation of fuel price and change in labor cost may significantly affect our cost level and gross profit.

The following table sets forth information as to our revenue, cost of revenue, gross profit and gross margin for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$23,463,133	$25,463,094	$40,770,133	$43,887,303
Cost of revenue	$21,299,920	$16,196,280	$32,854,363	$30,539,838
Gross profit	$2,163,213	$9,266,814	$7,915,770	$13,347,465
Gross margin	9.2%	36.4%	19.4%	30.4%

Gross profit for the three months ended June 30, 2020 was $2,163,213, representing a change of $7,103,601, or 76.7%, as compared to gross profit of $9,266,814 for the three months ended June 30, 2019. Gross profit for the six months ended June 30, 2020 was $7,915,770, representing a change of $5,431,695, or 40.7%, as compared to gross profit of $13,347,465 for the six months ended June 30, 2019. The decrease was due to the decrease in our sales revenue and the fact that our unit production cost of fish was not significantly affected.

Gross margin decreased to 9.2% for the three months ended June 30, 2020 from 36.4% for the three months ended June 30, 2019. Gross margin decreased to 19.4% for the six months ended June 30, 2020 from 30.4% for the six months ended June 30, 2019. The decrease in gross margin for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 was primarily due to the decrease in average unit sale price by 34.5% and 36.3%, respectively, while the cost per unit had a slight decrease. A key species of our sales mix was Indian Ocean squid whose market price was on the low side, and the market price of frozen seafood was affected due to the COVID-19 pandemic, which together led to a decrease in the average unit sale price of sales mix.

Selling expense

Our selling expense mainly includes shipping and handling fees, insurance, customs clearance charges and storage fees. Our sales activities are conducted through direct selling by our internal sales staff. Because of the strong demand for our products and services, we typically do not aggressively market and distribute our products. As a result, our selling expense has been relatively small as a percentage of our revenue.

Selling expense amounted to $1,046,519 for the three months ended June 30, 2020, as compared to $535,276 for the three months ended June 30, 2019, an increase of $511,243, or 95.5%. Selling expense amounted to $1,948,170 for the six months ended June 30, 2020, as compared to $1,245,205 for the six months ended June 30, 2019, an increase of $702,965, or 56.5%. Selling expense as a percentage of revenue for the three months ended June 30, 2020 increased to 4.5% from 2.1% for the same period in 2019. Selling expense as a percentage of revenue for the six months ended June 30, 2020 increased to 4.8% from 2.8% for the corresponding period in 2019, which was mainly attributable to the increase in insurance and storage fees. Selling expense for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Insurance	$418,132	$86,548	$830,806	$535,731
Storage fees	238,496	139,691	420,740	243,054
Shipping and handling fees	44,952	92,585	321,093	213,578
Customs clearance charge	20,581	41,123	33,211	74,180
Other	324,358	175,329	342,320	178,662
	$1,046,519	$535,276	$1,948,170	$1,245,205

●	For the three months ended June 30, 2020, insurance increased by $331,584, or 383.1%, as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020 insurance increased by $295,075, or 55.1%, as compared to the six months ended June 30, 2019. The increase was mainly attributable to 30 vessels that were in the modification and rebuilding project being completed in the second half of the year 2019 and were insured in 2020.

●	For the three months ended June 30, 2020, storage fees increased by $98,805, or 70.7%, as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, storage fees increased by $177,686, or 73.1%, as compared to the six months ended June 30, 2019. The increase was mainly attributable to larger warehouses being rented as more fish were delivered for inventory.

●	For the three months ended June 30, 2020, shipping and handling fees decreased by $47,633, or 51.4%, as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, shipping and handling fees increased by $107,515, or 50.3%, as compared to the six months ended June 30, 2019. The change was mainly attributable to the number of deliveries from ports to the warehouse in China.

●	For the three months ended June 30, 2020, customs clearance charges decreased by $20,542, or 50.0%, as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, customs clearance charge decreased by $40,969, or 55.2%, as compared to the six months ended June 30, 2019. The change was mainly attributable to the number of customs declaration.

●	Other miscellaneous selling expenses for the three months ended June 30, 2020 increased by $149,029, or 85.0%, as compared to the three months ended June 30, 2019. Other miscellaneous selling expenses for the six months ended June 30, 2020 increased by $163,658, or 91.6%, as compared to the six months ended June 30, 2019. The increase was mainly attributable to the increase in satellite communication fees for fishing vessels.

General and administrative expense

General and administrative expense amounted to $1,584,666 for the three months ended June 30, 2020, as compared to $2,114,306 for the three months ended June 30, 2019, a decrease of $529,640, or 25.1%. General and administrative expense amounted to $3,566,242 for the six months ended June 30, 2020, as compared to $6,931,857 for the six months ended June 30, 2019, a decrease of $3,365,615, or 48.6%. General and administrative expense for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation	$789,334	$749,056	$1,500,767	$1,971,217
Compensation and related benefits	248,037	322,011	562,918	697,291
Professional fees	146,736	180,401	845,332	823,948
Rent and related administrative service charge	118,492	129,913	236,701	266,321
Bad debt (recovery) expense	(50,337)	-	57,205	-
Travel and entertainment	4,392	30,311	8,873	108,126
Impairment loss	-	245,940	-	2,475,442
Other	328,012	456,674	354,446	589,512
	$1,584,666	$2,114,306	$3,566,242	$6,931,857

●	We recorded the depreciation in relation to vessels that are not operating as operation expense rather than cost of revenue. For the three months ended June 30, 2020, depreciation expense increased by $40,278, or 5.4%, as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, depreciation expense decreased by $470,450, or 23.9%, as compared to the six months ended June 30, 2019.

●	Compensation and related benefits decreased by $73,974, or 23.0%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, compensation and related benefits decreased by $134,373, or 19.3%, as compared to the six months ended June 30, 2019.

●

Professional fees, which primarily consist of legal fees, accounting fees, investor relation service charges, valuation service fees and other fees associated with being a public company, for the three months ended June 30, 2020, decreased by $33,665, or 18.7%, as compared to the three months ended June 30, 2019. The decrease in the three months ended June 30, 2020 was primarily attributable to a decrease in accounting fees of approximately $55,000 and offset by an increase in legal fees of approximately $20,000. For the six months ended June 30, 2020, professional fees increased by $21,384, or 2.6%, as compared to the six months ended June 30, 2019. The increase in the six months ended June 30, 2020, was primarily attributable to an increase in legal fees of approximately $28,000, an increase in investor relation service charges of approximately $17,000, offset by a decrease in accounting fees of approximately $23,000 and a decrease in consulting fees of approximately $10,000.

●	Rent and related administrative service charge decreased by $11,421, or 8.8%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, rent and related administrative service charge decreased by $29,620, or 11.1%, as compared to the six months ended June 30, 2019.

●	For the three months ended June 30, 2020, travel and entertainment expense decreased by $25,919, or 85.5%, as compared to the three months ended June 30, 2019. For the six months ended June 30, 2019, travel and entertainment expense decreased by $99,253, or 91.8%, as compared to the six months ended June 30, 2019. The decrease was mainly attributable to a decrease in travel expense of approximately $25,000 and a decrease in entertainment expense of approximately $74,000.

●	For the three months ended June 30, 2020, we recorded bad debt recovery of $50,337 as compared to nil for the three months ended June 30, 2019. For the six months ended June 30, 2020, we recorded bad debt expense of $57,205 as compared to nil for the six months ended June 30, 2019. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●	Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. During the six months ended June 30, 2019, we dismantled 1 transport vessel and deregistered 6 fishing vessels and applied to the MOA for rebuilding 7 new vessels. As a result of the rebuilding projects, we assessed the recoverability of the 7 fishing vessels based on the undiscounted future cash flow that the fishing vessels are expected to generate as less than the carrying amount, and recognized an impairment loss of $2,475,442.

●	Other general and administrative expense, which primarily consists of communication fees, office supplies, miscellaneous taxes, bank service charge, depreciation, and NASDAQ listing fee. For the three months ended June 30, 2020, other general and administrative expense decreased by $128,662, or 28.2%, as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, other general and administrative expense decreased by $235,066, or 39.9%, as compared to the six months ended June 30, 2019.

Subsidy

Subsidy mainly consists of an incentive granted by the Chinese government to encourage the development of the ocean fishing industry in order to satisfy the demand of natural seafood in China and other small miscellaneous subsidies from the Chinese government. For the three months ended June 30, 2020, we received subsidies of $564,095. For the six months ended June 30, 2020, we received subsidies of $8,338,088 reimbursement of certain operating expenses. We did not receive any subsidies during the three and six months ended June 30, 2019 due to the Chinese government’s schedule.

Loss on fixed assets disposal

Loss on fixed assets disposal represents the loss on the disposal of fixed assets we recorded as it incurred. For the three and six months ended June 30, 2020 and 2019, the loss on fixed assets disposal was nil and $166,152, respectively.

Income from operations

As a result of the factors described above, for the three months ended June 30, 2020, income from operations amounted to $96,123, as compared to income from operations of $6,451,080 for the three months ended June 30, 2019, a change of $6,354,957, or 98.5%. For the six months ended June 30, 2020, income from operations amounted to $10,739,446, as compared to income from operations of $5,004,251 for the six months ended June 30, 2019, a change of $5,735,195, or 114.6%.

Other income/expense

Other income/expense mainly include interest income from bank deposits, interest expense generated from short-term and long-term bank borrowings, foreign currency transaction gain, gain from cost method investment, and loss on equity method investment.

For the three months ended June 30, 2020, other expense, net, amounted to $1,757,503 as compared to other expense, net, of $1,417,113 for the three months ended June 30, 2019, an increase of $340,390, or 24.0%, which was primarily attributable to an increase in interest expenses of approximately $1,338,000 as a result of an increase in bank loans, a decrease in gain from cost method investment of approximately $215,000 and a decrease in other income of approximately $221,000, offset by an increase in interest income of approximately $1,145,000, an increase in foreign currency transaction gain of approximately $161,000 and a decrease in loss on equity method investment of approximately $128,000.

For the six months ended June 30, 2020, other expense, net, amounted to $3,983,750 as compared to other expense, net, of $1,938,623 for the six months ended June 30, 2019, an increase of $2,045,127, or 105.5%, which was primarily attributable to an increase in interest expenses of approximately $3,708,000 as a result of increase in bank loans, an increase in foreign currency transaction loss of approximately $295,000, a decrease in gain from cost method investment of approximately $215,000, an increase in other expenses of approximately $283,000, offset by an increase in interest income of approximately $2,342,000 and a decrease in loss on equity method investment of approximately $113,000.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the three and six months ended June 30, 2020 and 2019.

Net (loss) income

As a result of the factors described above, our net loss was $1,661,380 for the three months ended June 30, 2020, as compared to net income of $5,033,967 for the three months ended June 30, 2019, a change of $6,695,347 or 133.0%. Our net income was $6,755,696 for the six months ended June 30, 2020, as compared to net income of $3,065,628 for the six months ended June 30, 2019, a change of $3,690,068 or 120.4%.

Net (loss) income attributable to owners of the Company

The net loss attributable to owners of the Company was $1,576,010, or $(0.02) per ordinary share (basic and diluted), for the three months ended June 30, 2020, as compared with net income attributable to owners of the Company of $4,579,044, or $0.06 per ordinary share (basic and diluted), for the three months ended June 30, 2019, a change of $6,155,054 or 134.4%.

The net income attributable to owners of the Company was $6,088,680, or $0.08 per ordinary share (basic and diluted), for the six months ended June 30, 2020, as compared with net income attributable to owners of the Company of $2,691,805, or $0.03 per ordinary share (basic and diluted), for the six months ended June 30, 2019, a change of $3,396,875 or 126.2%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of the Company and Merchant Supreme and Prime Cheer, subsidiaries of the Company, is the U.S. dollar and the functional currency of the Company’s subsidiaries which are incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries which are incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and comprehensive income (loss). As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $166,176 for the three months ended June 30, 2019, as compared to foreign currency translation loss of $3,066,793 for the three months ended June 30, 2019. We reported a foreign currency translation loss of $1,854,615 for the six months ended June 30, 2020, as compared to foreign currency translation loss of $167,444 for the six months ended June 30, 2019. This non-cash loss had the effect of increasing/decreasing our reported comprehensive loss/gain and this non-cash gain had the effect of decreasing/increasing our reported comprehensive loss/gain.

Comprehensive (loss) income

As a result of our foreign currency translation adjustment, we had comprehensive loss for the three months ended June 30, 2020 of $1,827,556, as compared to comprehensive income of $1,967,174 for the three months ended June 30, 2019. We had comprehensive income of $4,901,081 for the six months ended June 30, 2020, as compared to comprehensive income of $2,898,184 for the six months ended June 30, 2019.

Cash flows for the six months ended June 30, 2020 compared to the six months ended June 30, 2019

The following summarizes the key components of our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by operating activities	$(5,262,729)	$8,234,499
Net cash used in investing activities	(64,346,649)	(63,734,781)
Net cash provided by financing activities	73,384,066	56,665,349
Effect of exchange rate on cash	309,238	41,357
Net increase in cash, cash equivalents and restricted cash	$4,083,926	$1,206,424

Net cash flow used in operating activities was $5,262,729 for the six months ended June 30, 2020 as compared to net cash flow provided by operating activities of $8,234,499 for the six months ended June 30, 2019, a change of $13,497,228.

●	Net cash flow used in operating activities for the six months ended June 30, 2020 primarily reflected our net income of approximately $6,756,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $6,673,000, an increase in allowance for doubtful accounts of approximately $57,000, an increase in reserve for inventories of approximately $2,001,000 due to an increase in the number of fishing vessels catching Indian Ocean squid on the market led to the increased supply, which pulled down the average unit sale price and loss on equity method investment of approximately $269,000, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of approximately $3,567,000, an increase in inventories of approximately $28,704,000 due to our business expansion resulting from more fishing vessels put in operations, a decrease in advance from customers of approximately $825,000 and a decrease in due to related parties of approximately $324,000, offset by a decrease in prepaid expenses of approximately $588,000, a decrease in other receivables of approximately $388,000, an increase in accounts payable of approximately $9,592,000, an increase in accounts payable-related parties of approximately $689,000 and an increase in accrued liabilities and other payables of approximately $1,145,000.

●	Net cash flow provided by operating activities for the six months ended June 30, 2019 primarily reflected our net income of approximately $3,066,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $5,071,000, a decrease in reserve for inventories of approximately $358,000, loss on equity method investment of approximately $382,000 and impairment loss of fishing vessels of approximately $2,475,000, and changes in operating assets and liabilities primarily consisting of an increase in accounts payable of approximately $1,974,000, an increase in accrued liabilities and other payables of approximately $2,573,000 and an increase in due to related parties of approximately $1,222,000, offset by an increase in accounts receivable of approximately $2,453,000, an increase in inventory of approximately $2,426,000 due to our business expansion which resulted from more fishing vessels being put into operations, an increase in other receivable of approximately $376,000, and a decrease in accounts payable - related parties of approximately $2,896,000.

Net cash flow used in investing activities was $64,346,649 for the six months ended June 30, 2020 as compared to $63,734,781 for the six months ended June 30, 2019. During the six months ended June 30, 2020, we made payments for purchase of property, plant and equipment of approximately $85,240,000, offset by proceeds received from government grants for fishing vessel construction of approximately $20,893,000. During the six months ended June 30, 2019, we made payments for purchase of property, plant and equipment of approximately $59,984,000, made deposit for purchase of land use right of approximately $7,374,000, offset by proceeds received from government grants for fishing vessel construction of approximately $3,623,000.

Net cash flow provided by financing activities was $73,384,066 for the six months ended June 30, 2020 as compared to net cash flow used in financing activities of $56,665,349 for the six months ended June 30, 2019. During the six months ended June 30, 2020, we received proceeds from short-term bank loans of approximately of $81,344,000 and proceeds from long-term bank loans of approximately of $76,076,000, offset by the repayments of long-term bank loans of approximately $14,612,000, loans issued to related parties of approximately $69,424,000. During the six months ended June 30, 2019, we received long-term bank loans of approximately $100,283,000, offset by the repayments of long-term bank loans of approximately $4,719,000 and advances to related parties of approximately $10,220,000 and advances from related parties of approximately $28,678,000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government subsidies as a government incentive for encouraging development of ocean fishing industry. Since the outbreak of COVID-19, we have been paying close attention to the operation of our customers and optimizing the collection of accounts receivable. For new customers, we adopt the policy of receiving payment before pick-up. At June 30, 2020 and December 31, 2019, we had cash balances of approximately $3,405,523 and $10,092,205, respectively. The significant portion of these funds are located in financial institutions located in the PRC and will continue to be indefinitely reinvested in our operations in the PRC.

The following table sets forth a summary of changes in our working capital from December 31, 2019 to June 30, 2020:

			December 31, 2019 to June 30, 2020
	June 30, 2020	December 31, 2019	Change	Percentage Change
Working capital deficit:
Total current assets	$165,628,936	$64,338,693	$101,290,243	157.4%
Total current liabilities	183,114,845	88,788,156	94,326,689	106.2%
Working capital deficit:	$(17,485,909)	$(24,449,463)	$6,963,554	(28.5)%

Our working capital deficit decreased $6,963,554 to a working capital deficit of $17,485,909 at June 30, 2020 from a working capital deficit of $24,449,463 at December 31, 2019. This decrease in working capital deficit is primarily attributable to an increase in restricted cash of approximately $10,771,000, an increase in accounts receivable, net of allowance for doubtful accounts, of approximately $3,351,000, an increase in due from related parties of approximately $68,775,000, an increase in inventories, net of reserve for inventories, of approximately $26,078,000 due to our business expansion resulting from having more fishing vessels put in operations, a decrease in lease liability of approximately $153,000 and a decrease in due to related parties of approximately $150,000, offset by a decrease in prepaid expenses of approximately $604,000, a decrease in other receivables of approximately $394,000, an increase in accounts payable of approximately $9,412,000, an increase in accounts payable - related parties of approximately $659,000, a significant increase in short-term bank loans of approximately $80,650,000, an increase in long-term bank loans - current portion approximately of $3,757,000 due to the repayment schedule and an increase in accrued liabilities and other payables of approximately $152,000.

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

The Company meets its day-to-day working capital requirements through cash flow provided by operations, bank loans and related parties’ advances. The Indonesian government’s moratorium on fishing licenses renewals creates uncertainty over fishing operations in Indonesian waters. The Company’s forecasts and projections show that the Company has adequate resources to continue in operational existence to meet its obligations in the twelve months following the date of this filing, considering the management has control over the timing and scope of investments in vessel building and operations in Indian waters and international waters and consideration of opportunities in new fishing territories. Also, in the past two years, the Company has upgraded 67 fishing vessels, 1 transport vessel was in the modification and rebuilding project and 1 new krill fishing vessel was in building stage, the deployment of more vessels in operation will generate more revenue and cash inflows to the Company. In addition, the Company receives subsidies for modification and rebuilding project and reimbursement of certain operating expenses from government, as an encouragement of the development of ocean fishing industry. At June 30, 2020, due from Hong Long amounted to $81.3 million, as of August 12, 2020, the Company received repayment of Hong Long amounted to $18.9 million.

The installments due from related party-Hong Long are as follows:

Before	Installments
August 14, 2020	$14,125,291
August 31, 2020	16,950,350
September 20, 2020	35,313,228
October 20, 2020	14,125,291
December 20, 2020	738,479
Total	$81,252,639

The situation created by the COVID-19 pandemic has led to an unprecedented economic uncertainty globally, it has caused a decrease in unit selling price, an increase of inventory and has resulted in accounts receivables not being timely paid as anticipated. In order to maintain strong liquidity, the management of the Company has been paying close attention to the operation and optimizing the collection of accounts receivable. For new customers, the Company adopts the policy of receiving payment before pick-up. During the six months ended June 30, 2020, the Company obtained $81.3 million and $76.1 million in short-term and long-term loans from banks, respectively, to maintain strong liquidity.

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

The following tables summarize our contractual obligations as of June 30, 2020 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$12	$12	$-	$-	$-
Short-term bank loans (1)	90,684	90,684	-	-	-
Office lease obligation	223	223	-	-	-
Long-term bank loans	275,233	60,880	92,662	98,165	23,526
Total	$366,152	$151,799	$92,662	$98,165	$23,526

(1)	Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates.

Property, plant and equipment

37 vessels in Indonesian waters are not in operation because their licenses are currently inactive due to the moratorium. The Indonesian government’s 2014 moratorium on fishing license renewals has had, and will continue to have, a significant negative impact on our results of operations and financial condition. Given the impact of the moratorium, the Company assessed the recoverability of these 37 vessels for the year ended December 31, 2019 based on the undiscounted future cash flows and the availability of the vessels for redeployment in other fisheries. The impairment test was carried out with reference to the relevant operation data of the Company’s comparable vessels and took into account upgrading and improvement costs based on the Company’s historical experience. As of December 31, 2019, the payback period used in the undiscounted cash flow analysis used in the recoverability assessment is less than its remaining useful life and the carrying value of the fishing vessels are expected to be recoverable. Therefore, no impairment loss was recognized.

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

Effective January 1, 2019, we adopted the new standard using the modified retrospective approach and implemented internal controls to enable the preparation of financial information upon adoption. We elected to adopt both the transition relief provided in ASU 2018-11 and the package of practical expedients which allowed us, among other things, to retain historical lease classifications and accounting for any leases that existed prior to adoption of the standard. Additionally, we elected the practical expedients allowing us not to separate lease and non-lease components and not record leases with an initial term of twelve months or less (“short-term leases”) on the balance sheet across all existing asset classes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity price risk

Oil cost accounts for approximately 62.9% and 63.2% of our total cost of revenue for the three and six months ended June 30, 2020, respectively. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at June 30, 2020 and did not employ any commodity price derivatives in the six months ended June 30, 2020.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $49,011 for the six months ended June 30, 2020 based on our revenue, costs and expenses, and assets and liabilities denominated in RMB as of June 30, 2020. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $365.9 million at June 30, 2020. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our interest on our borrowings by approximately $67,504. The potential change in interest amount is calculated based on the change in the interest amount over a one year period due to an immediate 100 basis point change in interest rates.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2020, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2020, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of legal proceedings, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 16, 2020.

ITEM 1A. RISK FACTORS

Other than as set forth below, there have been no material changes in the risk factors described in Part I, “Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 16, 2020. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors below and also those discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We face risks related to the novel coronavirus (COVID-19) pandemic that have, and are expected to continue to have, an adverse impact on our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in China. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has adversely affected the global economy, our markets in China and our business.

In reaction to the pandemic, many provinces and municipalities in China, where are business is currently conducted, activated the highest response to the emergency public health incident. Emergency quarantine measures and travel restrictions have had a significant impact on many sectors across China, which has also adversely affected our operations including the fishing industry. In response to the pandemic, we extended the Chinese Spring Festival holiday for one more week and adopted work in shifts after the holiday. To reduce the impact of the pandemic on our production and operation, we implemented certain safety measures to allow us to gradually resume work in mid-February. With these measures, we were able to maintain our sales and operations from mid-February to mid-March. On March 23, 2020, we resumed operations with enhanced health and safety procedures in place to protect our employees. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by local authorities or that we determine are in the best interests of our employees, customers, partners and suppliers. If a significant portion of our workforce is affected by COVID-19 either directly or due to government closures or otherwise, associated work stoppages or facility closures would halt or delay production, which could have an adverse impact on our business and financial performance.

The pandemic has had, and continues to have an adverse impact on our customers. Some of our customers are fish processing plants that export processed fish products to foreign countries. These customers tended to reduce or postpone their purchases from us in the initial stage of the pandemic and have now started adjusting their business strategies in relation to exportation or domestic sale. This change in strategy has caused a decrease in our unit selling price, an increase of inventory and our accounts receivables not being timely paid as anticipated. If the economic effects caused by the pandemic continue or increase in China, overall customer demand may continue to decrease, which could have an adverse effect on our business, results of operations and financial condition.

Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. Maintaining strong liquidity has been and will continue to be a priority for us during the current economic disruption. During the six months ended June 30, 2020, we have obtained $81.3 million and $76.1 million in short-term loan and long-term loan from banks, respectively.

We anticipate that our results of operations will continue to be impacted by this pandemic in the third and fourth quarters of 2020. However, the extent of the impact on our financial condition and results of operations is still highly uncertain and will depend on future developments, such as the ultimate duration and scope of the outbreak, its continuing impact on our customers, how quickly normal economic conditions, operations, and the demand for our products can resume and whether the pandemic leads to recessionary conditions in China. We may continue to experience the effects of the pandemic even after it has waned, and our business, results of operations and financial condition could continue to be affected.

In addition to the risks specifically described above, the impact of COVID-19 is likely to implicate and exacerbate other risks disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d- 14(b) and 18 U.S.C. 1350.

101.INS*	INLINE XBRL INSTANCE DOCUMENT (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

104*	Cover Page Interactive Data File (embedded within the inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: August 17, 2020	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 17, 2020	By:	/s/ LiMing Yung
LiMing Yung
Chief Financial Officer (Principal Financial and Accounting Officer)