Form 10-Q
period 2020-09-30
Pingtan Marine Enterprise Ltd.
filed 2020-11-09
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number : 001-35192

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

As of November 9, 2020, the outstanding number of the registrant’s ordinary shares, par value $0.001 per share, was 79,302,428.

PINGTAN MARINE ENTERPRISE LTD.

FORM 10-Q

September 30, 2020

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, the impact of the coronavirus (COVID-19) on the Company’s financial condition, business operations and liquidity; the impact of COVID-19 on our customers and distributors; anticipated growth and growth strategies; need for additional capital and the availability of financing; operational, mechanical, climatic or other unanticipated issues that adversely affect the production capacity of the Company’s vessels; delays in deploying vessels; our ability to successfully manage relationships with customers, distributors and other important relationships; technological changes; competition; demand for our products and services; the deterioration of general economic conditions, whether internationally, nationally or in the local markets in which we operate; legislative or regulatory changes that may adversely affect our business; and those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q (“Quarterly Report”) and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

Unless otherwise indicated, references in this report to “we,” “us,” “our” or the “Company” refer to Pingtan Marine Enterprise Ltd. and its subsidiaries.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	September 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,397,018	$10,092,205
Restricted cash	14,237,932	-
Accounts receivable, net of allowance for doubtful accounts	14,577,205	9,273,446
Due from related parties	15,223,427	12,477,777
Inventories, net of reserve for inventories	65,476,730	30,527,752
Prepaid expenses	1,821,706	1,354,129
Other receivables	965,499	613,384

Total Current Assets	115,699,517	64,338,693

OTHER ASSETS:
Cost method investment	3,083,655	3,010,235
Equity method investment	28,244,032	27,923,464
Prepayment for long-term assets	71,380,217	49,040,338
Right-of-use asset	159,529	438,254
Property, plant and equipment, net	299,169,068	259,377,729

Total Other Assets	402,036,501	339,790,020

Total Assets	$517,736,018	$404,128,713

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,380,426	$7,951,766
Accounts payable - related parties	1,973,428	1,707,217
Short-term bank loans	50,219,527	10,034,116
Long-term bank loans - current portion	42,897,018	57,122,789
Accrued liabilities and other payables	12,665,762	11,428,018
Lease liability- current liability	128,618	375,922
Due to related parties	18,354	168,328

Total Current Liabilities	111,283,133	88,788,156

OTHER LIABILITIES:
Lease liability	-	32,203
Long-term bank loans - non-current portion	239,627,776	160,230,498

Total Liabilities	350,910,909	249,050,857

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 125,000,000 shares authorized; 79,302,428 and 79,055,053 shares issued and outstanding at September 30, 2020 and December 31, 2019)	79,302	79,055
Additional paid-in capital	82,045,993	81,682,599
Retained earnings	61,064,318	54,286,454
Statutory reserve	15,748,751	15,748,751
Accumulated other comprehensive loss	(12,550,529)	(16,080,908)
Total equity attributable to owners of the company	146,387,835	135,715,951
Non-controlling interest	20,437,274	19,361,905

Total Shareholders’ Equity	166,825,109	155,077,856

Total Liabilities and Shareholders’ Equity	$517,736,018	$404,128,713

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN U.S. DOLLARS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

REVENUE	$15,448,083	$11,179,946	$56,218,216	$55,067,249

COST OF REVENUE	13,787,521	7,594,714	46,641,884	38,134,552

GROSS PROFIT	1,660,562	3,585,232	9,576,332	16,932,697

OPERATING EXPENSES:
Selling	1,333,927	650,786	3,282,097	1,895,991
General and administrative	809,988	628,672	2,875,463	3,113,870
General and administrative - depreciation	773,812	913,986	2,274,579	2,885,203
Subsidy	(4,440,731)	(5,288,586)	(12,778,819)	(5,288,586)
Impairment loss	-	70,896	-	2,546,338
(Gain) loss on fixed assets disposal	-	(1,777)	-	164,375

Total Operating Expenses	(1,523,004)	(3,026,023)	(4,346,680)	5,317,191

INCOME FROM OPERATIONS	3,183,566	6,611,255	13,923,012	11,615,506

OTHER INCOME (EXPENSE):
Interest income	973,265	6,131	3,335,877	26,420
Interest expense	(4,036,524)	(776,569)	(9,871,949)	(2,903,816)
Foreign currency transaction gain (loss)	747,678	(340,012)	402,987	(389,643)
Gain (loss) from cost method investment	764	(6,766)	133,517	340,885
Loss on equity method investment	(82,586)	(96,129)	(351,129)	(477,972)
Other expense	(4,468)	(987,517)	(34,924)	(735,359)

Total Other Expense, net	(2,401,871)	(2,200,862)	(6,385,621)	(4,139,485)

INCOME BEFORE INCOME TAXES	781,695	4,410,393	7,537,391	7,476,021

INCOME TAXES	-	-	-	-

NET INCOME	$781,695	$4,410,393	$7,537,391	$7,476,021

LESS: NET INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	92,511	377,859	759,527	751,682

NET INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$689,184	$4,032,534	$6,777,864	$6,724,339

COMPREHENSIVE INCOME (LOSS):
NET INCOME	781,695	4,410,393	7,537,391	7,476,021
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	5,700,836	(4,674,763)	3,846,221	(4,842,207)
COMPREHENSIVE INCOME (LOSS)	$6,482,531	$(264,370)	$11,383,612	$2,633,814
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	556,889	220,968	1,075,369	345,945
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO OWNERS OF THE COMPANY	$5,925,642	$(485,338)	$10,308,243	$2,287,869

NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$0.01	$0.05	$0.09	$0.09

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,071,363	79,055,053	79,060,490	79,055,053

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
						Accumulated
	Ordinary Shares		Additional			Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders’
	Shares	Amount	Capital	Earnings	Reserve	Loss	Interest	Equity

Balance, June 30, 2020 (Unaudited)	79,055,053	$79,055	$81,682,599	$60,375,134	$15,748,751	$(17,786,987)	$19,880,385	$159,978,937

Net income	-	-	-	689,184	-	-	92,511	781,695

Common stock issuance for professional fee	247,375	247	363,394	-	-	-	-	363,641

Foreign currency translation adjustment	-	-	-	-	-	5,236,458	464,378	5,700,836

Balance, September 30, 2020 (Unaudited)	79,302,428	$79,302	$82,045,993	$61,064,318	$15,748,751	$(12,550,529)	$20,437,274	$166,825,109

Balance, June 30, 2019 (Unaudited)	79,055,053	$79,055	$81,682,599	$52,284,874	$14,760,112	$(13,576,052)	$19,226,706	$154,457,294

Net income	-	-	-	4,032,534	-	-	377,859	4,410,393

Foreign currency translation adjustment	-	-	-	-	-	(4,308,465)	(366,298)	(4,674,763)

Balance, September 30, 2019 (Unaudited)	79,055,053	$79,055	$81,682,599	$56,317,408	$14,760,112	$(17,884,517)	$19,238,267	$154,192,924

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
						Accumulated
	Ordinary Shares		Additional			Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders’
	Shares	Amount	Capital	Earnings	Reserve	Loss	Interest	Equity

Balance, December 31, 2019	79,055,053	$79,055	$81,682,599	$54,286,454	$15,748,751	$(16,080,908)	$19,361,905	$155,077,856

Net income	-	-	-	6,777,864	-	-	759,527	7,537,391

Common stock issuance for professional fee	247,375	247	363,394	-	-	-	-	363,641

Foreign currency translation adjustment	-	-	-	-	-	3,530,379	315,842	3,846,221

Balance, September 30, 2020 (Unaudited)	79,302,428	$79,302	$82,045,993	$61,064,318	$15,748,751	$(12,550,529)	$20,437,274	$166,825,109

Balance, December 31, 2018	79,055,053	$79,055	$81,682,599	$49,593,069	$14,760,112	$(13,448,047)	$18,892,322	$151,559,110

Net income	-	-	-	6,724,339	-	-	751,682	7,476,021

Foreign currency translation adjustment	-	-	-	-	-	(4,436,470)	(405,737)	(4,842,207)

Balance, September 30, 2019 (Unaudited)	79,055,053	$79,055	$81,682,599	$56,317,408	$14,760,112	$(17,884,517)	$19,238,267	$154,192,924

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Nine Months Ended September 30,
	2020		2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$7,537,391	$7,476,021
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation		10,616,935	7,699,244
Increase in allowance for doubtful accounts		245,498	13,247
Increase (decrease) in reserve for inventories		1,711,666	(370,959)
Loss on equity method investment		351,129	477,972
Common stock issuance for professional fee		25,974	-
Loss on disposal of fixed assets		-	164,375
Impairment loss of fishing vessels		-	2,533,091
Changes in operating assets and liabilities:
Accounts receivable		(5,191,192)	4,170,551
Inventories		(35,027,650)	(15,713,023)
Prepaid expenses		(432,033)	(332,644)
Other receivables		(328,396)	114,731
Other receivables - related party		-	(358,553)
Accounts payable		(4,641,514)	(3,965,580)
Accounts payable - related parties		218,739	(2,919,909)
Accrued liabilities and other payables		1,553,556	1,552,427
Advance from customers		(619,235)	839,137
Accrued liabilities and other payables - related party		-	(1,290)
Due to related parties		140,210	(9,432,979)

NET CASH USED IN OPERATING ACTIVITIES		(23,838,922)	(8,054,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment		(93,357,444)	(105,567,685)
Proceeds from government subsidies for fishing vessels construction		28,962,913	33,128,784

NET CASH USED IN INVESTING ACTIVITIES		(64,394,531)	(72,438,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans		81,811,291
Repayments of short-term bank loans		(42,908,020)	-
Proceeds from long-term bank loans		104,640,414	163,551,743
Repayments of long-term bank loans		(46,325,253)	(11,963,642)
Repayments to related parties		-	(10,111,087)
Loans issued to related parties		(160,070,480)	(121,838,509)
Repayments of loans issued to related parties		157,692,576	80,170,667

NET CASH PROVIDED BY FINANCING ACTIVITIES		94,840,528	99,809,172

EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH		935,670	(862,543)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		7,542,745	18,453,587

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - beginning of period		10,092,205	1,966,855

CASH, CASH EQUIVALENTS AND RESTRICTED - end of period		$17,634,950	$20,420,442

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest		$11,012,593	$10,382,198
Income taxes		$-	$-

RECONCILIATION TO AMOUNTS ON CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents		3,397,018	20,420,442
Restricted cash		14,237,932	-
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH		$17,634,950	$20,420,442
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets		$(20,594,592)	$-
Property and equipment acquired on credit as payable	$		22,429,610

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2020

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

Pingtan Marine Enterprise Ltd. (the “Company” or “PME”), formerly China Growth Equity Investment Limited (“CGEI”), incorporated in the Cayman Islands as an exempted limited liability company, was incorporated as a blank check company on January 18, 2010, with the purpose of directly or indirectly acquiring, through a merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal business and/or material operations located in the People’s Republic of China (“PRC”). In connection with its initial business combination, in February 2013, CGEI changed its name to Pingtan Marine Enterprise Ltd.

On October 24, 2012, CGEI and China Dredging Group Co., Ltd (“CDGC” or “China Dredging”) entered into a Merger Agreement providing for the combination of CGEI and CDGC and on October 24, 2012, CGEI also acquired all of the outstanding capital shares and other equity interests of Merchant Supreme Co., Ltd. (“Merchant Supreme”), a company incorporated on June 25, 2012, in the British Virgin Islands (“BVI”), as per a Share Purchase Agreement. On February 25, 2013, the merger between the Company, CDGC and Merchant Supreme became effective and has been accounted for as a “reverse merger” and recapitalization since the common shareholders of CDGC and Merchant Supreme (i) owned a majority of the outstanding ordinary shares of the Company immediately following the completion of the transaction, and (ii) have significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity. In accordance with the provision of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-40, CDGC and Merchant Supreme are deemed the accounting acquirers and the Company is the legal acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of the Company. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of CDGC, Merchant Supreme and their subsidiaries and are recorded at the historical cost basis. The Company’s assets, liabilities and results of operations were consolidated with the assets, liabilities and results of operations of CDGC, Merchant Supreme and their subsidiaries subsequent to the acquisition date of February 25, 2013. Following the completion of the business combination, which became effective on February 25, 2013, CDGC and Merchant Supreme became the wholly-owned subsidiaries of the Company. The Company’s ordinary shares, par value $0.001 per share, are listed on The NASDAQ Capital Market under the symbol “PME”.

In order to place increased focus on the fishing business and pursue more effective growth opportunities, the Company decided to exit and sell the specialized dredging services operated by China Dredging. The Company completed the sale of CDGC and its subsidiaries on December 4, 2013.

On February 9, 2015, the Company terminated its existing Variable Interest Entity (“VIE”) agreements, pursuant to an Agreement of Termination dated February 9, 2015, entered into by and among Ms. Honghong Zhuo, Mr. Zhiyan Lin (each a shareholder of Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd (“Pingtan Fishing”), and together the “Pingtan Fishing’s Shareholders”), Pingtan Fishing and Pingtan Guansheng Ocean Fishing Co., Ltd. (“Pingtan Guansheng”). On February 9, 2015, the Pingtan Fishing’s Shareholders transferred 100% of their equity interest in Pingtan Fishing to Fujian Heyue Marine Fishing Development Co., Ltd. (“Fujian Heyue”), pursuant to an Equity Transfer Agreement dated February 9, 2015, entered into by and among the Pingtan Fishing’s Shareholders, Pingtan Fishing and Fujian Heyue. On February 15, 2015, China Agriculture Industry Development Fund Co., Ltd. (“China Agriculture”) invested Chinese Renmibi (“RMB”) 400 million (approximately $65 million) into Pingtan Fishing for an 8% equity interest in Pingtan Fishing. After the restructuring transactions described above, Pingtan Fishing and its entities became the 92% equity-owned subsidiaries of the Company and was no longer a VIE.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2020

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries, which are included in these consolidated financial statements as of September 30, 2020, are as follows:

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
SEPTEMBER 30, 2020

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Fujian Heyue, through its PRC subsidiary, Pingtan Fishing, engages in ocean fishing with its owned and controlled vessels within the Indian Exclusive Economic Zone (“EEZ”), the international waters and Arafura Sea of Indonesia.

The Company had a working capital of $4,416,384 as of September 30, 2020. In order to mitigate its liquidity risk, the Company plans to rely on the proceeds from loans from banks and/or financial institutions to increase working capital in order to meet capital demands, and the government subsidies for modification and rebuilding project and reimbursement of certain operating expenses. In addition, Mr. Zhuo, the Chief Executive Officer and Chairman of the Board, will continue to provide financial support to the Company when necessary.

The Company meets its day-to-day working capital requirements through cash flow provided by operations, bank loans and related parties’ advances. The Indonesian government’s moratorium on fishing licenses renewals creates uncertainty over fishing operations in Indonesian waters. The Company’s forecasts and projections show that the Company has adequate resources to continue in operational existence to meet its obligations in the twelve months following the date of this filing, considering operations in Indian waters and international waters and consideration of opportunities in new fishing territories. Also, in the past two years, the Company has upgraded 71 fishing vessels and the deployment of these vessels into operation will generate more revenue and cash inflows to the Company. In addition, the Company receives subsidies for modification and rebuilding projects and is reimbursed for certain operating expenses from government entities, as an encouragement of the development of ocean fishing industry.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in the PRC. In reaction to this outbreak, many provinces and municipalities in the PRC activated the highest Level-I Response to the emergency public health incident. As a result, business activities in the PRC were significantly affected.

Emergency quarantine measures and travel restrictions have had a significant impact on many sectors across the PRC, which has also adversely affected the Company’s operations. To reduce the impact on its production and operation, the Company implemented certain safety measures to allow them to gradually resume work in mid-February. For the employees who left Fuzhou during the Spring Festival holiday and could not return to Fuzhou as scheduled, or those who could only resume work after satisfying the 14-day quarantine requirement, the Company provided paid leave. Since resuming work in mid-February, the Company has been using a shift system and adopted additional health and safety procedures to protect their employees. With these measures, the Company was able to maintain sales and operations from mid-February to mid-March. On March 23, 2020, the Company resumed normal operations and is conducting business as usual with health and safety procedures to protect employees. Management is focused on mitigating the effects of COVID-19 on the Company’s business operations while protecting the employees’ health and safety. The Company will continue to actively monitor the situation and may take further actions that alter the business operations, as may be required by local authorities, or that the Company determines are in the best interests of its employees, customers, partners, suppliers and other stakeholders.

Some of the Company’s customers are fish processing plants that export processed fish products to foreign countries. These customers reduced or postponed their purchases from the Company in the initial stage of the pandemic, but since the middle of the second quarter, they have adjusted their business strategies in relation to exportation or domestic sale Because of the reduction or postponement, our unit selling price decreased, our inventory levels increased and our accounts receivables were not timely paid as anticipated.

The COVID-19 pandemic continues to cause major disruptions to businesses and markets worldwide as the virus spreads or a resurgence in certain jurisdictions. The effects of the outbreak are still evolving, and the ultimate severity and duration of the pandemic and the implications on global economic conditions remains uncertain. Therefore, the extent of the impact of the pandemic on the Company’s financial condition and results of operations is still highly uncertain and will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on the Company’s customers and exporters, how quickly normal economic conditions, operations, and the demand for the Company’s products can resume and whether the pandemic leads to recessionary conditions in the PRC.

While the Company anticipates that its results of operations will continue to be impacted by this pandemic in the fourth quarter of 2020, the Company is unable to reasonably estimate the extent of the impact on its full-year results of operations, its liquidity or its overall financial position.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These interim consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included. The results reported in the unaudited consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

The Company’s unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The accompanying consolidated balance sheet as of December 31, 2019 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019 contained in the Company’s 2019 Annual Report on Form 10-K (the “2019 Form 10-K”).

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three and nine months ended September 30, 2020 and 2019 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and Hong Kong and none of these deposits are covered by insurance. At September 30, 2020, and December 31, 2019, cash balances in the PRC were $3,299,916 and $9,971,626, respectively, and cash balances in Hong Kong were $97,102 and $120,579, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash consists of cash deposits held by the Export Import Bank of China to secure its bank loans, the bank loans of Hong Long and Global Deep Ocean. At September 30, 2020 and December 31, 2019, restricted cash amounted to $14,237,932 and nil, respectively.

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, inventories, advances to suppliers, prepaid expenses, prepaid expenses – related party, other receivables, other receivables – related party, accounts payable, accounts payable – related parties, short-term bank loans, accrued liabilities and other payables, accrued liabilities and other payables – related party, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The fair value of the Company’s long-term bank loans under its agreements approximates its carrying value at September 30, 2020. The fair value of the Company’s long-term bank loans under its agreements were estimated using Level 2 inputs based on market data. As of September 30, 2020, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value.

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
SEPTEMBER 30, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At September 30, 2020 and December 31, 2019, the Company established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $260,199 and $7,960, respectively.

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

A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record a reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. At September 30, 2020 and December 31, 2019, the Company recorded a reserve for inventories in the amount of $2,030,213 and $266,405, respectively.

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company regularly evaluates its ability to realize the value of inventories based on a combination of factors including the following: forecasted sales and estimated current and future market value.

Fishing licenses

Each of the Company’s fishing vessels requires an approval from the Ministry of Agriculture and Rural Affairs of the PRC (“MARA”) to carry out ocean fishing projects in international waters and foreign territories, and to the extent required, a fishing license in local fishing territory where the vessel operates. These approvals are valid for a period from 3 to 12 months and are awarded to the Company at no cost. The Company applies for the renewal of the license prior to expiration to avoid interruptions of fishing vessels’ operations. Since 2014 there has been a moratorium on fishing in Indonesian waters. Each of our fishing vessels operating in Indonesian waters requires a fishing license granted by the authority in Indonesia.

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
SEPTEMBER 30, 2020

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

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $183,747 and $213,514 for the three months ended September 30, 2020 and 2019, respectively, in the fishing vessels under construction. The Company capitalized interest of $1,192,672 and $321,333 for the nine months ended September 30, 2020 and 2019, respectively, in the fishing vessels under construction.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates the impairment by comparing the carrying amount of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived assets over their fair value. Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. The Company recognized impairment loss of nil and $70,896 for the three months ended September 30, 2020 and 2019, respectively. The Company recognized impairment loss of nil and $2,546,338 for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2019, the Company dismantled 1 transport vessel and deregistered 6 fishing vessels and applied to the MARA for rebuilding 7 new vessels. As a result of the rebuilding projects, the Company assessed the recoverability of the 7 fishing vessels based on the undiscounted future cash flow that the fishing vessels are expected to generate as less than the carrying amount, and recognized an impairment loss.

Revenue recognition

The Company catches different species of fish, ships them back to the PRC and sells the catches to distributors and retailers by acting as a wholesaler. Marine catch is the Company’s one and only product line. The product type, contractual price and quantities are identified in contracts. The Company does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers, and the Company does not accept returns from customers. The Company’s revenues are recorded at a point in time. All of the operations are considered by the Company’s Chief Operating Decision Maker to be aggregated in one reportable operating segment and the Company’s revenue is disaggregated by product type in terms of species of fish sold pursuant to ASC Topic 606-10-55-91(a).

The Company’s revenue is generated from the sale of frozen fish and other marine catches. The Company recognizes revenue at the amount the Company expects to be entitled to be paid, determined when control of the products is transferred to its customers, which occurs upon delivery of and acceptance of the frozen fish by the customer and the Company has a right to receive payment.

The Company has identified one performance obligation as when the frozen fish and other marine catches identified in the contract are picked up by the customers at cold storage warehouse, with revenue being recognized at a point in time. The Company initially recognizes revenue in an amount which is estimated based on contractual prices. The receivables under contracts, whereby pricing is based on contractual prices, are primarily collected within 180 days of completion of its performance obligation.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

Disaggregation of revenue

The following tables disaggregate revenues under ASC Topic 606 by species of fish: For the three months ended September 30, 2020 and 2019, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended September 30, 2020
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$6,071	7,285,134	$0.83	39.3%
Peru squid	4,685	3,382,517	1.39	30.3%
Chub mackerel	981	1,030,773	0.95	6.4%
Tuna	662	184,867	3.58	4.3%
Sardine	649	1,743,914	0.37	4.2%
Others	2,400	1,070,101	2.24	15.5%
Total	$15,448	14,697,306	$1.05	100.0%

	Three Months Ended September 30, 2019
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$8,955	8,009,340	$1.12	80.1%
Cuttle fish	1,108	236,260	4.69	9.9%
Argentina squid(whole)	455	110,726	4.11	4.0%
Croaker fish	342	165,223	2.07	3.1%
Ribbon fish	18	5,490	3.28	0.2%
Others	302	154,428	1.96	2.7%
Total	$11,180	8,681,467	$1.29	100.0%

The following tables disaggregate revenues under ASC Topic 606 by species of fish: For the nine months ended September 30, 2020 and 2019, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Nine Months Ended September 30, 2020
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$25,892	30,557,785	$0.85	46.1%
Peru squid	9,523	6,436,282	1.48	16.9%
Chub mackerel	4,996	5,585,977	0.89	8.9%
Cuttle fish	4,554	1,024,960	4.44	8.1%
Croaker fish	3,367	1,861,511	1.81	6.0%
Others	7,886	4,524,509	1.74	14.0%
Total	$56,218	49,991,024	$1.12	100.0%

	Nine Months Ended September 30, 2019
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$26,771	24,006,371	$1.12	48.6%
Ribbon fish	5,968	1,819,792	3.28	10.8%
Argentina squid(whole)	4,234	1,000,671	4.23	7.7%
Croaker fish	3,566	1,631,723	2.19	6.5%
Cuttle fish	3,565	681,619	5.23	6.5%
Others	10,963	3,712,634	2.95	19.9%
Total	$55,067	32,852,810	$1.68	100.0%

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Government subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be satisfied. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy, on a systematic basis, to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is credited to the cost of the asset and is released to the income statement over the expected useful life in a consistent manner with the depreciation method for the relevant asset.

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

The Company is not incorporated nor does it engage in any trade or business in the United States and is not subject to United States federal income taxes. The Company did not derive any significant amount of income subject to such taxes and accordingly, no relevant tax provision is made in the accompanying unaudited consolidated statements of operations and comprehensive income (loss).

The Company’s subsidiary, Pingtan Fishing, is a qualified ocean fishing enterprise certified by the MARA. The qualification renews on April 1 of each year. Pingtan Fishing is exempt from income tax derived from its ocean fishing operations in the periods it processes a valid Ocean Fishing Enterprise Qualification Certificate issued by the MARA.

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
SEPTEMBER 30, 2020

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

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of September 30, 2020 and December 31, 2019, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and amounted to $35,397 and $147,926 for the three months ended September 30, 2020 and 2019, respectively. Shipping and handling costs amounted to $356,490 and $361,504 for the nine months ended September 30, 2020 and 2019, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs amounted to $606,825 and $474,130 for the three months ended September 30, 2020 and 2019, respectively. Employee benefit costs amounted to $1,795,348 and $1,690,484 for the nine months ended September 30, 2020 and 2019, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company and Merchant Supreme and Prime Cheer, the Company’s subsidiaries, is the U.S. dollar. The functional currency of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, the Company’s subsidiaries, is the RMB. For the Company’s subsidiaries Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2020 and 2019 was $935,670 and $(862,543), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date and any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transactions in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at September 30, 2020 and December 31, 2019 were translated at 6.8101 RMB to $1.00 and at 7.0729 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the nine months ended September 30, 2020 and 2019 were 6.9917 RMB to $1.00 and 6.8541 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income available to owners of the company for basic and diluted net income per share of ordinary stock	$689,184	$4,032,534	$6,777,864	$6,724,339
Weighted average ordinary stock outstanding - basic and diluted	79,071,363	79,055,053	79,060,490	79,055,053
Net income per ordinary share attributable to owners of the Company - basic and diluted	$0.01	$0.05	$0.09	$0.09

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of September 30, 2020, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 included net income and unrealized gain from foreign currency translation adjustments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2020. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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
SEPTEMBER 30, 2020

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2020

NOTE 3 – ACCOUNTS RECEIVABLE

At September 30, 2020 and December 31, 2019, accounts receivable consisted of the following:

	September 30, 2020	December 31, 2019
Accounts receivable	$14,837,404	$9,281,406
Less: allowance for doubtful accounts	(260,199)	(7,960)
	$14,577,205	$9,273,446

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of an individual balance.

NOTE 4 – INVENTORIES

At September 30, 2020 and December 31, 2019, inventories consisted of the following:

	September 30, 2020	December 31, 2019
Frozen fish and marine catches work in progress	$20,802,604	$25,401,843
Frozen fish and marine catches in transit	20,726,990	3,459,004
Frozen fish and marine catches in warehouse	25,977,349	1,933,310
	67,506,943	30,794,157
Less: reserve for inventories	(2,030,213)	(266,405)
	$65,476,730	$30,527,752

Frozen fish and marine catches work in progress represent fish inventory in vessels’ refrigerators, which has not been delivered to ports in the PRC, nor applied for duty-exemption import into the PRC.

Frozen fish and marine catches in transit represent fish inventory that obtained duty-exemption import permission and is in the process of being shipped to the PRC.

Frozen fish and marine catches in warehouse represent fish inventory in cold storage warehouses located in the PRC.

As of September 30, 2020, our total inventory balance was $65,476,730 compared to $30,527,752 as of December 31, 2019. The change in the balance is mainly attributable to an increase in frozen fish and marine catches in warehouse by $24.04 million and an increase in frozen fish and marine catches in transit by $17.27 million, a large portion of which was booked as frozen fish and marine catches work in progress as of December 31, 2019.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2020

NOTE 5 – COST METHOD INVESTMENT

At September 30, 2020 and December 31, 2019, cost method investment amounted to $3,083,655 and $3,010,235, respectively. The investment represents Pingtan Fishing’s, the Company’s subsidiary, minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank”), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.0 million) to purchase 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8% investment in the total equity investment of the bank as of September 30, 2020 and December 31, 2019.

In according to ASC Topic 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of September 30, 2020 and December 31, 2019.

NOTE 6 – EQUITY METHOD INVESTMENT

At September 30, 2020 and December 31, 2019, equity method investment amounted to $28,244,032 and $27,923,464, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. In April 2017, these two companies sold their shares to another unrelated party, Zhen Lin. On September 3, 2020, Zhen Lin sold his shares to Fujian Xinqiao Agricultural Development Group Co., Ltd. As of September 30, 2020, Pingtan Fishing and Fujian Xinqiao Agricultural Development Group Co., Ltd. accounted for 20% and 80% of the total ownership, respectively.

Global Deep Ocean will process, cold storage, and transport Deep Ocean fishing products. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $146.8 million) and as of September 30, 2020, Pingtan Fishing had contributed its share of registered capital of RMB 200 million (approximately $29.4 million).

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three months ended September 30, 2020 and 2019, the Company’s share of Global Deep Ocean’s net loss was $82,586 and $126,848, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income. For the nine months ended September 30, 2020 and 2019, the Company’s share of Global Deep Ocean’s net loss was $351,129 and $364,676, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income.

NOTE 7 – PREPAYMENT FOR LONG-TERM ASSETS

At September 30, 2020 and December 31, 2019, prepayment for long-term assets consisted of prepayment for fishing vessels’ construction. The Company reclassifies the prepayment for fishing vessels’ construction to construction-in-progress using the percentage of completion method. During the nine months ended September 30, 2020, the Company reclassified RMB 484,970,792 (approximately $69.4 million) from prepayment for long-term assets to construction-in-progress.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2020

NOTE 7 – PREPAYMENT FOR LONG-TERM ASSETS (continued)

For the nine months ended September 30, 2020, a summary of activities in prepayment for long-term assets was as follows:

Prepayment for fishing vessels’ construction
Balance - December 31, 2019	$49,040,338
Prepayments made for fishing vessels’ construction	89,958,093
Reclassification to construction-in-progress	(69,363,787)
Foreign currency fluctuation	1,745,573
Balance – September 30, 2020	$71,380,217

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

At September 30, 2020 and December 31, 2019, property, plant and equipment consisted of the following:

	Useful life	September 30, 2020	December 31, 2019
Fishing vessels	10 - 20 Years	$333,847,113	$304,619,431
Vehicles	5 Years	22,359	21,826
Office and other equipment	3 – 5 Years	467,643	427,154
Construction-in-progress	-	22,495,143	-
		356,832,258	305,068,411
Less: accumulated depreciation		(57,663,190)	(45,690,682)
		$299,169,068	$259,377,729

During the nine months ended September 30, 2020, the Company received a government subsidy for 30 completed fishing vessels that amounted to RMB 202.5 million (approximately $29.0 million). The subsidy is related to assets, which requires deducting it from the carrying amount of the asset.

For the three months ended September 30, 2020 and 2019, depreciation expense amounted to $3,944,203 and $2,627,985, respectively, of which $3,170,392 and $1,713,999, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense. For the nine months ended September 30, 2020 and 2019, depreciation expense amounted to $10,616,935 and $7,699,244, of which $8,342,357 and $4,814,041, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

The Company had 70 fishing vessels at September 30, 2020 and December 31, 2019, with net carrying amount of approximately $158.7 million and $190.8 million, respectively, pledged as collateral for its bank loans.

Included in construction-in-progress are fishing vessels under construction, which includes the costs of construction and any interest charges arising from borrowings used to finance these assets during the period of construction of the assets. No provision for depreciation is made on fishing vessels under construction until such time as the relevant assets are completed and ready for their intended use.

The Company recognized impairment loss of nil and $70,896 for the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2019, the Company dismantled 1 transport vessel and deregistered 6 fishing vessels and applied to the MARA for rebuilding 7 new vessels. As a result of the rebuilding projects, the Company assessed the recoverability of the 7 fishing vessels based on the undiscounted future cash flow that the fishing vessels are expected to generate as less than the carrying amount, and recognized an impairment loss. The Company recognized impairment loss of nil and $2,546,338 for the nine months ended September 30, 2020 and 2019, respectively.

37 vessels in Indonesian waters, are not in operation because the licenses are currently inactive due to a moratorium. The Indonesian government issued a moratorium on fishing license renewals in 2014 that has had and will continue to have a significant negative impact on our results of operations and financial condition. The net carrying amount of the 37 vessels were approximately $26.6 million at September 30, 2020. Given the impact of the moratorium, the Company assessed the recoverability of these 37 vessels for the nine months ended 2020 and 2019 based on the undiscounted future cash flows, these vessels being available for fishing in other fisheries by redeployment, the relevant operation data of the Company’s comparable vessels, and upgrading and improvement costs based on the Company’s historical experience. As of the nine months ended September 30, 2020 and 2019, the payback period used in the undiscounted cash flow analysis used in the recoverability assessment is less than its remaining useful life and the carrying value of the fishing vessels are expected to be recoverable. Therefore, no impairment loss was recognized.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2020

NOTE 9 – RELATED PARTIES TRANSACTIONS

Due from related party

At September 30, 2020 and December 31, 2019, the due from related party amount consisted of the following:

	September 30, 2020	December 31, 2019
Due from related party-Hong Long	$15,223,427	$12,477,777

Due from related party-Hong Long will be repaid in the following installments, with an annual interest rate of 4.35%, guaranteed by two land use rights owned jointly by two companies controlled by Zhuo's family.

The installments due from related party-Hong Long are as follows:

Before	Installments
October 20, 2020	$14,684,072
December 20, 2020	539,355
Total	$15,223,427

During the three months ended September 30, 2020, the Company received repayment of Hong Long amounted to $66.4 million according to the previous installments schedule. From October 1, 2020 to November 6, 2020, the Company received repayment of Hong Long amounted to $14.0 million.

Accounts payable - related parties

At September 30, 2020 and December 31, 2019, accounts payable - related parties consisted of the following:

Name of related party	September 30, 2020	December 31, 2019
Hong Long (1)	$288,371	$270,230
Huna Lin	1,685,057	1,436,987
	$1,973,428	$1,707,217

(1)	Hong Long is an affiliate company majority owned by a family member of the Company’s CEO.

These accounts payable - related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

Due to related parties

At September 30, 2020 and December 31, 2019, the due to related parties amount consisted of the following:

	September 30, 2020	December 31, 2019
Accrued compensation for LiMing Yung, Chief Financial Officer	$15,000	$15,000
Accrued compensation for Xinrong Zhuo, Chief Executive Officer	3,354	3,328
Advance from Xinrong Zhuo	-	150,000
	$18,354	$168,328

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

For the three months ended September 30, 2020 and 2019, rent expense related to the Office Lease amounted to $3,038 and $3,063, respectively. For the nine months ended September 30, 2020 and 2019, rent expense related to the Office Lease amounted to $9,011 and $9,192, respectively. The future minimum rental payment required under the Office Lease is as follows:

Twelve-month period Ending September 30:	Amount
2021	$10,012

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2020

NOTE 9 – RELATED PARTIES TRANSACTIONS (continued)

Selling to related parties

During the three and nine months ended September 30, 2020 and 2019 selling to related parties were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	Percentage of revenue	2019	Percentage of revenue	2020	Percentage of revenue	2019	Percentage of revenue

Fuzhou Yahao Seafood Tesco Investment Co., Ltd.	$2,104,460	14%	$1,466,831	13%	$5,972,420	11%	$3,017,216	5%
Xiamen International Trade Honglong Industrial Co., Ltd.	695,958	5%	-	-	695,510	1%	-	-
Fuzhou Nantai Seafood Tesco Investment Co., Ltd.	206,651	1%	1,922,881	17%	3,994,592	7%	3,266,706	6%

Purchases from related parties

During the three and nine months ended September 30, 2020 and 2019 purchases from related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Purchase of fuel, fishing nets and other on board consumables
From Zhiyan Lin	$2,769	$1,033	$2,769	$1,577
from Fuzhou Honglong Ocean Fishery Co., Ltd.	255,736	953,274	1,320,456	3,622,460
	258,505	954,307	1,323,225	3,624,037
Purchase of leasing
From Ping Lin	3,038	2,998	9,011	9,192
	3,038	2,998	9,011	9,192
Purchase of vessel maintenance service
From Huna Lin	3,851,681	2,388,862	7,262,932	2,795,429
	$3,851,681	$2,388,862	$7,262,932	$2,795,429

NOTE 10 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. At September 30, 2020 and December 31, 2019, short-term bank loans consisted of the following:

	September 30, 2020	December 31, 2019
Loan from Fujian Haixia Bank, due on November 1, 2020 with annual interest rate of 6.0900% at September 30, 2020, collateralized by Hong Long’s 6 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%.	$4,405,222	$4,300,335
Loan from Fujian Haixia Bank, due on November 6, 2020 with annual interest rate of 6.0900% at September 30, 2020, collateralized by Hong Long’s 6 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%.	5,139,425	5,017,058
Loan from Fujian Haixia Bank, due on November 14, 2020 with annual interest rate of 6.0900% at September 30, 2020, collateralized by Hong Long’s 6 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%.	734,204	716,723
Loan from The Export-Import Bank of China, due on January 21, 2021 with annual interest rate of 3.8800% at September 30, 2020, guaranteed by Pin Lin, Xinrong Zhuo and Hong Long, pledged deposits provided by Hong Long amounted to RMB 42 million, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	39,940,676	-
	$50,219,527	$10,034,116

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2020

NOTE 10 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. The Company is in compliance with all long-term bank loan covenants. At September 30, 2020 and December 31, 2019, long-term bank loans consisted of the following:

	September 30, 2020	December 31, 2019
Loan from The Export-Import Bank of China, due on various dates until August 28, 2020 with annual interest rate of 4.750% at December 31, 2019, guaranteed by Hong Long, Xinrong Zhuo and Ping Lin.	$-	$4,730,369
Loan from The Export-Import Bank of China, due on various dates until January 30, 2023 with annual interest rate of 4.900% at September 30, 2020 and December 31, 2019, guaranteed by Xinrong Zhuo and Ping Lin and collateralized by 2 fishing vessels and collateralized by two related parties’ investments in equity interest of one PRC local banks.	2,202,611	5,017,058
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.145% at September 30, 2020 and December 31, 2019, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 17 fishing vessels, the debt ratio of borrower should not be higher than 80%.	4,845,744	5,447,092
Loan from The Export-Import Bank of China, due on various dates until March 28, 2025 with annual interest rate of 4.949% at September 30, 2020 and December 31, 2019, guaranteed by Hong Long, Xinrong Zhuo, Ping Lin and collateralized by 20 fishing vessels.	55,799,474	65,938,477
Loan from The Export-Import Bank of China, due on various dates until September 30, 2020 with annual interest rate of 4.750% at December 31, 2019, guaranteed by Hong Long, Xinrong Zhuo, Ping Lin and collateralized by equity investment of 67 million shares of Hong Long in Xiamen International Bank.	-	16,484,619
Loan from The Export-Import Bank of China, due on various dates until August 21, 2026 with annual interest rate of 4.700% at September 30, 2020 and December 31, 2019, guaranteed by Pin Lin, Xinrong Zhuo and Yaohua Zhuo, 15 fishing vessels, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	55,505,793	63,214,931
Loan from The Export-Import Bank of China, due on various dates until October 21, 2025 with annual interest rate of 4.700% at September 30, 2020 and December 31, 2019, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo and Hong Long, 15 fishing vessels and 1 transport vessel, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	46,115,329	45,017,345
Loan from China Development Bank, due on various dates until July 30, 2026 with annual interest rate of 5.390% at September 30, 2020 and December 31, 2019, guaranteed by Xinrong Zhuo, 11 fishing vessels and 6 Hong Long’s fishing vessels, real estate of Mingguang Wanhao Property co., LTD., totalled area 22,123.50m2, the debt ratio of borrower should not be higher than 80%.	10,866,213	11,503,396
Loan from The Export-Import Bank of China, due on various dates until October 21, 2025 with annual interest rate of 4.700% at September 30, 2020, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo and Hong Long, 15 fishing vessels and 1 transport vessel, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	8,364,048	-
Loan from The Export-Import Bank of China, due on various dates until April 21, 2028 with annual interest rate of 4.650% at September 30, 2020, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo, Hong Long and Huanghai Shipbuilding Co., Ltd., the Land Use Right of B2 plot in central business district on the north shore of Minjiang river, 1 vessel.	19,089,294	-
Loan from The Export-Import Bank of China, due on various dates until December 21, 2028 with annual interest rate of 4.650% at September 30, 2020, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo, Hong Long and Huanghai Shipbuilding Co., Ltd., the Land Use Right of B2 plot in central business district on the north shore of Minjiang river, 1 vessel.	20,557,701	-
Loan from The Export-Import Bank of China, due on various dates until August 21, 2022 with annual interest rate of 2.200% at September 30, 2020, guaranteed by Hong Long, Xinrong Zhuo and Pin Lin.	21,000,000	-
Loan from Bank of Communications, due on various dates until June 27, 2025 with annual interest rate of 4.650% at September 30, 2020, guaranteed by Xinrong Zhuo, Huanghai Shipbuilding Co., Ltd. and Fujian Jingfu Ocean Fishery Development Co., Ltd..	38,178,587	-
Total long-term bank loans	$282,524,794	$217,353,287
Less: current portion	(42,897,018)	(57,122,789)
Long-term bank loans, non-current portion	$239,627,776	$160,230,498

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2020

NOTE 10 – BANK LOANS (continued)

Long-term bank loans (continued)

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending September 30,	Principal
2021	$42,897,018
2022	65,840,314
2023	54,698,169
2024	53,963,965
2025	45,294,489
Thereafter	19,830,839
$282,524,794
Less: current portion	(42,897,018)
Long-term liability	$239,627,776

The weighted average interest rate for short-term bank loans was approximately 4.0% and 6.6% for the nine months ended September 30, 2020 and 2019, respectively.

The weighted average interest rate for long-term bank loans was approximately 4.8% and 4.9% for the nine months ended September 30, 2020 and 2019, respectively.

For the three months ended September 30, 2020 and 2019, interest expense related to bank loans amounted to $4,220,271 and $990,083, respectively, of which, $183,747 and $213,514 was capitalized to construction-in-progress, respectively. For the nine months ended September 30, 2020 and 2019, interest expense related to bank loans amounted to $11,064,621 and $3,225,149, respectively, of which $1,192,672 and $321,333 was capitalized to construction-in-progress, respectively.

NOTE 11 – ACCRUED LIABILITIES AND OTHER PAYABLES

At September 30, 2020 and December 31, 2019, accrued liabilities and other payables consisted of the following:

	September 30, 2020	December 31, 2019
Accrued salaries and related benefits	$11,595,580	$10,003,346
Accrued interest due	408,399	339,629
Other	661,783	1,085,043
	$12,665,762	$11,428,018

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2020

NOTE 12 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At September 30, 2020 and December 31, 2019, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2020	2019	2020	2019
A	18%	*	14%	*
B	14%	13%	11%	*
C	10%	16%	14%	21%
D	10%	25%	11%	16%
E	*	17%	*	*
F	*	*	*	14%
G	*	*	*	11%

*	less than 10%

Five and three customers accounted for 10% or more of the Company’s total outstanding accounts receivable at September 30, 2020 and December 31, 2019, respectively.

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplier	2020	2019	2020	2019
A	54%	35%	44%	53%
B	*	*	24%	*
C	14%	*	*	*
D	*	30%	*	13%

Three suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at September 30, 2020, accounted for 68.6% of the Company’s total outstanding accounts payable and accounts payable – related parties at September 30, 2020.

One supplier, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at September 30, 2019, accounted for 85.5% of the Company’s total outstanding accounts payable and accounts payable – related parties at September 30, 2019.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provide for severance payments to such employees upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments to be approximately $10,000 as of September 30, 2020 and December 31, 2019, which have not been reflected in its consolidated financial statements.

Operating lease

See note 9 for related party operating lease commitment.

Rental payment

On March 1, 2018, the Company entered into a lease agreement (the “Lease Agreement”) for office space in Hong Kong. Pursuant to the Lease Agreement, the monthly payments are HK$298,500 (approximately $38,000). The Lease Agreement expires on February 28, 2021.

For the three months ended September 30, 2020 and 2019, rent expense and the corresponding administrative service charge related to the Lease Agreement amounted to $18,048 and $17,956, respectively. For the nine months ended September 30, 2020 and 2019, rent expense and the corresponding administrative service charge related to the Lease Agreement amounted to $248,776 and $246,315, respectively.

As of September 30, 2020, future minimum lease payments on operating leases were as follows:

September 30, 2020
Maturity of lease liabilities
2020	$97,496
2021	32,499
Total minimum lease payments	$129,995
Imputed interest	(1,377)
Present value of minimum lease payments	$128,618

The remaining lease terms (in years) and discount rates consisted of the following:

September 30, 2020
Lease term and discount rate
Remaining operating lease term	0.42
Discount rate	5.13%

NOTE 14 – SUBSEQUENT EVENTS

On October 19, 2020, the Company received repayment of Hong Long amounted to $1.4 million.

On October 21, 2020, the Company repaid a long-term bank loan of $9.54 million to The Export-Import Bank of China in accordance with the loan repayment schedule.

On October 29, 2020, the Company received a short-term bank loan of $10.3 million from Fujian Haixia Bank.

On October 29, 2020, the Company repaid a short-term bank loan of $10.3 million to Fujian Haixia Bank.

On November 6, 2020, the Company received repayment of Hong Long amounted to $12.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Pingtan Marine Enterprise Ltd. for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with the Pingtan Marine Enterprise Ltd. unaudited financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2020. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless otherwise indicated, references to the “Company,” “us,” “our” or “we” refer to Pingtan Marine Enterprise Ltd. and its subsidiaries. All amounts expressed below are in US dollars.

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

We initially had a fishing fleet of 40 vessels in 2013. By June 2015, we expanded the number of vessels to 135 through the construction of 3 new vessels, the purchase of 72 licensed vessels and the acquisition of 20-year exclusive operation rights to 20 vessels. Our fishing fleet consists of vessels of diversified fishing methods, including trawling, drift netting, light luring seine, long line fishing and squid jigging.

From 2017 to 2018, we purchased 2 refrigerated transport vessels and 4 squid jigging vessels. Of those vessels, the renovation of 2 transport vessels and 2 squid jigging vessels were completed in subsequent years and were deployed to international waters. The ownership transfer of the remaining 2 vessels’ is not yet completed, but the Company is entitled to 100% of the operations and net profits (losses) from the vessels.

In April 2018, 27 vessels received approval from the MARA to operate in the international waters after the completion of modification and rebuilding projects. The 27 fishing vessels were modified and rebuilt into 20 squid jigging vessels and 7 light luring seine vessels and have been deployed to sea for operation in late 2018 and early 2019.

In 2019, the Company had 30 fishing vessels that received approval from the MARA to operate in the international waters after completion of modification and rebuilding. The 30 vessels were rebuilt and modified into 15 squid jigging vessels and 15 seine vessels. The renovation of the 30 vessels was completed in 2019 and were deployed to international waters for operation. In late 2019, we applied to the MARA for permits to modify and rebuild 10 fishing vessels.

In January 2020, we purchased 1 refrigerated transport vessel and started modifying and rebuilding the vessel. We expect the modification and rebuilding project to be completed in November 2020 and then be deployed to international waters.

During three months ended September 30, 2020, we deployed 10 fishing vessels, which completed the modification and rebuilding project to international waters for operation.

As of September 30, 2020, we owned 51 squid jigging vessels, 26 trawlers, 25 seine vessels, 13 drifters, 4 longline fishing vessels, and 2 transport vessels and had exclusive operating license rights to 20 drifters. Additionally, 1 transport vessel was in the modification and rebuilding stage and 1 new krill fishing vessel was in the building stage.

Among the 143 vessels, 79 were located in international waters, 12 were located in the Bay of Bengal in India, 13 were located in the PRC, 37 were located in the Arafura Sea in Indonesia, 1 transport vessel was in the modification and rebuilding stage and 1 new krill fishing vessel was in the building stage.

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

Significant factors affecting our results of operations

●

COVID-19 pandemic: In December 2019, a novel strain of coronavirus (COVID-19) surfaced in the PRC. In reaction to this outbreak, many provinces and municipalities in the PRC activated the highest Level-I Response to the emergency public health incident. As a result, business activities in the PRC were significantly affected.

Emergency quarantine measures and travel restrictions have had a significant impact on many sectors across the PRC, which has also adversely affected our operations. To reduce the impact on our production and operation, we implemented certain safety measures to allow us to gradually resume work in mid-February. For the employees who left Fuzhou during the Spring Festival holiday and could not return to Fuzhou as scheduled, or those who could only resume work after satisfying the 14-day quarantine requirement, we provided paid leave. Since resuming work in mid-February, we have been using a shift system and adopted additional health and safety procedures to protect our employees. With these measures, we were able to maintain sales and operations from mid-February to mid-March. On March 23, 2020, we resumed normal operations and is conducting business as usual with health and safety procedures to protect employees. Management is focused on mitigating the effects of COVID-19 on our business operations while protecting the employees’ health and safety. We will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and other stakeholders.

Some of our customers are fish processing plants that export processed fish products to foreign countries. These customers reduced or postponed their purchases from us in the initial stage of the pandemic, but since the middle of the second quarter, they have adjusted their business strategies in relation to exportation or domestic sale. Because of the reduction or postponement, our unit selling price decreased, our inventory levels increased and our accounts receivables were not timely paid as anticipated.

The COVID-19 pandemic continues to cause major disruptions to businesses and markets worldwide as the virus spreads or a resurgence in certain jurisdictions. The effects of the outbreak are still evolving, and the ultimate severity and duration of the pandemic and the implications on global economic conditions remains uncertain. Therefore, the extent of the impact of the pandemic on our financial condition and results of operations is still highly uncertain and will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on the our customers and exporters, how quickly normal economic conditions, operations, and the demand for our products can resume and whether the pandemic leads to recessionary conditions in the PRC.

While we anticipate that our results of operations will continue to be impacted by this pandemic in the fourth quarter of 2020, we are unable to reasonably estimate the extent of the impact on our full-year results of operations, our liquidity or our overall financial position.

●	Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable government agencies. Our inability to obtain, or loss or denial of extensions to, any of our applicable licenses or permits could hamper our ability to generate revenue from our operations.

●	Resource & environmental factors: Our fishing expeditions are based in the EEZ, the international waters and the Arafura Sea of Indonesia. Any earthquake, tsunami, adverse weather or oceanic conditions, or other disasters in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Niño, which in the past has caused significant decreases in seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also impact our harvest volume.

●	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●	Competition: We engage in the business in the EEZ, the international waters, and the Arafura Sea of Indonesian. Competition within our designated fishing areas is not currently significant as the region is not overfished or regulated by government limits on the number of vessels that are allowed to fish in the territories; however, there is no guarantee that competition will not become more intense. Competition in the consumer market in the PRC, however, is keen. We compete with other fishing companies that offer similar and varied products. There is significant demand for fish in the Chinese market. We believe our catch appeals to a wide segment of consumers because of the low price points of our products.

●

Fishing licenses: Each of our fishing vessels requires approval from the MARA to carry out ocean fishing projects in international waters and foreign territories. Different countries may have different policies for foreign cooperation in fisheries. Some countries require fishing licenses issued by the accessed country; some others may require establishment of a joint venture or sole proprietorship to obtain local licenses.

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

RESULTS OF OPERATIONS

Comparison of results of operations for the three and nine months ended September 30, 2020 and 2019

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

We have identified one performance obligation as when the frozen fish and other marine catches identified in the contract are picked up by the customers at our cold storage warehouse, with revenue being recognized at a point in time. We initially recognize revenue in an amount which is estimated based on contractual prices. The receivables under contracts, whereby pricing is based on contractual prices, are primarily collected within 180 days.

For the three months ended September 30, 2020 and 2019, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended September 30, 2020
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$6,071	7,285,134	$0.83	39.3%
Peru squid	4,685	3,382,517	1.39	30.3%
Chub mackerel	981	1,030,773	0.95	6.4%
Tuna	662	184,867	3.58	4.3%
Sardine	649	1,743,914	0.37	4.2%
Others	2,400	1,070,101	2.24	15.5%
Total	$15,448	14,697,306	$1.05	100.0%

	Three Months Ended September 30, 2019
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$8,955	8,009,340	$1.12	80.1%
Cuttle fish	1,108	236,260	4.69	9.9%
Argentina squid(whole)	455	110,726	4.11	4.0%
Croaker fish	342	165,223	2.07	3.1%
Ribbon fish	18	5,490	3.28	0.2%
Others	302	154,428	1.96	2.7%
Total	$11,180	8,681,467	$1.29	100.0%

For the nine months ended September 30, 2020 and 2019, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Nine Months Ended September 30, 2020
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$25,892	30,557,785	$0.85	46.1%
Peru squid	9,523	6,436,282	1.48	16.9%
Chub mackerel	4,996	5,585,977	0.89	8.9%
Cuttle fish	4,554	1,024,960	4.44	8.1%
Croaker fish	3,367	1,861,511	1.81	6.0%
Others	7,886	4,524,509	1.74	14.0%
Total	$56,218	49,991,024	$1.12	100.0%

	Nine Months Ended September 30, 2019
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$26,771	24,006,371	$1.12	48.6%
Ribbon fish	5,968	1,819,792	3.28	10.8%
Argentina squid(whole)	4,234	1,000,671	4.23	7.7%
Croaker fish	3,566	1,631,723	2.19	6.5%
Cuttle fish	3,565	681,619	5.23	6.5%
Others	10,963	3,712,634	2.95	19.9%
Total	$55,067	32,852,810	$1.68	100.0%

For the three months ended September 30, 2020, we had revenue of $15,448,083, as compared to revenue of $11,179,946 for the three months ended September 30, 2019, an increase of $4,268,137, or 38.2%. Sales volumes in the three months ended September 30, 2020 increased by 69.3% to 14,697,306 kg from 8,681,467 kg in the three months ended September 30, 2019. Average unit sale price decreased by 18.6% in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

For the nine months ended September 30, 2020, we had revenue of $56,218,216, as compared to revenue of $55,067,249 for the nine months ended September 30, 2019, an increase of $1,150,967, or 2.1%. Sales volumes in the nine months ended September 30, 2020 increased by 52.2% to 49,991,024 kg from 32,852,810 kg in the nine months ended September 30, 2019. Average unit sale price decreased by 33.3% in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

For the three and nine months ended September 30, 2020, the increase in revenue as compared to the same period in 2019 was primarily attributable to changes in different sales mix and the increase of sales volumes as more vessels were in operation. For the three and nine months ended September 30, 2020, the decrease in the average unit sale price as compared to the same period in 2019 was primarily attributable to the fish species with highest sales volume being sold at lower selling prices - Indian Ocean squid was our major product for the three and nine months ended September 30, 2020 - and an increase in the number of fishing vessels catching Indian Ocean squid on the market led to increased supply, which negatively affected the average unit sale price. Lower unit sales prices are expected to continue for the remainder of year 2020 due to the impact of COVID-19.

Cost of revenue

Our cost of revenue primarily consists of fuel cost, depreciation, direct labor cost, freight, fishing vessels maintenance fees, and other overhead costs. Fuel cost, depreciation, and labor cost generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,
	2020			2019
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$8,418	61.1%	54.5%	$5,867	77.2%	52.5%
Labor cost	2,134	15.5%	13.8%	746	9.8%	6.7%
Depreciation	1,436	10.4%	9.3%	508	6.7%	4.5%
Freight	1,165	8.4%	7.5%	21	0.4%	0.2%
Spare parts	656	4.8%	4.2%	349	4.6%	3.1%
Maintenance fee	4	0.0%	0.0%	4	0.0%	0.0%
Other	(25)	(0.2)%	(0.2)%	100	1.3%	0.9%
Total cost of revenue	$13,788	100.0%	89.1%	$7,595	100.0%	67.9%

The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue, for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended September 30,
	2020			2019
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$29,168	62.5%	51.9%	$24,408	64.0%	44.3%
Labor cost	6,926	14.8%	12.3%	5,170	13.6%	9.4%
Depreciation	4,417	9.5%	7.9%	3,608	9.5%	6.6%
Freight	4,378	9.4%	7.8%	3,447	9.0%	6.3%
Spare parts	1,197	2.6%	2.1%	1,232	3.2%	2.2%
Maintenance fee	20	0.0%	0.0%	23	0.1%	0.0%
Other	536	1.2%	1.0%	247	0.6%	0.4%
Total cost of revenue	$46,642	100.0%	83.0%	$38,135	100.0%	69.2%

Cost of revenue for the three months ended September 30, 2020 was $13,787,521, representing an increase of $6,192,807, or 81.5%, as compared to $7,594,714 for the three months ended September 30, 2019. Cost of revenue for the nine months ended September 30, 2020 was $46,641,884, representing an increase of $8,507,332, or 22.3%, as compared to $38,134,552 for the nine months ended September 30, 2019. The increase was primarily attributable to the increase in our production activities.

At September 30, 2020, we recorded a reserve for inventories in the amount of $2,030,213.

Gross profit

Our gross profit is primarily affected by decreases in the average unit sale price and changes in production costs. Fuel cost, depreciation, and labor cost together account for about 87.0% and 93.7% of cost of revenue for the three months ended September 30, 2020 and 2019, respectively. Fuel cost, depreciation, and labor cost together account for about 86.8% and 87.1% of cost of revenue for the nine months ended September 30, 2020 and 2019, respectively. The fluctuation of fuel prices and changes in labor costs may significantly affect our cost level and gross profit.

The following table sets forth information as to our revenue, cost of revenue, gross profit and gross margin for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$15,448,083	$11,179,946	$56,218,216	$55,067,249
Cost of revenue	$13,787,521	$7,594,714	$46,641,884	$38,134,552
Gross profit	$1,660,562	$3,585,232	$9,576,332	$16,932,697
Gross margin	10.7%	32.1%	17.0%	30.7%

Gross profit for the three months ended September 30, 2020 was $1,660,562, representing a change of $1,924,670, or 53.7%, as compared to gross profit of $3,585,232 for the three months ended September 30, 2019. Gross profit for the nine months ended September 30, 2020 was $9,576,332, representing a change of $7,356,365, or 43.4%, as compared to gross profit of $16,932,697 for the nine months ended September 30, 2019. The lower gross profit was due to a decrease in our average unit sale price and the fact that our unit production cost of fish was not significantly affected.

Gross margin decreased to 10.7% for the three months ended September 30, 2020 from 32.1% for the three months ended September 30, 2019. The decrease in gross margin for the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to the decrease in average unit sale price by 18.6% and the increase in cost per unit by 8.0%. Gross margin decreased to 17.0% for the nine months ended September 30, 2020 from 30.7% for the nine months ended September 30, 2019. The decrease in gross margin for the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to the decrease in average unit sale price by 33.3% and the decrease in cost per unit by 19.8%. The market price of Indian Ocean squid, a key species in our sales mix was low, and the market price of frozen seafood was similarly affected due to the COVID-19 pandemic, which together led to a decrease in the average unit sale price of sales mix.

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

Selling expense amounted to $1,333,927 for the three months ended September 30, 2020, as compared to $650,786 for the three months ended September 30, 2019, an increase of $683,141, or 105.0%. Selling expense amounted to $3,282,097 for the nine months ended September 30, 2020, as compared to $1,895,991 for the nine months ended September 30, 2019, an increase of $1,386,106, or 73.1%. Selling expense as a percentage of revenue for the three months ended September 30, 2020 increased to 8.6% from 5.8% for the same period in 2019. Selling expense as a percentage of revenue for the nine months ended September 30, 2020 increased to 5.8% from 3.4% for the corresponding period in 2019, which was mainly attributable to the increase in insurance and storage fees. Selling expense for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Insurance	$471,163	$304,310	$1,301,969	$840,041
Storage fees	450,554	95,645	871,294	338,699
Customs clearance charge	324,824	21,417	358,035	95,597
Shipping and handling fees	35,397	147,926	356,490	361,504
Advertising	-	34,580	-	34,580
Other	51,989	46,908	394,309	225,570
	$1,333,927	$650,786	$3,282,097	$1,895,991

●	For the three months ended September 30, 2020, insurance increased by $166,853, or 54.8%, as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, insurance increased by $461,928, or 55.0%, as compared to the nine months ended September 30, 2019. The increase was mainly attributable to 30 vessels that were undergoing modification and rebuilding projects being completed in the second half of2019 and were insured in 2020.

●	For the three months ended September 30, 2020, storage fees increased by $354,909, or 371.1%, as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, storage fees increased by $532,595, or 157.2%, as compared to the nine months ended September 30, 2019. The increase was mainly attributable to larger warehouses being rented as more fish were delivered for inventory.

●	For the three months ended September 30, 2020, customs clearance charge increased by $303,407, or 1,416.7%, as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, customs clearance charge increased by $262,438, or 274.5%, as compared to the nine months ended September 30, 2019. The change was mainly attributable to the number of customs declarations.

●	For the three months ended September 30, 2020, shipping and handling fees decreased by $112,529, or 76.1%, as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, shipping and handling fees decreased by $5,014, or 1.4%, as compared to the nine months ended September 30, 2019. The change was mainly attributable to the number of deliveries from ports to the warehouses in the PRC.

●	For the three and nine months ended September 30, 2020, advertising expenses decreased by $34,580, or 100%, as compared to the same period in 2019. The change was mainly due to no advertising activities occurring during the period.

●	Other miscellaneous selling expense for the three months ended September 30, 2020 increased by $5,081, or 10.8%, as compared to the three months ended September 30, 2019. Other miscellaneous selling expense for the nine months ended September 30, 2020 increased by $168,739, or 74.8%, as compared to the nine months ended September 30, 2019. The increase was mainly attributable to the increase in satellite communication fees for fishing vessels.

General and administrative expense

General and administrative expense amounted to $1,583,800 for the three months ended September 30, 2020, as compared to $1,542,658 for the three months ended September 30, 2019, an increase of $41,142, or 2.7%. General and administrative expense amounted to $5,150,042 for the nine months ended September 30, 2020, as compared to $5,999,073 for the nine months ended September 30, 2019, a decrease of $849,031, or 14.2%. General and administrative expense for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation	$773,812	$913,986	$2,274,579	$2,885,203
Professional fees	272,593	191,511	1,117,925	1,015,459
Compensation and related benefits	260,808	387,037	823,726	1,084,328
Bad debt (recovery) expense	188,293	-	245,498	-
Travel and entertainment	26,687	9,390	35,560	117,516
Rent and related administrative service charge	21,086	33,119	257,787	299,440
Other	40,521	7,615	394,967	597,127
	$1,583,800	$1,542,658	$5,150,042	$5,999,073

●	We recorded the depreciation in relation to vessels that are not operating as operation expense rather than cost of revenue. For the three months ended September 30, 2020, depreciation expense decreased by $140,174, or 15.3%, as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, depreciation expense decreased by $610,624, or 21.2%, as compared to the nine months ended September 30, 2019.

●	Professional fees, which primarily consist of legal fees, accounting fees, investor relation service charges, valuation service fees and other fees associated with being a public company, for the three months ended September 30, 2020, increased by $81,082, or 42.3%, as compared to the three months ended September 30, 2019. The increase in the three months ended September 30, 2020, was primarily attributable to an increase in consulting fees of approximately $15,000and an increase in investor relation service charges of approximately $63,000. For the nine months ended September 30, 2020, professional fees increased by $102,466, or 10.1%, as compared to the nine months ended September 30, 2019. The increase in the nine months ended September 30, 2020, was primarily attributable to an increase in investor relation service charges of approximately $80,000, an increase in legal fees of approximately $22,000 and an increase in transfer agent fees of approximately $13,000, offset by a decrease in accounting fees of approximately $18,000.

●	Compensation and related benefits decreased by $126,229, or 32.6%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, compensation and related benefits decreased by $260,602, or 24.0%, as compared to the nine months ended September 30, 2019.

●	For the three months ended September 30, 2020, we recorded bad debt expenses of $188,293 as compared to nil for the three months ended September 30, 2019. For the nine months ended September 30, 2020, we recorded bad debt expenses of $245,498 as compared to nil for the nine months ended September 30, 2019. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●	For the three months ended September 30, 2020, travel and entertainment expense increased by $17,297, or 184.2%, as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, travel and entertainment expense decreased by $81,956, or 69.7%, as compared to the nine months ended September 30, 2019. The decrease was mainly attributable to a decrease in travel expense of approximately $14,000 and a decrease in entertainment expense of approximately $68,000.

●	Rent and related administrative service charge decreased by $12,033, or 36.3%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, rent and related administrative service charge decreased by $41,653, or 13.9%, as compared to the nine months ended September 30, 2019.

●	Other general and administrative expense primarily consists of communication fees, office supplies, miscellaneous taxes, bank service charge, depreciation, and NASDAQ listing fee. For the three months ended September 30, 2020, other general and administrative expense decreased by $32,906, or 432.1%, as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, other general and administrative expense decreased by $202,160, or 33.9%, as compared to the nine months ended September 30, 2019.

Subsidy

The subsidy mainly consists of an incentive granted by the Chinese government to encourage the development of the ocean fishing industry in order to satisfy the demand of natural seafood in the PRC and other miscellaneous subsidy from the Chinese government. For the three months ended September 30, 2020, subsidy decreased by $847,855, or 16.0%, as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, subsidy increased by $7,490,233, or 141.6%, as compared to the nine months ended September 30, 2019. The change was mainly due to the government’s subsidy disbursement schedule.

Impairment

Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. During the nine months ended September 30, 2019, we dismantled 1 transport vessel and deregistered 6 fishing vessels and applied to the MARA for rebuilding 7 new vessels. As a result of the rebuilding projects, we assessed the recoverability of the 7 fishing vessels based on the undiscounted future cash flow that the fishing vessels are expected to generate as less than the carrying amount, and recognized an impairment loss of $2,546,338.

Gain or Loss on fixed assets disposal

Gain or loss on fixed assets disposal represents the gain or loss on the disposal of fixed assets we recorded as it incurred. For the three months ended September 30, 2020 and 2019, the gain on fixed assets disposal was nil and $1,777. For the nine months ended September 30, 2020 and 2019, the loss on fixed assets disposal was nil and $164,375, respectively.

Income from operations

As a result of the factors described above, for the three months ended September 30, 2020, income from operations amounted to $3,183,566, as compared to income from operations of $6,611,255 for the three months ended September 30, 2019, a change of $3,427,689, or 51.8%. For the nine months ended September 30, 2020, income from operations amounted to $13,923,012, as compared to income from operations of $11,615,506 for the nine months ended September 30, 2019, a change of $2,307,506, or 19.9%.

Other income/expense

Other income/expense mainly includes interest income from bank deposits, interest expense generated from short-term and long-term bank borrowings, foreign currency transaction gain, gain from cost method investment, and loss on equity method investment.

For the three months ended September 30, 2020, other expense, net, amounted to $2,401,871 as compared to other expense, net, of $2,200,862 for the three months ended September 30, 2019, an increase of $201,009, or 9.1%, which was primarily attributable to an increase in interest expenses of approximately $3,260,000 as a result of increase in bank loans, offset by an increase in interest income of approximately $967,000, an increase in foreign currency transaction gain of approximately $1,088,000, a decrease in loss on equity method investment of approximately $14,000 and a decrease in other expense of approximately $983,000.

For the nine months ended September 30, 2020, other expense, net, amounted to $6,385,621 as compared to other expense, net, of $4,139,485 for the nine months ended September 30, 2019, an increase of $2,246,136, or 54.3%, which was primarily attributable to an increase in interest expenses of approximately $6,968,000 as a result of an increase in bank loans, a decrease in gain from cost method investment of approximately $207,000, offset by an increase in interest income of approximately $3,309,000, an increase in foreign currency transaction gain of approximately $793,000, a decrease in loss on equity method investment of approximately $127,000 and a decrease in other expense of approximately $701,000.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in the PRC for the three and nine months ended September 30, 2020 and 2019.

Net income

As a result of the factors described above, our net income was $781,695 for the three months ended September 30, 2020, as compared to net income of $4,410,393 for the three months ended September 30, 2019, a change of $3,628,698, or 82.3%. Our net income was $7,537,391 for the nine months ended September 30, 2020, as compared to net income of $7,476,021 for the nine months ended September 30, 2019, a change of $61,370, or 0.8%.

Net income attributable to owners of the Company

The net income attributable to owners of the Company was $689,184, or $0.01 per ordinary share (basic and diluted), for the three months ended September 30, 2020, as compared to net income attributable to owners of the Company of $4,032,534, or $0.05 per ordinary share (basic and diluted), for the three months ended September 30, 2019, a change of $3,343,350, or 82.9%.

The net income attributable to owners of the Company was $6,777,864, or $0.09 per ordinary share (basic and diluted), for the nine months ended September 30, 2020, as compared to net income attributable to owners of the Company of $6,724,339, or $ 0.09 per ordinary share (basic and diluted), for the nine months ended September 30, 2019, a change of $53,525, or 0.8%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries, which are incorporated in the PRC is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries which are incorporated in the PRC are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and comprehensive income (loss). As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $5,700,836 for the three months ended September 30, 2020, as compared to a foreign currency translation loss of $4,674,763 for the three months ended September 30, 2019. We reported a foreign currency translation gain of $3,846,221 for the nine months ended September 30, 2020, as compared to a foreign currency translation loss of $4,842,207 for the nine months ended September 30, 2019. This non-cash loss had the effect of increasing/decreasing our reported comprehensive loss/gain.

Comprehensive income (loss)

As a result of our foreign currency translation adjustment, we had comprehensive income for the three months ended September 30, 2020 of $6,482,531, compared to comprehensive loss of $264,370 for the three months ended September 30, 2019. We had comprehensive income for the nine months ended September 30, 2020 of $11,383,612, compared to comprehensive income of $2,633,814 for the nine months ended September 30, 2019.

Cash flows for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

The following summarizes the key components of our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(23,838,922)	$(8,054,141)
Net cash used in investing activities	(64,394,531)	(72,438,901)
Net cash provided by financing activities	94,840,528	99,809,172
Effect of exchange rate on cash	935,670	(862,543)
Net increase in cash	$7,542,745	$18,453,587

Net cash flow used in operating activities was $23,838,922 for the nine months ended September 30, 2020 as compared to net cash flow used in operating activities of $8,054,141 for the nine months ended September 30, 2019, a change of $15,784,781.

●	Net cash flow used in operating activities for the nine months ended September 30, 2020, primarily reflected our net income of approximately $7,537,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $10,617,000, an increase in allowance for doubtful accounts of approximately $245,000, an increase in reserve for inventories of approximately $1,712,000, loss on equity method investment of approximately $351,000 and issuance of ordinary shares for professional fee valued at approximately $26,000, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of approximately $5,191,000, an increase in inventory of approximately $35,028,000 due to our business expansion resulting from more fishing vessels put in operations, an increase in prepaid expenses of approximately $432,000, an increase in other receivables of approximately $328,000, a decrease in accounts payable of approximately $4,642,000 and a decrease in advance from customers of approximately $619,000, offset by an increase in accounts payable-related parties of approximately $219,000, an increase in accrued liabilities and other payables of approximately $1,554,000 and an increase in due to related parties of approximately $140,000.

●	Net cash flow used in operating activities for the nine months ended September 30, 2019, primarily reflected our net income of approximately $7,476,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $7,669,000, an increase in allowance for doubtful accounts of approximately $13,000, a decrease in reserve for inventories of approximately $371,000, loss on equity method investment of approximately $478,000, loss on disposal of fixed assets of approximately $164,000 and impairment loss of fishing vessels of approximately $2,533,000, and changes in operating assets and liabilities primarily consisting of an increase in inventory of approximately $15,713,000 due to our business expansion resulting from more fishing vessels put in operations, an increase in prepaid expenses of approximately $333,000, an increase in other receivables- related parties of approximately $359,000, a decrease in accounts payable of approximately $3,966,000, a decrease in accounts payable-related parties of approximately $2,920,000 and a decrease in due to related parties of approximately $9,433,000, offset by a decrease in accounts receivable of approximately $4,171,000 and an increase in accrued liabilities and other payables of approximately $1,552,000.

Net cash flow used in investing activities was $64,394,531 for the nine months ended September 30, 2020 as compared to $72,438,901 for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we made payments for purchase of property, plant and equipment of approximately $93,357,000, offset by proceeds received from proceeds from government subsidies for fishing vessels construction of approximately $28,963,000. During the nine months ended September 30, 2019, we made payments for purchase of property, plant and equipment of approximately $105,568,000, offset by proceeds received from government subsidy for fishing vessel construction of approximately $33,129,000.

Net cash flow provided by financing activities was $94,840,528 for the nine months ended September 30, 2020 as compared to net cash flow used in financing activities of $99,809,172 for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we received short-term bank loans of approximately $81,811,000, long-term bank loans of approximately $104,640,000 and repayments of loans issued to related parties of approximately $157,693,000, offset by the repayments of short-term bank loans of approximately $42,908,000, the repayment of long-term bank loans of approximately $46,325,000 and loans issued to related parties of approximately $160,070,000. During the nine months ended September 30, 2019, we received long-term bank loans of approximately $163,552,000 and repayments of loans issued to related parties of approximately $80,171,000, offset by the repayments of long-term bank loans of approximately $11,964,000 and repayments to related parties of approximately $10,111,000 and loans issued to related parties of approximately $121,839,000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government subsidies as a government incentive for encouraging development of ocean fishing industry. Since the outbreak of COVID-19, we have been paying close attention to the operation of our customers and optimizing the collection of accounts receivable. For new customers, we adopt the policy of receiving payment before pick-up. At September 30, 2020 and December 31, 2019, we had cash balances of approximately $3,397,018 and $10,092,205, respectively. The significant portion of these funds are located in financial institutions located in the PRC and will continue to be indefinitely reinvested in our operations in the PRC.

The following table sets forth a summary of changes in our working capital from December 31, 2019 to September 30, 2020:

			December 31, 2019 to September 30, 2020
	September 30, 2020	December 31, 2019	Change	Percentage Change
Working capital surplus (deficit):
Total current assets	$115,699,517	$64,338,693	$51,360,824	79.8%
Total current liabilities	111,283,133	88,788,156	22,494,977	25.3%
Working capital surplus (deficit):	$4,416,384	$(24,449,463)	$28,865,847	(118.1)%

Our working capital increased $28,865,847 to a working capital surplus of $4,416,384 at September 30, 2020 from a working capital deficit of $24,449,463 at December 31, 2019. This increase in working capital is primarily attributable to an increase in restricted cash of approximately $14,238,000, an increase in accounts receivable, net of allowance for doubtful accounts, of approximately $5,304,000, an increase in due from related parties of approximately $2,746,000, an increase in inventories, net of reserve for inventories, of approximately $34,949,000 due to our business expansion resulting from having more fishing vessels put in operations, an increase in prepaid expenses of approximately $468,000, an increase in other receivables of approximately $352,000, a decrease in accounts payable of approximately $4,571,000, a decrease in long-term bank loans - current portion approximately of $14,226,000 due to the repayment schedule, a decrease in lease liability-current liability approximately of $247,000 and a decrease in due to related parties of approximately $150,000, offset by an increase in accounts payable - related parties of approximately $266,000, a significant increase in short-term bank loans of approximately $40,185,000 and an increase in accrued liabilities and other payables of approximately $1,238,000.

In order to mitigate our liquidity risk, we plan to rely on the proceeds from loans from banks and/or financial institutions to increase working capital in order to meet capital demands, and the government subsidies for modification and rebuilding projects and reimbursement of certain operating expenses. In addition, Mr. Zhuo, the Chief Executive Officer and Chairman of the Board, will continue to provide financial support to the Company when necessary.

The Company meets its day-to-day working capital requirements through cash flow provided by operations, bank loans and related parties’ advances. The Indonesian government’s moratorium on fishing licenses renewals creates uncertainty over fishing operations in Indonesian waters. The Company’s forecasts and projections show that the Company has adequate resources to continue in operational existence to meet its obligations in the twelve months following the date of this filing, considering the management has control over the timing and scope of investments in vessel building and operations in Indian waters and international waters and consideration of opportunities in new fishing territories. Also, in the past two years, the Company has upgraded 67 fishing vessels, 1 transport vessel was in the modification and rebuilding projects and 1 new krill fishing vessel was in building stage, the deployment of more vessels in operation will generate more revenue and cash inflows to the Company. In addition, the Company receives subsidies for modification and rebuilding project and reimbursement of certain operating expenses from the Chinese government, as an encouragement of the development of ocean fishing industry.  At September 30, 2020, due from Hong Long amounted to $15.2 million, during the three months ended September 30, 2020, the Company received repayments from Hong Long in the amount of $66.4 million.

The installments due from related party-Hong Long are as follows:

Before	Installments
October 20, 2020	$14,684,072
December 20, 2020	539,355
Total	$15,223,427

From October 1, 2020 to November 6, 2020, the Company received repayment of Hong Long amounted to $14.0 million.

The COVID-19 pandemic continues to cause major disruptions to businesses and markets worldwide as the virus spreads or a resurgence in certain jurisdictions, it has caused our unit selling price decreased, our inventory levels increased and our accounts receivables were not timely paid as anticipated. In order to maintain strong liquidity, the management of the Company has been paying close attention to the operation and optimizing the collection of accounts receivable. For new customers, the Company adopts the policy of receiving payment before pick-up. During the nine months ended September 30, 2020, the Company obtained $81.8 million and $104.6 million in short-term and long-term loans from banks, respectively, to maintain strong liquidity.

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

The following tables summarize our contractual obligations as of September 30, 2020 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Office lease obligation	$13	$13	$-	$-	$-
Short-term bank loans (1)	50,220	50,220	-	-	-
Long-term bank loans	282,525	42,897	120,538	99,258	19,832
Total	$332,758	$93,130	$120,538	$99,258	$19,832

(1)	Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

Off-balance sheet arrangements

None.

Critical Accounting Policies and Estimates

Inventories

Frozen fish and marine catches work in progress represents fish inventory in vessels’ refrigerators, which has not been delivered to ports in the PRC, nor applied for duty-exemption import into the PRC.

Frozen fish and marine catches in transit represents fish inventory that obtained duty-exemption import permission and is in the process of being shipped to the PRC.

Frozen fish and marine catches in warehouse represents fish inventory in cold storage warehouses located in the PRC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity price risk

Oil cost accounts for approximately 61.1% and 62.5% of our total cost of revenue for the three and nine months ended September 30, 2020, respectively. We are primarily exposed to oil price volatility caused by supply conditions, political and economic variables and other unpredictable factors. We purchase oil used by our vessels at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating oil prices.

We did not have any commodity price derivatives or hedging arrangements outstanding at September 30, 2020 and did not employ any commodity price derivatives in the nine months ended September 30, 2020.

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

If the RMB depreciates against the USD, the value of our RMB revenue, earnings and assets as expressed in our USD financial statements will decline. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $113,836 for the nine months ended September 30, 2020 based on our revenue, costs and expenses, and assets and liabilities denominated in RMB as of September 30, 2020. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all.

Interest rate risk

We are exposed to interest rate risk arising from short-term and long-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. Our bank borrowings amounted to $332.7 million at September 30, 2020. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

A hypothetical 100 basis point change in interest rates would impact our interest on our borrowings by approximately $110,126. The potential change in interest amount is calculated based on the change in the interest amount over a one year period due to an immediate 100 basis point change in interest rates.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended September 30, 2020, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2020, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of legal proceedings, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 16, 2020.

ITEM 1A. RISK FACTORS

Other than as set forth below, there have been no material changes in the risk factors described in Part I, “Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 16, 2020. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors below and also those discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We could be adversely affected if proposed legislation is adopted regarding improved access to audit and other information and audit inspections of accounting firms, including registered public accounting firms operating in the PRC such as our auditor, or if Nasdaq’s proposals requiring additional criteria to companies operating in “restrictive markets” become effective.

BDO China Shu Lun Pan Certified Public Accountants LLP, our independent registered public accounting firm, is not inspected by the Public Company Accounting Oversight Board (PCAOB), the non-profit body that oversees audits of all U.S. companies in public markets. The PRC currently prohibits Chinese-based auditors from submitting their audits for inspection by the PCAOB.

As part of a continued regulatory focus in the U.S. on access to audit and other information currently protected by national law, in particular China’s, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of Congress that would require the SEC to maintain a list of issuers for which the PCAOB is not able to inspect or investigate an auditor report issued by a foreign public accounting firm. The Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (EQUITABLE) Act prescribes increased disclosure requirements for such issuers and, beginning in 2025, the delisting from national securities exchanges of issuers included on the SEC’s list for three consecutive years. It is unclear if this proposed legislation will be enacted. Furthermore, there has been recent deliberations within the U.S. government regarding potentially limiting or restricting China-based companies from accessing U.S. capital markets.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act, and an identical bill was introduced into the U.S. House of Representatives. If passed by the U.S. House of Representatives and signed by the U.S. President, this legislation would direct the SEC to prohibit securities of any “covered issuer”, including the Company, from being traded on any of the U.S. securities exchanges, such as Nasdaq, or traded “over-the-counter” if the auditor of the covered issuer’s financial statements is not subject to PCAOB inspection for three consecutive years after the law becomes effective.  In May 2020, Nasdaq requested approval by the SEC of proposals that would impact companies with businesses principally administered in jurisdictions defined as “restrictive markets,” which likely would encompass the PRC. These proposals contemplate, among other things, the application of more stringent listing criteria if a listed company’s auditor does not demonstrate a PCAOB inspection record (as is the case with our auditor), employee expertise and training, or geographic or other resources sufficient to perform the company’s audit satisfactorily. Examples of more stringent criteria that Nasdaq could apply include requiring: (a) higher levels of equity, assets, earnings or liquidity than are otherwise needed; (b) that any public offering to be underwritten on a firm commitment basis (involving more due diligence by the underwriter); and (c) the imposition of lock-up restrictions on directors and officers to allow market mechanisms to determine an appropriate price for shares before the insiders could sell. Alternatively, Nasdaq could deny continued listing to a company.

It remains unclear if and when any of such proposed legislations will be enacted. Nevertheless, the enactment of any such legislation or other efforts to increase the U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, which may include the Company, and materially and adversely affect the market price of our ordinary shares, including by resulting in our being delisted from Nasdaq or being required to engage a new audit firm, which would require significant expense and management time.

We face risks related to the novel coronavirus (COVID-19) pandemic that have, and are expected to continue to have, an adverse impact on our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in the PRC. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has adversely affected the global economy, our markets in the PRC and our business.

In reaction to the pandemic, many provinces and municipalities in the PRC, where our business is currently conducted, activated the highest response to the emergency public health incident. Emergency quarantine measures and travel restrictions have had a significant impact on many sectors across the China, which has also adversely affected our operations including the fishing industry. In response to the pandemic, we extended the Chinese Spring Festival holiday for one more week and adopted work in shifts after the holiday. To reduce the impact of the pandemic on our production and operation, we implemented certain safety measures to allow us to gradually resume work in mid-February. With these measures, we were able to maintain our sales and operations from mid-February to mid-March. On March 23, 2020, we resumed operations with enhanced health and safety procedures in place to protect our employees. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers, and other stakeholders. If a significant portion of our workforce is affected by COVID-19 either directly or due to government closures or otherwise, associated work stoppages or facility closures would halt or delay production, which could have an adverse impact on our business and financial performance.

The pandemic has had, and continues to have an adverse impact on our customers. Some of our customers are fish processing plants that export processed fish products to foreign countries. These customers were more likely to reduce or postpone their purchases from us in the initial stage of the pandemic and have now started adjusting their business strategies in relation to exportation or domestic sale. This change in strategy has caused a decrease in our unit selling price, an increase of inventory and our accounts receivables not being timely paid as anticipated. If the economic effects caused by the pandemic continue or increase in the PRC, overall customer demand may continue to decrease, which could have an adverse effect on our business, results of operations and financial condition.

Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. Maintaining strong liquidity has been and will continue to be a priority for us during the current economic disruption. During the nine months ended September 30, 2020, we have obtained $81.8 million and $104.6 million in short-term loan and long-term loan from banks, respectively.

We anticipate that our results of operations will continue to be impacted by this pandemic in the fourth quarter of 2020. However, the extent of the impact on our financial condition and results of operations is still highly uncertain and will depend on future developments, such as the ultimate duration and scope of the outbreak, its continuing impact on our customers, how quickly normal economic conditions, operations, and the demand for our products can resume and whether the pandemic leads to recessionary conditions in the PRC. We may continue to experience the effects of the pandemic even after it has waned, and our business, results of operations and financial condition could continue to be affected.

In addition to the risks specifically described above, the impact of COVID-19 is likely to implicate and exacerbate other risks disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 24, 2020, the Company issued 125,000 ordinary shares of the Company to FON Consulting, LLC in exchange for consulting services to be provided by the consultant to the Company pursuant to a consulting services agreement entered into on September 15, 2020. This issuance is exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act.

On September 24, 2020, the Company issued 122,375 ordinary shares of the Company to Acorn Management Partners, L.L.C. in exchange for consulting services to be provided by the consultant to the Company pursuant to a professional relations and consulting agreement entered into on September 16, 2020. This issuance is exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: November 9, 2020	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2020	By:	/s/ LiMing Yung
LiMing Yung
Chief Financial Officer (Principal Financial and Accounting Officer)