Form 10-K
period 2020-12-31
Pingtan Marine Enterprise Ltd.
filed 2021-10-13
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $39.0 million on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s ordinary shares outstanding as of October 11, 2021 was 85,940,965.

2020 ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements (although not all forward-looking statements may contain such words). Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievement to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

●	anticipated growth and growth strategies;

●	need for additional capital and the availability of financing;

●	delays in deploying vessels

●	conducting fishing operations and locating or re-locating vessels, in foreign waters and related license requirements;

●	actions taken by government regulators, such as the Indonesian moratorium, or reports or allegations of illegal activity by us, related parties or those with which we conduct business;

●	our ability to successfully manage relationships with customers, distributors and other important relationships;

●	technological changes;

●	competition;

●	demand for our products and services;

●	operational, mechanical, climatic or other unanticipated issues;

●	the deterioration of general economic conditions, whether internationally, nationally or in the local markets in which we operate;

●	the impact of the coronavirus (COVID-19) on the Company’s financial condition, business operations and liquidity; the impact of COVID-19 on our customers and distributors

●	global or national health concerns, including the outbreak of pandemic or contagious diseases such as the COVID-19 pandemic;

●	legislative or regulatory changes that may adversely affect our business; and

●	other risks, including those described in the “Risk Factors” discussion of this annual report.

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

We initially had a fishing fleet of 40 vessels in 2013. By June 2015, we expanded the number of vessels to 135 through the construction of 3 new vessels, the purchase of 72 licensed vessels and the acquisition of 20-year exclusive operating rights to 20 vessels. Our fishing fleet consists of vessels of diversified fishing methods, including trawling, drift netting, light luring seine, long line fishing and squid jigging.

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

In April 2018, 27 vessels received approval from the Ministry of Agriculture and Rural Affairs of the PRC (“MARA”) to operate in international waters after the completion of modification and rebuilding projects. The 27 fishing vessels were modified and rebuilt into 20 squid jigging vessels and 7 light luring seine vessels and have been deployed for operation in late 2018 and early 2019.

In 2019, the Company had 30 fishing vessels that received approval from the MARA to operate in international waters after completion of modification and rebuilding. The 30 vessels were rebuilt and modified into 15 squid jigging vessels and 15 seine vessels. The renovation of the 30 vessels was completed in 2019 and these vessels were deployed to international waters for operation.

In 2020, the Company had 11 fishing vessels that received approval from the MARA to operate in international waters after completion of modification and rebuilding. The 11 vessels were rebuilt and modified into 10 squid jigging vessels and 1 refrigerated transport vessel. The renovation of the 11 vessels was completed in 2020 and these vessels were deployed to international waters for operation.

In 2020, 20 more vessels also received approval from MARA to operate in international waters after the completion of modification and rebuilding projects. The 20 vessels were going to be modified and rebuilt into 20 seine vessels.

As of December 31, 2020, we owned 51 squid jigging vessels, 26 trawlers, 25 seine vessels, 13 drifters, 4 longline fishing vessels, and 3 transport vessels and had exclusive operating license rights to 20 seine vessels. Additionally, 1 new krill fishing vessel was in the building stage.

Among the 143 vessels, 80 were located in international waters, 12 were located in the Bay of Bengal in India, 13 were located in the PRC, 37 were located in the Arafura Sea in Indonesia and 1 new krill fishing vessel was in the building stage.  In the fourth quarter of 2020, 37 vessels in Indonesian waters, 13 vessels in PRC and 1 krill fishing vessel were impaired in the amount of $66,694,253 resulting in a net carrying value, after impairment, of $1,380,329 as of December 31, 2020. See Note 2 for discussion of Impairment of long-lived assets.

We catch nearly 30 different species of fish, including squid, ribbon fish, croaker fish and cuttle fish. All of our catch is shipped back to the PRC. We arrange chartered transportation ships to deliver frozen stocks to cold storage warehouses located in one of the PRC’s largest seafood trading centers, the Mawei Seafood Market in Fujian Province.

We derive our revenue primarily from the sale of frozen seafood products. We sell our products directly to customers, including seafood processors, distributors, restaurant owners and exporters. Most of our customers have long-term, cooperative relationships with us. Our existing customers also introduce new customers to us from time to time. In July 2017, we started strategic cooperation with e-commerce platform to sell our fish products directly to consumers online. Based on past experiences, demand for seafood products is the highest from December to January, during the Chinese New Year. We believe that our profitability and growth are dependent on our ability to deploy our vessels to new fishing grounds and our ability to expand our customer base.

Government Permits and Approvals

We are required to go through a series of procedures to obtain all approvals necessary to fish in the designated fishing areas.

Step one: Obtaining Vessel Building Permits

First, we have to file a vessel building application to the relevant governmental authorities in Fujian to obtain the Fishing Vessel and Net Tools Building Permits. Governmental authorities in Fujian verify Pingtan Fishing’s qualifications for pelagic fishing and pass on the verified and approved application documents to affiliates of the MARA for further confirmation. Once confirmed, the certificates are issued to Pingtan Fishing.

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

Step three: Fishing Project Application

Each vessel is required to be licensed by the MARA and, to the extent required, the vessel may also be required to obtain a license from the local government where the vessel conducts fishing operations. For example, in order to conduct fishing operations in the exclusive economic zone of other countries, foreign fishing vessels need to obtain the approval from each of the local departments of fisheries of those other countries. After obtaining all certificates in step two, we file applications to the relevant governmental authorities to obtain approvals for pelagic fishing projects in the specified fishing areas. Meanwhile, we start the application process for obtaining fishing permits from the relevant governmental authorities in the applicable fishing destination countries. In some countries, the Company may be required to obtain licenses through local entities, which are required to also possess a fishery business license.

Step four: Preparations Before Departure

Once the approval for pelagic fishing projects areissued, we can complete all relevant departure procedures within six months from the time the notification of approval is issued. Departure procedures include obtaining visas for fishing vessels and crew members, submitting required certificates to the PRC customs in Fujian, and obtaining other relevant documents from governmental authorities, such as Vessel Departure Certificates.

Step five: Fishing Project Approval and Departure to Fishing Areas

After we have submitted all required documents to the relevant governmental authorities and completed all procedures required for departure, we receive confirmation of pelagic fishing project approval from affiliates of the MARA. Once we obtain such confirmation, our vessels can depart to the applicable fishing destination country. Fish caught at the destination may then be shipped back and be declared at PRC customs.

Operations

Harvesting Operations

The fishing vessels can carry up to one-month of supplies. The captains of the vessels utilize sophisticated technology to identify, among other things, fishing areas, time to cast and draw in the nets, vessel speed and sailing direction allowing the vessels to optimize the catch and resource value. Nearby fishing groups share real-time fishing information through wireless radio equipment. The catch is separated based on species and sizes and is frozen immediately. Once the storage of a fishing vessel is at capacity, the catch is shipped to our cold storage facility located in Mawei.

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

We have secured several cold storages facilities located in one of the PRC’s largest seafood trading centers, the MaWei seafood market. The monthly rent for cold storage is from RMB70 (US$10) to RMB55 (US$8) per square meter and the leases are renewable annually. The following table sets forth information regarding the cold storages facilities we currently rent as of December 31, 2020:

Monthly
Cold Storage	rent (US$)
Fuxin#203	$10,605
Jingfu#201-202	14,353
Jingfu#203-204	14,353
Jingfu#303-304	14,353
Jingfu#403-404	14,353
Jingfu#501-502	14,353
Jingfu#601-602	14,353
Jingfu#603-604	14,353
Jingfu#701-702	14,353
Jingfu#703-704	14,353
Total	$139,782

Sales, Marketing and Distribution

We market, sell and distribute products all over China, including the Fujian, Shandong and Zhejiang provinces. Squid, peru squid and chub mackerel were the main types of seafood sold for the year ended December 31, 2020, representing 63.2% of our sales.

As of December 31, 2020, we sold our fish to over 60 distributors and retailers by acting as a wholesaler. We serve a wide customer base and four customers accounted for more than 10% of our sales for the year ended December 31, 2020.

Vessels

As of December 31, 2020, we owned 51 squid jigging vessels, 26 trawlers, 25 seine vessels, 13 drifters, 4 longline fishing vessels, and 3 transport vessels and had exclusive operating license rights to 20 seine vessels. Additionally, 1 new krill fishing vessel was in the building stage.

Among the 143 vessels, 80 were located in international waters, 12 were located in the Bay of Bengal in India, 13 were located in the PRC waters, 37 were located in the Arafura Sea in Indonesia and 1 new krill fishing vessel was in the building stage.  In the fourth quarter of 2020, 37 vessels in Indonesian waters, 13 vessels in PRC and 1 krill fishing vessel were impaired in the amount of $66,694,253 resulting in a net carrying value, after impairment, of $1,380,329 as of December 31, 2020. See Note 2 for discussion of Impairment of long-lived assets.

Business Strategy

We are committed to developing our business to become a global, integrated seafood company. We plan to enlarge our fishing fleet in the next few years through organic growth and acquisition opportunities of potential targets, domestically and abroad.

We are actively seeking opportunities to expand to other fishing grounds worldwide including North America, South America and the high seas, which will further diversify the fish types we harvest. We are also planning to expand our operations to fish processing and trading businesses.

Competition

As vessels with access to the pelagic fishing operations are restricted to a limited number, we believe that competition within our designated fishing areas is not significant.

Competition in the consumer market in China is high as fish compete with other sources of protein. We also compete with other fishing companies which offer similar and varied products. There is significant demand for fish in the Chinese market. Our catch appeals to a wide segment of consumers because of the low-price points of our products. We have generally been able to sell our catch at market prices.

Human Capital Resources

As of December 31, 2020, we had 1,998 employees. The following table sets forth the number of employees by function as of December 31, 2020:

	Number of Employees	% of Total
Management and administrative staff	55	2.8%
Crew members	1,943	97.2%
Total	1,998	100.0%

We believe that the success of a business is largely due to the quality of its employees and the development of each employee’s full potential. We encourage and support the development of our employees and, whenever possible, strive to fill vacancies from within. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. In addition to competitive base salaries and benefits, additional employee programs include paid time off, birthday gifts, benefits and gifts on International Women’s Day. We maintain a comprehensive training and development program for all of our crew members. Our program emphasizes, among other things, operating procedures and safety guides.

Throughout the course of the ongoing COVID-19 pandemic, we have been providing masks, sanitizers and applying contactless procedures to support the health and safety of our employees.

In 2020, we contracted six third-party labor companies to provide crew labor dispatching services. We pay the hiring costs based on the actual fees incurred on a monthly basis. Welfare and benefit payments for such personnel are covered by the companies supplying the crew members.

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

China Dredging, through its PRC Variable Interest Entity (“VIE”), Fujian Xinggang Port Service Co., Ltd (“Fujian Service”), provided specialized dredging services exclusively to the PRC marine infrastructure market and was, based on the number and capacity of the dredging vessels it operated, one of the leading independent (not state-owned) providers of such services in the PRC.

Merchant Supreme, through its PRC VIE, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd. (“Pingtan Fishing”) engages in ocean fishery with its fleet of self-owned vessels and vessels with exclusive operating license rights within the Indian Exclusive Economic Zone (“EEZ”) and Arafura Sea of Indonesia.

CGEI and CDGC entered into the Merger Agreement dated October 24, 2012, providing for the combination of CGEI and CDGC. CGEI also acquired all of the outstanding capital shares and other equity interests of Merchant Supreme as per the Share Purchase Agreement dated October 24, 2012. Following the completion of the business combination on February 25, 2013, CDGC and Merchant Supreme became wholly-owned subsidiaries of the Company (the “Business Combination”). The ordinary shares of the Company, par value $0.001 per share were listed on The NASDAQ Capital Market under the symbol “PME”.

In order to place increased focus on the fishing business and pursue more effective growth opportunities, we decided to exit and sell the specialized dredging services operated by China Dredging, and we completed the sale of CDGC and its subsidiaries on December 4, 2013.

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

The following diagram illustrates our corporate structure as of December 31, 2020:

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

ITEM 1A. RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in our 2020 Annual Report. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer. Below is a summary of the risk factors detailed in Item 1A. This summary does not address every aspect of our risks factors, all of the risks that we face, or other factors not presently known to us or that we currently believe are immaterial.

●	Our previous auditor, as a registered public accounting firm operating in the PRC, are not permitted to be inspected by the Public Company Accounting Oversight Board, and consequently investors may be deprived of the benefits of such inspections.

●	We face risks related to the novel coronavirus (COVID-19) pandemic that have, and are expected to continue to have, an adverse impact on our business, results of operations and financial condition.

●	Actions taken by government regulators or reports or allegations of illegal activity by us, related parties or those with which we conduct business could have a material adverse effect on our business and results of operations.

●	We will need additional financing in order to execute our business plan, which may not be available to us on commercially reasonable terms or at all.

●	Regulation of the fishing industry may have an adverse impact on our business.

●	The growth of our business depends on our ability to secure fishing licenses directly or through third parties.

●	We are dependent on affiliates and third parties for our operations.

●	We may not be able to effectively manage our growth, which may harm our profitability.

●	Our insurance coverage may be inadequate to cover losses that we may incur or to fully replace a significant loss of assets.

●	Earthquakes, tsunamis, adverse weather or oceanic conditions or other calamities may disrupt our operations and could adversely affect sales.

●	We may be affected by global climate change or by legal, regulatory or market responses to such changes.

●	A dramatic reduction in fish resources may adversely affect our business.

●	Changes in the policies of the PRC government impacting the fishing industry may adversely affect our business.

●	We have entered into certain pledge agreements pledging 35 fishing vessels as collateral to secure loans to related parties, Hong Long and Global Deep Ocean. The pledge has no beneficial purpose for us and we could lose our fishing vessels if Hong Long or Global Deep Ocean were to default on the loans, which could be detrimental for our operations.

●	Certain political and economic considerations relating to PRC could adversely affect us.

●	The recent nature and uncertain application of many PRC laws applicable to us create an uncertain environment for business operations and they could have a negative effect on us.

●	The political and economic policies of the PRC government could affect our businesses and results of operations.

●	The PRC legal system is evolving and has inherent uncertainties regarding interpretation and enforcement of PRC laws and regulations that could limit the legal protections available to you.

●	Our operations and assets in the PRC are subject to significant political and economic uncertainties.

●

The consummation of the acquisition by the Pingtan Fishing share purchase agreement and the reorganization plan carried out by Pingtan Fishing may require prior approval from MOFCOM or the CSRC, which may subject us to sanctions or adversely affect our business, results of operations, reputation and prospects.

●	If SAFE determines that its foreign exchange regulations concerning “round-trip” investment apply to our shareholding structure, a failure by our shareholders or beneficial owners to comply with these regulations may restrict our ability to distribute profits, restrict our overseas and cross-border investment activities or subject us to liability under PRC laws, which may materially and adversely affect our business and prospects.

●	We may be classified as a PRC “resident enterprise” under the PRC enterprise income tax law, which could result in unfavorable tax consequences for us and our shareholders and have a material adverse effect on our results of operations.

●	Due to various restrictions under PRC laws on the distribution of dividends by PRC operating companies or contractual provisions in future debt instruments, we may not be able to pay dividends to our shareholders.

●	It may be difficult for you to enforce your rights based on the United States federal securities laws against us and our officers and directors in the United States or to enforce foreign judgments or bring original actions in the PRC against us or our management.

●	Our employment practices may be adversely impacted under the labor contract law of the PRC.

●	Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Renminbi into foreign currencies and, if Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

●	Due to the defect in the state-owned equity interest transfer in Pingtan Fishing’s past, it, and we, may be subject to a determination of invalidity of such equity interest transfer and may be liable for the applicable administrative liability.

●	We may be subject to certain penalties due to Pingtan Fishing lacking various PRC certificates or licenses and our business may be affected by the failure to renew some such certificates or licenses.

●	Pingtan Fishing has not bought the required social insurance for some of its employees and may be the subject of fines by the relevant authority.

●	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from financing Pingtan Guansheng.

●	Shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the United States federal courts may be limited because we are incorporated under Cayman Islands law, we conduct substantially all of our operations in China and all of our directors and officers reside outside the United States.

●	Any failure by us to comply with such rules and requirements could negatively affect investor confidence in us and cause the value of our securities to decline.

●	Although our ordinary shares are currently listed on The NASDAQ Capital Market, there can be no assurance that we will be able to comply with the continued listing standards.

Risks Relating to Our Business

We could be adversely affected if proposed legislation is adopted regarding improved access to audit and other information and audit inspections of accounting firms, including registered public accounting firms operating in the PRC such as our auditor, or if Nasdaq’s proposals requiring additional criteria to companies operating in “restrictive markets” become effective.

Our auditor, Wei, Wei & Co., LLP (“WW”), the independent registered public accounting firm that issues the audit report included elsewhere in this report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is headquartered in New York City, New York, and has been inspected by the PCAOB on a regular basis with the last inspection in 2018. However, the recent developments would add uncertainties to our listing and trading on Nasdaq and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to our audit.

BDO China, our previous independent registered public accounting firm, is not inspected by the U.S. Public Company Accounting Oversight Board, or PCAOB, as described in “Item 1A. Risk Factors-Regulatory Risks-Our auditor, as a registered public accounting firm operating in the PRC, is not permitted to be inspected by the Public Company Accounting Oversight Board, and consequently investors may be deprived of the benefits of such inspections.” in our Annual Report. We are one of 283 companies named in PCAOB’s list of “Public Companies that are Audit Clients of PCAOB-Registered Firms from Non-U.S. Jurisdictions where the PCAOB is Denied Access to Conduct Inspections.”

On March 24, 2021, the U.S. Securities and Exchange Commission, or SEC, adopted interim final amendments to implement congressionally mandated submission and disclosure required of the U.S. Holding Foreign Companies Accountable Act. These interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K and other forms with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. The SEC will implement a process for identifying such a registrant and any such identified registrant will be required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction, and will also require disclosure in the registrant’s annual report regarding the audit arrangements of, and governmental influence on, such a registrant. This action is the latest in a series of recent proposed actions:

●	In December 2018 the SEC and the PCAOB issued a joint statement highlighting continued challenges faced by U.S. regulators in their oversight of financial statement audits of U.S.-listed reporting companies with significant operations in the PRC. In June 2019 a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress that, if passed, would have required the SEC to maintain a list of foreign reporting companies for which the PCAOB is not able to inspect or investigate an auditor report issued by a foreign public accounting firm. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges Act, also referred to as the EQUITABLE Act, would have prescribed increased disclosure requirements for these reporting companies and, beginning in 2025, provided for the delisting from U.S. stock exchanges of reporting companies included on the SEC’s list for three consecutive years.

●	In May 2020 the U.S. Senate approved a bill entitled the “Holding Foreign Companies Accountable Act,” which, if also approved by the U.S. House of Representatives, would allow the SEC to delist the stocks of foreign companies listed on US exchanges that are audited by firms not allowed to be inspected by the PCAOB.

●	In May 2020 Nasdaq requested approval by the SEC of proposals that would impact companies with businesses principally administered in jurisdictions defined as “restrictive markets,” which likely would encompass the PRC. These proposals contemplate, among other things, the application of more stringent listing criteria if a listed company’s auditor does not demonstrate a PCAOB inspection record (as is the case with our auditor), employee expertise and training, or geographic or other resources sufficient to perform the company’s audit satisfactorily. Examples of more stringent criteria that Nasdaq could apply include requiring: (a) higher levels of equity, assets, earnings or liquidity than are otherwise needed; (b) that any public offering to be underwritten on a firm commitment basis (involving more due diligence by the underwriter); and (c) the imposition of lock-up restrictions on directors and officers to allow market mechanisms to determine an appropriate price for shares before the insiders could sell. Alternatively, Nasdaq could deny continued listing to a company.

●	In April 2020, the SEC and the PCAOB issued a joint statement highlighting the significant disclosure, financial reporting and other risks associated with emerging market investments, including the PCAOB’s continued inability to inspect audit work papers of auditors in the PRC.

It remains unclear what the SEC’s implementation the process related to the March 2021 interim final amendments will entail or what further actions the SEC, the PCAOB or Nasdaq will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange. Any such actions could materially affect our operations and stock price, including by resulting in our being de-listed from Nasdaq or being required to engage a new audit firm, which would require significant expense and management time.

Our auditors, as registered public accounting firms operating in the PRC, is not permitted to be inspected by the Public Company Accounting Oversight Board, and consequently investors may be deprived of the benefits of such inspections.

BDO China Shu Lun Pan Certified Public Accountants LLP, or BDO China, is the independent registered public accounting firm that issued the audit report included in this report in connection with our consolidated financial statements as of, and for the years ended, December 31, 2019. Wei, Wei & Co, LLP, or WW, is the independent registered public accounting firm that issued the audit report included in this report in connection with our consolidated financial statements as of, and for the years ended, December 31, 2020. BDO China and WW, as auditors of companies that are traded publicly in the United States and registered with the PCAOB are required by the laws of the United States to undergo regular inspections by the PCAOB to assess compliance with the laws of the United States and applicable professional standards. BDO China and WW are located in the PRC. The PCAOB is currently unable to conduct inspections of auditors in the PRC without the approval of PRC authorities, and therefore BDO China and WW, like other independent registered public accounting firms operating in the PRC, is currently not inspected by the PCAOB.

In May 2013 the PCAOB announced that it had entered into a Memorandum of Understanding on Enforcement Cooperation with the China Securities Regulatory Commission and the Ministry of Finance of China pursuant to which the Ministry of Finance established a cooperative framework between the parties for the production and exchange of audit documents relevant to investigations in both the PRC and the United States. More specifically, the Memorandum of Understanding provides a mechanism for the parties to request and receive from each other assistance in obtaining documents and information in furtherance of their investigative duties. In addition, the PCAOB is engaged in continuing discussions with the China Securities Regulatory Commission and the Ministry of Finance to permit joint inspections in the PRC of audit firms that are registered with the PCAOB and to audit PRC companies whose securities are listed on U.S. stock exchanges. The PCAOB’s inspections of firms outside of the PRC have identified deficiencies in audit procedures and quality control procedures, and such deficiencies may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections of BDO China and WW with respect to its audit of our consolidated financial statements may make it more difficult for investors to evaluate BDO China and WW’s audit procedures and quality control procedures by depriving investors of potential benefits from improvements that could have been facilitated by PCAOB inspections.

We face risks related to the novel coronavirus (COVID-19) pandemic that has, and is expected to continue to have, an adverse impact on our business, results of operations and financial condition.

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

The pandemic has had, and continues to have an adverse impact on our customers. Some of our customers are fish processing plants that export processed fish products to foreign countries. These customers were more likely to reduce or postpone their purchases from us in the initial stage of the pandemic and have now started adjusting their business strategies in relation to exportation or domestic sale. This change in strategy has caused a decrease in our unit selling price, an increase of inventory and our accounts receivable not being timely paid as anticipated. If the economic effects caused by the pandemic continue or increase in the PRC, overall customer demand may continue to decrease, which could have an adverse effect on our business, results of operations and financial condition.

Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. Maintaining strong liquidity has been and will continue to be a priority for us during the current economic disruption. From January to September 2021, we received $44.4 million from short-term bank loan, $77.2 million from long-term bank loan, and $19.0 million from government subsidy, with the majority of the bank loan received are for funding working capital. In the same period, we repaid $84.8 bank loans. Hence we believe we have enough resources to operate for at least the next 12 months.

We anticipate that our results of operations will continue to be impacted by this pandemic in 2021. However, the extent of the impact on our financial condition and results of operations is still highly uncertain and will depend on future developments, such as the ultimate duration and scope of the pandemic, its continuing impact on our customers, how quickly normal economic conditions, operations, and the demand for our products can resume and whether the pandemic leads to recessionary conditions in the PRC, the United States or globally. We may continue to experience the effects of the pandemic even after it has waned, and our business, results of operations and financial condition could continue to be affected.

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

The products and raw materials we use may experience price volatility caused by events such as market fluctuations, weather conditions or changes in governmental programs. Raw materials consist primarily of bait, including sardines, anchovies, mackerel and other small fish. The market price of these raw materials may also experience significant upward adjustment, if, for instance, there is a material under-supply or over-demand in the market. These price changes may ultimately result in increases the cost of our raw materials and in the selling prices of products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy is to expand our business. If we fail to effectively manage this growth, our financial results could be adversely affected. Growth may place a strain on management systems and resources, including business development capabilities, systems and processes and access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. In connection with our fishing business, we may not be able to:

●	meet capital needs;

●	expand systems effectively or efficiently, or in a timely manner;

●	allocate human resources optimally;

●	identify and hire qualified employees or retain valued employees; or

●	Effectively incorporate the components of any business that may be acquired in our effort to achieve growth.

If we are unable to manage growth, our operations and financial results could be adversely affected by inefficiency, which could diminish our profitability.

Our business requires talented personnel who we may not be able to attract and retain.

We depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting the business of the Company. We have a small management team, and the loss of a key individual or inability to attract suitably qualified staff could materially adversely impact our fishing business.

The key personnel of our fishing business are Mr. Dong Wang, general coordinator of the shipping department, Mr. Qing Lin, assistant of the chairperson of the board of directors, Mr. Longhao Zhuo, chief supervisor of the sales department and an immediate family member of our Chairman and Chief Executive Officer, who is mainly responsible for the wholesale and fresh sea food retail business. Mr. Lin assists the Chairman in dealing with daily operating matters, such as developing business plans and managing and supervising related projects.

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

Our involvement in the fishing industry may result in liability for pollution, property damage, personal injury or other hazards. Although we believe we have obtained insurance in accordance with PRC industry standards to address such risks, such insurance has limitations on liability and/or deductible amounts that may not be sufficient to cover the full extent of such liabilities or losses. In addition, such risks may not, in all circumstances, be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons. The payment of such uninsured liabilities would reduce the funds available to us. If we suffer a significant event or an occurrence that is not fully insured, or if the insurer of such event is not solvent, we could be required to divert funds from capital investment or other uses towards covering any liability or loss for such events.

Earthquakes, tsunamis, adverse weather or oceanic conditions or other calamities may disrupt our operations and could adversely affect sales.

We utilize cold storages facilities located in MaWei in the Fujian province on the southeast coast of China. Due to the location of our business, it may be at risk of earthquake or other adverse weather or oceanic conditions. This may result in the breakdown of facilities, such as our cold storage facilities, which could lead to deterioration of products with the potential for spoilage. This could also adversely affect the ability to fulfill sales orders and, accordingly, adversely affect profitability. Adverse weather conditions affecting the fishing grounds where our fishing vessels operate, such as storms, cyclones and typhoons, or cataclysmic events such as tsunamis, may also decrease the volume of fish catches or hamper fishing operations. Our operations may also be adversely affected by major climatic disruptions such as El Nino which in the past has caused significant decreases in seafood catches worldwide.

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

We may be subject to various governmental regulations in foreign countries. These regulations may change depending on prevailing political or economic conditions. In order to comply with these regulations, we believe that we may be required to obtain permits for our vessels and fishing operations and file reports concerning our operations. These regulations affect how we carry on our business, and in order to comply with them, we may incur increased costs and delay certain activities pending receipt of requisite permits and approvals. If we fail to comply with applicable regulations and requirements, we may become subject to enforcement actions, including orders issued by regulatory or judicial authorities requiring us to cease or curtail our operations, or take corrective measures involving capital expenditures, installation of additional equipment or remedial actions. We may be required to compensate third parties for loss or damage suffered by reason of our activities and may face civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing our operations and activities could affect us in a materially adverse way and could force us to increase expenditures or abandon or delay certain of our fishing operations.

We have entered into certain agreements pledging 35 fishing vessels as collateral to secure loans to related parties, Hong Long and Global Deep Ocean. The pledge has no beneficial purpose for us and we could lose our fishing vessels if Hong Long or Global Deep Ocean were to default on the loans, which could be detrimental for our operations.

In December 2015, we entered into a pledge contract with the Export Import Bank of China pursuant to which we pledged 12 fishing vessels with carrying amounts of approximately $3,622,000, as collateral to secure Hong Long’s $1,380,000 in long-term loans from the financial institution, which are due on November 28, 2021. In December 2019, we entered into another pledge contract with the Fujian Haixia Bank pursuant to which we pledged 1 fishing vessels with carrying amounts of approximately $6,500,000, as collateral to secure Hong Long’s $15,300,000 in short-term loans from the financial institution, which are due on December 31, 2021.

In March 2018, we entered into a pledge contract with the Export Import Bank of China pursuant to which we pledged 11 fishing vessels with carrying amounts of approximately $384,000, as collateral to secure Global Deep Ocean’s $16,900,000 in long-term loans from the financial institution, which are due on September 21, 2025. In September 2020, we entered into a pledge contract with the Export Import Bank of China pursuant to which we pledged 11 fishing vessels with carrying amounts of approximately $19,900,000, as collateral to secure Global Deep Ocean’s $76,600,000 in long-term loans from the financial institution, which are due on March 8, 2022.

Consequently, if Hong Long or Global Deep Ocean was to default on the loans, we would lose the vessels, it could be detrimental to our operations. As of December 31, 2020, we have assessed our risk of loss on the default on the loans to be remote.

Risks Relating to Doing Business in the PRC

Certain political and economic considerations relating to PRC could adversely affect us.

The PRC is evolving from a planned economy to a market economy. The Chinese government has confirmed that economic development will follow a model of a market economy under socialism. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans adopted by the government that set down national economic development goals. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms are unprecedented or experimental for the PRC government and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or our business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, which we may not be able to foresee, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the rate or method of taxation, and imposition of additional restrictions on currency conversion.

The recent nature and uncertain application of many PRC laws applicable to us create an uncertain environment for business operations and they could have a negative effect on us.

The PRC legal system is a civil law system. Unlike the common law system, such as the legal system used in the United States, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

The political and economic policies of the PRC government could affect our businesses and results of operations.

The economy of the PRC differs from the economies of most developed countries in a number of respects, including the degree of government involvement, control of capital investment, and the overall level of development. Before its adoption of reform and “open up” policies in 1978, China was primarily a planned economy. In recent years, the PRC government has been reforming the PRC economic system and the government structure. These reforms have resulted in significant economic growth and social progress. Economic reform measures, however, may be adjusted, modified or applied inconsistently from industry to industry or across different regions of the country. As a result, we may not continue to benefit from all, or any, of these measures. In addition, we cannot be predicted whether changes in the PRC’s political, economic and social conditions, laws, regulations and policies will have any adverse effect on our business, financial condition and results of operations.

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

Our founder and controlling shareholder, Mr. Xinrong Zhuo, obtained his Hong Kong identity card in 2005 and surrendered his PRC identity card subsequently thereto. SAFE Circular No. 75 provides that individuals without PRC identities that habitually reside in mainland China for the sake of economic interest should be considered PRC residents, who are required to register their direct or indirect investments in offshore SPVs with the local branch of SAFE. SAFE Circular No. 75 further provides that individuals who have their permanent domicile in mainland China and have been permanently residing in mainland China after temporary departure should be considered PRC residents, no matter whether they have a PRC identity or not. Although he leaves the PRC from time to time and maintains his Hong Kong identity card, Mr. Xinrong Zhuo has been residing in mainland China for most of the time since the SAFE Circular No. 75 became effective. Accordingly, it is possible that PRC authorities may consider Mr. Zhuo to be a PRC resident. As of the date of this 10-K submission, Mr. Zhuo has not made registrations or filings according to SAFE Circular No. 75. Due to uncertainty over how SAFE Circular No. 75 will be interpreted and implemented, we cannot predict how SAFE Circular No. 75 will affect our business operations or future strategies following the business combination. If SAFE Circular No. 75 is determined to apply to us or any of our PRC resident shareholders, none of whom to our knowledge has made registrations or filings according to SAFE Circular No. 75, a failure by any such shareholders or beneficial owners to comply with SAFE Circular No. 75 may subject the relevant shareholders or beneficial owners to penalties under PRC foreign exchange administrative regulations, and may subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure and capital inflow from the offshore entity, which would have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, we may not be informed of the identities of our beneficial owners and our Chinese resident beneficial owners, if any, may not comply with SAFE Circular No. 75. The failure or inability of our beneficial owners who are PRC citizens, residents or entities to make or amend any required registrations may subject these PRC residents or our PRC subsidiary to fines and legal sanctions, and may also limit our ability to contribute additional capital into our PRC subsidiary and limit our PRC subsidiary’s ability to make distributions or pay dividends to us, as a result of which our business operations and our ability to distribute profits to our shareholders may be materially and adversely affected.

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

Under the Enterprise Income Tax Law of the PRC, or the EIT Law, dividends, interest, rents, royalties and gains on transfers of property payable by a foreign-invested enterprise in China to its foreign investor who is a non-resident enterprise will be subject to a 10% withholding tax, unless such non-resident enterprise’s jurisdiction of incorporation has a tax treaty with China that provides for a reduced rate of withholding tax. Under the arrangement for avoidance of double taxation between mainland China and Hong Kong, the effective withholding tax applicable to a Hong Kong non-resident company is 5% if it directly owns no less than a 25% stake in the Chinese foreign-invested enterprise.

Under the EIT Law, an enterprise established outside China with its “de facto management body” within China is considered a “resident enterprise” in China and is subject to the Chinese enterprise income tax at the rate of 25% on its worldwide income. We may be deemed to be a PRC resident enterprise under the EIT Law and be subject to the PRC enterprise income tax at the rate of 25% on its worldwide income. If the Chinese tax authorities determine that we should be classified as a resident enterprise, foreign securities holders will be subject to a 10% withholding tax on dividends payable by us and subject to income tax upon gains on the sale of securities under the EIT Law.

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

Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the economic value from the operations of our PRC subsidiaries through contractual or dividend arrangements, we may be unable to pay dividends on our ordinary shares.

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

The PRC National People’s Congress promulgated the Labor Contract Law, which became effective on January 1, 2008. Compared to previous labor laws, the Labor Contract Law provides stronger protection for employees and imposes more obligations on employers. According to the Labor Contract Law, employers have the obligation to enter into written labor contracts with employees to specify the key terms of the employment relationship. The law also stipulates, among other things, (i) that all written labor contracts shall contain certain requisite terms; (ii) that the length of trial employment periods must be in proportion to the terms of the relevant labor contracts, which in any event may not be longer than six months; (iii) that in certain circumstances, a labor contract is deemed to be without a fixed term and thus an employee can only be terminated with cause; and (iv) that there are certain restrictions on the circumstances under which employers may terminate labor contracts as well as the economic compensation to employees upon termination of the employee’s employment.

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

In addition, if we decide to significantly change or downsize our workforce, the Labor Contract Law could restrict our ability to terminate employee contracts and adversely affect our ability to make such changes to our work force in a manner that is most favorable to our business or in a timely and cost-effective manner, which in turn may materially and adversely affect our financial condition and results of operations. If we are subject to severe penalties or incur significant legal fees in connection with labor law disputes or investigations, our business, financial condition and results of operations may be adversely affected.

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

Our reporting currency is the U.S. dollar and our operations in the PRC use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Renminbi. Accordingly, we are subject to the effects of exchange rate fluctuations with respect to the Renminbi. For example, the value of the Renminbi depends to a large extent on PRC government policies and the PRC’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, in July 2005, the PRC government changed its policy of pegging the value of Renminbi to the U.S. dollar. Under the new policy, Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Renminbi appreciated more than 20% against the U.S. dollar in the following three years. Since July 2008, however, the Renminbi has traded within a narrow range against the U.S. dollar. As a consequence, the Renminbi has fluctuated significantly since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. On June 19, 2010, the People’s Bank of China, or the PBOC, announced that the PRC government would further reform the Renminbi exchange rate regime and increase the flexibility of the exchange rate. It is difficult to predict how this new policy may impact the Renminbi exchange in the long run and the Renminbi may not be stable against the U.S. dollar or any other foreign currency.

The statements of operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenue, operating expenses and net income (loss) of our operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income (loss) of operations. We are exposed, to foreign exchange rate fluctuations in converting the financial statements of foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). In addition, if we have, assets or liabilities that are denominated in currencies other than the relevant entity’s functional currency, changes in the functional currency value of these assets and liabilities would create fluctuations that lead to a transaction gain or loss. Although our major operations are conducted overseas, our sales are conducted in the PRC and in RMB, which is our functional currency. The average exchange rate used in translating the results of operations and cash flows for the years ended December 31, 2020 and 2019 from RMB to U.S. dollars was 6.8976 and 6.8985, respectively, which represented a 0.01% appreciation from 2019 to 2020 in the value of the RMB against the U.S. dollar. The average exchange rate used in translating the results of operations and cash flows for the years ended December 31, 2019 and 2018 from RMB to U.S. dollars was 6.8985 and 6.6174, respectively, which represented 4.25% depreciation from 2018 to 2019 in the value of the RMB against the U.S. dollar. We have not entered into agreements or purchased instruments to hedge exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge such exchange rate risks.

Although PRC governmental policies were introduced in 1996 to allow the convertibility of Renminbi into foreign currencies for current account items, conversion of Renminbi into foreign currencies for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE, which is under the authority of the PBOC. These approvals, however, do not guarantee the availability of foreign currency conversion. We may not be able to obtain all required conversion approvals for our operations and PRC regulatory authorities may impose greater restrictions on the convertibility of Renminbi. Because we expect a significant amount of our revenue to continue to be in the form of Renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of the PRC, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations.

Due to historical defects in its capital contributions of Pingtan Fishing, we may be subject to administrative liability.

The current PRC Companies Law provides that shareholders must make the full amount of capital contribution subscribed to by such shareholder under the articles of association of the company. The form of capital contribution may be currency or non-currency property, such as property, intellectual property rights and land-use rights that can be evaluated in the form of currency and transferred in accordance with the applicable law. Under the PRC Companies Law, the non-currency property to be contributed as capital shall undergo an asset valuation and verification, and shall not be overvalued or undervalued. The property rights of such non-currency property shall be transferred in accordance with legally prescribed procedures. If a company obtains its company registration in violation of the PRC Companies Law by making false statements of registered capital, submitting false certificates or by concealing material facts through other fraudulent means, the company shall be ordered to make rectification. In the event false statements regarding registered capital were made, the company shall also be fined no less than five percent but no more than fifteen percent of the amount of registered capital falsely stated. Further, a company submitting false certificates or concealing material facts may be fined no less than RMB 50,000 but no more than RMB 500,000.

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

The local government authority for company registration has confirmed that since its establishment, no information record has been found regarding the violation of the applicable governmental company management laws by Pingtan Fishing. However, due to the lack of certain documents in the registration record of Pingtan Fishing, if the applicable company registration authority determines that Pingtan Fishing has had one or more deficiencies in its historical capital contributions, we may be subject to the fines.

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

On December 10, 2004, Fujian Yihai Investment Co., Ltd and Chen Cheng obtained all the equity interest in Pingtan Fishing by an equity interest transfer from the former shareholders, or the 2004 Equity Transfer, including Pingtan State-owned Co., and the registered capital of Pingtan Fishing increased to RMB 25,000,000. A state-owned asset transfer was involved in the equity interest transfer, as Pingtan State-owned Co. is a state-owned company. According to State-owned Assets Regulations, such equity interest transfer should be determined by the Fuzhou municipal state-owned asset supervising authority and approved by the Fuzhou Municipal Government. However, the applicable approval was not obtained at the time of the 2004 Equity Transfer, which was only approved by Pingtan County Government. According to 1999 PRC Contract Law, a contract shall be null and void under any of the following circumstances: (1) a contract is concluded through the use of fraud or coercion by one party to damage the interests of the state; (2) malicious collusion is conducted to damage the interests of the state, a collective or a third party; (3) an illegitimate purpose is concealed, under the guise of legitimate acts; (4) public interests are damaged; or (5) a violation the compulsory provisions of the laws and administrative regulations. Currently, none of the violations described above have been found with regard to the equity transfer contract for the 2004 Equity Transfer. Given that the 2004 Equity Transfer has been confirmed by the Pingtan Government, Pingtan Fishing believes that it is unlikely that the transfer will be determined to be invalid. However, the government authority may reach a different conclusion and we may face an order of rectification, which would be time consuming and our business operations may be adversely affected.

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

The PRC is a member of 1973 International Pollution Prevention Convention, amended in 1978. According to the provisions of such convention and relevant PRC laws and regulations, the vessels owned by Pingtan Fishing should have Sewage Pollution Prevention Certificates. We may be subject to a fine of up to RMB 200,000 once our vessels enter into PRC territorial seas due to lacking the certificate and relevant facilities for pollution prevention.

According to the PRC Fishery Management Regulation promulgated by PRC Ministry of Agriculture in April 2003, in the event that an enterprise has not obtained a valid inspection certificate or any other applicable certificates, such company may be subject to penalties imposed by applicable governmental authorities. Further, an enterprise carrying out its ocean fishery business without the approval of the MARA may be subject to penalties imposed by applicable governmental authority pursuant to applicable laws and regulations. The most serious penalty is permanent suspension of its fishing business operation.

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

The PRC Social Insurance Law provides that the employers should apply for the social insurance registration to the social insurance authority for their employees within thirty days from the employment date. The employees should have the basic endowment insurance, basic medical insurance, work-related injury insurance, unemployment insurance and applicable maternity insurance for its employees. The premium of work-related injury insurance and maternity insurance should be paid by the employers and the premium of the other three kinds of insurance should be paid by the employees and employers jointly. Employers who have not managed the application of social insurance registration in time may be ordered by the social insurance authority to make the rectification and may be fined twice or triple the unpaid premium for any delay in such rectification. Employers who have not paid the premium of applicable social insurance for their employees should be ordered to make the payment in time and be charged an overdue fine in the amount of 5/10,000 per day of the unpaid premium from the due date, and, if they have not paid in time as required by such order, may be fined for an amount of twice to triple the unpaid premium. Further, employers have the obligations to withhold the premium of endowment insurance, medical insurance and unemployment insurance and for their employees, and should be charged 5/10,000 per day of the overdue withholding premium by the social insurance authority. Due to this lack of insurance, we may be subject to the overdue payment and fines and in turn our financial condition and results of operations may be adversely affected. We are actively endeavoring to purchase the social insurance for these employees and taking other remedial action. However, such actions may not be completed on a timely basis, or at all, and may not avoid fines or other penalties. As of December 31, 2020, there had been no fines nor penalties requested by the social insurance authority. Per our estimation, approximately US$703,000 for social insurance has been accrued as of December 31, 2020.

We may be subject to fines for the violation of Fishing Management Regulations.

PRC laws set forth rigorous standards to the amount and qualification of the seamen serving on vessels. The applicable laws include, among other things, the 1983 PRC Navigation Safety Act, Provisions for Administration of Pelagic Fishery which was promulgated by MARA on April 14, 2003, the PRC Seamen Regulations which was promulgated by State Council on March 28, 2007, Fishing Port Navigation Safety Management Regulations which was promulgated by State Council on May 5, 1989, and Provisions of the PRC on Marine and Maritime Administrative Penalty which was promulgated by Ministry of Communications on July 10, 2003. All these laws and regulations, collectively referred to as the Fishing Management Regulations, provide that the vessels should be equipped with qualified seamen, in a number required by the standard criteria to ensure the safety of such vessels and the seamen in Pingtan Fishing’s vessels should be trained by the professional training institution permitted by MARA and hold a Professional Sailor Certificate and the Professional Training Qualification. Further, the owners of the Pingtan Fishing’s enterprises must apply for a Seafarer’s Passport for the seamen on their vessels and the seamen in the voyage or assisting with marine engine work must have a Certificate of Competence. The owner or operator of the vessel may be ordered to rectify the failure to equip vessels with qualified seaman according to the standard quota to ensure the vessels’ safety. Should there be any related gains, the owner or operator of the vessel is subject to a fine of less than three times of the related gains and up to RMB 30,000 for such violation or for the seamen on such vessels lacking valid Certificates of Competence.

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

Under the Administrative Regulation on Housing Provident Fund, an employer must make a housing fund payment, deposit registration upon its establishment and pay the housing fund for and on behalf of its employees at a percentage between 5% and 12% of the respective employee’s monthly average wage of the preceding year. If an employer fails to make the housing fund payment and deposit registration, the housing fund administration authority may order it to complete the registration within a time limit or be assessed a fine of RMB 10,000 to RMB 50,000. Due to inconsistent implementation and interpretation by local authorities in the PRC and different levels of acceptance of the social security system by employees, Pingtan Fishing has not made sufficient housing fund payment and deposit registration or paid the housing fund for and on behalf of its employees. In the future, we may be required to make housing fund payments, for both late fees and fines for non-compliance. For 2020, the amount of housing fund payment is estimated to be approximately US$1,110,000.

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

On August 29, 2008, SAFE promulgated the Circular on Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign Invested Enterprises, or SAFE Circular 142. SAFE Circular 142 provides that any Renminbi capital converted from registered capital in foreign currency of a foreign invested enterprise may only be used for purposes within the business scope approved by PRC governmental authority and such Renminbi capital may not be used for equity investments within the PRC unless otherwise permitted by the PRC law. In addition, SAFE strengthened its oversight of the flow and use of the Renminbi capital converted from registered capital in foreign currency of a foreign invested enterprise. The use of such Renminbi capital may not be changed without SAFE approval, and such Renminbi capital may not in any case be used to repay Renminbi loans if the proceeds of such loans have not been utilized. Any violation of SAFE Circular 142 could result in severe monetary or other penalties. As a result, after the consummation of the business combination, we will be required to apply Renminbi funds converted within the business scope of Pingtan Guansheng. SAFE Circular 142 significantly limits our ability to transfer the net proceeds from us prior or any future offering of additional equity securities to Pingtan Guansheng or invest in or acquire any other companies in the PRC. On November 19, 2010, SAFE promulgated the Circular on the Policy of further Improvement and Adjustment of the Administration of the Direct Investment by Foreign Currency, or SAFE Circular 59, requiring SAFE to closely examine the authenticity of settlement of net proceeds from offshore offerings. In particular, it is specifically required that any net proceed settled from offshore offerings shall be applied in the manner described in the offering documents. On November 9, 2011, SAFE promulgated the Notice on Relevant Issues Concerning Further Defining and Managing Part of the Foreign Currency Business in Capital Projects, or SAFE Circular 45. SAFE Circular 45 further provides that a foreign-investment enterprise should not use the Renminbi capital converted from registered capital in foreign currency in the equity investment. Due to the fact that the business scope of Pingtan Guansheng does not include equity investment, according to the aforementioned regulations, Pingtan Guansheng may not use Renminbi converted from foreign currency-denominated capital for purposes of an equity investment, and it must use such capital within its business scope, such as the sales of aquatic products or import and export of various commodities and technologies. Therefore, SAFE Circulars 142, 59 and 45 may significantly limit our ability to convert, transfer and use the net proceeds from our prior or any future offering of equity securities in China, which may adversely affect our business, financial condition and results of operations.

Risks Relating to Our Securities

Our corporate actions are substantially controlled by our officers, directors and principal shareholders and their affiliated entities.

Our controlling shareholder and Chairman and CEO, Mr. Xinrong Zhuo, owns approximately 57.3% of our issued and outstanding shares. He would control matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions, and he may not act in the best interests of minority shareholders. This concentration of ownership may also discourage, delay or prevent a change in control of us, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our Company. These actions may be taken even if they are opposed by our other shareholders.

Our management has determined that the Company’s disclosure control and procedures and internal control over financial reporting were not effective at fiscal year-end.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required under Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting. Our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. However, management believes that despite our material weakness, our consolidated financial statements for the year ended December 31, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP. See “Item 9A. Controls and Procedures.

The material weakness that we identified related to failing to maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of US GAAP commensurate with our financial reporting requirements. We are actively engaged in remediation activities designed to address the material weakness, but our remediation efforts are not complete and are ongoing. We are in the process of performing an assessment of our financial organization to determine the sufficiency of resources with the appropriate level of knowledge, experience and training commensurate with our internal controls and executing any recommendations arising from the assessment; evaluating the need for the establishment of effective internal audit functions including the consideration of outsourcing the function to an outside party; expanding our accounting staff through actively recruiting for open positions and anticipate hiring additional qualified accounting and financial reporting personnel in 2021; and re-training our current accounting staff regarding risks, controls and maintaining adequate evidence. See “Item 9A. Controls and Procedures.”

Until we are able to remediate the material weaknesses identified above, such material weaknesses may materially and adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we review and evaluate our internal control systems to allow management to report on the effectiveness of our disclosure controls and procedures and the sufficiency of our internal control over financial reporting, we cannot assure you that we will not discover additional weaknesses in the future or that any corrective actions taken to remediate issues identified during the course of an assessment will be effective. Any such additional weaknesses or failure to remediate any existing weaknesses could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements. This could in turn result in the loss of investor confidence in the reliability of our financial statements and negatively impact the trading price of our stock. Furthermore, we have incurred and may need to incur additional costs and use additional management and other resources in an effort to comply with Section 404 of the Sarbanes-Oxley Act and other requirements going forward.

Shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the United States federal courts may be limited because we are incorporated under Cayman Islands law, we conduct substantially all of our operations in China and most of our directors and officers reside outside the United States.

We are incorporated in the Cayman Islands and conduct substantially all of our operations in China through our PRC subsidiaries. Most of our directors and officers reside outside the United States and a substantial portion of their assets are located outside of the United States. As a result, it may be difficult or impossible for our shareholders to bring an action against us or these individuals in the Cayman Islands or in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if shareholders are successful in bringing an action of this kind, the laws of the Cayman Islands and of China may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

Compliance with rules and requirements applicable to public companies will cause us to incur additional costs, and any failure by us to comply with such rules and requirements could negatively affect investor confidence in us and cause the value of our securities to decline.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC, has required changes in the corporate governance practices of public companies. We expect these rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. Complying with these rules and requirements may be especially difficult and costly for us because it may have difficulty locating sufficient personnel in China with experience and expertise relating to U.S. GAAP and United States public company reporting requirements, and such personnel may command high salaries. If we cannot employ sufficient personnel to ensure compliance with these rules and regulations, we may need to rely more on outside legal, accounting and financial experts, which may be very costly.

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

Our ordinary shares are currently listed for trading on the NASDAQ Capital Market under the symbol “PME”. The NASDAQ Capital Market may delist our ordinary shares from trading on its exchange for failure to meet the continued listing standards. As previously disclosed, the Company received delinquency notification letters from NASDAQ on April 15, 2021, May 25, 2021, and August 23, 2021 indicating that the Company is delinquent in filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and its Quarterly Reports on Form 10-Q for the periods ended March 31, 2021 and June 30, 2021. The Company disclosed the receipt of these notification letters in its Current Reports on Form 8-K filed with the SEC on May 28, 2021, April 19, 2021 and August 26, 2021.

Additionally, on June 30, 2021 the Company received a notice from NASDAQ notifying the Company that the bid price for the Company’s ordinary shares for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Listing Rule 5550(a)(2). The Company disclosed the receipt of this bid price notification letter in its Current Report on Form 8-K filed with the SEC on July 2, 2021. The Company continues to work with NASDAQ to regain compliance with the continued listing standards by December 27, 2021.

If our ordinary shares were delisted from the NASDAQ Capital Market, we and our shareholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our ordinary shares;

●	a determination that our ordinary shares are a “penny stock” would require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 18-19/F, Zhongshan Building A, No. 154 Hudong Road, Fuzhou, PRC. On July 31, 2012, we entered into an office lease agreement with Ping Lin, the wife of Xinrong Zhuo, the Company’s Chairman and Chief Executive Officer, for approximately 100 square meters of space. Annual lease payments were approximately US$12,200 in 2020.

On January 1, 2015, we entered into a service agreement with Hai Yi Shipping Limited, an affiliate company domiciled in Hong Kong, that provided the Company the use of premises of approximately 194 square meters located at Suites 5201-3, 52/F, The Center, 99 Queen’s Road Central, Central, Hong Kong as office, and clerical and administrative support and consultation services. On January 1, 2018, the Service Agreement was renewed to February 28, 2018 under the same conditions. On March 1, 2018, the Company entered into a lease agreement directly with the landlord under the same conditions that expires on February 28, 2021.We incurred and paid approximately US$462,000 in 2020.

We lease secured several cold storages facilities located in one of the PRC’s largest seafood trading centers, the MaWei seafood market. The monthly rent for the cold storage is RMB70 (US$10) to RMB55 (US$8) per square meter and the leases are renewable annually. The following table sets forth information regarding the cold storages we currently rent as of December 31, 2020:

Monthly
Cold Storage	rent (US$)
Fuxin#203	$10,605
Jingfu#201-202	14,353
Jingfu#203-204	14,353
Jingfu#303-304	14,353
Jingfu#403-404	14,353
Jingfu#501-502	14,353
Jingfu#601-602	14,353
Jingfu#603-604	14,353
Jingfu#701-702	14,353
Jingfu#703-704	14,353
Total	$139,782

We believe that our current offices and facilities are adequate to meet our needs, and that additional facilities will be available for lease, if necessary, to meet our future needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Currently, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition. See Note 15 for discussion of commitments and contingencies.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares are listed on the NASDAQ Capital Market under the symbol “PME.”

Holders of Record

On October 11, 2021, the closing sale price of our shares of ordinary shares was US$0.68 per share and there were 86,928,378 ordinary shares. On that date, our ordinary shares were held by approximately 200 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

There were no dividends declared and paid during 2020 and 2019. For the first three quarters during 2018, we declared and paid cash dividends of US$0.01 per ordinary share outstanding. We can pay dividends only out of our profits or other distributable reserves and dividends or distributions will only be paid or made if we are able to pay our debts as they fall due in the ordinary course of business. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, operating results, current and anticipated cash needs and regulations governing dividend distributions by wholly foreign owned enterprises in China.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this annual report, we have no equity compensations plans for any of our employees, directors and consultants.

Purchases of Equity Securities

During the quarter ended December 31, 2020, we did not purchase any of our equity securities, nor did any person or entity purchase any of our equity securities on our behalf.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

ITEM 6. SELECTED FINANCIAL DATA

Reserved.

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

In April 2018, 27 vessels received approval from the MARA to operate in international waters after the completion of modification and rebuilding projects. The 27 fishing vessels were modified and rebuilt into 20 squid jigging vessels and 7 light luring seine vessels and have been deployed to sea for operation in late 2018 and early 2019.

In 2019, the Company had 30 fishing vessels that received approval from the MARA to operate in international waters after completion of modification and rebuilding. The 30 vessels were rebuilt and modified into 15 squid jigging vessels and 15 seine vessels. The renovation of the 30 vessels was completed in 2019 and these vessels were deployed to international waters for operation.

In 2020, the Company had 11 fishing vessels that received approval from the MARA to operate in international waters after completion of modification and rebuilding. The 11 vessels were rebuilt and modified into 10 squid jigging vessels and 1 refrigerated transport vessel. The renovation of the 11 vessels was completed in 2020 and these vessels were deployed to international waters for operation.

In 2020, 20 more vessels also received approval from MARA to operate in international waters after the completion of modification and rebuilding projects. The 20 vessels were going to be modified and rebuilt into 20 seine vessels.

As of December 31, 2020, we owned 51 squid jigging vessels, 26 trawlers, 25 seine vessels, 13 drifters, 4 longline fishing vessels, and 3 transport vessels and had exclusive operating license rights to 20 seine vessels. Additionally, 1 new krill fishing vessel was in the building stage.

Among the 143 vessels, 80 were located in international waters, 12 were located in the Bay of Bengal in India, 13 were located in the PRC, 37 were located in the Arafura Sea in Indonesia and 1 new krill fishing vessel was in the building stage. In the fourth quarter of 2020, 37 vessels in Indonesian waters, 13 vessels in PRC and 1 krill fishing vessel were recognized an impairment loss of $66,694,253. See Note 2 for discussion of Impairment of long-lived assets.

We catch nearly 30 different species of fish, including squid, ribbon fish, croaker fish and cuttle fish. All of our catch is shipped back to the PRC. We arrange chartered transportation ships to deliver frozen stocks to cold storage warehouses located in one of the PRC’s largest seafood trading centers, the Mawei Seafood Market in Fujian Province.

We derive our revenue primarily from the sale of frozen seafood products. We sell our products directly to customers, including seafood processors, distributors, restaurant owners and exporters. Most of our customers have long-term, cooperative relationships with us. Our existing customers also introduce new customers to us from time to time. In July 2017, we started strategic cooperation with an e-commerce platform to sell our fish products directly to consumers online, which is not a significant portion of our revenues. Based on past experience, demand for seafood products is the highest from December to January, during the Chinese New Year. We believe that our profitability and growth are dependent on our ability to deploy our vessels to new fishing grounds and our ability to expand our customer base.

Revenue by territory

Our customers are from the following PRC territories:

	Year Ended December 31,
	2020	2019	2018
Fujian province	68%	66%	58%
Shandong province	24%	28%	15%
Zhejiang province	7%	4%	3%
Guangdong province	0%	1%	24%
Other areas	1%	1%	0%
Total	100%	100%	100%

Significant factors affecting our results of operations

●

COVID-19 pandemic: In December 2019, a novel strain of coronavirus (COVID-19) surfaced in the PRC. In reaction to this outbreak, many provinces and municipalities in the PRC activated the highest Level-I Response to the emergency public health incident. As a result, business activities in the PRC were significantly affected.

Emergency quarantine measures and travel restrictions have had a significant impact on many sectors across the PRC, which has also adversely affected our operations. To reduce the impact on our production and operation, we implemented certain safety measures to allow us to gradually resume work in mid-February. For the employees who left Fuzhou during the Spring Festival holiday and could not return to Fuzhou as scheduled, or those who could only resume work after satisfying the 14-day quarantine requirement, we provided paid leave. Since resuming work in mid-February, we have been using a shift system and adopted additional health and safety procedures to protect our employees. With these measures, we were able to maintain sales and operations from mid-February to mid-March. On March 23, 2020, we resumed normal operations and have been conducting business as usual with health and safety procedures to protect employees. Management is focused on mitigating the effects of COVID-19 on our business operations while protecting the employees’ health and safety. We will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and other stakeholders.

Some of our customers are fish processing plants that export processed fish products to foreign countries. These customers reduced or postponed their purchases from us in the initial stage of the pandemic, but since the middle of the second quarter of 2020, they have adjusted their business strategies in relation to exportation or domestic sale. Because of the reduction or postponement, our unit selling price decreased, our inventory levels increased and our accounts receivables were not timely paid as anticipated.

The COVID-19 pandemic continues to cause major disruptions to businesses and markets worldwide as the virus spreads or there is a resurgence in certain jurisdictions. The effects of the outbreak are still evolving, and the ultimate severity and duration of the pandemic and the implications on global economic conditions remains uncertain. Therefore, the extent of the impact of the pandemic on our financial condition and results of operations is still highly uncertain and will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on our customers and exporters, how quickly normal economic conditions, operations, and the demand for our products can resume and whether the pandemic leads to recessionary conditions in the PRC, United States, or globally.

While we anticipate that our results of operations will continue to be impacted by this pandemic in 2021, we are unable to reasonably estimate the extent of the impact on our full-year results of operations, our liquidity or our overall financial position.

●	Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable government agencies. Our inability to obtain, or loss or denial of extensions to, any of our applicable licenses or permits could hamper our ability to generate revenue from our operations.

●	Resource & environmental factors: Our fishing expeditions are based in the Exclusive Economic Zone(“EEZ”), the international waters. Any earthquake, tsunami, adverse weather or oceanic conditions, or other disasters in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volume may also be adversely affected by major climatic disruptions such as El Niño, which in the past has caused a significant decrease in the seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also impact our harvest volume.

●	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●	Competition: We engage in finishing in the EEZ, and international waters. Competition within our designated fishing areas is not currently significant as the region is not overfished or regulated by government limits on the number of vessels that are allowed to fish in the territories; however, there is no guarantee that competition will not become more intense. Competition in the consumer market in the PRC, however, is high as fish compete with other sources of protein. We also compete with other fishing companies that offer similar and varied products. There is significant demand for fish in the Chinese market. We believe our catch appeals to a wide segment of consumers because of the low price points of our products.

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

In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could combat illegal fishing and rectify ocean fishing order. In February 2015, we ceased all fishing operations in Indonesia. During the moratorium, we were informed that the fishing licenses of four vessels operated through PT. Avona, one of the local companies through which we conduct business in Indonesia, and the fishery business license of PT. Dwikarya, the other local company through which we conduct business in Indonesia, were revoked. Although, in November 2015, the Indonesian government announced that the moratorium had concluded, the MMAF has neither implemented new fishing policies nor resumed the license renewal process. As a result of the above, all local fishing licenses of our vessels in Indonesia are presently inactive. I

In October 2016, we deployed 13 vessels, which were granted fishing licenses by the Ministry of Agriculture and Fisheries of the Democratic Republic of Timor-Leste (“MAF”), to operate in the Indo-Pacific waters of the country. In September 2017, we were informed that the fishing licenses of these 13 vessels were suspended and the vessels were docked in the port by the MAF. The 13 vessels have returned to the PRC.

The management of the Company determined to shift the focus of development to international waters and consider obtaining corresponding fishing permits. In response to impairment triggering events, the Company recorded an impairment in the fourth quarter of 2020 of $66,694,253 for above 50 fishing vessels and 1 krill fishing vessel. See Note 2 for further details.

RESULTS OF OPERATIONS

Comparison of results of operations for the year ended December 31, 2020 and 2019

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

We have identified one performance obligation as when the frozen fish and other marine catches identified in the contract are picked up by the customers at our cold storage warehouses, with revenue being recognized at a point in time. We initially recognize revenue in an amount which is estimated based on contractual prices. The receivables under contracts, whereby pricing is based on contractual prices, are primarily collected within 180 days.

For the years ended December 31, 2020 and 2019, our revenue by species of fish was as follows:

	Year Ended December 31, 2020
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$33,968,115	41,608,084	$0.82	38.9%
Peru squid	14,709,193	10,700,911	1.37	16.9%
Chub mackerel	6,453,289	7,084,126	0.91	7.4%
Cuttle fish	6,145,172	1,452,960	4.23	7.0%
Sardine	4,296,979	11,399,554	0.38	4.9%
Others	21,667,672	11,939,367	1.81	24.9%
Total	$87,240,420	84,185,002	$1.04	100.0%

	Year Ended December 31, 2019
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$35,502,599	32,028,789	$1.11	39.6%
Ribbon fish	12,236,897	3,622,444	3.38	13.7%
Cuttle fish	10,921,686	2,173,027	5.03	12.2%
Peru squid(whole)	7,512,216	4,234,436	1.77	8.4%
Croaker fish	4,884,278	2,301,876	2.12	5.4%
Others	18,564,480	6,433,891	2.89	20.7%
Total	$89,622,156	50,794,463	$1.76	100.0%

For the year ended December 31, 2020, we had revenue of $87,240,420, as compared to revenue of $89,622,156 for the year ended December 31, 2019, a decrease of $2,381,736, or 2.7%. Sales volumes in the year ended December 31, 2020 increased 65.7% to 84,185,002 kg from 50,794,463 kg in the year ended December 31, 2019. The increase was mainly attributable to more vessels in operation. Average unit sale price decreased by 40.9% in the year ended December 31, 2020 as compared to the year ended December 31, 2019, the decrease was mainly attributable to the fish species with highest sales volume being sold at lower selling prices - Indian Ocean squid was our major product in 2020 and an increase in the number of fishing vessels catching Indian Ocean squid on the market led to increased supply, which negatively affected the average unit sale price, in addition, customer sentiment and behavior changed as a result of the uncertainty of COVID-19 and caused more consumption of lower-priced fish products. For the year ended December 31, 2020, our decrease in revenue was primarily attributable to the different sales mix and average unit sale price decreases, as compared to the year ended December 31, 2019.

Cost of revenue

Our cost of revenue primarily consists of fuel cost, labor cost, depreciation, freight, and other overhead costs. Fuel cost, labor cost and depreciation generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020			2019
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$51,084,651	57.0%	58.5%	$42,593,090	66.1%	47.5%
Labor cost	13,028,435	14.5%	14.9%	8,499,445	13.2%	9.5%
Depreciation	8,452,135	9.4%	9.7%	5,676,238	8.8%	6.3%
Freight	7,846,359	8.8%	9.0%	4,701,486	7.3%	5.2%
Impairment of inventory	5,606,514	6.3%	6.4%	-	0.0%	0.0%
Spare parts	3,206,824	3.6%	3.7%	1,948,377	3.0%	2.2%
Maintenance fee	50,527	0.1%	0.1%	184,836	0.3%	0.2%
Other	386,438	0.3%	0.4%	793,099	1.3%	1.0%
Total cost of revenue	$89,661,883	100%	102.7%	$64,396,571	100%	71.9%

Cost of revenue for the year ended December 31, 2020 was $89,661,883, representing an increase of $25,265,312 or 39.2% as compared to $64,396,571 for the year ended December 31, 2019. The increase was primarily attributable to the increase in our production activities.

At December 31, 2020, we recorded a reserve for inventories in the amount of $5,606,514, recorded in cost of revenue, which was mainly attributable to the inventory level as of December 31, 2020 increased significantly in comparison to December 21, 2019 due to more vessels in operation, and the selling price of the major fish species was lower than the cost, resulting in inventory impairment.

Gross profit

Our gross profit is affected primarily by changes in production costs. Fuel cost, labor cost and depreciation together account for about 86.4% and 88.1% of cost of revenue for the years ended December 31, 2020 and 2019, respectively. The fluctuation of fuel price and change in depreciation may significantly affect our cost level and gross profit.

The following table sets forth information as to our revenue, cost of revenue, gross profit and gross margin for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Revenue	$87,240,420	$89,622,156
Cost of revenue	$89,661,883	$64,396,571
Gross (loss) profit	$(2,421,463)	$25,225,585
(Gross loss margin) gross profit margin	(2.8)%	28.1%

Gross loss for the year ended December 31, 2020 was $2,421,463, representing a change of $27,647,048 or 109.6% as compared to gross profit of $25,225,585 for the year ended December 31, 2019. The lower gross profit was due to the decrease in our average unit sale price and an increase in cost of revenue due to the reasons described above.

Gross margin decreased to a gross loss of2.8% for the year ended December 31, 2020 from gross profit margin 28.1% for the year ended December 31, 2019. The decrease in gross margin for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily due to the decrease in the average unit sale price by 41.3%. The market price of Indian Ocean squid, a key species in our sales mix was low, and the market price of frozen seafood was similarly affected due to the COVID-19 pandemic, which together led to a decrease in the average unit sales price. Some of our customers are fish processing plants that export processed fish products to foreign countries, and some of these customers reduced or postponed their purchases from us in the initial stage of the pandemic and have now started adjusting their business strategies in relation to exportation or domestic sale. This change in strategy has caused a decrease in our unit selling price.

Selling expense

Our selling expense mainly includes shipping and handling fees, insurance, customs clearance charges, storage fees and advertising expenses. Our sales activities are conducted through direct selling by our internal sales staff. We typically do not aggressively market and distribute our products.

Selling expense amounted to $4,850,044 for the year ended December 31, 2020, as compared to $2,715,599 for the year ended December 31, 2019, an increase of $2,134,445, or 78.6%. Selling expense as a percentage of revenue for the year ended December 31, 2020 increased to 5.6% from 3.0% for the year ended December 31, 2019. Selling expense for the years ended December 31, 2020 and 2019 consisted of the following:

	Year Ended December 31,
	2020	2019
Insurance	$1,896,216	$1,446,095
Storage fees	1,331,008	428,625
Customs clearance charges	745,842	173,572
Shipping and handling fees	371,611	429,091
Advertising	12,178	22
Other	493,189	238,194
	$4,850,044	$2,715,599

●	For the year ended December 31, 2020, insurance expense increased by $450,121, or 31.1%, as compared to the year ended December 31, 2019. The increase was mainly attributable to 11 vessels completed their modification and rebuilding projects in the second half of 2020 and were insured accordingly.

●	For the year ended December 31, 2020, storage fees increased by $902,383, or 210.5%, as compared to the year ended December 31, 2019. The increase was mainly attributable to larger warehouses being rented as more fish were delivered for inventory.

●	For the year ended December 31, 2020, customs clearance charge increased by $572,270, or 329.7%, as compared to the year ended December 31, 2019. The change was mainly attributable to the number of customs declarations.

●	For the year ended December 31, 2020, shipping and handling fees decreased by $57,480, or 13.4%, as compared to the year ended December 31, 2019.

●	For the year ended December 31, 2020, advertising expenses increased by $12,156, or 55.254.5%, as compared to the year ended December 31, 2019.

●	Other miscellaneous selling expense for the year ended December 31, 2020 increased by $254,995, or 107.1%, as compared to the year ended December 31, 2019. The increase was mainly attributable to the increase in satellite communication fees for fishing vessels.

General and administrative expense

General and administrative expense amounted to $7,158,251 for the year ended December 31, 2020, as compared to $7,889,934 for the year ended December 31, 2019, a decrease of $731,683, or 9.3%. General and administrative expense for the years ended December 31, 2020 and 2019 consisted of the following:

	Year Ended December 31,
	2020	2019
Depreciation	$3,066,522	$3,726,061
Professional fees	1,556,286	1,235,578
Compensation and related benefits	1,094,152	1,365,455
Rent and related administrative service charges	473,964	519,161
Travel and entertainment	120,574	179,839
Bad debt expense	380,866	30,366
Other	465,887	833,474
	$7,158,251	$7,889,934

●	We recorded the depreciation in relation to vessels that are not operating as a general and administrative expense rather than as a cost of revenue. For the year ended December 31, 2020, depreciation expense decreased by $659,539, or 17.7%, as compared to the year ended December 31, 2019. As there were 11 vessels in modification and rebuilding project that no depreciation were recorded for these vessels.

●	Professional fees, which primarily consist of legal fees, accounting fees, investor relations charges, valuation service fees, consulting fees, and other fees associated with being a public company, for the year ended December 31, 2020, increased by $320,708, or 26.0%, as compared to the year ended December 31, 2019. The increase in the year ended December 31, 2020 was primarily attributable to an increase in consulting services of approximately $50,000, an increase in investor relations services charges of approximately $248,000, an increase in legal fees of approximately $91,000 and an increase in transfer agent fees of approximately $21,000, offset by a decrease in accounting fees of approximately $88,000.

●	For the year ended December 31, 2020, compensation and related benefits decreased by $271,303, or 19.9% as compared to the year ended December 31, 2019, as less compensation and benefit were provided in 2020 due to COVID-19.

●	Rent and related administrative service charges decreased slightly by $45,197, or 8.7% for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

●	For the year ended December 31, 2020, travel and entertainment expense decreased by $59,265, or 33.0% as compared to the year ended December 31, 2019. The decrease was mainly attributable to a decrease in entertainment expense of approximately $38,000 and a decrease in travel expense of approximately $21,000 as a result of travelling restriction due to the pandemic.

●	For the year ended December 31, 2020 and 2019, we recorded bad debt expenses of $380,866 and $30,366, respectively. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, and customers’ collection history, and recent economic environment.

●	Other general and administrative expense primarily consists of communication fees, office supplies, miscellaneous taxes, bank service charge, depreciation, and NASDAQ listing fee. For the year December 31, 2020, other general and administrative expense decreased by $367,587, or 44.1%, as compared to the year ended December 31, 2019.

Subsidy

The subsidy mainly consists of an incentive granted by the Chinese government to encourage the development of the ocean fishing industry in order to satisfy the demand of natural seafood in the PRC and other miscellaneous subsidies from the Chinese government. For the year ended December 31, 2020, subsidies increased by $7,219,985, or 112.1%, as compared to the year ended December 31, 2019. The change was mainly due to the government’s subsidy disbursement schedule. The subsidy received for the year ended December 31, 2020 and 2019 contributed $0.17 and $0.08 earnings per share, respectively.

Impairment

Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. Since 2014, there has been no progress on fishing license renewals as a result of the Indonesian government’s moratorium of foreign companies, like the Company, obtaining the renewal of fishing licenses issued by them. The management of the Company determined to shift the focus of development to international waters and consider obtaining corresponding fishing permits. In response to impairment triggering events, the Company recorded an impairment in the fourth quarter of 2020 of $66,694,253 for fishing vessels, $1,019,017 for inventory respectively. See Note 2 for further details.

Gain or Loss on fixed assets disposal

Gain or loss on fixed asset disposals represents the gain or loss on the sale of the assets. The gain or loss on fixed asset disposals was nil for the year ended 2020 in comparison to the gain on fixed asset disposals of $59,432 for the year ended 2019.

Loss from operations

As a result of the factors described above, for the year ended December 31, 2020, loss from operations amounted to $68,482,798, as compared to income from operations of $13,168,148 for the year ended December 31, 2019, a change of $81,650,946, or 620.1%.

Other income/expense

Other income/expense mainly includes interest income from bank deposits, interest expense for bank borrowings, foreign currency transaction gain, gain from cost method investment, and loss on equity method investment.

For the year ended December 31, 2020, other expense, net, amounted to $9,135,782 as compared to other expense, net, of $6,788,083 for the year ended December 31, 2019, an increase of $2,347,699, or 34.6%, which was primarily attributable to an increase in interest expenses of approximately $7,378,000 as a result of an increase in bank loans and a decrease in gain from cost method investment of approximately $177,000, offset by an increase in interest income of approximately $2,965,000, an increase in foreign currency transaction gain of approximately $906,000, a decrease in loss on equity method investment of approximately $331,000 and a decrease in other expense of approximately $919,000.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the years ended December 31, 2020 and 2019.

Net (loss) income

As a result of the factors described above, our net loss was $77,618,580 for the year ended December 31, 2020, compared to net income of $6,380,065 for the year ended December 31, 2019.

Net income attributable to owners of the Company

The net loss attributable to owners of the Company was $(72,878,248), or $(0.92) per ordinary share (basic and diluted), for the year ended December 31, 2020, compared to net income attributable to owners of the Company of $5,682,024, or $0.07 per ordinary share (basic and diluted), for the year ended December 31, 2019.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and comprehensive income (loss). As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $7,156,773 for the year ended December 31, 2020, as compared to a foreign currency translation loss of $2,861,319 for the year ended December 31, 2019. This non-cash loss had the effect of increasing/decreasing our reported comprehensive loss/gain and this non-cash gain had the effect of decreasing/increasing our reported comprehensive loss/gain.

Comprehensive (loss) income

As a result of our foreign currency translation adjustment, we had comprehensive loss for the year ended December 31, 2020 of $70,461,807, compared to comprehensive income of $3,518,746 for the year ended December 31, 2019.

Comparison of results of operations for the year ended December 31, 2019 and 2018

Revenue

For the years ended December 31, 2019 and 2018, our revenue by species of fish was as follows:

	Year Ended December 31, 2019
	Revenue	Volume (KG)	Average price	Percentage of revenue
Squid	$35,502,599	32,028,789	$1.11	39.6%
Ribbon fish	12,236,897	3,622,444	3.38	13.7%
Cuttle fish	10,921,686	2,173,027	5.03	12.2%
Peru squid(whole)	7,512,216	4,234,436	1.77	8.4%
Croaker fish	4,884,278	2,301,876	2.12	5.4%
Others	18,564,480	6,433,891	2.89	20.7%
Total	$89,622,156	50,794,463	$1.76	100.0%

	Year Ended December 31, 2018
	Revenue	Volume (KG)	Average price	Percentage of revenue
Ribbon fish	$13,327,231	4,880,638	$2.73	20.7%
Croaker fish	11,525,765	5,223,607	2.21	17.9%
Argentina squid(whole)	9,360,032	2,533,700	3.69	14.6%
Peru squid(whole)	3,008,186	1,896,375	1.59	4.7%
Squid	2,934,602	2,028,995	1.45	4.6%
Chub mackerel	2,592,529	2,858,082	0.91	4.0%
Others	21,507,744	6,868,996	3.13	33.5%
Total	$64,256,088	26,290,393	$2.44	100.0%

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

Cost of revenue

Our cost of revenue primarily consists of fuel cost, labor cost, depreciation, fishing vessels maintenance fee, and other overhead costs. Fuel cost, labor cost and depreciation generally accounted for the majority of our cost of revenue. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019			2018
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$42,593,090	66.1%	47.5%	$21,695,328	65.3%	33.8%
Labor cost	8,499,445	13.2%	9.5%	4,210,719	12.7%	6.6%
Depreciation	5,676,238	8.8%	6.3%	3,350,417	10.1%	5.2%
Freight	4,701,486	7.3%	5.2%	2,599,057	7.8%	4.0%
Spare parts	1,948,377	3.0%	2.2%	1,257,091	3.8%	2.0%
Maintenance fee	184,836	0.3%	0.2%	126,970	0.3%	0.2%
Other	793,099	1.3%	1.0%	-	-	-
Total cost of revenue	$64,396,571	100%	71.9%	$33,239,582	100%	51.8%

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

Gross margin decreased to 28.1% for the year ended December 31, 2019 from 48.3% for the year ended December 31, 2018. The decrease in gross margin for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily attributable to a drop of average unit sale price by 27.9% as a result of new fishing vessels being deployed in different waters of high seas and harvesting different catch mix.

Selling expense

Our selling expense mainly includes shipping and handling fees, insurance, customs clearance charge, storage fees and advertising expenses. Our sales activities are conducted through direct selling by our internal sales staff. Because of the strong demand for our products and services, we typically do not aggressively market and distribute our products.

Selling expense amounted to $2,715,599 for the year ended December 31, 2019, as compared to $1,622,451 for the year ended December 31, 2018, an increase of $1,093,148 or 67.4%. Selling expense as a percentage of revenue for the year ended December 31, 2019 increased slight to 3.0% from 2.5% for the year ended December 31, 2018. Selling expense for the years ended December 31, 2019 and 2018 consisted of the following:

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

General and administrative expense

General and administrative expense amounted to $7,889,934 for the year ended December 31, 2019, as compared to $10,304,750 for the year ended December 31, 2018, a decrease of $2,414,816 or 23.4%. General and administrative expense for the years ended December 31, 2019 and 2018 consisted of the following:

	Year Ended December 31,
	2019	2018
Depreciation	$3,726,061	$5,791,557
Compensation and related benefits	1,365,455	1,563,065
Professional fees	1,235,578	1,550,285
Rent and related administrative service charge	519,161	489,259
Travel and entertainment	179,839	103,369
Bad debt recovery	30,366	(66,532)
Other	833,474	873,747
	$7,889,934	$10,304,750

●	We recorded the depreciation in relation to vessels that are not operating as operation expense rather than cost of revenue. For the year ended December 31, 2019, depreciation expense decreased by $2,065,496, or 35.7%, as compared to the year ended December 31, 2018.

●	For the year ended December 31, 2019, compensation and related benefits decreased by $197,610, or 12.6% as compared to the year ended December 31, 2018. The change was mainly attributable to booking the salaries of the crews that are not in operation in East Timor into G&A expenses in 2018, and we have no such costs in 2019 as these non-operation vessels shipped back to China.

●	Professional fees, which primarily consist of legal fees, accounting fees, investor relations services charge, valuation service fees, consulting fees, and other fees associated with being a public company, for the year ended December 31, 2019, decreased by $314,707, or 20.3%, as compared to the year ended December 31, 2018. The decrease in the year ended December 31, 2019 was primarily attributable to a decrease in legal fees of approximately $259,000, a decrease in consulting service charge of approximately $67,000, a decrease in transfer agent fees of approximately $18,000, and a decrease in investor relations services charges of approximately $17,000, offset by an increase in accounting fees of approximately $46,000.

●	Rent and related administrative service charge increased slightly by $29,902, or 6.1% for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

●	For the year ended December 31, 2019, travel and entertainment expense increased by $76,470, or74.0% as compared to the year ended December 31, 2018. The increase was mainly attributable to an increase in entertainment expense of approximately $83,000 and offset by a decrease in travel expense of approximately $6,000.

●	For the year ended December 31, 2019, we recorded bad debt of $30,366 as compared to bad debt recovery of $66,532 for the year ended December 31, 2018. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, and customers’ collection history, and recent economic events.

●	Other general and administrative expense primarily consists of communication fees, office supplies, miscellaneous taxes, bank service charge, depreciation, and NASDAQ listing fee. For the year December 31, 2019, other general and administrative expense decreased slightly by $40,273, or 4.6%, as compared to the year ended December 31, 2018.

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

Impairment

Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. In 2019, we dismantled 1 transport vessel and deregistered 16 fishing vessels and applied to the MARA for rebuilding 17 new vessels. In 2018, we deregistered 24 fishing vessels and applied to the MARA for building 24 new fishing vessels. As a result of the rebuilding projects, we assessed the recoverability of the 17 fishing vessels and 24 fishing vessels for the year ended 2019 and 2018 based on the undiscounted future cash flow that the fishing vessels are expected to generate as less than the carrying amount, and recognized an impairment loss. The Impairment loss on vessels was $7,951,635 and $9,715,058 for the year ended 2019 and 2018, respectively.

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

Net income attributable to owners of the Company

The net income attributable to owners of the Company was $5,682,024, or $0.07 per ordinary share (basic and diluted), for the year ended December 31, 2019, compared to net income attributable to owners of the Company of $13,397,301, or $0.17 per ordinary share (basic and diluted), for the year ended December 31, 2018, a change of $7,715,277 or 57.6%.

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

Cash flows for the year ended December 31, 2020 compared to the year ended December 31, 2019

The following summarizes the key components of our cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(32,578,152)	$(30,573,780)
Net cash used in investing activities	(70,166,436)	(132,464,184)
Net cash provided by financing activities	101,922,460	171,562,601
Effect of exchange rate on cash	1,334,522	(399,287)
Net increase in cash	$512,394	$8,125,350

Net cash flow used in operating activities was $32,578,152 for the year ended December 31, 2020 as compared to net cash flow used in operating activities of $30,573,780 for the year ended December 31, 2019, a change of $2,004,372.

●	Net cash flow used in operating activities for the year ended December 31, 2020 primarily reflected our net loss of approximately $77,619,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $14,722,000, an increase in allowance for doubtful accounts of approximately $381,000, an increase in reserve for inventories of approximately $14,958,000, loss on our equity method investment of approximately $156,000, impairment loss of assets of approximately $67,713,000 and issuance of ordinary shares for professional fee valued at approximately $210,000, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of approximately $21,222,000, an increase in inventory of approximately $48,067,000 due to our business expansion resulting from more fishing vessels put in operations, an increase in prepaid expenses-related parties of approximately $1,906,000, an increase in other receivables of approximately $1,178,000 and a decrease in advance from customers of approximately $801,000, offset by a decrease in prepaid expenses of approximately $1,200,000, an increase in accounts payable of approximately $9,735,000, an increase in accounts payable-related parties of approximately $7,702,000, an increase in accrued liabilities and other payables of approximately $739,000 and an increase in due to related parties of approximately $673,000.

●	Net cash flow used in operating activities for the year ended December 31, 2019 primarily reflected our net income of approximately $6,380,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $11,309,000, increase in allowance for doubtful accounts of approximately $8,000, an decrease in reserve for inventories of approximately $142,000, gain on sale of fixed assets disposal of approximately $59,000, loss on equity method investment of approximately $487,000, loss on the interest sold of approximately $87,000, impairment loss of fishing vessels of approximately $7,944,000, and changes in operating assets and liabilities primarily consisting of a decrease in other receivables of approximately $75,000, an increase prepaid expenses of approximately $728,000 and an increase in accrued liabilities and other payables of approximately $5,528,000, offset by an increase in accounts receivable of approximately $3,111,000, an increase in inventories of approximately $24,919,000 due to our business expansion resulting from more fishing vessels put in operations, an increase in prepaid expenses of approximately $728,000, a decrease in accounts payable of approximately $22,444,000, a decrease in accounts payable-related parties of approximately $1,502,000 and a decrease in due to related parties of approximately $9,484,000.

Net cash flow used in investing activities was $70,166,436 for the year ended December 31, 2020 as compared to $132,464,184 for the year ended December 31, 2019. During the year ended December 31, 2020, we made prepayments for long-term assets of approximately $12,913,000 and made payments for the purchase of property, plant and equipment of approximately $86,611,000, offset by proceeds received from government subsidies for fishing vessels construction of approximately $29,358,000. During the year ended December 31, 2019, we made payments for the purchase of property, plant and equipment of approximately $118,469,000 and prepayments made for the purchase of long-term assets of approximately $49,593,000, offset by proceeds received from government grants for fishing vessel construction of approximately $35,525,000.

Net cash flow provided by financing activities was $101,922,460 for the year ended December 31, 2020 as compared to net cash flow provided by financing activities of $171,562,601 for the year ended December 31, 2019. During the year ended December 31, 2020, we received short-term bank loans of approximately $93,076,000, long-term bank loans of approximately $108,821,000 and proceeds from due from related party of approximately $12,620,000, offset by the repayments of short-term bank loans of approximately $53,642,000 and the repayment of long-term bank loans of approximately $58,953,000. During the year ended December 31, 2019, we received proceeds from short-term bank loan of approximately $10,147,000 and proceeds from long-term bank loan of approximately $208,023,000, offset by the repayments of short-term bank loans of approximately $5,063,000, the repayment of long-term bank loans of approximately $18,881,000, the repayment of advances to related parties of approximately $10,046,010, loans issued to related parties of approximately 12,618,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We have historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government subsidies as a government incentive for encouraging development of ocean fishing industry. Since the outbreak of COVID-19, we have been paying close attention to the operations of our customers and optimizing the collection of accounts receivable. For new customers, we have adopted a policy of receiving payment before pick-up. At December 31, 2020 and 2019, we had cash balances of approximately $691,933 and $10,092,205, respectively. The significant portion of these funds are located in financial institutions located in the PRC and will continue to be indefinitely reinvested in our operations in the PRC. From January to September 2021, we received $44.4 million from short-term bank loan, $77.2 million from long-term bank loan, and $19.0 million from government subsidy, with the majority of the bank loan received are for funding working capital. In the same period, we repaid $84.8 bank loans. Hence we believe we have enough resources to operate for at least the next 12 months.

The following table sets forth a summary of changes in our working capital from December 31, 2019 to December 31, 2020:

			December 31, 2019 to December 31, 2020
	December 31, 2020	December 31, 2019	Change	Percentage Change
Working capital (deficit):
Total current assets	$114,249,453	$64,338,693	$49,910,760	77.6%
Total current liabilities	133,364,200	88,788,156	44,576,044	50.2%
Working capital (deficit):	$(19,114,747)	$(24,449,463)	$5,334,716	(21.8)%

Our working capital deficit decreased $5,334,716 to a working capital deficit of $19,114,747 at December 31, 2020 from working capital deficit of $24,449,463 at December 31, 2019. This decrease in working capital deficit is primarily attributable to an increase in restricted cash of approximately $9,913,000, an increase in accounts receivable, net of allowance for doubtful accounts, of approximately $22,673,000, an increase in inventories, net of reserve for inventories, of approximately $37,083,000 due to our business expansion resulting from having more fishing vessels in operations, an increase in prepaid expenses-related parties of approximately $2,015,000, an increase in other receivables of approximately $1,288,000, a decrease in long-term bank loans - current portion approximately of $17,135,000 due to the repayment schedule, a decrease in lease liability-current liability approximately of $344,000 and a decrease in due to related parties of approximately $150,000, offset by a decrease in due from related parties approximately of $12,478,000, a decrease in prepaid expenses approximately of $1,183,000, an increase in accounts payable of approximately $10,841,000, an increase in accounts payable - related parties of approximately $8,259,000, a significant increase in short-term bank loans of approximately $42,380,000 and an increase in accrued liabilities and other payables of approximately $724,000.

In order to mitigate our liquidity risk, we plan to rely on the proceeds from loans from banks and/or financial institutions to increase working capital in order to meet capital demands, and the government subsidies for modification and rebuilding projects and reimbursement of certain operating expenses. In addition, Mr. Zhuo, the Chief Executive Officer and Chairman of the Board, will continue to provide financial support to the Company when necessary. From January to September 2021, we received $44.4 million from short-term bank loan, $77.2 million from long-term bank loan, and $19.0 million from government subsidy, with the majority of the bank loan received are for funding working capital. In the same period, we repaid $84.8 bank loans. Hence we believe we have enough resources to operate for at least the next 12 months.

The Company meets its day-to-day working capital requirements through cash flow provided by operations, bank loans and related parties’ advances. The Indonesian government’s moratorium on fishing licenses renewals creates uncertainty about fishing operations in Indonesian waters. The Company’s forecasts and projections show that the Company has adequate resources to continue in operational existence to meet its obligations in the twelve months following the date of this filing, considering the management has control over the timing and scope of investments in vessel building and operations in Indian waters and international waters and consideration of opportunities in new fishing territories. Also, in the past two years, the Company has upgraded 51 fishing vessels and 1 new krill fishing vessel was in building stage. The deployment of more vessels in operation will generate more revenue and cash inflows to the Company. In addition, the Company receives subsidies for modification and rebuilding projects and reimbursement of certain operating expenses from the Chinese government, as an encouragement of the development of the ocean fishing industry.

In addition, the Company received a partial government subsidy for modification and rebuilding projects and reimbursement of certain operating expenses of approximately $22.5 million from January through September 2021, and it expects to receive more government subsidies in 2021.

The COVID-19 pandemic continues to cause major disruptions to businesses and markets worldwide as the virus spreads or a resurgence in certain jurisdictions. This has caused our unit selling prices to decrease, our inventory levels to increase and our accounts receivables are not being timely paid as anticipated. In order to maintain our liquidity, the management of the Company has been paying close attention to the operations and optimizing the collection of accounts receivable. For new customers, the Company has adopted a policy of receiving payment before pick-up. In 2020, the Company obtained $93.1 million and $108.8 million in short-term and long-term loans from banks, respectively, to maintain our liquidity.

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

The following table summarizes our contractual obligations as of December 31, 2020, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Office lease obligation	$32,349	$32,349	$-	$-	$-
Short-term bank loans (1)	52,414,596	52,414,596	-	-	-
Long-term bank loans	285,103,665	39,987,577	130,056,853	98,622,201	16,437,034
Total	$337,550,610	$92,434,522	$130,056,853	$98,622,201	$16,437,034

(1)	Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

We recognize revenue when a sales arrangement with a customer exists (e.g., contract, purchase orders, etc.), the transaction price is fixed or determinable and we have satisfied our performance obligation per the sales arrangement. Our sales arrangements have standard payment terms that do not exceed 180 days. The majority of our revenue originates from contracts with a single performance obligation to deliver products. Our performance obligations are satisfied when control of the product is transferred to the customer per the arranged shipping terms.

We also record a contract liability when customers prepay but we have not yet satisfied our performance obligation. We did not have any material unsatisfied performance obligations, contract assets or liabilities as of December 31, 2020 and December 31, 2019.

With respect to the sale of frozen fish and other marine catches to third party customers, most of which are sole proprietor regional wholesalers in China, we recognize revenue when customers pick up purchased goods at the Company’s cold storage warehouses, after payment is received by us or a credit sale is approved by us for recurring customers who have a history of financial responsibility. We do not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers. We do not accept returns from customers.

Inventories

Inventories, consisting of frozen fish and marine catches, are stated at the lower of cost or net realizable value utilizing the weighted average method. The cost of inventories is primarily comprised of fuel, freight, depreciation, direct labor, consumables, government levied charges and taxes. Consumables include fishing nets and metal containers used by fishing vessels. Our fishing fleets in Indian waters and international waters operate throughout the year, although the May to July period demonstrates lower catch quantities compared to the October to January period, which is the peak season.

Due to more vessels deployed for fishing operations in international waters and a decrease in inventory turnover due to the influence of the COVID-19, the quantity of inventories at the end of 2020 increased by 561% compared to the previous year and average selling prices decreased by 41% compared to last year, resulting in a net realizable value of inventories being lower than ourcost, which in turn led to a significant increase in the provision for excess and obsolete inventory. The determination of the net realizable value of inventories involves accounting estimates and assumptions, such as the expected sales price of the inventories and the Company’s expected ability to sell the inventories before they expire. The above accounting estimates are the Company’s best estimates after taking into account historical sales prices and capacity, current market sales prices, marketing and sales, expected market sales and the actual achievement of estimated selling prices and sales volumes made by the Company in the past. When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. We recorded a reserve for inventories in the amount of $16,125,749 and $266,405, during the year ended December 31, 2020 and 2019, respectively.

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. We regularly evaluate the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales and estimated current and future market value.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates the impairment by comparing the carrying amount of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived assets over their fair value. Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. Since 2014, there has been no progress on fishing license renewals as a result of the Indonesian government’s moratorium, foreign companies, like the Company, cannot obtain renewed fishing licenses issued by the Indonesian government. The management of the Company determined to shift the focus of development to international waters and consider obtaining corresponding fishing permits. In response to impairment triggering events, the impairment loss on vessels of $ 66,694,253 and $7,951,635 for the years ended 2020 and 2019, respectively. See Note 2 for further details.

Investment in unconsolidated company – Global Deep Ocean

We use the equity method of accounting for our investment in, and earning or loss of, companies that we do not control but over which the Company does exert significant influence. We consider whether the fair value of our equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that the recorded value may not be recoverable. We review our investments for other-than-temporary impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment. The determination of fair value of the investment involves considering factors such as current economic and market conditions, the operating performance of the entities including current earnings trends and forecasted cash flows, and other company and industry specific information. If we consider any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value.

Recently Adopted Accounting Standards

Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantees, the rate implicit in the lease and lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption.

Effective January 1, 2019, we adopted the new lease standard using the modified retrospective approach and implemented internal controls to enable the preparation of financial information upon adoption. We elected to adopt both the transition relief provided in ASU 2018-11 and the package of practical expedients which allowed us, among other things, to retain historical lease classifications and accounting for any leases that existed prior to adoption of the standard. Additionally, we elected the practical expedients allowing us not to separate lease and non-lease components and not record leases with an initial term of twelve months or less (“short-term leases”) on the balance sheet across all existing asset classes.

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

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”) to clarify the interaction in accounting for equity securities under Topic 321, investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. This ASU is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the existing guidance for income taxes related to the approach for intra-period tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also simplifies the accounting for income taxes by clarifying and amending existing guidance related to the effects of enacted changes in tax laws or rates in the effective tax rate computation, the recognition of franchise tax and the evaluation of a step-up in the tax basis of goodwill, among other clarifications. ASU 2019-12 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the potential effects of this ASU, however, does not expect that its adoption will have a material effect on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 as a result of the material weaknesses in our internal control over financial reporting discussed below.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing, maintaining, and assessing the effectiveness of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Internal control over financial reporting includes policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2020, based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the material weakness in our internal control over financial reporting as of December 31, 2020 that we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of US GAAP commensurate with our financial reporting requirements. We concluded that our internal control over financial reporting was not effective as of December 31, 2020.

Nonetheless, management believes that our consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified that, based on such officer’s knowledge, the financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects the financial position, results of operations and cash flows of the Company as of, and for, the periods presented in this report. In addition, we are determining a remediation plan for the material weaknesses, which plan is described below.

Material Weakness Remediation Activities

We are currently in the process of remediating the material weakness and have taken and will continue to take steps that we believe will address the underlying causes of the material weakness. We are committed to continuing to improve our financial organization. The remediation efforts include:

●	performing an assessment of our financial organization to determine the sufficiency of resources with the appropriate level of knowledge, experience and training commensurate with our internal controls and executing any recommendations arising from the assessment;

●	evaluating the need for the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in US GAAP reporting and accounting in the region, we might decide to outsource the function to an outside party;

●	expanding our accounting staff through actively recruiting for open positions and anticipate hiring additional qualified accounting and financial reporting personnel in 2021; and

●	re-training our current accounting staff regarding risks, controls and maintaining adequate evidence.

While progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing, documenting and testing these processes, procedures and controls. We will continue to devote significant time and attention to these remediation efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Attestation report of the registered public accounting firm

This Annual Report does not include an attestation report of the Company’s registered public accounting firm on internal control over financial reporting because the Company is a non-accelerated filer exempted from Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Controls over Financial Reporting

The changes in the aforementioned internal controls over financial reporting and the remediation efforts expected to be undertaken have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No other changes in the Company’s internal control over financial reporting occurred during the fourth quarter of its 2020 fiscal year.

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

Name	Age	Position
Xinrong Zhuo	56	Chief Executive Officer and Chairman of the Board
LiMing Yung	56	Chief Financial Officer
Lin Bao	60	Director
Zengbiao Zhu	71	Director
Xing An Lin	57	Director
Lin Lin	46	Director

Directors

Xinrong Zhuo has served as chairman of our board since the business combination in February 2013. Prior to that, he served as the chairman of CDGC’s board and as its chief executive officer since August 2010. Mr. Zhuo has served as director of Fujian Road & Bridge Construction Co., Ltd., an infrastructure construction company, since December 2008, has served as the sole director of Tian Yuan Co., Ltd., a real estate investment company, since September 2007, has served as the chairman and legal representative of Fuzhou Dongxing Longju Real Estate Development Co., Ltd., a real estate development company, since March 2007, has served as the vice general manager of Fujian Huashang Real Estate Development Co., Ltd., a real estate development company, since December 2006, and has served as the supervisor of Fuzhou Haiyiyongyu Import & Export Co., Ltd., a trading company, since June 1995. From November 2005 to December 2008, Mr. Zhuo served as the legal representative and the chairman of Fujian Road& Bridge Construction Co., Ltd. From June 2005 to September 2007, Mr. Zhuo served as vice general manager of Tian Yuan Co. Ltd. From February 2002 to September 2009, Mr. Zhuo served as the legal representative and executive director of Fuzhou Baojie Haiyi Pingtan Fishing Co., Ltd., an aquatic products company. From June 1995 to September 2006, Mr. Zhuo served as the supervisor at Fuzhou Honglong Ocean Fishery Co., Ltd., a marine fishery. Mr. Zhuo is qualified to serve on the board of directors due to his experience in the real estate development and trading business, as well as his extensive experience in the fishing industry, his legal background and prior executive experience.

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

Committees and Meeting Attendance

Our Board held one meeting and acted four times by unanimous written consent during the fiscal year ended December 31, 2020. Our Board has an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Audit Committee held five meetings and acted one time by unanimous written resolutions during the fiscal year ended December 31, 2020. The Compensation Committee and the Nominating and Governance Committee each held one meeting and acted one time by unanimous written resolutions during the fiscal year ended December 31, 2020.

During 2020, each member of the Board attended or participated in 100% of the aggregate of (i) the total number of meetings of the Board (held during the period for which such person has been a director) and (ii) the total number of meetings held by all committees of the Board on which such person served (during the periods that such person served). Our Amended and Restated Memorandum and Articles of Association provide that the Chairman of our Board shall preside at all meetings of our shareholders. Each director is expected to make reasonable efforts to attend Board meetings, meetings of committees of which such director is a member and the Annual Meetings of Shareholders. One of our then sitting directors attended the 2020 Annual Meeting of Shareholders.

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

Zengbiao Zhu
Lin Lin

XingAn Lin

Compensation Committee Interlocks and Insider Participation

Mr. XingAn Lin, Zengbiao Zhu and Lin Lin currently serve on the Compensation Committee, which is currently chaired by Mr. Zhu. No member of the Compensation Committee is one of our executive officers, and no member of the Compensation Committee had any relationships requiring disclosure by us under the Commission’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a Compensation Committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as one of our directors or members of the Compensation Committee during 2020.

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

Xinrong Zhuo. We have entered into an employment agreement with Xinrong Zhuo, our Chief Executive Officer for a term of three years ending on August 25, 2022. Pursuant to the employment agreement, Mr. Zhuo receives annual compensation of HKD$312,000, equal to US$40,226. In addition, Mr. Zhuo’s employment agreement provides for an annual bonus based on the executive’s performance and our financial performance. Annual bonuses will be determined by us in our sole discretion and will be approved by our Compensation Committee. Mr. Zhuo is eligible for participation in any standard employee benefit plan of the Company that currently exists or may be adopted by the Company in the future, but not limited to, any retirement plan, and travel holiday policy.

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

LiMing Yung. We entered into an employment agreement with LiMing Yung effective December 5, 2019. Pursuant to the agreement, Mr. Yung will receive annual compensation equal to US$180,000 plus an annual bonus of US$20,000. During the course of Mr. Yung’s employment, the Company will reimburse him for any reasonable and necessary fees (travel expenses, accommodation expenses, hospitality expenses and other actual expenses) incurred by him during the fulfilment of his duties under the agreement upon the production of relevant receipts and/or valid documentation of expenditure.

Mr. Yung’s employment can be terminated with two month’s advance written notice by either party. During the term of his employment, Mr. Yung may not engage in any other employment or business without the prior written consent of the Company or engage in any business which is in competition with the business of the Company.

Summary Compensation of Named Executive Officers

Pursuant to the terms of the employment agreements that Messrs. Zhuo and Yung have with the Company, such executive officers are compensated by the Company for services provided to the Company and its subsidiaries.

The following table sets forth information concerning cash and non-cash compensation paid to our named executive officers for 2020, 2019 and 2018.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other compensation	Total
Xinrong Zhuo	2020	$40,226	$—	$—	$—	$—	$40,226
Chief Executive Officer	2019	$39,936	$—	$—	$—	$—	$39,936
	2018	$39,791	$—	$—	$—	$—	$39,791

LiMing Yung(1) Chief Financial Officer	2020	$180,000	$—	$—	$—	$—	$180,000
	2019	$—	$—	$—	$—	$—	$—

(1)	LiMing Yung was appointed as Chief Financial Officer on December 5, 2019. Prior to such time he served as Senior Vice President. He was not a named executive officer in 2018.

Outstanding Equity Awards at 2020 Fiscal Year End

As of December 31, 2020, there were no outstanding equity awards for our named executive officers.

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

As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our Company, from a change in control of our Company or a change in such officer’s responsibilities following a change in control.

Director Compensation

We did not pay compensation to any non-employee directors during the fiscal year 2020.

Our non-employee directors did not hold any outstanding option awards as of December 31, 2020.

We do not pay our directors in connection with attending individual Board meetings, but we reimburse our directors for expenses incurred in connection with such meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our capital stock as of October 11, 2021 by:

●	each shareholder or group of affiliated shareholders, who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 85,940,965 our ordinary shares outstanding as of October 11, 2021.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Ordinary shares subject to options and warrants currently exercisable or exercisable within 60 days of October 11, 2021 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of October 11, 2021 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all of our ordinary shares shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Pingtan Marine Enterprise Ltd., 18-19/F, Zhongshan Building A, No. 154 Hudong Road, Fuzhou, P.R.C. 350001.

	Ordinary Shares Beneficially Owned	Percent of Ordinary Shares Outstanding
Directors and Named Executive Officers:
Xinrong Zhuo(1)	45,402,355	57.3%
Lin Bao	—	—
Zengbiao Zhu	—	—
LiMing Yung	500	0.0%
XingAn Lin	—	—
Lin Lin	—	—
All Officers and Directors as a Group (total of 6 persons)	45,402,855	57.3%

(1)	Represents 15,780,000 shares held by Heroic Treasure Limited, of which Mr. Zhuo is the controlling shareholder, and 28,079,868 shares held by Mars Harvest Co., Ltd., of which Mr. Zhuo is the sole shareholder and 1,542,487 shares held by Mr. Zhuo directly.

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

The following is a summary of the significant related party transactions in which we engaged during the year ended December 31, 2020:

From time to time, we made purchases from entities controlled by related parties . As of December 31, 2020, our outstanding accounts payable for Hong Long, which is controlled by an immediate family member of our Chief Executive Officer, amounted to approximately $786,000.

Our Chief Executive Officer and Hong Long, from time to time, have provided advances to us for working capital purposes. The advances are short-term in nature, non-interest bearing, unsecured and payable on demand. As of December 31, 2020, we owed nil to our Chief Executive Officer and Hong Long, respectively.

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the annual rent is RMB 84,000 (approximately US$12,200) and the renewed Office Lease expired on July 31, 2021. For the year ended December 31, 2020, rent expense related to the Office Lease amounted to approximately US$12,200.

During the year ended December 31, 2020, we purchased fuel, freight, fishing nets and other on-board consumables from Honglong Ocean Fishery Co., Ltd, Zhiyan Lin and Huna Lin of approximately $2,001,000, $3,000 and $11,280,000, respectively. Zhiyan Lin is a shareholder of Pingtan Fishing, and Huna Lin is an immediate family of Zhuyan Lin.

During the year ended December 31, 2020, we purchased vessel maintenance service from Zhiyan Lin of approximately $7,000, respectively.

During the year ended December 31, 2020, we purchased storage and transportation service from Fujian Jingfu Ocean Fishery Development Co., Ltd. of approximately and $707,000, respectively.

During the year ended December 31, 2020, we purchased frozen shrimp from Global Deep Ocean of approximately $17,187,000, respectively.

In December 2015, we entered into a pledge contract with The Export Import Bank of China pursuant to which we pledged 12 fishing vessels with carrying amounts of approximately US$3,622,000, as collateral to secure Hong Long’s $1,380,000 in long-term loans from the financial institution, which are due on November 28, 2021. In December 2019, we entered into another pledge contract with the Fujian Haixia Bank pursuant to which we pledged 1 fishing vessels with carrying amounts of approximately US$6,500,000, as collateral to secure Hong Long’s $15,300,000 in short-term loans from the financial institution, which are due on December 31, 2021.

In March 2018, we entered into a pledge contract with The Export Import Bank of China pursuant to which we pledged 11 fishing vessels with carrying amounts of approximately US$384,000, as collateral to secure Global Deep Ocean’s $16,900,000 in long-term loans from the financial institution, which are due on September 21, 2025. In September 2020, we entered into a pledge contract with The Export Import Bank of China pursuant to which we pledged 11 fishing vessels with carrying amounts of approximately US$19,900,000, as collateral to secure Global Deep Ocean’s $76,600,000 in long-term loans from the financial institution, which are due on March 8, 2022.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Change in Independent Auditor

The Company previously engaged BDO China Shu Lun Pan Certified Public Accountants LLP (“BDO”) as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2019. BDO has served as the independent auditor for the Company since September 1, 2014. As reported in the Company’s Current Report on Form 8-K filed on June 3, 2021 (“Auditor 8-K”), on May 31, 2021 (the “Effective Date”), BDO tendered its resignation to the audit committee as the Company’s independent registered public accounting firm effective immediately.

BDO issued the independent registered public accounting firm reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2019 and 2018.

The audit reports of BDO on the Company’s consolidated financial statements for each of the two most recent fiscal years ended December 31, 2019 and 2018 did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years ended December 31, 2019 and 2018, and the subsequent interim period through the Effective Date, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and BDO on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreement in connection with BDO’s reports on the Company’s consolidated financial statements for 2019 and 2018 or in BDO’s report on the consolidated financial statements for 2020, which had not been completed at the time of the resignation.

During the Company’s two most recent fiscal years ended December 31, 2019 and 2018, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions). However, during the subsequent interim period through the Effective Date, there were “reportable events” in connection with BDO’s audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2020, which had not been completed as of the Effective Date. At the time of the Effective Date, BDO was in the process of: (a) evaluating the Company’s ability to continue as a going concern, (b) assessing the Company’s prepayment to Huanghai Shipbuilding Co., Ltd. for the ongoing construction of a krill fishing vessel, and (c) evaluating the Company’s conclusion that the Global Deep Ocean is an equity method investee.

In addition, the Company’s management identified a material weakness in internal controls over financial reporting involving a failure to maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of U.S. GAAP commensurate with its financial reporting requirements, as of December 31, 2020.

The Company provided BDO with a copy of the disclosures in the Auditor 8-K prior to filing the Auditor 8-K with the SEC. The Company requested that BDO furnish it with a letter addressed to the SEC stating whether BDO agrees with the statements made by the Company regarding BDO in the Auditor 8-K and, if not, stating the respects in which it does not agree. A copy of BDO’s letter dated June 3, 2021 to the SEC is filed as Exhibit 16.1 to the Auditor 8-K.

On May 31, 2021, the Company’s board of directors approved the appointment of Wei, Wei & Co, LLP (“WW”) as the Company’s new independent registered public accounting firm effective as of May 31, 2021 to serve as the Company’s auditor for the fiscal year ended December 31, 2020.

Independent Auditor’s Fees

The following is a summary of the fees billed to the Company by its principal independent registered accounting firm for professional services rendered for the years ended December 31, 2020 and 2019 (in US dollars):

	Year Ended December 31,
	2020		2019
Audit Fees	$680,000		$680,000
Audit-Related Fees	-		-
Tax Fees	-		-
All Other Fees	-		-
TOTAL	$680,000	*	$680,000

*	The amount represents auditor’s fee related to BDO China. WW’s audit fee for audit of year 2020 amounting USD 438,000 were billed and paid by installment during the year 2021.

“Audit Fees” consisted of the aggregate fees billed for professional services paid for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit and non-audit service performed by BDO and WW for our consolidated financial statements as of and for the year ended December 31, 2020.

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

(3) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of October 24, 2012, by and between China Growth Equity Investment Ltd., China Dredging Group Co., Ltd., China Growth Dredging Sub Ltd., and Xinrong Zhuo (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on October 30, 2012).

2.2	Share Purchase Agreement, dated as of October 24, 2012, by and among China Growth Equity Investment Ltd, Merchant Supreme Co., Ltd., Prime Cheer Corporation Limited, Xinrong Zhuo, Fujian Provincial Pingtan County Ocean Fishing Group Co., Heroic Treasure Limited and Fuzhou Honglong Ocean Fishery Co., Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on October 30, 2012).

3.1	Amended and Restated Memorandum of Association of Pingtan Marine Enterprise Ltd. filed with the Cayman Islands Registrar on February 26, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013).

3.2	Articles and Plan of Merger, filed with the Registry of Corporate Affairs of the British Virgin Islands on February 25, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013).

3.3	Certificate of Merger, filed with the Registry of Corporate Affairs of the British Virgin Islands on February 25, 2013 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013).

3.4	Amended and Restated Memorandum of Association of China Dredging Group Co., Ltd. (incorporated by reference to Exhibit 1.1 to China Dredging Group Co., Ltd.’s Annual Report on Form 20-F (File No. 000-53465) filed with the Securities and Exchange Commission on November 2, 2010).

3.5	Articles of Association of China Dredging Group Co., Ltd. (incorporated by reference to Exhibit 1.2 to China Dredging Group Co., Ltd.’s Annual Report on Form 20-F (File No. 000-53465) filed with the Securities and Exchange Commission on November 2, 2010).

3.6	Certificate of Designation for Series A Convertible Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on January 7, 2021).

4.1	Specimen Ordinary Share (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013).

4.2	Form of Placement Agent Ordinary Share Purchase Warrant, dated January 7, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with Securities and Exchange Commission on January 7, 2021).

4.3	Form of Ordinary Share Purchase Warrant, dated March 3, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with Securities and Exchange Commission on March 8, 2021).

4.4	Form of Placement Agent Ordinary Share Purchase Warrant, dated March 3, 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with Securities and Exchange Commission on March 8, 2021).

4.5	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K File No. 001-35192) filed with the Securities and Exchange Commission on March 16, 2020).

10.1	Master Agreement by and between Pingtan Marine Enterprise Ltd. and Fuzhou Honglong Ocean Fishery Co., Ltd., dated June 19, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on June 25, 2013).

10.2	Promissory Note issued by Pingtan Marine Enterprise Ltd., dated June 19, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on June 25, 2013).

10.3	Share Purchase Agreement by and between Pingtan Marine Enterprise Ltd. and Fuzhou Honglong Ocean Fishery Co., Ltd., dated December 4, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 001-35192) filed with Securities and Exchange Commission on March 14, 2018).

10.4	Employment Agreement between Pingtan Marine Enterprise Ltd. and Xinrong Zhuo, dated August 26, 2016. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 14, 2018)**

10.5	English translation of the Investment Agreement dated February 9, 2015, by and between Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd, China Agriculture Industry Development Fund Co., Ltd, Honghong Zhuo and Xinrong Zhuo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.6	English translation of the Equity Transfer Agreement dated February 9, 2015, by and between Honghong Zhuo, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Fujian Heyue Marine Fishing Development Co., Ltd. (incorporated by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.7	English translation of the Equity Transfer Agreement dated February 9, 2015, by and between Zhiyan Lin, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Fujian Heyue Marine Fishing Development Co., Ltd (incorporated by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.8	English translation of the Agreement of Termination dated February 9, 2015, by and between Honghong Zhuo, Zhiyan Lin, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Pingtan Guansheng Ocean Fishing Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.9	Employment Contract between Pingtan Marine Enterprise Ltd. and LiMing Yung, dated December 5, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on December 5, 2019).**

10.10	Form of Securities Purchase Agreement by and between Pingtan Marine Enterprise Ltd. and purchaser named therein, dated January 7, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with Securities and Exchange Commission on January 7, 2021).

10.11	Placement Agent Agreement by and between Pingtan Marine Enterprise Ltd. and Spartan Capital Securities, LLC, dated January 7, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with Securities and Exchange Commission on January 7, 2021).

10.12	Form of Securities Purchase Agreement by and between Pingtan Marine Enterprise Ltd. and purchasers named therein, dated March 3, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with Securities and Exchange Commission on March 8, 2021).

10.13	Placement Agent Agreement by and between Pingtan Marine Enterprise Ltd. and Spartan Capital Securities, LLC, dated March 3, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with Securities and Exchange Commission on March 8, 2021).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 10, 2014).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101).

*	Filed herewith

**	Indicates a management contract or compensatory plan or arrangement

Pingtan Marine’s Annual Report on Form 10-K for the year ended December 31, 2020, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 12, 2021

Pingtan Marine Enterprise Ltd.

By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Xinrong Zhuo	Chairman of the Board and Chief Executive Officer	October 12, 2021
Xinrong Zhuo	(Principal Executive Officer)

/s/ LiMing Yung	Chief Financial Officer	October 12, 2021
LiMing Yung	(Principal Financial and Accounting Officer)

/s/ Lin Bao	Director	October 12, 2021
Lin Bao

/s/ Zengbiao Zhu	Director	October 12, 2021
Zengbiao Zhu

/s/ Lin Lin	Director	October 12, 2021
Lin Lin

/s/ XingAn Lin	Director	October 12, 2021
XingAn Lin

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pingtan Marine Enterprise Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pingtan Marine Enterprise Ltd. and subsidiaries (collectively the “ompany”) as of December 31, 2020, and the related consolidated statements of operations and comprehensive (loss) income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Equity Investment – Global Deep Ocean

The Company holds a 20% equity interest in Global Deep Ocean (Ping Tan) Industrial Limited (Global Deep Ocean) that is engaged primarily in fishing and seafood processing. As discussed in Notes 2 and 7 to the consolidated financial statements, the Company reviews its investment for other-than-temporary impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. As of December 31, 2020, the value of this investment was approximately

$29,700,000 or 6% of the Company’s total assets.

We identified the valuation of this investment as a critical audit matter not only because of the unique nature of this asset and its materiality in the consolidated financial statements but also the challenge, difficulty and extent of judgement involved in determining the fair value of this asset.

The primary procedures we performed to address this critical audit matter included the following. We evaluated the Company’s approach in assessing the fair value of this investment and discussed with management its evaluation process, specifically the manner in which it conducts the assessment of Global Deep Ocean’s financial condition. We obtained and reviewed the audited financial statements of Global Deep Ocean as of and for the year ended December 31, 2020, noting its critical accounting policies and financial results for the year ended December 31, 2020 and interviewed Global Deep Ocean’s audit firm to obtain an understanding of the procedures and analysis performed and ascertained its independence.

Impairment of Long – Lived Assets

As described in Notes 2 and 9 to the consolidated financial statements, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. The Company evaluates impairment by comparing the carrying amount of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived assets over their calculated fair value. The Company recorded an impairment loss of approximately $66,700,000 for the year ended December 31, 2020 related to certain idle vessels that were deregistered and a fishing vessel under construction.

We identified the Company’s evaluation and calculation of impairment of its long-lived assets as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgement in estimating the revenue component of the future undiscounted cash flows of the group of assets. Auditing these judgments and assumptions used by the Company involves auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence obtained related to management’s significant assumptions, and effort required to determine the reasonableness of these assumptions.

The primary procedures we performed to address this critical audit mater included obtaining management’s impairment analysis of the assets and performed the review of the analysis, tested the supporting documentation related to management’s conclusions that the expected future cash flows are less than the carrying value of the related assets. We assessed the assumptions used and calculations made by management and the reasonableness of the estimates utilized in the determining the amount of the impairment.

Inventory Reserve – Excess of Market Value

As discussed in Notes 2 and 4 to the consolidated financial statements, inventories, consisting of frozen fish and marine catches, are stated at the lower of cost or net realizable value utilizing the weighted average method. The Company regularly evaluates its ability to realize the value of inventories based on a combination of factors including current market prices, obsolescence, forecasted sales and estimated future market value. If inventory costs exceed net realizable value due to market price decreases, obsolescence or quantities in excess of expected demand, the Company will record a reserve for the difference between the cost and the net realizable value. At December 31, 2020, the Company had a reserve for inventory of approximately $16,100,000.

We identified management’s determination of the net realizable value of inventories and the calculation of the inventory reserve as a critical audit matter. The Company’s estimates regarding forecasted sales and estimated current and future market values resulted in significant auditor judgment, subjectivity and effort in performing procedures over the reasonableness of the significant assumptions utilized to estimate the net realizable value of the inventory.

The primary procedures we performed to address this critical audit matter included testing certain internal controls over the Company’s process for determining net realizable value adjustments for determining net realizable value, excess inventory or obsolescence. We evaluated historic write-off activity as compared to total inventories. For a selection of inventory items, we compared the Company’s historic estimates of net realizable value adjustments for excess and obsolescence to the actual physical inventory disposals to evaluate the Company’s ability to accurately estimate the net realizable value adjustments. We evaluated the Company’s ability to forecast sales by comparing prior period sales forecasts to actual results. In addition, we selected inventory items from the underlying data used in the Company’s analysis, and evaluated the Company’s determination of net realizable value adjustments for those items using historic inventory consumption, and the ability to extend expiration dates.

/s/ Wei, Wei & Co., LLP

We have served as the Company’s auditors since 2021.

Flushing, New York

October 12, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHAREHOLDERS AND BOARD OF DIRECTORS

PINGTAN MARINE ENTERPRISE LTD.

CAYMAN ISLAND

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pingtan Marine Enterprise Ltd. and subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor from 2014 to 2021.

Beijing, China

March 16, 2020

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash	$691,933	$10,092,205
Restricted cash	9,912,666	-
Accounts receivable, net of allowance for doubtful accounts	31,946,561	9,273,446
Due from related parties	-	12,477,777
Inventories, net of reserve	67,611,136	30,527,752
Prepaid expenses	170,706	1,354,129
Prepaid expenses-related party	2,015,357	-
Other receivables	1,901,094	613,384

Total Current Assets	114,249,453	64,338,693

OTHER ASSETS:
Cost method investment	3,218,440	3,010,235
Equity method investment	29,689,813	27,923,464
Prepayment for long-term assets	66,083,041	49,040,338
Right-of-use asset	64,220	438,254
Property, plant and equipment, net	250,155,011	259,377,729

Total Other Assets	349,210,525	339,790,020

Total Assets	$463,459,978	$404,128,713

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,792,983	$7,951,766
Accounts payable - related parties	9,966,708	1,707,217
Short-term bank loans	52,414,596	10,034,116
Long-term bank loans - current portion	39,987,577	57,122,789
Accrued liabilities and other payables	12,151,633	11,428,018
Lease liability- current	32,349	375,922
Due to related parties	18,354	168,328

Total Current Liabilities	133,364,200	88,788,156

OTHER LIABILITIES:
Lease liability	-	32,203
Long-term bank loans - non-current portion	245,116,088	160,230,498

Total Liabilities	378,480,288	249,050,857

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 125,000,000 shares authorized; 79,302,428 and 79,055,053 shares issued and outstanding at December 31, 2020 and 2019, respectively.)	79,302	79,055
Additional paid-in capital	82,045,993	81,682,599
(Deficit) retained earnings	(18,594,755)	54,286,454
Statutory reserve	15,751,712	15,748,751
Accumulated other comprehensive (loss)	(9,568,873)	(16,080,908)
Total equity attributable to owners of the Company	69,713,379	135,715,951
Non-controlling interest	15,266,311	19,361,905
Total Shareholders’ Equity	84,979,690	155,077,856
Total Liabilities and Shareholders’ Equity	$463,459,978	$404,128,713

See notes to consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(IN U.S. DOLLARS)

	For the Years Ended December 31,
	2020	2019	2018
REVENUE	$87,240,420	$89,622,156	$64,256,088

COST OF REVENUE	89,661,883	64,396,571	33,239,582

GROSS (LOSS)/ PROFIT	(2,421,463)	25,225,585	31,016,506

OPERATING EXPENSES (INCOME):
Selling	4,850,044	2,715,599	1,622,451
General and administrative	4,091,729	4,163,873	4,513,193
General and administrative - depreciation	3,066,522	3,726,061	5,791,557
Government subsidy	(13,660,284)	(6,440,299)	(8,584,731)
Impairment loss	67,713,324	7,951,635	9,715,058
(Gain) loss on fixed assets disposal	-	(59,432)	2,105,960

Total Operating Expenses, Net	66,061,335	12,057,437	15,163,488

(LOSS) INCOME FROM OPERATIONS	(68,482,798)	13,168,148	15,853,018

OTHER INCOME (EXPENSE):
Interest income	3,745,611	780,604	41,446
Interest (expense)	(13,432,919)	(6,055,310)	(1,210,974)
Foreign currency transaction gain (loss)	607,674	(298,304)	(157,852)
Dividend income from cost method investment	135,338	312,727	382,627
(Loss) on the interest sold	-	(86,603)	-
(Loss) on equity method investment	(156,085)	(486,803)	(192,746)
Other (expense) income	(35,401)	(954,394)	97,179

Total Other Expense	(9,135,782)	(6,788,083)	(1,040,320)

(LOSS) INCOME BEFORE INCOME TAXES	(77,618,580)	6,380,065	14,812,698

INCOME TAXES	-	-	-

NET (LOSS) INCOME	$(77,618,580)	$6,380,065	$14,812,698

LESS: NET (LOSS) INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	(4,740,332)	698,041	1,415,397

NET (LOSS) INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$(72,878,248)	$5,682,024	$13,397,301

COMPREHENSIVE (LOSS) INCOME:
NET (LOSS) INCOME	(77,618,580)	6,380,065	14,812,698
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation gain (loss)	7,156,773	(2,861,319)	(8,387,092)
COMPREHENSIVE (LOSS) INCOME	$(70,461,807)	$3,518,746	$6,425,606
Less: comprehensive (loss) income attributable to the non-controlling interest	(4,095,594)	469,583	744,463
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$(66,366,213)	$3,049,163	$5,681,143

NET (LOSS) INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$(0.92)	$0.07	$0.17

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,121,471	79,055,053	79,055,053

See notes to consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
	Ordinary Shares		Additional			Accumulated Other Comprehensive	Non-	Total
	Number of		Paid-in	Retained	Statutory	Income	controlling	Shareholders’
	Shares	Amount	Capital	Earnings (Deficit)	Reserve	(Loss)	Interest	Equity
Balance, December 31, 2017	79,055,053	79,055	81,682,599	40,349,189	12,978,343	(5,731,889)	18,147,859	147,505,156

Net income	-	-	-	13,397,301	-	-	1,415,397	14,812,698

Appropriation to statutory reserve	-	-	-	(1,781,769)	1,781,769	-	-	-

Dividend declared	-	-	-	(2,371,652)	-	-	-	(2,371,652)

Foreign currency translation adjustment	-	-	-	-	-	(7,716,158)	(670,934)	(8,387,092)

Balance, December 31, 2018	79,055,053	79,055	81,682,599	49,593,069	14,760,112	(13,448,047)	18,892,322	151,559,110

Net income	-	-	-	5,682,024	-	-	698,041	6,380,065

Appropriation to statutory reserve	-	-	-	(988,639)	988,639	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	(2,632,861)	(228,458)	(2,861,319)

Balance, December 31, 2019	79,055,053	79,055	81,682,599	54,286,454	15,748,751	(16,080,908)	19,361,905	155,077,856

Net (loss)	-	-	-	(72,878,248)	-	-	(4,740,332)	(77,618,580)

Common stock issuance for professional fees	247,375	247	363,394					363,641

Appropriation to statutory reserve	-	-	-	(2,961)	2,961	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	6,512,035	644,738	7,156,773

Balance, December 31, 2020	79,302,428	$79,302	$82,045,993	$(18,594,755)	$15,751,712	$(9,568,873)	$15,266,311	$84,979,690

See notes to consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(77,618,580)	$6,380,065	$14,812,698
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation	14,722,446	11,308,882	9,141,975
Increase (decrease) in allowance for doubtful accounts	380,866	8,050	(66,532)
Increase (decrease) in reserve for inventories	14,984,980	(142,370)	429,267
Loss on equity method investment	156,085	486,803	192,746
Common stock issuance for professional fees	209,793	-	-
Loss on the interest sold	-	86,603	-
Loss (gain)on disposal of fixed assets	-	(59,432)	2,016,992
Impairment loss	67,713,324	7,943,585	9,715,058
Changes in operating assets and liabilities:
Accounts receivable	(21,222,129)	(3,110,730)	6,373,815
Inventories	(48,067,241)	(24,918,904)	(2,970,908)
Prepaid expenses	1,199,764	(727,857)	(559,629)
Prepaid expenses - related parties	(1,906,460)	-	-
Other receivables	(1,177,998)	74,967	(450,948)
Accounts payable	8,933,807	(22,443,999)	1,044,710
Accounts payable - related parties	7,701,504	(1,501,793)	1,584,351
Accrued liabilities and other payables	738,755	5,527,508	995,836
Accrued liabilities and other payables - related party	-	(1,290)	(36,918)
Due to related parties	672,932	(9,483,868)	11,080,369
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(32,578,152)	(30,573,780)	53,302,882
CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayment made for long-term assets	(12,913,191)	(49,592,695)	-
Purchase of property, plant and equipment	(86,611,283)	(118,468,793)	(60,930,363)
Proceeds from disposal of property, plant and equipment	-	72,480	-
Proceeds from government grants for fishing vessels construction	29,358,038	35,524,824	5,223,804
NET CASH (USED IN) INVESTING ACTIVITIES	(70,166,436)	(132,464,184)	(55,706,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	93,075,852	10,147,133	14,960,559
Repayments of short-term bank loans	(53,641,846)	(5,062,771)	(14,622,143)
Proceeds from long-term bank loans	108,821,094	208,023,483	5,478,766
Repayments of long-term bank loans	(58,952,604)	(18,880,916)	(5,893,554)
Advances to (from) related parties	-	(10,046,010)	3,891,085
Receipt of payment on loans to related parties	-	(12,618,318)	-
Proceeds from Due from related party	12,619,964	-	-
Payments made for dividend	-	-	(2,371,652)
NET CASH PROVIDED BY FINANCING ACTIVITIES	101,922,460	171,562,601	1,443,061
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,334,522	(399,287)	(899,256)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	512,394	8,125,350	(1,859,872)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - beginning of period	10,092,205	1,966,855	3,826,727
CASH, CASH EQUIVALENTS AND RESTRICTED - end of period	$10,604,599	$10,092,205	$1,966,855
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$20,549,990	$6,419,569	$1,311,455
Income taxes	$-	$-	$-

RECONCILIATION TO AMOUNTS ON CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$691,933	$10,092,205	$1,966,855
Restricted cash	9,912,666	-	-
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$10,604,599	$10,092,205	$1,966,855
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$(12,913,191)	$-	$11,431,500
Property and equipment acquired on credit as payable	$-	$-	$26,488,534

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries, which are included in these consolidated financial statements as of December 31, 2020, are as follows:

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

Fujian Heyue, through its PRC subsidiary, Pingtan Fishing, engages in ocean fishing with its owned and controlled vessels within the Indian Exclusive Economic Zone (“EEZ”), and the international waters.

Going Concern Consideration, Liquidity and Capital Resources

The Company has a working capital deficit of $19,114,747 as of December 31, 2020. In order to mitigate its liquidity risk, the Company plans to rely on the proceeds from loans from banks and/or financial institutions to increase working capital in order to meet capital demands, and the government subsidies for modification and rebuilding projects and reimbursement of certain operating expenses. In addition, Mr. Zhuo, the Chief Executive Officer and Chairman of the Board, will continue to provide financial support to the Company when necessary. From January to September 2021, we received $44.4 million from short-term bank loan, $77.2 million from long-term bank loan, and $19.0 million from government subsidy, with the majority of the bank loan received are for funding working capital. In the same period, we repaid $84.8 bank loans. Hence we believe we have enough resources to operate for at least the next 12 months.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

The Company meets its day-to-day working capital requirements through cash flow provided by operations, bank loans and related parties’ advances. The Indonesian government’s moratorium on fishing license renewals creates uncertainty over fishing operations in Indonesian waters. The Company’s forecasts and projections show that the Company has adequate resources to continue in operational existence to meet its obligations in the twelve months following the date of this filing, considering operations in Indian waters and international waters and consideration of opportunities in new fishing territories. Also, in the past two years, the Company has upgraded 51 fishing vessels and the deployment of these vessels into operation will generate more revenue and cash inflows to the Company. In addition, the Company receives subsidies for modification and rebuilding projects and is reimbursed for certain operating expenses from government entities, as an encouragement of the development of ocean fishing industry.

Considerations related to COVID-19

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

Some of the Company’s customers are fish processing plants that export processed fish products to foreign countries. These customers reduced or postponed their purchases from the Company in the initial stage of the pandemic, but since the middle of the second quarter of 2020, they have adjusted their business strategies in relation to exportation or domestic sales. Because of the reduction or postponement, our unit selling prices decreased, our inventory levels increased and our accounts receivable were not timely paid as anticipated.

The COVID-19 pandemic continues to cause major disruptions to businesses and markets worldwide as the virus spreads or the resurgence in certain jurisdictions. The effects of the pandemic are still evolving, and the ultimate severity and duration and the implications on global economic conditions remains uncertain. Therefore, the extent of the impact of the pandemic on the Company’s financial condition and results of operations is still highly uncertain and will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on the Company’s customers and exporters, how quickly normal economic conditions, operations, and the demand for the Company’s products can resume and whether the pandemic leads to recessionary conditions in the PRC.

While the Company anticipates that its results of operations will continue to be impacted by this pandemic in 2021, the Company is unable to reasonably estimate the extent of the impact on its full-year results of operations, its liquidity or its overall financial position.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates during the years ended December 31, 2020, 2019 and 2018 include the allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and Hong Kong and none of these deposits are not fully covered by insurance. At December 31, 2020 and 2019, cash balances inside mainland PRC are $468,273 and $9,971,626, respectively, and cash balances in Hong Kong are $223,660 and $120,579, respectively, and are not fully uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash consists of cash deposits held by the Export Import Bank of China to secure its bank loans, the bank loans of Hong Long and Global Deep Ocean. At December 31, 2020 and December 31, 2019, restricted cash amounted to $9,912,666 and nil, respectively.

Fair value of financial instruments

The Company utilizes the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments (continued)

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, inventories, prepaid expenses, prepaid expenses – related party, other receivables, accounts payable, accounts payable – related parties, short-term bank loans, accrued liabilities and other payables, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The fair value of the Company’s long-term bank loans under its agreements approximates its carrying value at December 31, 2020 and 2019. The fair value of the Company’s long-term bank loans under its agreements were estimated using Level 2 inputs based on market data. As of December 31, 2020, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At December 31, 2020 and 2019, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $411,131 and $7,960, respectively.

Inventories

Inventories, consisting of frozen fish and marine catches, are stated at the lower of cost or net realizable value utilizing the weighted average method. The cost of inventories is primarily comprised of fuel, freight, depreciation, direct labor, consumables, government levied charges and taxes. Consumables include fishing nets and metal containers used by fishing vessels. The Company’s fishing fleets in Indian waters and the international waters operate throughout the year, although the May to July period has lower catch quantities compared to the October to January period, which is the peak season.

A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record a reserve for the difference between the cost and the net realizable value. These reserves are recorded based on estimates. The Company has a reserve for inventories in the amount of $16,125,749 and $266,405, during the year ended December 31, 2020 and 2019, respectively.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fishing licenses

Each of the Company’s fishing vessels requires an approval from the Ministry of Agriculture and Rural Affairs of the PRC (“MARA”) to carry out ocean fishing projects in international waters and foreign territories, and to the extent required, a fishing license in the local fishing territory where the vessel operates. These approvals are valid for a period from 3 to 12 months and are awarded to the Company at no cost. The Company applies for the renewal of the license prior to expiration to avoid interruptions of each fishing vessels’ operations. Since 2014 there has been a moratorium on fishing in Indonesian waters.

Investment in unconsolidated company – Global Deep Ocean

The Company uses the equity method of accounting in accordance with FASB ASC Topic 323 for its investment in, and earnings or loss of, companies that it does not control but over which it does exert significant influence. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that the recorded value may not be recoverable. The Company reviews its investments for other-than-temporary impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment. The determination of fair value of the investment involves considering factors such as current economic and market conditions, the operating performance of the entities including current earnings trends and forecasted cash flows, and other company and industry specific information. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. See Note 7 for discussion of equity method investment.

Property, plant and equipment

Property, plant and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the statement of operations in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

The estimated useful lives of the assets are as follows:

Estimated useful life
Fishing vessels	10 - 20 Years
Vehicles	5 Years
Office and other equipment	3 - 5 Years

Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $1,476,240, $334,851, and $589,147 for the years ended December 31, 2020, 2019 and 2018, respectively, in the fishing vessels under construction.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates the impairment by comparing the carrying amount of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived assets over their fair value. Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. Since 2014, there has been no progress on fishing license renewals as a result of the Indonesian government’s moratorium, foreign companies, like the Company, cannot obtain renewed fishing licenses issued by the Indonesian government. The management of the Company determined to shift the focus of development to international waters and consider obtaining corresponding fishing permits. The catching and processing capabilities of the 37 vessels in Indonesian waters have not been significantly reduced, however, due to the higher requirements for the catching and processing capabilities of fishing vessels in international waters, the 37 fishing vessels are being carry out the modification and rebuilding project in batches. Based on change in management’s strategy, during the fourth quarter of 2020, the Company deregistered 20 vessels in Indonesian waters and applied to the MARA for building 20 new fishing vessels, among which 12 and 8 fishing vessels are going to be deployed to North Pacific waters and Indian waters for operation, respectively. As of December 31, 2020, the remaining 17 vessels with a net carrying value of approximately $556,000 in Indonesian waters are maintaining existing condition, further redeployment and operation will be based on market conditions and the latest policies. In 2019, the Company dismantled 1 transport vessel and deregistered 16 fishing vessels and applied to the MARA for rebuilding of the remaining 17 vessels. The Company assessed the recoverability of the 50 fishing vessels and 1 krill fishing vessel in the building stage and 17 fishing vessels during the year ended 2020 and 2019 based on the undiscounted future cash flow that the fishing vessels are expected to generate as less than the carrying amount, and recognized an impairment loss. The impairment loss on vessels was $66,694,253, $7,951,635 and $9,715,058 for the years ended 2020, 2019 and 2018, respectively.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Disaggregation of revenue

The following tables disaggregate revenues under ASC Topic 606 by species of fish. For the years ended December 31, 2020, 2019 and 2018, our revenue by species of fish was as follows:

	Year Ended December 31, 2020
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$33,968,115	41,608,084	$0.82	38.9%
Peru squid	14,709,193	10,700,911	1.37	16.9%
Chub mackerel	6,453,289	7,084,126	0.91	7.4%
Cuttle fish	6,145,172	1,452,960	4.23	7.0%
Sardine	4,296,979	11,399,554	0.38	4.9%
Others	21,667,672	11,939,367	1.81	24.9%
Total	$87,240,420	84,185,002	$1.04	100.0%

	Year Ended December 31, 2019
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$35,502,599	32,028,789	$1.11	39.6%
Ribbon fish	12,236,897	3,622,444	3.38	13.7%
Cuttle fish	10,921,686	2,173,027	5.03	12.2%
Peru squid(whole)	7,512,216	4,234,436	1.77	8.4%
Croaker fish	4,884,278	2,301,876	2.12	5.4%
Others	18,564,480	6,433,891	2.89	20.7%
Total	$89,622,156	50,794,463	$1.76	100.0%

	Year Ended December 31, 2018
	Revenue	Volume (KG)	Average price	Percentage of revenue
Ribbon fish	$13,327,231	4,880,638	$2.73	20.7%
Croaker fish	11,525,765	5,223,607	2.21	17.9%
Argentina squid(whole)	9,360,032	2,533,700	3.69	14.6%
Peru squid(whole)	3,008,186	1,896,375	1.59	4.7%
Squid	2,934,602	2,028,995	1.45	4.6%
Chub mackerel	2,592,529	2,858,082	0.91	4.0%
Others	21,507,743	6,868,996	3.13	33.5%
Total	$64,256,088	26,290,393	$2.44	100.0%

Government subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be satisfied. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy, on a systematic basis, to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is credited to the cost of the asset and is released in the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset.

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

The Company is not incorporated nor does it engage in any trade or business in the United States and is not subject to United States federal income taxes. The Company did not derive any significant amount of income subject to such taxes and accordingly, no relevant tax provision is made in the accompanying consolidated statements of operations and comprehensive income (loss).

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company’s subsidiary, Pingtan Fishing, is a qualified ocean fishing enterprise certified by the MARA. The qualification renews on April 1 of each year. Pingtan Fishing is exempt from income tax derived from its ocean fishing operations in the periods it possesses a valid Ocean Fishing Enterprise Qualification Certificate issued by the MARA.

China’s Enterprise Income Tax Law (“EIT Law”), which went into effect on January 1, 2008, also provides that an enterprise established under the laws of foreign countries or regions but whose “de facto management body” is located in the PRC be treated as a resident enterprise for PRC tax purposes and consequently be subject to the PRC income tax at the rate of 25% for its worldwide income. The Implementing Rules of the new EIT Law merely define the location of the “de facto management body” as “the place where the exercising, in substance, of the overall management and control of the production and business operation, personnel, accounting, properties, etc., of a non-PRC company is located.” On April 22, 2009, the PRC State Administration of Taxation further issued a notice entitled “Notice Regarding Recognizing Offshore-Established Enterprises Controlled by PRC Shareholders as Resident Enterprises Based on Their Place of Effective Management.” Under this notice, a foreign company controlled by a PRC company or a group of PRC companies shall be deemed as a PRC resident enterprise if (i) the senior management and the core management departments in charge of its daily operations mainly function in the PRC; (ii) its financial decisions and human resource decisions are subject to decisions or approvals of persons or institutions in the PRC; (iii) its major assets, accounting books, company seals, minutes and files of board meetings and shareholders’ meetings are located or kept in the PRC; and (iv) more than half of the directors or senior management personnel with voting rights reside in the PRC. Based on a review of surrounding facts and circumstances, the Company does not believe that it is likely that its operations outside of the PRC should be considered a resident enterprise for PRC tax purposes. However, due to limited guidance and implementation history of the EIT Law, should the Company be treated as a resident enterprise for PRC tax purposes, the Company will be subject to PRC tax on worldwide income at a uniform tax rate of 25% retroactive to May 3, 2012.

In addition, Pingtan Fishing is not subject to foreign income taxes for its operations in either India or the Western and Central Pacific Fisheries Commission areas.

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

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of December 31, 2020 and 2019, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and amounted to $371,611, $429,091 and $395,344 for the years ended December 31, 2020, 2019 and 2018, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs amounted to $2,557,142, $2,955,762 and $951,216 for the years ended December 31, 2020, 2019 and 2018, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expense on the accompanying consolidated statements of operations and comprehensive income (loss). Advertising amounted to $12,178, $22 and $20,151 for the years ended December 31, 2020, 2019 and 2018, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company and Merchant Supreme and Prime Cheer, the Company’s subsidiaries, is the U.S. dollar. The functional currency of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, the Company’s subsidiaries, is the RMB. For the Company’s subsidiaries Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2020, 2019 and 2018 was $830,704, $(399,287) and $(899,256), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date and any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transactions in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2020 and 2019 were translated at 6.5249 RMB to $1.00 and at 6.9762 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations and comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 were 6.8976RMB, 6.8985RMB and 6.6174RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net income (loss) per share is computed by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of ordinary shares, ordinary share equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of the ordinary shares issuable upon the exercise of ordinary share warrants (using the treasury stock method). Ordinary share equivalents are not included in the calculation of diluted earnings per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table presents a reconciliation of basic and diluted net income per share:

	Year Ended December 31,
	2020	2019	2018
Net (loss) income available to owners of the Company for basic and diluted net income per share of ordinary stock	$(72,878,248)	$5,682,024	$13,397,301
Weighted average ordinary stock outstanding - basic and diluted	79,121,471	79,055,053	79,055,053
Net (loss) income per ordinary share attributable to owners of the Company - basic and diluted	$(0.92)	$0.07	$0.17

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. This 8% interest is shown as a “non-controlling interest” in the accompanying financial statements.

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 included net income (loss) and unrealized gain from foreign currency translation adjustments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2020 and 2019. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the PRC and Hong Kong, and none of these deposits are not fully covered by insurance. The Company has not experienced any losses in such accounts. A portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay are dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivable is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

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

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This standard eliminates the current requirement to disclose the amount or reason for transfers between level 1 and level 2 of the fair value hierarchy and the requirement to disclose the valuation methodology for level 3 fair value measurements. The standard includes additional disclosure requirements for level 3 fair value measurements, including the requirement to disclose the changes in unrealized gains and losses in other comprehensive income during the period and permits the disclosure of other relevant quantitative information for certain unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2019. We applied the new standard beginning January 1, 2020. The adoption of this new standard did not have a material impact on the Company’s financial statements.

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

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”) to clarify the interaction in accounting for equity securities under Topic 321, investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. This ASU is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the existing guidance for income taxes related to the approach for intra-period tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also simplifies the accounting for income taxes by clarifying and amending existing guidance related to the effects of enacted changes in tax laws or rates in the effective tax rate computation, the recognition of franchise tax and the evaluation of a step-up in the tax basis of goodwill, among other clarifications. ASU 2019-12 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the potential effects of this ASU, however, does not expect that its adoption will have a material effect on the Company’s consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 3 – ACCOUNTS RECEIVABLE

At December 31, 2020 and 2019, accounts receivable consisted of the following:

	December 31, 2020	December 31, 2019
Accounts receivable	$32,357,692	$9,281,406
Less: allowance for doubtful accounts	(411,131)	(7,960)
	$31,946,561	$9,273,446

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of an individual balance.

Bad debt expense (recovery) was $380,866, $30,366, and $(66,532) for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 4 – INVENTORIES

At December 31, 2020 and 2019, inventories consisted of the following:

	December 31, 2020	December 31, 2019
Frozen fish and marine catches - warehouse	$44,272,021	$1,933,310
Frozen fish and marine catches - work in progress	20,702,914	25,401,843
Frozen fish and marine catches - in transit	18,761,950	3,459,004
	83,736,885	30,794,157
Less: reserve for inventories	(16,125,749)	(266,405)
	$67,611,136	$30,527,752

Frozen fish and marine catches - work in progress represents fish inventory in vessels’ refrigerators, which has not been delivered to ports in the PRC, nor applied for duty-exemption import into the PRC.

Frozen fish and marine catches -in transit represent fish inventory that obtained duty-exemption import permission and is in the process of being shipped to the PRC.

Frozen fish and marine catches - warehouse represent fish inventory in cold storage warehouses located in the PRC.

As of December 31, 2020, our total inventory balance was $67,611,136 compared to $30,527,752 as of December 31, 2019. The change in the balance is mainly attributable to an increase in frozen fish and marine catches in warehouse by $42.34 million and an increase in frozen fish and marine catches in transit by $15.30 million, a large portion of which was booked as frozen fish and marine catches - work in progress as of December 31, 2019.

A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a reserve for the difference between the cost and the market value. For the year ended 2020, due to the influence of COVID-19, the quantity of inventories increased significantly while the average selling price decreased by over 40%, resulting in the net realizable value of inventories being lower than its cost, which required a significant provision for obsolete inventory in 2020. The provision for obsolete inventory was $16,125,749, $266,405 and $413,893 for the years ended December 31, 2020, 2019 and 2018, respectively. These reserves are recorded based on estimates.

NOTE 5 – OTHER RECEIVABLES

At December 31, 2020 and 2019, other receivables consisted of the following:

	December 31, 2020	December 31, 2019
VAT recoverable (1)	$1,520,501	$-
Other	380,593	613,384
	$1,901,094	$613,384

(1)	The balance of recoverable VAT represents input VAT available to offset VAT to be paid in the future.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 6 – COST METHOD INVESTMENT

At December 31, 2020 and 2019, cost method investment amounted to $3,218,440 and $3,010,235, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank’’), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately US$3.0 million) for of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing has15,113,250 shares and which accounts for a 4.8% investment in the total equity investment of the bank as of December 31, 2020 and 2019.

In accordance with ASC Topic 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment of this investment as of December 31, 2020 and 2019.

NOTE 7 – EQUITY METHOD INVESTMENT

At December 31, 2020 and 2019, the investment accounted for under the equity method amounted to $29,689,813 and $27,923,464, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with two unrelated companies in the PRC. In April 2017, these two companies sold their shares to another unrelated party, Zhen Lin. On September 3, 2020, Zhen Lin sold his shares to Fujian Xinqiao Agricultural Development Group Co., Ltd. As of December 31, 2020, Pingtan Fishing and Fujian Xinqiao Agricultural Development Group Co., Ltd. accounted for 20% and 80% of the total ownership, respectively.

Global Deep Ocean processes, stores, and transports Deep Ocean fishing products. The total registered capital of Global Deep Ocean is RMB 1 billion (approximately US$153.3 million) and as of December 31, 2020, Pingtan Fishing had contributed its share of registered capital of RMB 200 million (approximately US$30.7 million).

Global Deep Ocean commenced operations in 2020. During the years ended December 31, 2020, 2019 and 2018, we purchased frozen shrimp from Global Deep Ocean for approximately $17,187,000, nil and nil, respectively.

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the years ended December 31, 2020, 2019 and 2018, the Company’s share of Global Deep Ocean’s net loss was $156,085, $486,803 and $192,746, respectively, which was included in “loss on equity method investment” in the accompanying consolidated statements of operations and comprehensive (loss) income.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	December 31, 2020	December 31, 2019
Current assets	$123,683,068	$75,494,648
Noncurrent assets	40,594,887	25,108,507
Current liabilities	7,910,987	860,179
Noncurrent liabilities	93,763,889	50,428,600
Equity	62,603,079	49,314,376

	Year ended December 31,
	2020	2019	2018
Net revenue	$21,193,564	$-	$-
Gross loss	(232,431)	-	-
Loss from operations	(780,422)	(2,434,002)	(963,731)
Net loss	(780,422)	(2,434,016)	(963,731)

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 8 – PREPAYMENT FOR LONG-TERM ASSETS

At December 31, 2020 and 2019, prepayment for long-term assets consisted of prepayment for fishing vessels’ construction. The Company reclassifies the prepayment for fishing vessels’ construction to construction-in-progress using the percentage of completion method. In 2020, the Company reclassified RMB778,288,796 (approximately US$112.8 million) from prepayment for long-term assets to construction-in-progress and fishing vessels.

In 2020, a summary of activities in prepayment for long-term assets was as follows:

Prepayment for fishing vessels’ construction
Balance - December 31, 2018	$-
Prepayments made for fishing vessels’ construction	200,844,827
Reclassification to construction-in-progress	(151,252,132)
Foreign currency fluctuation	(552,357)
Balance - December 31, 2019	49,040,338
Prepayments made for fishing vessels’ construction	125,747,916
Reclassification to construction-in-progress and fishing vessels	(112,834,725)
Foreign currency fluctuation	4,129,512
Balance – December 31, 2020	$66,083,041

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

At December 31, 2020 and 2019, property, plant and equipment consisted of the following:

	Useful life	December 31, 2020	December 31, 2019
Fishing vessels	10 - 20 Years	$304,764,105	$304,619,431
Vehicles	5 Years	23,336	21,826
Office and other equipment	3 – 5 Years	488,084	427,154
		305,275,525	305,068,411
Less: accumulated depreciation		(55,120,514)	(45,690,682)
		$250,155,011	$259,377,729

In 2020, the Company received a government subsidy for 30 completed fishing vessels that amounted to RMB 202.5 million (approximately US$29.4 million). The subsidy is related to assets, which require deducting it from the carrying amount of the asset.

For the years ended December 31, 2020, 2019 and 2018, depreciation expense amounted to $14,722,446, $11,308,882 and $9,141,975, respectively, of which $11,655,924, $7,582,821 and $3,350,417, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

The Company had 82 and 70 fishing vessels at December 31, 2020 and 2019, with net carrying amounts of approximately $227.3 million and $190.8 million, respectively, pledged as collateral for its bank loans.

Since 2014, there has been no progress on fishing license renewals as a result of the Indonesian government’s moratorium, foreign companies, like the Company, cannot obtain renewed fishing licenses issued by the Indonesian government. The management of the Company determined to shift the focus of development to the international waters and consider obtaining corresponding fishing permits. In response to impairment triggering events, the Company recorded impairment loss on vessels was $66,694,253, $7,951,635 and $9,715,058 for the year ended 2020, 2019 and 2018, respectively. See Note 2 for further details.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 10 – RELATED PARTIES TRANSACTIONS

Due from related party

At December 31, 2020 and 2019, the due from related party amount consisted of the following:

	December 31, 2020	December 31, 2019
Due from related party-Honglong	$-	$12,477,777

Due from related party-Honglong was repaid within one year, with an annual interest rate of 4.35%. Interest earned was $2.9 million, $0.7 million and nil for the years ended December 31, 2020, 2019 and 2018, respectively.

Accounts payable - related parties

At December 31, 2020 and 2019, accounts payable - related parties consisted of the following:

Name of related party	December 31, 2020	December 31, 2019
Global Deep Ocean	$7,602,944	$-
Hong Long (1)	781,225	270,230
Fujian Jingfu Ocean Fishery Development Co., Ltd. (2)	1,327	-
Huna Lin(3)	1,581,212	1,436,987
	$9,966,708	$1,707,217

(1)	Hong Long is an affiliate company majority owned by an immediate family member of the Company’s CEO.

(2)	Fujian Jingfu Ocean Fishery Development Co., Ltd. is a subsidiary of Hong Long.

(3)	Huna Lin is an immediate family of Zhiyan Lin, and Zhiyan Lin is shareholder of Pingtan Fishing,

These accounts payable - related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Due to related parties

At December 31, 2020 and 2019, the due to related parties amount consisted of the following:

	December 31, 2020	December 31, 2019
Accrued compensation for LiMing Yung, Chief Financial Officer	$15,000	$15,000
Accrued compensation for Xinrong Zhuo, Chief Executive Officer	3,354	3,328
Advance from Xinrong Zhuo	-	150,000
	$18,354	$168,328

The advance from Xinrong Zhuo, the Company’s Chief Executive Officer, is for working capital purposes and short-term in nature, non-interest bearing, unsecured and payable on demand.

Operating lease

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the annual rent is RMB 84,000 (approximately US$12,200) and the renewed Office Lease expires on July 31, 2021.

For the years ended December 31, 2020, 2019 and 2018, rent expense related to the Office Lease amounted $12,178, $12,177 and $12,694, respectively. Future minimum rental payment required under the Office Lease is as follows:

Year Ending December 31:	Amount
2021	$7,104

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Sales to related parties

During the years ended December 31, 2020, 2019 and 2018 selling to related parties were as follows:

	Year Ended December 31,
	2020	Percentage of revenue	2019	Percentage of revenue	2018	Percentage of revenue

Xiamen International Trade Honglong Industrial Co., Ltd.	$733,318	0.8%	$-	-%	$-	-%

Purchases from related parties

During the years ended December 31, 2020, 2019 and 2018, purchases from related parties were as follows:

	Year Ended December 31,
	2020	2019	2018
Purchase of fuel, freight, fishing nets and other on-board consumables
Fuzhou Honglong Ocean Fishery Co., Ltd.	$2,001,375	$5,021,348	$2,046,821
Zhiyan Lin	2,950	4,068	-
Huna Lin	11,279,793	-	-
	13,284,118	5,025,416	2,046,821
Purchase of vessel maintenance service
Huna Lin	-	481,119	48,388
Zhiyan Lin	7,144	-	-
Fuzhou Honglong Ocean Fishery Co., Ltd.	-	-	71,084
	7,144	481,119	119,472
Purchase of frozen shimp
Global Deep Ocean	17,186,623	-	-
	17,186,623	-	-
Purchase of storage and transportation service
Fuzhou Honglong Ocean Fishery Co., Ltd.	-	114,230	465,863
Fujian Jingfu Ocean Fishery Development Co., Ltd.	707,153	-	-
	707,153	114,230	465,863

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 11 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturity. The Company is in compliance with all debt covenants. At December 31, 2020 and December 31, 2019, short-term bank loans consisted of the following:

	December 31, 2020	December 31, 2019
Loan from Fujian Haixia Bank, due on November 1, 2020 with annual interest rate of 6.09% at December 31, 2019, collateralized by Hong Long’s 6 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%.	$-	$4,300,335
Loan from Fujian Haixia Bank, due on November 6, 2020 with annual interest rate of 6.09% at December 31, 2019, collateralized by Hong Long’s 6 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%.	-	5,017,058
Loan from Fujian Haixia Bank, due on November 14, 2020 with annual interest rate of 6.09% at December 31, 2019, collateralized by Hong Long’s 6 fishing vessels and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%.	-	716,723
Loan from Fujian Haixia Bank, due on October 29, 2021 with annual interest rate of 6.09% at December 31, 2020, collateralized by Hong Long’s 5 fishing vessels, the Company’s 1 fishing vessel and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%.	10,728,134	-
Loan from The Export-Import Bank of China, due on January 21, 2021 with annual interest rate of 3.88% at December 31, 2020, guaranteed by Pin Lin, Xinrong Zhuo and Hong Long, pledged deposits provided by Hong Long amounted to RMB 42 million, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	41,686,462	-
	$52,414,596	$10,034,116

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 11 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturity. The Company is in compliance with all long-term bank loan covenants. At December 31, 2020 and December 31, 2019, long-term bank loans consisted of the following:

	December 31, 2020	December 31, 2019
Loan from The Export-Import Bank of China, due on various dates until August 28, 2020 with annual interest rate of 4.75% at December 31, 2019, guaranteed by Hong Long, Xinrong Zhuo and Ping Lin.	$-	$4,730,369
Loan from The Export-Import Bank of China, due on various dates until January 30, 2023 with annual interest rate of 4.90% at December 31, 2020 and 2019, guaranteed by Xinrong Zhuo and Ping Lin and collateralized by 2 fishing vessels and collateralized by two related parties’ investments in equity interest of one PRC local banks.	2,298,886	5,017,058
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.15% at December 31, 2020 and 2019, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 17 fishing vessels, the debt ratio of borrower should not be higher than 80%.	4,291,254	5,447,092
Loan from The Export-Import Bank of China, due on various dates until March 28, 2025 with annual interest rate of 4.95% at December 31, 2020 and 2019, guaranteed by Hong Long, Xinrong Zhuo, Ping Lin and collateralized by 20 fishing vessels.	58,238,440	65,938,477
Loan from The Export-Import Bank of China, due on various dates until September 30, 2020 with annual interest rate of 4.75% at December 31, 2019, guaranteed by Hong Long, Xinrong Zhuo, Ping Lin and collateralized by equity investment of 67 million shares of Hong Long in Xiamen International Bank.	-	16,484,619
Loan from The Export-Import Bank of China, due on various dates until August 21, 2026 with annual interest rate of 4.70% at December 31, 2020 and 2019, guaranteed by Pin Lin, Xinrong Zhuo and Yaohua Zhuo, 15 fishing vessels, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	57,931,922	63,214,931
Loan from The Export-Import Bank of China, due on various dates until October 21, 2025 with annual interest rate of 4.70% at December 31, 2020 and 2019, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo and Hong Long, 15 fishing vessels and 1 transport vessel, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	49,809,192	45,017,345
Loan from China Development Bank, due on various dates until July 30, 2026 with annual interest rate of 5.39% at December 31, 2020 and 2019, guaranteed by Xinrong Zhuo, 11 fishing vessels and 6 Hong Long’s fishing vessels, real estate of Mingguang Wanhao Property co., LTD., totalled area 22,123.50m2, the debt ratio of borrower should not be higher than 80%.	10,383,301	11,503,396
Loan from The Export-Import Bank of China, due on various dates until April 21, 2028 with annual interest rate of 4.65% at December 31, 2020, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo, Hong Long and Huanghai Shipbuilding Co., Ltd., the Land Use Right of B2 plot in central business district on the north shore of Minjiang river, 1 vessel.	19,923,677	-
Loan from The Export-Import Bank of China, due on various dates until December 21, 2028 with annual interest rate of 4.65% at December 31, 2020, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo, Hong Long and Huanghai Shipbuilding Co., Ltd., the Land Use Right of B2 plot in central business district on the north shore of Minjiang river, 1 vessel.	21,456,268	-
Loan from The Export-Import Bank of China, due on various dates until August 21, 2022 with annual interest rate of 2.20% at December 31, 2020, guaranteed by Hong Long, Xinrong Zhuo and Pin Lin.	21,000,000	-
Loan from Bank of Communications, due on various dates until June 27, 2025 with annual interest rate of 4.650% at December 31, 2020, guaranteed by Xinrong Zhuo, Huanghai Shipbuilding Co., Ltd. and Fujian Jingfu Ocean Fishery Development Co., Ltd..	39,770,725	-
Total long-term bank loans	285,103,665	217,353,287
Less: current portion	(39,987,577)	(57,122,789)
Long-term bank loans, non-current portion	$245,116,088	$160,230,498

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 11 – BANK LOANS (continued)

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending December 31,	Principal
2021	$39,987,577
2022	72,967,855
2023	57,088,998
2024	55,403,148
2025	43,219,053
Thereafter	16,437,034
$285,103,665
Less: current portion	(39,987,577)
Long-term liability	$245,116,088

The weighted average interest rate for short-term bank loans was approximately 5.3%, 6.5% and 5.5% for the years ended December 31, 2020, 2019 and 2018, respectively.

The weighted average interest rate for long-term bank loans was approximately 4.4%, 5.4% and 5.2% for the years ended December 31, 2020, 2019 and 2018, respectively.

For the years ended December 31, 2020, 2019 and 2018, interest expense related to bank loans amounted to $14,909,159, $6,700,421 and $1,800,121, respectively, of which, $1,476,240, $334,851 and $589,147 was capitalized to construction-in-progress, respectively.

NOTE 12 – ACCRUED LIABILITIES AND OTHER PAYABLES

At December 31, 2020 and December 31, 2019, accrued liabilities and other payables consisted of the following:

	December 31, 2020	December 31, 2019
Accrued salaries and related benefits	$11,440,174	$10,003,346
Accrued interest	462,304	339,629
Other	249,155	1,085,043
	$12,151,633	$11,428,018

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

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. As of December 31, 2015, the Company appropriated the required 50% of its registered capital to statutory reserve for Heyue. Accordingly, no additional statutory reserve for Heyue was required for the years ended December 31, 2020, 2019 and 2018.. The Company made appropriation to statutory reserve for Pingtan Fishing amounted to $2,961 by the end of year 2020.

Pingtan Guansheng, Pingtan Dingxin, Pingtan Ocean, Fuzhou Howcious Investment, Pingtan Shinsilkroad and Pingtan Yikang had sustained losses since their establishment. No appropriation to their statutory reserves was required as they incurred recurring net losses.

For the years ended December 31, 2020 and 2019, statutory reserve activities for Pingtan Fishing and Fujian Heyue were as follows:

	Pingtan Fishing	Fujian Heyue	Total
Balance - December 31, 2018	$13,955,930	$804,182	$14,760,112
Addition to statutory reserve	988,639	-	988,639
Balance – December 31, 2019	14,944,569	804,182	15,748,751
Addition to statutory reserve	2,961	-	2,961
Balance – December 31, 2020	$14,947,530	$804,182	$15,751,712

Common stock issuance for professional fees

During the year ended December 31,2020, the company engaged professional firms for services directly relating to issuance of shares, and incurred $363,641.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At December 31, 2020 and 2019, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong where there are currently no rules or regulations in place for obligatory insurance to cover bank deposits in event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

	Year Ended December 31,
Customer	2020	2019	2018
A	14%	19%	17%
B	13%	*	*
C	11%	15%	19%
D	10%	*	*
E	*	*	14%

*	less than 10%

Six customers, whose outstanding accounts receivable accounted for 10% or more of the Company’s total outstanding accounts receivable at December 31, 2020, accounted for 87.4% of the Company’s total outstanding accounts receivable at December 31, 2020. Three customers, whose outstanding accounts receivable accounted for 10% or more of the Company’s total outstanding accounts receivable at December 31, 2019, accounted for 74.9% of the Company’s total outstanding accounts receivable at December 31, 2019.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS (continued)

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
Supplier	2020	2019	2018
A	32%	44%	25%
Global Deep Ocean (equity investment)	15%	*	*
C	13%	*	*
D	10%	*	*
E	*	16%	24%
F	*	*	17%

*	less than 10%

Two suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2020, accounted for 76.0% of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2020. Two suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2019, accounted for 76.0% of the Company’s total outstanding accounts payable and accounts payable – related parties at December 31, 2019.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of December 31, 2020 and 2019, which have not been reflected in its consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 15 – COMMITMENTS AND CONTINGENCIES (continued)

Operating lease

See note 10 for related party operating lease commitment.

Rental payment

On March 1, 2018, the Company entered into a lease agreement (the “Lease Agreement”) for office space in Hong Kong. Pursuant to the Lease Agreement, the monthly payments are HK$298,500 (approximately US$38,000). The Lease Agreement expired on February 28, 2021.

For the years ended December 31, 2020, 2019 and 2018, rent expense and corresponding administrative service charge related to the Service Agreement amounted to $461,786, $457,098 and $457,063, respectively.

As of December 31, 2020, future minimum lease payments on operating leases were as follows:

December 31, 2020
Maturity of lease liabilities
2021	$64,975
Total minimum lease payments	64,975
Imputed interest	(32,626)
Present value of minimum lease payments	$32,349

The remaining lease terms (in years) and discount rates consisted of the following:

December 31, 2020
Lease term and discount rate
Remaining operating lease term	0.16
Discount rate	5.13%

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 16 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.

Condensed Parent Company Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$-	$-
Other receivable	-	-
Investments in subsidiaries at equity	89,333,519	153,728,021
Total current assets	89,333,519	153,728,021
Other assets:
Property, plant and equipment	1,540,520	18,394,635
Total assets	$90,874,039	$172,122,656
LIABILITIES AND EQUITY
Current liabilities:
Due to related parties	$5,894,349	$17,044,800
Total liabilities	5,894,349	17,044,800
Shareholders’ equity:
Equity attributable to owners of the company:
Ordinary shares ($0.001 par value; 125,000,000 shares authorized; 79,302,428 and 79,055,053 shares issued and outstanding at December 31, 2020 and 2019, respectively.)	79,302	79,055
Additional paid-in capital	82,045,993	81,682,599
Retained earnings	(2,843,043)	70,035,205
Accumulated other comprehensive loss	(9,568,873)	(16,080,908)
Total equity attributable to owners of the company	69,713,379	135,715,951
Non-controlling interest	15,266,311	19,361,905
Total shareholders’ equity	84,979,690	155,077,856
Total liabilities and equity	$90,874,039	$172,122,656

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 16 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.

Condensed Parent Company Statements of Operations

	For the Year Ended December 31,
	2020	2019	2018
Revenue	$-	$-	$-
Cost of revenue	-	-	-
Operating expenses:
General and administrative	(17,215,617)	(2,198,906)	(2,730,666)
Total operating expenses	(17,215,617)	(2,198,906)	(2,730,666)
Loss from operations	(17,215,617)	(2,198,906)	(2,730,666)
Other expense	(26)	(8)	(174)
Loss attributable to parent only	(17,215,643)	(2,198,914)	(2,730,840)
Equity in income of subsidiaries	(60,402,937)	8,578,979	17,543,538
Net (loss) income	(77,618,580)	6,380,065	14,812,698
Less: net income attributable to the non-controlling interest	(4,740,332)	698,041	1,415,397
Net (loss) income attributable to owners of the company	$(72,878,248)	$5,682,024	$13,397,301

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 16 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.

Condensed Parent Company Statements of Cash Flows

	For the Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITES
Net (loss) income	$(77,618,580)	$6,380,065	$14,812,698
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Equity in (income) loss of subsidiaries	60,402,937	(8,578,979)	(17,543,538)
Changes in assets and liabilities:
Prepaid expenses	-	-	-
Other receivable	-	-	-
Accrued liabilities and other payables	-	-	-
Due to related parties	23,430,302	37,947	(20,000)
NET CASH USED IN OPERATING ACTIVITIES	6,214,659	(2,160,967)	(2,750,840)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment payments to subsidiaries	-	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired from subsidiaries	4,935,792	2,165,959	5,140,707
Advances from related parties	-	-	-
Return to related parties	(11,150,452)	(4,992)	(18,215)
Payments made for dividend	-	-	(2,371,652)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(6,214,659)	2,160,967	2,750,840
NET (DECREASE) INCREASE IN CASH	-	-	-
CASH - beginning of year	-	-	-
CASH - end of year	$-	$-	$-

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

Note 3. Retained Earnings

The retained earnings in the Company’s stand-alone financial statements do not represent the distributable earnings of the Group as it includes the statutory reserve of its subsidiaries in PRC of $15,751,712 and $15,748,751 as of December 31, 2020 and 2019, respectively.

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with our consolidated financial statements. The sum of the quarterly net (loss) income per share amounts do not necessarily equal the annual amount reported, as per share amounts are computed independently for each quarter and the annual period based on the weighted average common shares outstanding in each period. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter
2020	First	Second	Third	Fourth
Revenue	$17,307,000	$23,463,133	$15,448,083	$31,022,204
Gross profit	5,752,557	2,163,213	1,660,562	(11,997,795)
Net income (loss)	8,417,076	(1,661,380)	781,695	(85,155,971)
Net income (loss) attributable to owners of the Company	7,664,690	(1,576,010)	689,184	(79,656,112)
Basic and diluted net income (loss) per ordinary share attributable to owners of the Company	$0.10	$(0.02)	$0.01	$(1.00)

	Quarter
2019	First	Second	Third	Fourth
Revenue	$18,424,209	$25,463,094	$11,179,946	$34,554,907
Gross profit	4,080,651	9,266,814	3,585,232	8,292,888
Net income (loss)	(1,968,339)	5,033,967	4,410,393	(1,095,956)
Net income (loss) attributable to owners of the Company	(1,887,239)	4,579,044	4,032,534	(1,042,315)
Basic and diluted net income (loss) per ordinary share attributable to owners of the Company	$(0.02)	$0.06	$0.05	$(0.01)

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 18 – SUBSEQUENT EVENTS

On January 8, 2021, the Company received $4 million investment through issuing 4,000,000 of its Series A Convertible Preferred Shares, par value $0.001 per share (“Series A Preferred Shares”), in a registered direct offering. Each Series A Preferred Share is convertible into the Company’s ordinary shares at a conversion price per share equal to the lesser of (i) $2.00 and (ii) 90% of the lowest volume weighted average price of the ordinary shares on a trading day during the ten trading days prior to the conversion date, but not lower than $0.44, subject to certain adjustments. Holders of Series A Preferred Shares are entitled to receive dividends of 8.0% per annum. In connection with the offering, the Company engaged Spartan Capital Securities, LLC to act as its exclusive placement agent. In consideration for its placement agent services, the Company paid Spartan Capital Securities, in addition to certain other fees and expenses, warrants to purchase 149,733 ordinary shares of the Company at an exercise price per share of $1.87, subject to adjustment. The warrants are exercisable, in whole or in part, commencing on a date that is six months and one day after the closing of the offering and expire on the five-year anniversary of the closing.

On January 18, 2021, the Company received a loan of $34.0 million from The Export-Import Bank of China. The loan is due on January 15, 2023 with interest of 4.00%.

On January 20, 2021, the Company received loans of $29.1 million and $12.6 million from Haixia Bank. The loans are due on January 19 and 20, 2022 with interest of 6.09%.

On January 22, 2021, the Company repaid a short-term bank loan of $41.7 million to The Export-Import Bank of China in accordance with the loan repayment schedule.

On January 29, 2021, the Company received a government subsidy of $860,653.

On February 1, 2021, the Company received a loan of $2.8 million from Haixia Bank. The loan is due on January 20, 2022 with interest of 6.09%.

On February 7, 2021, the Company repaid a long-term bank loan of $4.83 million to The Export-Import Bank of China in accordance with the loan repayment schedule.

On February 18, 2021, the Company received a loan of $11.0 million from The Export-Import Bank of China. The loan is due on February 17, 2023 with interest of 2.20%.

On February 21, 2021, the Company repaid a long-term bank loan of $0.3 million to The Export-Import Bank of China in accordance with the loan repayment schedule.

On March 8, 2021, the Company sold 3,625,954 ordinary shares at a price of $1.31 per share, and 2,719,464 five-year warrants to purchase ordinary shares at an exercise price of $1.31 per share, in a registered direct offering. The net proceeds to the Company from this offering were approximately $4.35 million. In connection with the offering, the Company engaged Spartan Capital Securities, to act as its exclusive placement agent. In consideration for its placement agent services, the Company paid Spartan Capital Securities, in addition to certain other fees and expenses, warrants to purchase 253,816 ordinary shares of the Company at an exercise price per share of $1.31, subject to adjustment. The warrants are exercisable, in whole or in part, commencing on a date that is six months and one day after the closing of the offering and expire on the five-year anniversary of the closing.

On March 21, 2021, the Company repaid a long-term bank loan of $6.1 million to The Export-Import Bank of China in accordance with the loan repayment schedule.

On April 21, 2021, the Company repaid a long-term bank loan of $5.0 million to The Export-Import Bank of China in accordance with the loan repayment schedule.

On May 12, 2021, the Company repaid a long-term bank loan of $0.8 million to The China Development Bank in accordance with the loan repayment schedule.

On June 18, 2021, the Company repaid a long-term bank loan of $1.0 million to The China Development Bank in accordance with the loan repayment schedule.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 18 – SUBSEQUENT EVENT (continued)

On June 17, 2021, the Company received a government subsidy of $389,278.

On June 21, 2021, the Company repaid a long-term bank loan of $3.8 million to The Bank of Communications in accordance with the loan repayment schedule.

On June 29, 2021, the Company received a loan of $22.5 million from The Export-Import Bank of China. The loan is due on June 21, 2028 with interest of 4.65%.

On July 21, 2021, the Company repaid a long-term bank loan of $0.7 million to The Bank of Communications in accordance with the loan repayment schedule.

On August 19, 2021, the Company received a government subsidy of $229,889.

On August 21, 2021, the Company repaid a short-term loan and a long-term bank loan of $0.4 million and $4.8 million to The Export-Import Bank of China in accordance with the loan repayment schedule, respectively.

On September 2, 2021, the Company received a loan of $4.1 million from The Export-Import Bank of China. The loan is due on July 1, 2023 with interest of 2.20%.

On September 2, 2021, the Company repaid a long-term bank loan of $4.3 million to The Export-Import Bank of China in accordance with the loan repayment schedule.

On September 10, 2021, the Company received a loan of $1.1 million from The Export-Import Bank of China. The loan is due on July 1, 2023 with interest of 2.20%.

On September 10, 2021, the Company repaid a long-term bank loan of $1.2 million to The Export-Import Bank of China in accordance with the loan repayment schedule.

On September 15, 2021, the Company received a loan of $4.4 million from The Export-Import Bank of China. The loan is due on July 1, 2023 with interest of 2.20%.

On September 15, 2021, the Company repaid a long-term bank loan of $4.4 million to The Export-Import Bank of China in accordance with the loan repayment schedule.

On September 21, 2021, the Company repaid a long-term bank loan of $6.1 million to The Export-Import Bank of China in accordance with the loan repayment schedule.

In 2021, the Company found that the construction of the krill vessel was behind schedule than contracted. After several reminders to Huanghai Shipbuilding Co., Ltd. there was no improvement in progress. In September 2021, the Company's board of directors expressed serious concern about the construction of krill vessel. The Company decided to make an impairment on this vessel with amount beyond recoverable

On September 30, 2021, the Company received a government subsidy of $17,506,169.