Form 10-K/A
period 2020-12-31
Pingtan Marine Enterprise Ltd.
filed 2021-10-19
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KA

Amendment No. 1

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

EXPLANATORY NOTE

Pingtan Marine Enterprise Ltd. (“PME”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (this “Amendment No. 1”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 13, 2021 (the “Original Filing”), solely to supplement Note 18 (Subsequent Events) to PME’s consolidated financial statements included therein to include information regarding an impairment charge of a krill vessel and the conversion and redemption of shares of the Company’s preferred stock.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has also been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as expressly stated above, this Amendment No. 1 neither alters the Original Filing nor updates the Original Filing to reflect events or developments since the date of the filing of the Original Filing.

For convenience of reference only, this Amendment No. 1 restates in its entirety the full text of the Original Filing, as amended by this Amendment No. 1.

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

	Year Ended December 31,
	2020	2019
Insurance	$1,896,216	$1,446,095
Storage fees	1,331,008	428,625
Customs clearance charges	745,842	173,572
Shipping and handling fees	371,611	429,091
Advertising	12,178	22
Other	493,189	238,194
	$4,850,044	$2,715,599

●	For the year ended December 31, 2020, insurance expense increased by $450,121, or 31.1%, as compared to the year ended December 31, 2019. The increase was mainly attributable to 11 vessels completed their modification and rebuilding projects in the second half of 2020 and were insured accordingly.

●	For the year ended December 31, 2020, storage fees increased by $902,383, or 210.5%, as compared to the year ended December 31, 2019. The increase was mainly attributable to larger warehouses being rented as more fish were delivered for inventory.

●	For the year ended December 31, 2020, customs clearance charge increased by $572,270, or 329.7%, as compared to the year ended December 31, 2019. The change was mainly attributable to the number of customs declarations.

●	For the year ended December 31, 2020, shipping and handling fees decreased by $57,480, or 13.4%, as compared to the year ended December 31, 2019.

●	For the year ended December 31, 2020, advertising expenses increased by $12,156, or 55,254.5%, as compared to the year ended December 31, 2019.

●	Other miscellaneous selling expense for the year ended December 31, 2020 increased by $254,995, or 107.1%, as compared to the year ended December 31, 2019. The increase was mainly attributable to the increase in satellite communication fees for fishing vessels.

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

Subsidy

The subsidy mainly consists of an incentive granted by the Chinese government to encourage the development of the ocean fishing industry in order to satisfy the demand of natural seafood in the PRC and other miscellaneous subsidies from the Chinese government. For the year ended December 31, 2020, subsidies increased by $7,219,985, or 112.1%, as compared to the year ended December 31, 2019. The change was mainly due to the government’s subsidy disbursement schedule. The subsidy received for the years ended December 31, 2020 and 2019 contributed $0.17 and $0.08 earnings per share, respectively.

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

Net income attributable to ordinary shareholders of the Company

The net loss attributable to ordinary shareholders of the Company was $(72,878,248), or $(0.92) per ordinary share (basic and diluted), for the year ended December 31, 2020, compared to net income attributable to ordinary shareholders of the Company of $5,682,024, or $0.07 per ordinary share (basic and diluted), for the year ended December 31, 2019.

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

Net income attributable to ordinary shareholders of the Company

The net income attributable to ordinary shareholders of the Company was $5,682,024, or $0.07 per ordinary share (basic and diluted), for the year ended December 31, 2019, compared to net income attributable to ordinary shareholders of the Company of $13,397,301, or $0.17 per ordinary share (basic and diluted), for the year ended December 31, 2018, a change of $7,715,277 or 57.6%.

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

Cash flows for the year ended December 31, 2020 compared to the year ended December 31, 2019

The following summarizes the key components of our cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Net cash (used in) operating activities	$(32,578,152)	$(30,573,780)
Net cash (used in) investing activities	(70,166,436)	(132,464,184)
Net cash provided by financing activities	101,922,460	171,562,601
Effect of exchange rate on cash	1,334,522	(399,287)
Net increase in cash	$512,394	$8,125,350

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

Cash flows for the year ended December 31, 2019 compared to the year ended December 31, 2018

The following summarizes the key components of our cash flows for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Net cash (used in) provided by operating activities	$(30,573,780)	$53,302,882
Net cash (used in) investing activities	(132,464,184)	(55,706,559)
Net cash provided by financing activities	171,562,601	1,443,061
Effect of exchange rate on cash	(399,287)	(899,256)
Net increase (decrease) in cash	$8,125,350	$(1,859,872)

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

Due to more vessels deployed for fishing operations in international waters and a decrease in inventory turnover due to the influence of the COVID-19, the quantity of inventories at the end of 2020 increased by 561% compared to the previous year and average selling prices decreased by 41% compared to last year, resulting in a net realizable value of inventories being lower than ourcost, which in turn led to a significant increase in the provision for excess and obsolete inventory. The determination of the net realizable value of inventories involves accounting estimates and assumptions, such as the expected sales price of the inventories and the Company’s expected ability to sell the inventories before they expire. The above accounting estimates are the Company’s best estimates after taking into account historical sales prices and capacity, current market sales prices, marketing and sales, expected market sales and the actual achievement of estimated selling prices and sales volumes made by the Company in the past. When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. We recorded a reserve for inventories in the amount of $16,125,749 and $266,405, during the years ended December 31, 2020 and 2019, respectively.

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

Compensation Committee. Messrs. Xing An Lin, Zengbiao Zhu and Lin Lin currently serve on the Compensation Committee, which is currently chaired by Mr. Zhu. Each member of the Compensation Committee is “independent” as that term is defined in the rules of the Commission and within the meaning of such term as defined under the listing standards of The NASDAQ Stock Market, a “nonemployee director” for purposes of Section 16 of the Exchange Act. Our Compensation Committee assists our Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. The Compensation Committee’s responsibilities include:

●	reviewing and advising the Board concerning our overall compensation philosophy, policies and plans, including a review of both regional and industry compensation practices and trends;

●	reviewing and approving corporate and personal performance goals and objectives relevant to the compensation of all executive officers, and make recommendations regarding all executive compensation;

●	recommending establishment and terms of incentive compensation plans and equity compensation plans, and administer such plans;

●	making and approving grants of options and other equity awards to all executive officers and directors under our compensation plans;

●	reviewing and making recommendations to the Board regarding compensation-related matters outside the ordinary course, including but not limited to employment contracts, change-in-control provisions, severance arrangements, and material amendments thereto;

●	reviewing and discussing with management the disclosures in our “Compensation Discussion and Analysis” and any other disclosures regarding executive compensation to be included in the public filings or shareholder reports; and

●	reviewing and discussing with management the risks associated with our compensation policies.

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

(3) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of October 24, 2012, by and between China Growth Equity Investment Ltd., China Dredging Group Co., Ltd., China Growth Dredging Sub Ltd., and Xinrong Zhuo (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on October 30, 2012).

2.2	Share Purchase Agreement, dated as of October 24, 2012, by and among China Growth Equity Investment Ltd, Merchant Supreme Co., Ltd., Prime Cheer Corporation Limited, Xinrong Zhuo, Fujian Provincial Pingtan County Ocean Fishing Group Co., Heroic Treasure Limited and Fuzhou Honglong Ocean Fishery Co., Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on October 30, 2012).

3.1	Amended and Restated Memorandum of Association of Pingtan Marine Enterprise Ltd. filed with the Cayman Islands Registrar on February 26, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013).

3.2	Articles and Plan of Merger, filed with the Registry of Corporate Affairs of the British Virgin Islands on February 25, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013).

3.3	Certificate of Merger, filed with the Registry of Corporate Affairs of the British Virgin Islands on February 25, 2013 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013).

3.4	Amended and Restated Memorandum of Association of China Dredging Group Co., Ltd. (incorporated by reference to Exhibit 1.1 to China Dredging Group Co., Ltd.’s Annual Report on Form 20-F (File No. 000-53465) filed with the Securities and Exchange Commission on November 2, 2010).

3.5	Articles of Association of China Dredging Group Co., Ltd. (incorporated by reference to Exhibit 1.2 to China Dredging Group Co., Ltd.’s Annual Report on Form 20-F (File No. 000-53465) filed with the Securities and Exchange Commission on November 2, 2010).

3.6	Certificate of Designation for Series A Convertible Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on January 7, 2021).

4.1	Specimen Ordinary Share (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 1, 2013).

4.2	Form of Placement Agent Ordinary Share Purchase Warrant, dated January 7, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with Securities and Exchange Commission on January 7, 2021).

4.3	Form of Ordinary Share Purchase Warrant, dated March 3, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with Securities and Exchange Commission on March 8, 2021).

4.4	Form of Placement Agent Ordinary Share Purchase Warrant, dated March 3, 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with Securities and Exchange Commission on March 8, 2021).

4.5	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K File No. 001-35192) filed with the Securities and Exchange Commission on March 16, 2020).

10.1	Master Agreement by and between Pingtan Marine Enterprise Ltd. and Fuzhou Honglong Ocean Fishery Co., Ltd., dated June 19, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on June 25, 2013).

10.2	Promissory Note issued by Pingtan Marine Enterprise Ltd., dated June 19, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on June 25, 2013).

10.3	Share Purchase Agreement by and between Pingtan Marine Enterprise Ltd. and Fuzhou Honglong Ocean Fishery Co., Ltd., dated December 4, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 001-35192) filed with Securities and Exchange Commission on March 14, 2018).

10.4	Employment Agreement between Pingtan Marine Enterprise Ltd. and Xinrong Zhuo, dated August 26, 2016. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 14, 2018)**

10.5	English translation of the Investment Agreement dated February 9, 2015, by and between Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd, China Agriculture Industry Development Fund Co., Ltd, Honghong Zhuo and Xinrong Zhuo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.6	English translation of the Equity Transfer Agreement dated February 9, 2015, by and between Honghong Zhuo, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Fujian Heyue Marine Fishing Development Co., Ltd. (incorporated by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.7	English translation of the Equity Transfer Agreement dated February 9, 2015, by and between Zhiyan Lin, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Fujian Heyue Marine Fishing Development Co., Ltd (incorporated by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.8	English translation of the Agreement of Termination dated February 9, 2015, by and between Honghong Zhuo, Zhiyan Lin, Fujian Provincial Pingtan County Ocean Fishing Group Co., Ltd and Pingtan Guansheng Ocean Fishing Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on February 13, 2015)

10.9	Employment Contract between Pingtan Marine Enterprise Ltd. and LiMing Yung, dated December 5, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on December 5, 2019).**

10.10	Form of Securities Purchase Agreement by and between Pingtan Marine Enterprise Ltd. and purchaser named therein, dated January 7, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with Securities and Exchange Commission on January 7, 2021).

10.11	Placement Agent Agreement by and between Pingtan Marine Enterprise Ltd. and Spartan Capital Securities, LLC, dated January 7, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with Securities and Exchange Commission on January 7, 2021).

10.12	Form of Securities Purchase Agreement by and between Pingtan Marine Enterprise Ltd. and purchasers named therein, dated March 3, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with Securities and Exchange Commission on March 8, 2021).

10.13	Placement Agent Agreement by and between Pingtan Marine Enterprise Ltd. and Spartan Capital Securities, LLC, dated March 3, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with Securities and Exchange Commission on March 8, 2021).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-35192) filed with the Securities and Exchange Commission on March 10, 2014).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K (File No. 001-35192) filed with the Securities and Exchange Commission on October 13, 2021.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K (File No. 001-35192) filed with the Securities and Exchange Commission on October 13, 2021.

31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (File No. 001-35192) filed with the Securities and Exchange Commission on October 13, 2021.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K (File No. 001-35192) filed with the Securities and Exchange Commission on October 13, 2021

32.3	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101).

*	Filed herewith

**	Indicates a management contract or compensatory plan or arrangement

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

Date: October 19, 2021

Pingtan Marine Enterprise Ltd.

By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Xinrong Zhuo	Chairman of the Board and Chief Executive Officer	October 19, 2021
Xinrong Zhuo	(Principal Executive Officer)

/s/ LiMing Yung	Chief Financial Officer	October 19, 2021
LiMing Yung	(Principal Financial and Accounting Officer)

/s/ Lin Bao	Director	October 19, 2021
Lin Bao

/s/ Zengbiao Zhu	Director	October 19, 2021
Zengbiao Zhu

/s/ Lin Lin	Director	October 19, 2021
Lin Lin

/s/ XingAn Lin	Director	October 19, 2021
XingAn Lin

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pingtan Marine Enterprise Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pingtan Marine Enterprise Ltd. and subsidiaries (collectively the “Company”) as of December 31, 2020, and the related consolidated statements of operations and comprehensive (loss) income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

October 19, 2021

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

Beijing, China

March 16, 2020

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash	$691,933	$10,092,205
Restricted cash	9,912,666	-
Accounts receivable, net of allowance for doubtful accounts	31,946,561	9,273,446
Due from related parties	-	12,477,777
Inventories, net of reserve	67,611,136	30,527,752
Prepaid expenses	170,706	1,354,129
Prepaid expenses-related party	2,015,357	-
Other receivables	1,901,094	613,384

Total Current Assets	114,249,453	64,338,693

OTHER ASSETS:
Cost method investment	3,218,440	3,010,235
Equity method investment	29,689,813	27,923,464
Prepayment for long-term assets	66,083,041	49,040,338
Right-of-use asset	64,220	438,254
Property, plant and equipment, net	250,155,011	259,377,729

Total Other Assets	349,210,525	339,790,020

Total Assets	$463,459,978	$404,128,713

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,792,983	$7,951,766
Accounts payable - related parties	9,966,708	1,707,217
Short-term bank loans	52,414,596	10,034,116
Long-term bank loans - current portion	39,987,577	57,122,789
Accrued liabilities and other payables	12,151,633	11,428,018
Lease liability- current	32,349	375,922
Due to related parties	18,354	168,328

Total Current Liabilities	133,364,200	88,788,156

OTHER LIABILITIES:
Lease liability	-	32,203
Long-term bank loans - non-current portion	245,116,088	160,230,498

Total Liabilities	378,480,288	249,050,857

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Equity attributable to ordinary shareholders of the company:
Ordinary shares ($0.001 par value; 125,000,000 shares authorized; 79,302,428 and 79,055,053 shares issued and outstanding at December 31, 2020 and 2019, respectively.)	79,302	79,055
Additional paid-in capital	82,045,993	81,682,599
(Deficit) retained earnings	(18,594,755)	54,286,454
Statutory reserve	15,751,712	15,748,751
Accumulated other comprehensive (loss)	(9,568,873)	(16,080,908)
Total equity attributable to ordinary shareholders of the Company	69,713,379	135,715,951
Non-controlling interest	15,266,311	19,361,905
Total Shareholders’ Equity	84,979,690	155,077,856
Total Liabilities and Shareholders’ Equity	$463,459,978	$404,128,713

See notes to consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(IN U.S. DOLLARS)

	For the Years Ended December 31,
	2020	2019	2018
REVENUE	$87,240,420	$89,622,156	$64,256,088

COST OF REVENUE	89,661,883	64,396,571	33,239,582

GROSS (LOSS)/ PROFIT	(2,421,463)	25,225,585	31,016,506

OPERATING EXPENSES (INCOME):
Selling	4,850,044	2,715,599	1,622,451
General and administrative	4,091,729	4,163,873	4,513,193
General and administrative - depreciation	3,066,522	3,726,061	5,791,557
Government subsidy	(13,660,284)	(6,440,299)	(8,584,731)
Impairment loss	67,713,324	7,951,635	9,715,058
(Gain) loss on fixed assets disposal	-	(59,432)	2,105,960

Total Operating Expenses, Net	66,061,335	12,057,437	15,163,488

(LOSS) INCOME FROM OPERATIONS	(68,482,798)	13,168,148	15,853,018

OTHER INCOME (EXPENSE):
Interest income	3,745,611	780,604	41,446
Interest (expense)	(13,432,919)	(6,055,310)	(1,210,974)
Foreign currency transaction gain (loss)	607,674	(298,304)	(157,852)
Dividend income from cost method investment	135,338	312,727	382,627
(Loss) on the interest sold	-	(86,603)	-
(Loss) on equity method investment	(156,085)	(486,803)	(192,746)
Other (expense) income	(35,401)	(954,394)	97,179

Total Other Expense	(9,135,782)	(6,788,083)	(1,040,320)

(LOSS) INCOME BEFORE INCOME TAXES	(77,618,580)	6,380,065	14,812,698

INCOME TAXES	-	-	-

NET (LOSS) INCOME	$(77,618,580)	$6,380,065	$14,812,698

LESS: NET (LOSS) INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	(4,740,332)	698,041	1,415,397

NET (LOSS) INCOME ATTRIBUTABLE TO ORDINARY SHAREHOLDERS OF THE COMPANY	$(72,878,248)	$5,682,024	$13,397,301

COMPREHENSIVE (LOSS) INCOME:
NET (LOSS) INCOME	(77,618,580)	6,380,065	14,812,698
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation gain (loss)	7,156,773	(2,861,319)	(8,387,092)
COMPREHENSIVE (LOSS) INCOME	$(70,461,807)	$3,518,746	$6,425,606
Less: comprehensive (loss) income attributable to the non-controlling interest	(4,095,594)	469,583	744,463
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ORDINARY SHAREHOLDERS OF THE COMPANY	$(66,366,213)	$3,049,163	$5,681,143

NET (LOSS) INCOME PER ORDINARY SHARE ATTRIBUTABLE TO ORDINARY SHAREHOLDERS OF THE COMPANY
Basic and diluted	$(0.92)	$0.07	$0.17

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	79,121,471	79,055,053	79,055,053

See notes to consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(IN U.S. DOLLARS)

	Equity Attributable To Ordinary Shareholders of The Company
	Ordinary Shares		Additional	Retained		Accumulated Other Comprehensive	Non-	Total
	Number of		Paid-in	Earnings	Statutory	Income	controlling	Shareholders’
	Shares	Amount	Capital	(Deficit)	Reserve	(Loss)	Interest	Equity
Balance, December 31, 2017	79,055,053	79,055	81,682,599	40,349,189	12,978,343	(5,731,889)	18,147,859	147,505,156

Net income	-	-	-	13,397,301	-	-	1,415,397	14,812,698

Appropriation to statutory reserve	-	-	-	(1,781,769)	1,781,769	-	-	-

Dividend declared	-	-	-	(2,371,652)	-	-	-	(2,371,652)

Foreign currency translation adjustment	-	-	-	-	-	(7,716,158)	(670,934)	(8,387,092)

Balance, December 31, 2018	79,055,053	79,055	81,682,599	49,593,069	14,760,112	(13,448,047)	18,892,322	151,559,110

Net income	-	-	-	5,682,024	-	-	698,041	6,380,065

Appropriation to statutory reserve	-	-	-	(988,639)	988,639	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	(2,632,861)	(228,458)	(2,861,319)

Balance, December 31, 2019	79,055,053	79,055	81,682,599	54,286,454	15,748,751	(16,080,908)	19,361,905	155,077,856

Net (loss)	-	-	-	(72,878,248)	-	-	(4,740,332)	(77,618,580)

Common stock issuance for professional fees	247,375	247	363,394					363,641

Appropriation to statutory reserve	-	-	-	(2,961)	2,961	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	6,512,035	644,738	7,156,773

Balance, December 31, 2020	79,302,428	$79,302	$82,045,993	$(18,594,755)	$15,751,712	$(9,568,873)	$15,266,311	$84,979,690

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fishing licenses

Each of the Company’s fishing vessels requires an approval from the Ministry of Agriculture and Rural Affairs of the PRC (“MARA”) to carry out ocean fishing projects in international waters and foreign territories, and to the extent required, a fishing license in the local fishing territory where the vessel operates. These approvals are valid for a period from 3 to 12 months and are awarded to the Company at no cost. The Company applies for the renewal of the license prior to expiration to avoid interruptions of thefishing vessels’ operations. Since no fishing and using in other areas after making required changes.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company and Merchant Supreme and Prime Cheer, the Company’s subsidiaries, is the U.S. dollar. The functional currency of PingtanGuansheng, Fujian Heyue and Pingtan Fishing, the Company’s subsidiaries, is the RMB. For the Company’s subsidiaries PingtanGuansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2020, 2019 and 2018 was $1,334,522, $(399,287) and $(899,256), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date and any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

	Year Ended December 31,
	2020	2019	2018
Net (loss) income available to ordinary shareholders of the Company for basic and diluted net income per share of ordinary stock	$(72,878,248)	$5,682,024	$13,397,301
Weighted average ordinary stock outstanding - basic and diluted	79,121,471	79,055,053	79,055,053
Net (loss) income per ordinary share attributable to ordinary shareholders of the Company - basic and diluted	$(0.92)	$0.07	$0.17

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

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	December 31, 2020	December 31, 2019
Current assets	$123,683,068	$75,494,648
Noncurrent assets	$40,594,887	$25,108,507
Current liabilities	$7,910,987	$860,179
Noncurrent liabilities	$93,763,889	$50,428,600
Equity	$62,603,079	$49,314,376

	Year ended December 31,
	2020	2019	2018
Net revenue	$21,193,564	$-	$-
Gross (loss)	$(232,431)	$-	$-
(Loss) from operations	$(780,422)	$(2,434,002)	$(963,731)
Net (loss)	$(780,422)	$(2,434,016)	$(963,731)

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Sales to related parties

During the years ended December 31, 2020, 2019 and 2018 selling to related parties were as follows:

	Year Ended December 31,
	2020	Percentage of revenue	2019	Percentage of revenue	2018	Percentage of revenue

Xiamen International Trade Honglong Industrial Co., Ltd.	$733,318	0.8%	$-	-%	$-	-%

Purchases from related parties

During the years ended December 31, 2020, 2019 and 2018, purchases from related parties were as follows:

	Year Ended December 31,
	2020	2019	2018
Purchase of fuel, freight, fishing nets and other on-board consumables
Fuzhou Honglong Ocean Fishery Co., Ltd.	$2,001,375	$5,021,348	$2,046,821
Zhiyan Lin	2,950	4,068	-
Huna Lin	11,279,793	-	-
	$13,284,118	$5,025,416	$2,046,821
Purchase of vessel maintenance service
Huna Lin	$-	$481,119	$48,388
Zhiyan Lin	7,144	-	-
Fuzhou Honglong Ocean Fishery Co., Ltd.	-	-	71,084
	$7,144	$481,119	$119,472
Purchase of frozen shimp
Global Deep Ocean	$17,186,623	-	$-
	$17,186,623	$-	$-
Purchase of storage and transportation service
Fuzhou Honglong Ocean Fishery Co., Ltd.	$-	$114,230	$465,863
Fujian Jingfu Ocean Fishery Development Co., Ltd.	707,153	-	-
	$707,153	$114,230	$465,863

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

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. As of December 31, 2015, the Company appropriated the required 50% of its registered capital to statutory reserve for Heyue. Accordingly, no additional statutory reserve for Heyue was required for the years ended December 31, 2020, 2019 and 2018. The Company made appropriation to statutory reserve for Pingtan Fishing amounted to $2,961 by the end of year 2020.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 16 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.

Condensed Parent Company Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$-	$-
Other receivable	-	-
Investments in subsidiaries at equity	89,333,519	153,728,021
Total current assets	89,333,519	153,728,021
Other assets:
Property, plant and equipment	1,540,520	18,394,635
Total assets	$90,874,039	$172,122,656
LIABILITIES AND EQUITY
Current liabilities:
Due to related parties	$5,894,349	$17,044,800
Total liabilities	5,894,349	17,044,800
Shareholders’ equity:
Equity attributable to ordinary shareholders of the company:
Ordinary shares ($0.001 par value; 125,000,000 shares authorized; 79,302,428 and 79,055,053 shares issued and outstanding at December 31, 2020 and 2019, respectively.)	79,302	79,055
Additional paid-in capital	82,045,993	81,682,599
(Deficit) retained earnings	(2,843,043)	70,035,205
Accumulated other comprehensive (loss)	(9,568,873)	(16,080,908)
Total equity attributable to ordinary shareholders of the company	69,713,379	135,715,951
Non-controlling interest	15,266,311	19,361,905
Total shareholders’ equity	84,979,690	155,077,856
Total liabilities and equity	$90,874,039	$172,122,656

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 16 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.

Condensed Parent Company Statements of Operations

	For the Year Ended December 31,
	2020	2019	2018
Revenue	$-	$-	$-
Cost of revenue	-	-	-
Operating expenses:
General and administrative	(17,215,617)	(2,198,906)	(2,730,666)
Total operating expenses	(17,215,617)	(2,198,906)	(2,730,666)
Loss from operations	(17,215,617)	(2,198,906)	(2,730,666)
Other expense	(26)	(8)	(174)
Loss attributable to parent only	(17,215,643)	(2,198,914)	(2,730,840)
Equity in income of subsidiaries	(60,402,937)	8,578,979	17,543,538
Net (loss) income	(77,618,580)	6,380,065	14,812,698
Less: net income attributable to the non-controlling interest	(4,740,332)	698,041	1,415,397
Net (loss) income attributable to ordinary shareholders of the company	$(72,878,248)	$5,682,024	$13,397,301

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 16 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

PINGTAN MARINE ENTERPRISE LTD.

Condensed Parent Company Statements of Cash Flows

	For the Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITES
Net (loss) income	$(77,618,580)	$6,380,065	$14,812,698
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Equity in (income) loss of subsidiaries	60,402,937	(8,578,979)	(17,543,538)
Changes in assets and liabilities:
Prepaid expenses	-	-	-
Other receivable	-	-	-
Accrued liabilities and other payables	-	-	-
Due to related parties	23,430,302	37,947	(20,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,214,659	(2,160,967)	(2,750,840)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment payments to subsidiaries	-	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired from subsidiaries	4,935,793	2,165,959	5,140,707
Advances from related parties	-	-	-
Return to related parties	(11,150,452)	(4,992)	(18,215)
Payments made for dividend	-	-	(2,371,652)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(6,214,659)	2,160,967	2,750,840
NET (DECREASE) INCREASE IN CASH	-	-	-
CASH - beginning of year	-	-	-
CASH - end of year	$-	$-	$-

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

	Quarter
2020	First	Second	Third	Fourth
Revenue	$17,307,000	$23,463,133	$15,448,083	$31,022,204
Gross profit	$5,752,557	$2,163,213	$1,660,562	$(11,997,795)
Net income (loss)	$8,417,076	$(1,661,380)	$781,695	$(85,155,971)
Net income (loss) attributable to ordinary shareholders of the Company	$7,664,690	$(1,576,010)	$689,184	$(79,656,112)
Basic and diluted net income (loss) per ordinary share attributable to ordinary shareholders of the Company	$0.10	$(0.02)	$0.01	$(1.00)

	Quarter
2019	First	Second	Third	Fourth
Revenue	$18,424,209	$25,463,094	$11,179,946	$34,554,907
Gross profit	$4,080,651	$9,266,814	$3,585,232	$8,292,888
Net (loss) income	$(1,968,339)	$5,033,967	$4,410,393	$(1,095,956)
Net (loss) income attributable to ordinary shareholders of the Company	$(1,887,239)	$4,579,044	$4,032,534	$(1,042,315)
Basic and diluted net (loss) income per ordinary share attributable to ordinary shareholders of the Company	$(0.02)	$0.06	$0.05	$(0.01)

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN U.S. DOLLARS)

NOTE 18 – SUBSEQUENT EVENTS

On January 8, 2021, the Company received $4 million investment through issuing 4,000,000 of its Series A Convertible 8% Cumulative Preferred Shares, par value $0.001 per share (“Series A Preferred Shares”), in a registered direct offering. Each Series A Preferred Share is convertible into the Company’s ordinary shares at a conversion price per share equal to the lesser of (i) $2.00 and (ii) 90% of the lowest volume weighted average price of the ordinary shares on a trading day during the ten trading days prior to the conversion date, but not lower than $0.44, subject to certain adjustments. Holders of Series A Preferred Shares are entitled to receive cumulative dividends of 8.0% per annum with a minimum guarantee of one year dividends. In connection with the offering, the Company engaged Spartan Capital Securities, LLC to act as its exclusive placement agent. In consideration for its placement agent services, the Company paid Spartan Capital Securities, in addition to certain other fees and expenses, warrants to purchase 149,733 ordinary shares of the Company at an exercise price per share of $1.87, subject to adjustment. The warrants are exercisable, in whole or in part, commencing on a date that is six months and one day after the closing of the offering and expire on the five-year anniversary of the closing.

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

From January 8, 2021 until May 27, 2021, the purchasers of preferred shares converted Series A Preferred 8% Cumulative Shares into ordinary shares of the Company pursuant to the terms of the certificate of designation of the Preferred Shares (the “Certificate of Designation”). In addition, 281,909 ordinary shares were issued for $300,000 of preferred dividends. On May 27, 2021, the Company redeemed 590,922 Series A Preferred Shares and repurchased 793,192 ordinary shares that were converted following the failure to file the 10-K from the purchaser. The total consideration was $1,450,000, which included the dividend payable of $52,000 on the preferred shares redeemed. On May 28, 2021, the Company sent an instruction letter to its transfer agent to retire the repurchased ordinary shares and resume the preferred shares to authorized but unissued preferred shares of the Company.

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

On September 8, 2021, the Company’s Board of Directors consented the Unanimous Written Resolutions for the suspension of the construction of a krill fishing vessel and the initiation of negotiations with the shipbuilding company for the purpose of vessel construction contract termination on the basis that the construction progress of the vessel continued to be behind schedule during 2021 and the shipbuilding company may not be able to deliver the vessel as agreed. The Company recorded an impairment charge associated with the construction-in-progress of approximately $24,472,000from this vessel in December 2020, which was included in the total impairment of assets of approximately $66,694,000.

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

On September 30, 2021, the Company received a government subsidy of $17,506,169.