Form 10-Q
period 2021-03-31
Pingtan Marine Enterprise Ltd.
filed 2021-10-19
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 15, 2021, the outstanding number of shares of the registrant’s ordinary shares, par value $0.001 per share, was 85,940,965.

PINGTAN MARINE ENTERPRISE LTD.

FORM 10-Q

March 31, 2021

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,362,874	$691,933
Restricted cash	9,767,414	9,912,666
Accounts receivable, net of allowance for doubtful accounts	22,221,870	31,946,561
Inventories, net of reserve	70,314,394	67,611,136
Prepaid expenses	350,074	170,706
Prepaid expenses - related party	4,282,493	2,015,357
Other receivables	1,140,365	1,901,094
Total Current Assets	114,439,484	114,249,453

OTHER ASSETS:
Cost method investment	3,195,715	3,218,440
Equity method investment	29,271,108	29,689,813
Prepayment for long-term assets	100,742,168	66,083,041
Right-of-use asset	717,132	64,220
Property, plant and equipment, net	244,946,593	250,155,011
Total Other Assets	378,872,716	349,210,525
Total Assets	$493,312,200	$463,459,978

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$22,363,055	$18,792,983
Accounts payable - related parties	5,192,068	9,966,708
Short-term bank loans	54,783,681	52,414,596
Long-term bank loans - current portion	40,363,729	39,987,577
Accrued liabilities and other payables	14,484,513	12,151,633
Lease liability- current	367,451	32,349
Due to related parties	18,354	18,354
Total Current Liabilities	137,572,851	133,364,200

OTHER LIABILITIES:
Lease liability	317,210	-
Long-term bank loans - non-current portion	276,477,720	245,116,088
Total Liabilities	414,367,781	378,480,288

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Equity attributable to owners of the company:
Preferred shares ($0.001 par value; 5,000,000 shares authorized; 1,045,466 shares issued and outstanding at March 31, 2021)	1,045	-
Ordinary shares ($0.001 par value; 125,000,000 shares authorized; 86,153,061 and 79,302,428 shares issued and outstanding at March 31, 2021 and December 31, 2020)	86,153	79,302
Additional paid-in capital	90,347,612	82,045,993
Retained earnings	(30,501,204)	(18,594,755)
Statutory reserve	15,751,712	15,751,712
Accumulated other comprehensive loss	(10,927,216)	(9,568,873)
Total equity attributable to owners of the company	64,758,102	69,713,379
Non-controlling interest	14,186,317	15,266,311
Total Shareholders’ Equity	78,944,419	84,979,690
Total Liabilities and Shareholders’ Equity	$493,312,200	$463,459,978

See notes to consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

	For the Three Months Ended March 31,
	2021	2020

REVENUE	$28,307,138	$17,307,000
COST OF REVENUE	34,553,495	11,554,443
GROSS (LOSS) PROFIT	(6,246,357)	5,752,557

OPERATING EXPENSES:
Selling	1,543,889	901,651
General and administrative	1,768,098	1,270,143
General and administrative - depreciation	72,286	711,433
Impairment loss	484,046	-
Subsidy	(2,029,820)	(7,773,993)
Total Operating (Income) Expenses	1,838,499)	(4,890,766)

(LOSS) INCOME FROM OPERATIONS	(8,084,856)	10,643,323

OTHER INCOME (EXPENSE):
Interest income	28,131	1,200,126
Interest expense	(3,800,136)	(2,898,896)
Foreign currency transaction (loss)	(550,293)	(366,409)
Loss on equity method investment	(211,867)	(125,528)
Other income (expense)	102	(35,540)
Total Other Expense Income, net	(4,534,063)	(2,226,247)

(LOSS) INCOME BEFORE INCOME TAXES	(12,618,919)	8,417,076
INCOME TAXES	-	-
NET (LOSS) INCOME	$(12,618,919)	$8,417,076

LESS: NET (LOSS) INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	(972,470)	752,386
NET (LOSS) INCOME ATTRIBUTABLE TO ORDINARY SHAREHOLDERS OF THE COMPANY BEFORE PREFERRED DIVIDENDS	(11,646,449)	$7,664,690
LESS: PREFERRED SHARE DIVIDENDS	(260,000)	-
NET (LOSS) INCOME ATTRIBUTABLE TO ORDINARY SHAREHOLDERS OF THE COMPANY	$(11,906,449)	$7,664,690

COMPREHENSIVE (LOSS) INCOME:
NET (LOSS) INCOME	(12,618,919)	8,417,076
OTHER COMPREHENSIVE (LOSS) GAIN
Unrealized foreign currency translation (loss) gain	(1,465,867)	(1,688,439)
COMPREHENSIVE (LOSS) INCOME	(14,084,786)	6,728,637
LESS: COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	(1,079,994)	617,214
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ORDINARY SHAREHOLDERS OF THE COMPANY	$(13,004,792)	$6,111,423

NET (LOSS) INCOME PER ORDINARY SHARE ATTRIBUTABLE TO ORDINARY SHAREHOLDERS OF THE COMPANY
Basic and diluted	$(0.15)	$0.10

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	81,291,531	79,055,053

See condensed notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2021

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
	Preferred shares		Ordinary Shares		Additional			Accumulated Other	Non-	Total
	Number of		Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Reserve	Loss	Interest	Equity

Balance, December 31, 2019	-	$-	79,055,053	$79,055	$81,682,599	$54,286,454	$15,748,751	$(16,080,908)	$19,361,905	$155,077,856

Net income	-	-	-	-	-	7,664,690	-	-	752,386	8,417,076

Dividend declared	-	-	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	(1,553,267)	(135,172)	(1,688,439)

Balance, March 31, 2020 (Unaudited)	-	$-	79,055,053	$79,055	$81,682,599	$61,951,144	$15,748,751	$(17,634,175)	$19,979,119	$161,806,493

Balance, December 31, 2020	-	$-	79,302,428	$79,302	$82,045,993	$(18,594,755)	$15,751,712	$(9,568,873)	$15,266,311	$84,979,690

Net loss	-	-	-	-	-	(11,646,449)	-	-	(972,470)	(12,618,919)

Issue of preferred shares	4,000,000	4,000	-	-	3,694,273	-	-	-	-	3,698,273

Issue of ordinary shares	-	-	3,625,954	3,626	4,347,616	-	-	-	-	4,351,242

Dividend payments for preferred shares	-	-	238,865	239	259,761	(260,000)	-	-	-	-

Converted Series A Preferred Shares into ordinary shares	(2,954,534)	(2,955)	2,985,814	2,986	(31)	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	(1,358,343)	(107,524)	(1,465,867)

Balance, March 31, 2021 (Unaudited)	1,045,466	$1,045	86,153,061	$86,153	$90,347,612	$(30,501,204)	$15,751,712	$(10,927,216)	$14,186,317	$78,944,419

See condensed notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12,618,919)	$8,417,076
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	3,499,224	3,378,428
Increase in allowance for doubtful accounts	(95,231)	107,542
Increase (decrease) in reserve for inventories	2,820,090	(266,298)
Loss on equity method investment	211,867	125,528
Impairment loss of fishing vessels	484,046	-
Changes in operating assets and liabilities:
Accounts receivable	9,721,649	(1,227,791)
Inventories	(6,043,375)	(20,751,500)
Prepaid expenses	(183,953)	376,068
Prepaid expenses - related party	(2,311,941)	-
Other receivables	757,321	566,339
Accounts payable	3,752,392	(4,837,739)
Accounts payable - related parties	(4,767,309)	(38,188)
Advance from customers	233,182	(821,178)
Accrued liabilities and other payables	2,217,848	(615,618)
Due from related parties	-	(1,165,502)
Due to related parties	(89,819)	(332,844)
NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES	(2,412,928)	(17,085,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayment made for long-term assets	(35,596,474)
Purchase of property, plant and equipment	(484,046)	(8,709,670)
Proceeds from government subsidies for fishing vessels construction	-	21,051,727
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(36,080,520)	12,342,057

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	44,722,719	81,960,166
Repayments of short-term bank loans	(41,946,826)	-
Proceeds from long-term bank loans	45,703,933	8,161,628
Repayments of long-term bank loans	(11,500,721)	(10,961,456)
Proceeds from issuance of ordinary shares	4,351,242	-
Proceeds from Issue of preferred shares	3,698,273	-
Advance to related party-HL	-	(45,721,566)
NET CASH PROVIDED BY FINANCING ACTIVITIES	45,024,620	33,438,772

EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,009,483)	195,545
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,525,689	28,890,697
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - beginning of period	10,604,599	10,092,205
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - end of period	$16,130,288	$38,982,902

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,217,799	$3,059,072
Income taxes	$-	$-

RECONCILIATION TO AMOUNTS ON CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	6,362,874	32,763,999
Restricted cash	9,767,414	6,218,903
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$16,130,288	$38,982,902

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$(35,596,474)	$(15,705,688)

See condensed notes to unaudited consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2021

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

(IN U.S. DOLLARS)
MARCH 31, 2021

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of March 31, 2021 are as follows:

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

The Company had a working capital deficit of $23,133,367 as of March 31, 2021. In order to mitigate its liquidity risk, the Company plans to rely on the proceeds from loans from banks and/or financial institutions to increase working capital in order to meet capital demands, and the government subsidies for modification and rebuilding project and reimbursement of certain operating expenses. In addition, Mr. Zhuo, the Chief Executive Officer and Chairman of the Board, will continue to provide financial support to the Company when necessary.

The Company meets its day-to-day working capital requirements through cash flow provided by operations, bank loans and related parties’ advances. The Indonesian government’s moratorium on fishing licenses renewals creates uncertainty over fishing operations in Indonesian waters. The Company’s forecasts and projections show that the Company has adequate resources to continue in operational existence to meet its obligations in the twelve months following the date of this filing, considering operations in Indian waters and international waters and consideration of opportunities in new fishing territories. Also, in the recent years, the Company has upgraded 57 fishing vessels and 3 transport vessels, the deployment of more vessels in operation will generate more revenue and cash inflows to the Company. In addition, the Company receives subsidy for modification and rebuilding project and reimbursement of certain operating expenses from government, as an encouragement of the development of ocean fishing industry.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2021

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on October 13, 2021.

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2021 and 2020 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and Hong Kong. At March 31, 2021 and December 31, 2020, cash balances in the PRC are $5,670,273 and $468,273, respectively, and cash balances in Hong Kong are $692,601 and $223,660, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash consists of cash deposits held by the Export Import Bank of China to secure short term bank loans for Hong Long. At March 31, 2021 and December 31, 2020, restricted cash amounted to $9,767,414 and $9,912,666, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2021

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, inventories, advances to suppliers, prepaid expenses, prepaid expenses – related party, other receivables, other receivables – related party, accounts payable, accounts payable – related parties, short-term bank loans, accrued liabilities and other payables, accrued liabilities and other payables – related party, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The fair value of the Company’s long-term bank loans under its agreements approximates its carrying value at March 31, 2021. The fair value of the Company’s long-term bank loans under its agreements were estimated using Level 2 inputs based on market data. As of March 31, 2020, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments (continued)

ASC Topic 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At March 31, 2021 and December 31, 2020, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $314,256 and $411,131, respectively.

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

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed net realizable value due to obsolescence or quantities in excess of expected demand or price decreases, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. At March 31, 2021 and December 31, 2020, the Company has a reserve for inventories in the amount of $18,794,681 and $16,125,748, respectively.

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales and estimated current and future market value.

Fishing licenses

Each of the Company’s fishing vessels requires an approval from the Ministry of Agriculture and Rural Affairs of the PRC (“MARA”) to carry out ocean fishing projects in international waters and foreign territories, and to the extent required, a fishing license in the local fishing territory where the vessel operates. These approvals are valid for a period from 3 to 12 months and are awarded to the Company at no cost. The Company applies for the renewal of the approval prior to expiration to avoid interruptions of the fishing vessels’ operations. Since no fishing and using in other areas after making required changes.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2021

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

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete or the construction activity is suspended for more than a brief period. The Company capitalized interest of $0 and $1,476,240 for the three months ended March 31, 2021 and 2020, respectively, for the fishing vessels under construction.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates the impairment by comparing carrying amount of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived assets over their fair value. Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. The impairment loss on vessels was $484,046 and nil for the three months ended March 31, 2021 and 2020, respectively.

Revenue recognition

The Company recognizes revenue from product sales in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations.

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

Disaggregation of revenue

The following tables disaggregate revenues under ASC 606 by species of fish. For the three months ended March 31, 2021 and 2020, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended March 31, 2021
	Revenue	Volume (KG)	Average price	Percentage of revenue
Argentina squid	$7,554	2,294,050	$3.29	26.7%
Peru squid	4,545	3,394,278	1.34	16.1%
South American white shrimp	4,542	565,212	8.04	16.0%
Indian Ocean squid	3,306	3,467,580	0.95	11.7%
South American white shrimp (whole)	3,080	604,560	5.09	10.9%
Others	5,280	6,605,092	0.80	18.7%
Total	$28,307	16,930,772	$1.67	100.0%

	Three Months Ended March 31, 2020
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$7,713	8,302,140	$0.93	44.6%
Cuttle fish	2,450	526,900	4.65	14.2%
Peru squid	1,983	1,104,450	1.80	11.5%
Chub mackerel	1,951	2,269,869	0.86	11.3%
Croaker fish	1,257	692,789	1.81	7.3%
Others	1,953	643,135	3.04	11.1%
Total	$17,307	13,539,283	$1.28	100.0%

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2021

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
MARCH 31, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of March 31, 2021 and December 31, 2020, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and totaled $333,339 and $276,141 for the three months ended March 31, 2021 and 2020, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $735,184 and $1,268,805 for the three months ended March 31, 2021 and 2020, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing is the Chinese Renminbi (“RMB”). For the subsidiaries of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2021 and 2020 was $1,009,483 and $195,545, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2021

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

Asset and liability accounts at March 31, 2021 and December 31, 2020 were translated at 6.5713 RMB to $1.00 and at 6.5249 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the three months ended March 31, 2021 and 2020 were 6.4844 RMB and 6.9790 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net (loss) income per share are computed by dividing net (loss) income available to ordinary shareholders adjusted for preferred stock dividends accumulated by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share is computed by dividing net (loss) income adjusted for preferred stock dividends accumulated by the weighted average number of ordinary shares, ordinary share equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of the ordinary shares issuable upon the exercise of ordinary share warrants (using the treasury stock method). Ordinary share equivalents are not included in the calculation of diluted earnings per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended March 31,
	2021	2020
Net (loss) income attributable to ordinary shareholders of the Company	(11,646,449)	7,664,690
Preferred Share Dividends	(260,000)	-
Net (loss) income available to ordinary shareholders of the Company for basic and diluted net income per share of ordinary share	$(11,906,449)	$7,664,690
Weighted average ordinary shares outstanding
Basic and diluted	81,291,531	79,055,053
Net (loss) income per ordinary share attributable to ordinary shareholders of the Company
Basic and diluted	$(0.15)	$0.10

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of March 31, 2021, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive (loss) income

Comprehensive (loss) income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2021 and 2020 included net income and unrealized gain from foreign currency translation adjustments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2021 and December 31, 2020. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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
MARCH 31, 2021

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2021

NOTE 3 – ACCOUNTS RECEIVABLE

At March 31, 2021 and December 31, 2020, accounts receivable consisted of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
Accounts receivable	$22,536,126	$32,357,692
Less: allowance for doubtful accounts	(314,256)	(411,131)
	$22,221,870	$31,946,561

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance.

Bad debt expense was $(95,231) and $107,542 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 4 – INVENTORIES

At March 31, 2021 and December 31, 2020, inventories consisted of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
Frozen fish and marine catches in warehouse	$47,919,372	$44,272,021
Frozen fish and marine catches work in progress	39,859,763	20,702,914
Frozen fish and marine catches in transit	1,329,940	18,761,950
	89,109,075	83,736,885
Less: reserve for inventories	(18,794,681)	(16,125,748)
	$70,314,394	$67,611,136

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

As of March 31, 2021, our total inventory balance was $70,314,394 compared to $67,611,136 as of December 31, 2020. The change in the balance is mainly attributable to an increase in frozen fish and marine catches in warehouse by $3.65 million and an increase in frozen fish and marine catches work in progress by $19.16 million, a large portion of which was booked as frozen fish and marine catches in transit as of December 31, 2020.

An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserves are recorded based on estimates.

The Company recorded a provision for inventory of $2,820,090 and $(266,298) for the three months ended March 31, 2021 and 2020, respectively.

NOTE 5 – OTHER RECEIVABLES

At March 31, 2021 and December 31, 2020, other receivables consisted of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
VAT recoverable (1)	$823,021	$1,520,501
Other	317,344	380,593
	$1,140,365	$1,901,094

(1)	The balance of recoverable VAT represents input VAT available to offset the amount of VAT to be paid in the future.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2021

NOTE 6 – COST METHOD INVESTMENT

At March 31, 2021 and December 31, 2020, cost method investment amounted to $3,195,715 and $3,218,440, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank”), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately $3.0 million) to subscribe 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8% investment in the total equity investment of the bank as of March 31, 2021 and December 31, 2020.

In accordance with ASC 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of March 31, 2021 and December 31, 2020.

NOTE 7 – EQUITY METHOD INVESTMENT

At March 31, 2021 and December 31, 2020, equity method investment amounted to $29,271,108 and $29,689,813, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with other two unrelated companies in PRC. On April 12, 2017, another unrelated party, Zhen Lin, purchased shares from existing shareholders. As of March 31, 2021, Pingtan Fishing and Zhen Lin accounted for 20% and 80% of the total ownership, respectively.

Global Deep Ocean will process, cold storage, and transport Deep Ocean fishing products. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately $152.2 million) and as of March 31, 2021, Pingtan Fishing had contributed its share of registered capital of RMB 200 million (approximately $30.4 million).

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three months ended March 31, 2021 and 2020, the Company’s share of Global Deep Ocean’s net loss was $211,867 and $125,528, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income (loss).

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2021

NOTE 8 – PREPAYMENT FOR LONG-TERM ASSETS

At March 31, 2021 and December 31, 2020, prepayment for long-term assets consisted of prepayment for fishing vessels’ construction. The Company reclassifies the prepayment for fishing vessels’ construction to construction-in-progress using the percentage of completion method. During the three months ended March 31, 2021, the Company reclassified nil from prepayment for long-term assets to construction-in-progress.

For the three months ended March 31, 2021, a summary of activities in prepayment for long-term assets was as follows:

Prepayment for fishing vessels’ construction
Balance - December 31, 2020	$66,083,041
Prepayments made for fishing vessels’ construction	35,596,474
Reclassification to construction-in-progress	-
Foreign currency fluctuation	(937,347)
Balance – March 31, 2021-unaudited	$100,742,168

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

	Useful life	March 31, 2021	December 31, 2020
	(Unaudited)
Fishing vessels	10 - 20 Years	$302,626,346	$304,764,105
Vehicles	5 Years	23,171	23,336
Office and other equipment	3 – 5 Years	484,638	488,084
		303,134,155	305,275,525
Less: accumulated depreciation		(58,187,562)	(55,120,514)
		$244,946,593	$250,155,011

On January 19, 2021, the Company received government subsidy for a batch of fishing vessels amounting to RMB 13.2 million (approximately $2.0 million), the subsidy is related to assets requiring it to be deducted from the carrying amount of the asset.

For the three months ended March 31, 2021 and 2020, depreciation expense amounted to $3,499,224 and $3,378,428, respectively, of which $3,426,938 and $2,666,995, respectively, was included in cost of revenue, and the remainder was included in general and administrative expense.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2021

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT (continued)

The Company had 81 and 82 fishing vessels at March 31, 2021 and December 31, 2020, with net carrying amount of approximately $2522.7 million and $227.3 million, respectively, pledged as collateral for its bank loans.

In the first quarter of 2021, the Company assessed the recoverability of 1 krill fishing vessel that was in the building stage based on the undiscounted future cash flow that the fishing vessel is expected to generate as less than the carrying amount, and recognized an impairment loss. The impairment loss on vessels was $484,046 and nil for the three months ended March 31, 2021 and 2020, respectively.

NOTE 10 – RELATED PARTIES TRANSACTIONS

Accounts payable - related parties

At March 31, 2021 and December 31, 2020, accounts payable - related parties consisted of the following:

Name of related party	March 31, 2021	December 31, 2020
	(Unaudited)
Hong Long (1)	$4,159,603	$781,225
Global Deep Ocean	-	7,602,944
Fujian Jingfu Ocean Fishery Development Co., Ltd. (2)	-	1,327
Huna Lin	1,032,465	1,581,212
	$5,192,068	$9,966,708

(1)	Hong Long is an affiliate company majority owned by an immediate family member of the Company’s CEO.
(2)	Fujian Jingfu Ocean Fishery Development Co., Ltd. is a subsidiary of Hong Long

These accounts payable - related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2021

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Due to related parties

At March 31, 2021 and December 31, 2020, the due to related parties amount consisted of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
Accrued compensation for LiMing Yung, Chief Financial Officer	$15,000	$15,000
Accrued compensation for Xinrong Zhuo, Chief Executive Officer	3,354	3,354
	$18,354	$18,354

The balance represents accrued compensation for CEO and CFO.

Operating lease

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, spouse of the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the annual rent is RMB 84,000 (approximately $12,000) and the renewed Office Lease expires on July 31, 2021.

For the three months ended March 31, 2021 and 2020, rent expense related to the Office Lease amounted to $3,239 and $3,009, respectively. The future minimum rental payment required under the Office Lease is as follows:

Twelve-month period Ending March 31:	Amount
2022	$4,318

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2021

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Purchases from related parties

During the three months ended March 31, 2021 and 2020, purchases from related parties were as follows:

	Three Months Ended March 31,
	2021	2020
(Unaudited)	(Unaudited)
Purchase of fuel, fishing nets and other on-board consumables
Fuzhou Hong Long Ocean Fishery Co., Ltd	$647,560	$428,190
Fujian Jingfu Ocean Fishery Development Co., Ltd.	461,913	-
	1,109,473	428,190
Purchase of leasing
Ping Lin	3,239	3,009

Purchase of labor, parking, freight and other on-board consumables service
Huna Lin	3,080,682	2,989,329

NOTE 11 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturities. The Company is in compliance with all debt covenants. At March 31, 2021 and December 31, 2020, short-term bank loans consisted of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
Loan from The Export-Import Bank of China, due on January 21, 2021 with annual interest rate of 3.8800% at December 31, 2020, guaranteed by Pin Lin, Xinrong Zhuo and Hong Long, pledged deposits provided by Hong Long amounted to RMB 42 million, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	$-	$41,686,462
Loan from Fujian Haixia Bank, due on October 29, 2021 with annual interest rate of 6.0900% at March 31, 2021 and December 31, 2020, collateralized by Hong Long’s 5 fishing vessels, the Company’s 1 fishing vessel and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%.	10,652,382	10,728,134
Loan from Fujian Haixia Bank, due on January 19, 2022 with annual interest rate of 6.0900% at March 31, 2021, guaranteed by Pin Lin, Xinrong Zhuo, Longxiong Zhuo, Longjie Zhuo, Longhao Zhuo and Hong Long, collateralized by three land use rights of old city reconstruction plots west of Baima Road, Gulou District, east of Liuhe Road, north of Daoshan Road, the debt ratio of borrower should not be higher than or equal to 80%.	28,913,609	-
Loan from Fujian Haixia Bank, due on January 20, 2022 with annual interest rate of 6.0900% at March 31, 2021, guaranteed by Pin Lin, Xinrong Zhuo, Longxiong Zhuo, Longjie Zhuo, Longhao Zhuo and Hong Long, collateralized by three land use rights of old city reconstruction plots west of Baima Road, Gulou District, east of Liuhe Road, north of Daoshan Road, the debt ratio of borrower should not be higher than or equal to 80%.	15,217,690	-

	$54,783,681	$52,414,596

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2021

NOTE 11 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. The Company is in compliance with all long-term bank loan covenants. At March 31, 2021 and December 31, 2020, long-term bank loans consisted of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
Loan from The Export-Import Bank of China, due on various dates until January 30, 2023 with annual interest rate of 4.900% at March 31, 2021 and December 31, 2020, guaranteed by Xinrong Zhuo and Ping Lin and collateralized by 2 fishing vessels and collateralized by two related parties’ investments in equity interest of one PRC local banks.	$2,282,653	$2,298,886
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.145% at March 31, 2021 and December 31, 2020, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 17 fishing vessels, the debt ratio of borrower should not be higher than 80%.	4,260,953	4,291,254
Loan from The Export-Import Bank of China, due on various dates until March 28, 2025 with annual interest rate of 4.949% at March 31, 2021 and December 31, 2020, guaranteed by Hong Long, Xinrong Zhuo, Ping Lin and collateralized by 20 fishing vessels.	51,740,143	58,238,440
Loan from The Export-Import Bank of China, due on various dates until August 21, 2026 with annual interest rate of 4.700% at March 31, 2021 and December 31, 2020, guaranteed by Pin Lin, Xinrong Zhuo and Yaohua Zhuo, 15 fishing vessels, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	52,729,293	57,931,922
Loan from The Export-Import Bank of China, due on various dates until October 21, 2025 with annual interest rate of 4.700% at March 31, 2021 and December 31, 2020, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo and Hong Long, 15 fishing vessels and 1 transport vessel, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	49,457,489	49,809,192
Loan from China Development Bank, due on various dates until July 30, 2026 with annual interest rate of 5.390% at March 31, 2021 and December 31, 2020, guaranteed by Xinrong Zhuo, 11 fishing vessels and 6 Hong Long’s fishing vessels, real estate of Mingguang Wanhao Property co., LTD., totaled area 22,123.50m2, the debt ratio of borrower should not be higher than 80%.	10,309,984	10,383,301
Loan from The Export-Import Bank of China, due on various dates until April 21, 2028 with annual interest rate of 4.650% at March 31, 2021 and December 31, 2020, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo, Hong Long and Huanghai Shipbuilding Co., Ltd., the Land Use Right of B2 plot in central business district on the north shore of Minjiang river, 1 vessel.	19,782,996	19,923,677
Loan from The Export-Import Bank of China, due on various dates until December 21, 2028 with annual interest rate of 4.650% at March 31, 2021 and December 31, 2020, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo, Hong Long and Huanghai Shipbuilding Co., Ltd., the Land Use Right of B2 plot in central business district on the north shore of Minjiang river, 1 vessel.	21,304,765	21,456,268
Loan from The Export-Import Bank of China, due on various dates until January 15, 2023 with annual interest rate of 4.000% at March 31, 2021, guaranteed by Pin Lin, Xinrong Zhuo and Hong Long, and collateralized by two related parties’ investments in equity interest of one PRC local banks.	33,783,270	-
Loan from The Export-Import Bank of China, due on various dates until August 21, 2022 with annual interest rate of 2.200% at March 31, 2021 and December 31, 2020, guaranteed by Hong Long, Xinrong Zhuo and Pin Lin.	20,700,000	21,000,000
Loan from The Export-Import Bank of China, due on various dates until February 21, 2023 with annual interest rate of 2.200% at March 31, 2021, guaranteed by Hong Long, Xinrong Zhuo and Pin Lin and collateralized by two related parties’ investments in equity interest of one PRC local banks and the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	11,000,000	-
Loan from Bank of Communications, due on various dates until June 27, 2025 with annual interest rate of 4.650% at March 31, 2021 and December 31, 2020, guaranteed by Xinrong Zhuo, Huanghai Shipbuilding Co., Ltd. and Fujian Jingfu Ocean Fishery Development Co., Ltd.	39,489,903	39,770,725
Total long-term bank loans	$316,841,449	$285,103,665
Less: current portion	(40,363,729)	(39,987,577)
Long-term bank loans, non-current portion	$276,477,720	$245,116,088

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2021

NOTE 11 – BANK LOANS (continued)

Long-term bank loans (continued)

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending March 31,	Principal
2022	$40,363,729
2023	118,708,329
2024	55,164,123
2025	55,011,946
2026	36,065,923
Thereafter	11,527,399
$316,841,449
Less: current portion	40,363,729
Long-term liability	$276,477,720

The weighted average interest rate for short-term bank loans was approximately 5.7% and 4.3% for the three months ended March 31, 2021 and 2020, respectively.

The weighted average interest rate for long-term bank loans was approximately 4.1% and 4.8% for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021 and 2020, interest expense related to bank loans amounted to $ 4,217,799 and $3,142,755, respectively, of which $0 and $243,859 was capitalized to construction-in-progress, respectively.

NOTE 12 – ACCRUED LIABILITIES AND OTHER PAYABLES

At March 31, 2021 and December 31, 2020, accrued liabilities and other payables consisted of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
Accrued salaries and related benefits	$13,552,896	$11,440,174
Accrued interest due	524,875	462,304
Other	406,742	249,155
	$14,484,513	$12,151,633

NOTE 13 – SHARE CAPITAL

	Number of shares	Total
Balance, December 31, 2020	79,302,428	$79,302
Issuance of shares*	3,224,679	3,225
Issuance of shares**	3,625,954	3,626
Balance, March 30, 2021	86,153,061	$86,153

*	On January 8, 2021, the Company issued 4,000,000 of its Series A Convertible Preferred Shares, par value $0.001 per share (“Series A Preferred Shares”), at a purchase price of $1.00 per share and a stated value of $1.10 per share, in a registered direct offering. During the three months ended March 30, 2021, 2,954,534 of Series A Convertible Preferred Shares were converted to 3,224,679 ordinary shares.

**	On March 8, 2021, the Company sold 3,625,954 ordinary shares at a price of $1.31 per share, and 2,719,464 five-year warrants to purchase ordinary shares at an exercise price of $1.31 per share, in a registered direct offering.

On January 8, 2021, the Company received $4 million investment through issuing 4,000,000 of its Series A Convertible Preferred Shares, par value $0.001 per share (“Series A Preferred Shares”), in a registered direct offering. Each Series A Preferred Share is convertible into the Company’s ordinary shares at a conversion price per share equal to the lesser of (i) $2.00 and (ii) 90% of the lowest volume weighted average price of the ordinary shares on a trading day during the ten trading days prior to the conversion date, but not lower than $0.44, subject to certain adjustments. Holders of Series A Preferred Shares are entitled to receive dividends of 8.0% per annum. In connection with the offering, the Company engaged Spartan Capital Securities, LLC to act as its exclusive placement agent. In consideration for its placement agent services, the Company paid Spartan Capital Securities, in addition to certain other fees and expenses, a number of warrants to purchase 149,733 ordinary shares of the Company at an exercise price per share of $1.87, subject to adjustment. The warrants are exercisable, in whole or in part, commencing on a date that is six months and one day after the closing of the offering and expire on the five-year anniversary of the closing.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
MARCH 31, 2021

NOTE 13 – SHARE CAPITAL (continued)

On March 8, 2021, the Company sold 3,625,954 ordinary shares at a price of $1.31 per share, and 2,719,464 five-year warrants to purchase ordinary shares at an exercise price of $1.31 per share, in a registered direct offering. The net proceeds to the Company from this offering were approximately $4.35 million. In connection with the offering, the Company engaged Spartan Capital Securities, to act as its exclusive placement agent. In consideration for its placement agent services, the Company paid Spartan Capital Securities, in addition to certain other fees and expenses, a number of warrants to purchase 253,816 ordinary shares of the Company at an exercise price per share of $1.31, subject to adjustment. The warrants are exercisable, in whole or in part, commencing on a date that is six months and one day after the closing of the offering and expire on the five-year anniversary of the closing.

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At March 31, 2021 and December 31, 2020, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong. The Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
Customer	2021	2020
A	18%	*
B	16%	*
C	11%	*
D	*	14%
E	*	13%
F	*	10%
G	*	10%

*	less than 10%

Six suppliers, whose outstanding accounts receivable accounted for 10% or more of the Company’s total outstanding accounts receivable at March 31, 2021, accounted for 90.1% of the Company’s total outstanding accounts receivable at March 31, 2021.

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
Supplier	2021	2020
A	71%	46%
B	*	30%

*	less than 10%

Two suppliers, whose outstanding accounts payable accounted for 83.5% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at March 31, 2021, accounted for 83.5% of the Company’s total outstanding accounts payable and accounts payable – related parties at March 31, 2021.

Four suppliers, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at March 31, 2020, accounted for 89.0% of the Company’s total outstanding accounts payable and accounts payable – related parties at March 31, 2020.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $10,000 as of March 31, 2021 and December 31, 2020, which have not been reflected in its consolidated financial statements.

Operating lease

See note 10 for related party operating lease commitment.

NOTE 16 – SUBSEQUENT EVENTS

On April 21, 2021, the Company repaid a long-term bank loan of $4.9 million to The Export-Import Bank of China in accordance with the loan repayment schedule.

On May 12, 2021, the Company repaid a long-term bank loan of $0.8 million to The China Development Bank in accordance with the loan repayment schedule.

From January 8, 2021 until May 27, 2021, the purchaser converted 3,409,078 Series A Preferred Shares into 3,805,775 ordinary shares of the Company pursuant to the terms of the certificate of designation of the Preferred Shares (the “Certificate of Designation”).

On May 27, 2021, the Company redeemed 590,922 Series A Preferred Shares and repurchased 793,192 ordinary shares that were converted following the failure to file the 10-K from the purchaser. The total consideration was $1,450,000, which includes the dividend payable of the preferred shares redeemed. On May 28, 2021, the Company sent an instruction letter to its transfer agent to retire the repurchased ordinary shares and resume the preferred shares to authorized but unissued preferred shares of the Company.

On June 18, 2021, the Company repaid a long-term bank loan of $1.0 million to The China Development Bank in accordance with the loan repayment schedule.

On June 17, 2021, the Company received a government subsidy of $386,529.

On June 21, 2021, the Company repaid a long-term bank loan of $3.7 million to The Bank of Communications in accordance with the loan repayment schedule.

On June 29, 2021, the Company received a loan of $22.4 million from The Export-Import Bank of China. The loan is due on June 21, 2028 with interest of 4.65%.

On July 21, 2021, the Company repaid a long-term bank loan of $0.1 million to The Bank of Communications in accordance with the loan repayment schedule.

On August 19, 2021, the Company received a subsidy of $228,265.

On August 21, 2021, the Company repaid a short-term loan and a long-term bank loan of $0.4 million and $4.8 million to The Export-Import Bank of China in accordance with the loan repayment schedule, respectively.

On September 2, 2021, the Company received a loan of $4.3 million from The Export-Import Bank of China. The loan is due on July 1, 2023 with annual interest rate of 2.20%.

On September 10, 2021, the Company received a loan of $1.1 million from The Export-Import Bank of China. The loan is due on July 1, 2023 with annual interest rate of 2.20%.

On September 10, 2021, the Company repaid a long-term bank loan of $1.2 million to The Export-Import Bank of China in accordance with the loan repayment schedule.

On September 15, 2021, the Company received a loan of $4.4 million from The Export-Import Bank of China. The loan is due on July 1, 2023 with annual interest rate of 2.20%.

On September 15, 2021, the Company repaid a long-term bank loan of $4.4 million to The Export-Import Bank of China in accordance with the loan repayment schedule.

On September 21, 2021, the Company repaid a long-term bank loan of $6.1 million to The Export-Import Bank of China in accordance with the loan repayment schedule.

On September 8, 2021, the Company’s Board of Directors consented the Unanimous Written Resolutions for the suspension of the construction of a krill fishing vessel and the initiation of negotiations with the shipbuilding company for the purpose of vessel construction contract termination on the basis that the construction progress of the vessel continued to be behind schedule during 2021 and the shipbuilding company may not be able to deliver the vessel as agreed. The Company recorded an impairment charge associated with the construction-in-progress of approximately $24,472,000 from this vessel in December 2020, which was included in the total impairment of assets of approximately $66,694,000. Through September 30, 2021, the Company has impaired approximately $1,471,000 of the construction costs related to the krill vessel. Although management believes this amount should be adequate, based upon further negotiation with Huanghai Shipbuilding Co., Ltd, an additional impairment charge might be necessary.

On September 30, 2021, the Company received a subsidy of $17,382,557.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Pingtan Marine Enterprise Ltd. for the three months ended March 31, 2021 and 2020 should be read in conjunction with the Pingtan Marine Enterprise Ltd. unaudited financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission on October 12, 2021. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

In April 2018, 27 vessels received approval from the Ministry of Agriculture and Rural Affairs of the PRC (“MARA”) to operate in the international waters after the completion of modification and rebuilding projects. The 27 fishing vessels were modified and rebuilt into 20 squid jigging vessels and 7 light luring seine vessels and have been deployed to sea for operation in late 2018 and early 2019.

In 2019, the Company had 30 fishing vessels that received approval from the MARA to operate in the international waters after completion of modification and rebuilding. The 30 vessels were rebuilt and modified into 15 squid jigging vessels and 15 seine vessels. The renovation of the 30 vessels was completed in 2019 and these vessels were deployed to international waters for operation.

In 2020, the Company had 11 fishing vessels that received approval from the MARA to operate in the international waters after completion of modification and rebuilding. The 11 vessels were rebuilt and modified into 10 squid jigging vessels and 1 refrigerated transport vessel. The renovation of the 11 vessels was completed in 2020 and these vessels were deployed to international waters for operation.

As of March 31, 2021, we owned 51 squid jigging vessels, 26 trawlers, 25 seine vessels, 13 drifters, 4 longline fishing vessels, and 3 transport vessels and had exclusive operating license rights to seine vessels that were in modification and rebuilding. Additionally, 1 new krill fishing vessel was in the building stage.

Among the 142 vessels, 80 were located in international waters, 12 were located in the Bay of Bengal in India, 13 were located in the PRC, 17 were located in the Arafura Sea in Indonesia, 20 were in modification and rebuilding and 1 krill fishing vessel was in the building stage.

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

Emergency quarantine measures and travel restrictions have had a significant impact on many sectors across the PRC, which has also adversely affected our operations. To reduce the impact on our production and operation, we implemented certain safety measures to allow us to gradually resume work in mid-February. For the employees who left Fuzhou during the Spring Festival holiday and could not return to Fuzhou as scheduled, or those who could only resume work after satisfying the 14-day quarantine requirement, we provided paid leave. Since resuming work in mid-February 2020, we have been using a shift system and adopted additional health and safety procedures to protect our employees. With these measures, we were able to maintain sales and operations from mid-February to mid-March 2020. On March 23, 2020, we resumed normal operations and is conducting business as usual with health and safety procedures to protect employees. Management is focused on mitigating the effects of COVID-19 on our business operations while protecting the employees’ health and safety. We will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and other stakeholders.

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

While we anticipate that our results of operations will continue to be impacted by this pandemic for the remainder of the year, we are unable to reasonably estimate the extent of the impact on our full-year results of operations, our liquidity or our overall financial position.

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

RESULTS OF OPERATIONS

Comparison of results of operations for the three months ended March 31, 2021 and 2020

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

For the three months ended March 31, 2021 and 2020, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended March 31, 2021
	Revenue	Volume (KG)	Average price	Percentage of revenue
Argentina squid	$7,554	2,294,050	$3.29	26.7%
Peru squid	4,545	3,394,278	1.34	16.1%
South American white shrimp	4,542	565,212	8.04	16.0%
Indian Ocean squid	3,306	3,467,580	0.95	11.7%
South American white shrimp (whole)	3,080	604,560	5.09	10.9%
Others	5,280	6,605,092	0.80	18.7%
Total	$28,307	16,930,772	$1.67	100.0%

	Three Months Ended March 31, 2020
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$7,713	8,302,140	$0.93	44.6%
Cuttle fish	2,450	526,900	4.65	14.2%
Peru squid	1,983	1,104,450	1.80	11.5%
Chub mackerel	1,951	2,269,869	0.86	11.3%
Croaker fish	1,257	692,789	1.81	7.3%
Others	1,953	643,135	3.04	11.1%
Total	$17,307	13,539,283	$1.28	100.0%

For the three months ended March 31, 2021, we had revenue of $28,307,138, as compared to revenue of $17,307,000 for the three months ended March 31, 2020, an increase of $11,000,138, or 63.6%. Sales volumes in the three months ended March 31, 2021 increased 25.0% to 16,930,772 kg from 13,539,283 kg in the three months ended March 31, 2020. Average unit sale price increased 30.5% in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase in revenue was mainly attributable to the different sales mix, average unit sale price increased, and increase in sales volume as more vessels in operations, as compared to the three months ended March 31, 2020.

Cost of revenue

Our cost of revenue primarily consists of fuel cost, depreciation, direct labor cost, fishing vessels maintenance fees, other overhead costs, and reserve for inventories. Fuel cost, depreciation, and labor cost generally accounted for the majority of our cost of revenue for the three months ended March 31, 2021 and March 30, 2020. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021			2020
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$16,811	48.7%	59.4%	$7,356	63.7%	42.5%
Purchase cost	6,804	19.7%	24.0%	-	-	-
Labor cost	4,520	13.1%	16.0%	1,758	15.2%	10.2%
Depreciation	2,858	8.3%	10.1%	980	8.5%	5.7%
Freight	2,479	7.2%	8.8%	964	8.3%	5.6%
Spare parts	1,005	2.9%	3.5%	308	2.7%	1.8%
Maintenance fee	25	0.0%	0.0%	(3)	0.0%	0.0%
Others*	52	0.1%	0.2%	191	1.6%	1.1%
Total cost of revenue	$34,554	100.0%	122.0%	$11,554	100.0%	66.9%

*	Represents the reserve for inventories and the cost of foods onboard.

Cost of revenue for the three months ended March 31, 2021 was $34,553,495, representing an increase of $22,999,052 or 199.0%, as compared to $11,554,443 for the three months ended March 31, 2020, which was primarily due to increase in fuel price and other related costs of revenue. Purchase cost represents purchase cost of fishery products incurred by Fujian Heyue. As an effort to further penetrate fishery products market, Fujian Heyue commenced trading of fishery products in the first quarter of 2021.

Gross profit

Our gross profit is affected primarily by changes in production costs. Fuel cost, labor cost and depreciation together accounted for about 70.1% and 87.4% of cost of revenue for the three months ended March 31, 2021 and 2020, respectively. The fluctuation of fuel price and change in depreciation may significantly affect our cost level and gross profit.

The following table sets forth information as to our revenue, cost of revenue, gross profit and gross margin for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Revenue	$28,307,138	$17,307,000
Cost of revenue	$34,553,495	$11,554,443
Gross (loss) profit	$(6,246,357)	$5,752,557
Gross (loss) profit margin	(22.1)%	33.2%

Gross loss for the three months ended March 31, 2021 was $6,246,357, representing a decrease of $11,998,914 or 208.6%, as compared to gross profit of $5,752,557 for the three months ended March 31, 2020 due to the increase in our unit production cost of fish.

Gross margin changed to gross loss margin 22.1% for the three months ended March 31, 2021 from gross profit margin 33.2% for the three months ended March 31, 2020. The decrease in gross margin for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily attributable to a combined effect of increase in fuel price and cost for raw materials resulting from the pandemic, and there were 11 ships that finished modification and rebuilding, and put to water in late 2020 and just arrived designated fishing destination that not yet operating in full efficiency in first quarter of 2021.

Selling expense

Our selling expense mainly includes shipping and handling fees, insurance, customs clearance charge, storage fees and advertising expenses. Our sales activities are conducted through direct selling by our internal sales staff. Because of the strong demand for our products and services, we typically do not aggressively market and distribute our products.

Selling expense totaled $1,543,889 for the three months ended March 31, 2021, as compared to $901,651 for the three months ended March 31, 2020, an increase of $642,238 or 71.2%. Selling expense as a percentage of revenue for the three months ended March 31, 2021 increased to 5.5% from 5.2% for the three months ended March 31, 2020. Selling expense for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended March 31,
	2021	2020
Insurance	$632,270	$412,674
Storage fees	458,933	182,244
Customs clearance charge	333,339	12,630
Shipping and handling fees	3,956	276,141
Other	115,391	17,962
	$1,543,889	$901,651

●	For the three months ended March 31, 2021, insurance increased by $219,596, or 53.2%, as compared to the three months ended March 31, 2020. The change was mainly attributable to the different insured fishing vessels mix.

●	For the three months ended March 31, 2021, storage fees increased by $276,689, or 151.8%, as compared to the three months ended March 31, 2020. The increase was mainly attributable to larger warehouses being rented as more fish were delivered for inventory.

●	For the three months ended March 31, 2021, customs clearance charge increased by $320,709, or 2,539.3%, as compared to the three months ended March 31, 2020. The change was mainly attributable to the numbers of customs declaration.

●	For the three months ended March 31, 2021, shipping and handling fees decreased by $272,185, or 98.6%, as compared to the three months ended March 31, 2020.

●	Other miscellaneous selling expense for the three months ended March 31, 2021 increased by $97,429, or 542.4%, as compared to the three months ended March 31, 2020.

General and administrative expense

General and administrative expense totaled $1,840,384 for the three months ended March 31, 2021, as compared to $1,981,576 for the three months ended March 31, 2020, a decrease of $141,192, or 7.1%. General and administrative expense for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended March 31,
	2021	2020
Professional fees	$1,115,450	$698,596
Compensation and related benefits	405,333	314,881
Rent and related administrative service charge	118,697	118,209
Depreciation	72,286	711,433
Travel and entertainment	70,970	4,481
Bad debt (recovery) expense	(95,231)	107,542
Other	152,879	26,434
	$1,840,384	$1,981,576

●	Professional fees, which primarily consist of legal fees, accounting fees, investor relations services charge, valuation service fees, consulting fees, and other fees associated with being a public company increased by $416,854, or 59.7%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase was primarily attributable to an increase in consulting fees of approximately $45,000, an increase in legal fees of approximately $226,000 and an increase in investor relations expense of approximately $153,000.

●	Compensation and related benefits increased by $90,452, or 28.7%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

●	Rent and related administrative service charge increased by $488, or 0.4% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

●	We recorded the depreciation in relation to vessels that are not operating as operation expense rather than cost of revenue. For the three months ended March 31, 2021, depreciation expense decreased by $639,147, or 89.8%, as compared to the three months ended March 31, 2020.

●	For the three months ended March 31, 2021, travel and entertainment expense increased by $66,489, or 1,483.8%, as compared to the three months ended March 31, 2020. The increase was mainly attributable to an increase in entertainment expense of approximately $54,000 and an increase in travel expense of approximately $12,000.

●	For the three months ended March 31, 2021, we recorded bad debt recovery of $95,231 as compared to bad debt of $107,542 for the three months ended March 31, 2020. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●	Other general and administrative expense primarily consist of insurance, communication fees, office supply, miscellaneous taxes, bank service charge and NASDAQ listing fee. For the three months ended March 31, 2021, other general and administrative expense decreased by $126,445, or 478.3%, as compared to the three months ended March 31, 2020.

Subsidy

The subsidy mainly consists of an incentive granted by the Chinese government to encourage the development of the ocean fishing industry in order to satisfy the demand of natural seafood in the PRC and other miscellaneous subsidy from the Chinese government. For the three months ended March 31, 2021, subsidy decreased by $5,744,173, or 73.9% as compared to the three months ended March 31, 2020. The change was mainly due to the government’s subsidy disbursement schedule.

Impairment

Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. The impairment loss on vessels was $484,046 and nil for the three months ended March 31, 2021 and 2020, respectively.

(Loss) income from operations

As a result of the factors described above, for the three months ended March 31, 2021, loss from operations amounted to $8,084,856 as compared to income from operations of $10,643,323 for the three months ended March 31, 2020, a decrease of $18,728,179, or 176.0%.

Other income/expense

Other income/expense mainly include interest income from bank deposits, interest expense generated from short-term and long-term bank borrowings, foreign currency transaction gain, and loss on equity method investment.

For the three months ended March 31, 2021, other expense, net, amounted to $4,534,063 as compared to other expense, net, of $2,226,247 for the three months ended March 31, 2020, a change of $2,307,816, or 103.7%, which was primarily attributable to an increase in interest expenses of approximately $901,000, an increase in foreign currency transaction loss of approximately $184,000, an increase in loss on equity method investment of approximately $86,000 and a decrease in interest income of approximately $1,172,000, offset by a decrease in other expenses of approximately $36,000.

Income taxes

We are exempted from income taxes for income generated from our ocean fishing operations in China for the three months ended March 31, 2021 and 2020.

Net (loss) income

As a result of the factors described above, our net loss was $12,618,919 for the three months ended March 31, 2021, compared to net income of $8,417,076 for the three months ended March 31, 2020, a decrease of $21,035,995 or 249.9%.

Net (loss) income attributable to ordinary shareholders of the Company

The net loss attributable to ordinary shareholders of the Company was $11,906,449, or $0.15 per ordinary share (basic and diluted), for the three months ended March 31, 2021, compared to net income attributable to ordinary shareholders of the Company of $7,664,690, or $0.10 per ordinary share (basic and diluted), for the three months ended March 31, 2020, a decrease of $19,571,139 or 255.3%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and subsidiaries of Merchant Supreme and Prime Cheer is the U.S. dollar and the functional currency of the Company’s subsidiaries incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $1,465,867 for the three months ended March 31, 2021, as compared to a foreign currency translation loss of $1,688,439 for the three months ended March 31, 2020. This non-cash gain had the effect of increasing/decreasing our reported comprehensive income/loss.

Comprehensive (loss) income

As a result of our foreign currency translation adjustment, we had comprehensive loss for the three months ended March 31, 2021 of $14,084,786, compared to comprehensive income of $6,728,637 for the three months ended March 31, 2020.

Cash flows for the three months ended March 31, 2021 compared to the three months ended March 31, 2020

The following summarizes the key components of our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(2,412,928)	$(17,085,677)
Net cash (used in) provided by investing activities	(36,080,520)	12,342,057
Net cash provided by financing activities	45,024,620	33,438,772
Effect of exchange rate on cash	(1,009,483)	195,545
Net increase in cash, cash equivalents and restricted cash	$5,525,689	$28,890,697

Net cash flow used in operating activities was $2,412,928 for the three months ended March 31, 2021 as compared to net cash used in operating activities of $17,085,677 for the three months ended March 31, 2020, a change of $14,672,749.

●	Net cash flow used in operating activities for the three months ended March 31, 2021 primarily reflected our net loss of approximately $12,618,919, and the add-back of non-cash items, mainly consisting of depreciation of approximately $3,499,000, a decrease in allowance for doubtful accounts of approximately $95,000, an increase in reserve for inventories of approximately $2,820,000, loss on equity method investment of approximately $212,000 and impairment loss of fishing vessels of approximately $484,000, and changes in operating assets and liabilities primarily consisting of an increase in inventories of approximately $6,043,000 due to additional fishery products purchased by Fujian Heyue and the slowdown in sales deliveries as a result of strict measures taken by the government to address prevention and control of COVID-19, an increase in prepaid expenses of approximately $184,000, an increase in prepaid expenses - related party of approximately $2,312,000, a decrease in accounts payable - related parties of approximately $4,767,000 and a decrease in due to related parties of approximately $90,000, offset by a decrease in accounts receivable of approximately $9,722,000, a decrease in other receivables of approximately $757,000, an increase in accounts payable of approximately $3,752,000, an increase in advance from customers of approximately $233,000, an increase in accrued liabilities and other payables of approximately $2,218,000.

●	Net cash flow used in operating activities for the three months ended March 31, 2020 primarily reflected our net income of approximately $8,417,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $3,378,000, an increase in allowance for doubtful accounts of approximately $108,000, a decrease in reserve for inventories of approximately $266,000 and loss on equity method investment of approximately $126,000, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of approximately $1,228,000, an increase in inventories of approximately $20,752,000 due to our business expansion resulting from more fishing vessels put in operations, a decrease in accounts payable of approximately $4,838,000, a decrease in accounts payable-related parties of approximately $38,000, a decrease in advance from customers of approximately $821,000, a decrease in accrued liabilities and other payables of approximately $616,000, an increase in due from related parties of approximately $1,166,000 and a decrease in due to related parties of approximately $333,000, offset by a decrease in prepaid expenses of approximately $376,000 and a decrease in other receivables of approximately $566,000.

Net cash flow used in investing activities was $36,080,520 for the three months ended March 31, 2021 as compared to net cash flow provided by investing activities of $12,342,057 for the three months ended March 31, 2020. During the three months ended March 31, 2021, we made prepayment for long-term assets of approximately $35,596,000 and payments made for purchase of property, plant and equipment of approximately $484,000. During the three months ended March 31, 2020, we received proceeds from government subsidies for fishing vessels construction of approximately $21,052,000, offset by payments made for purchase of property, plant and equipment of approximately $8,710,000.

Net cash flow provided by financing activities was $45,024,620 for the three months ended March 31, 2021 as compared to net cash flow used in financing activities of $33,438,772 for the three months ended March 31, 2020. During the three months ended March 31, 2021, we received proceeds from short-term bank loans of approximately $44,723,000, proceeds from long-term bank loans of approximately $45,704,000 and proceeds from issuance of new shares of approximately $8,050,000, offset by the repayments of short-term bank loans of approximately $41,947,000 and repayments of long-term bank loans of approximately $11,500,721. During the three months ended March 31, 2020, we received proceeds from short-term bank loans of approximately of $81,960,000 and proceeds from long-term bank loans of approximately of $8,162,000, offset by the repayments of long-term bank loans of approximately $10,961,000, loans issued to related parties of approximately $45,722,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government subsidies as a government incentive for encouraging development of ocean fishing industry. Since the outbreak of COVID-19, we have been paying close attention to the operation of our customers and optimizing the collection of accounts receivable. For new customers, we have adopted a policy of receiving payment before pick-up. At March 31, 2021 and December 31, 2020, we had cash balances of approximately $6,362,874 and $691,933, respectively. The significant portion of these funds are located in financial institutions located in the PRC and will continue to be indefinitely reinvested in our operations in the PRC.

On January 8, 2021, the Company issued 4,000,000 of its Series A Convertible Preferred Shares, par value $0.001 per share (“Series A Preferred Shares”), at a purchase price of $1.00 per share and a stated value of $1.10 per share, in a registered direct offering. Each Series A Preferred Share is convertible into the Company’s ordinary shares at a conversion price per share equal to the lesser of (i) $2.00 and (ii) 90% of the lowest volume weighted average price of the ordinary shares on a trading day during the ten trading days prior to the conversion date, but not lower than $0.44, subject to certain adjustments. Holders of Series A Preferred Shares are entitled to receive dividends of 8.0% per annum. The net proceeds from this offering were approximately $3.43 million. From January 8, 2021 until May 27, 2021, the purchaser converted 3,409,078 Series A Preferred Shares into 3,805,775 ordinary shares of the Company pursuant to the terms of the certificate of designation of the Preferred Shares (the “Certificate of Designation”). The Company failed to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “10-K”) with the SEC, which ultimately resulted in the registration statement registering the Series A Preferred Shares and ordinary shares sold in the offering no longer being effective, which is a “Triggering Event” as defined in the Certificate of Designation, and triggered certain redemption rights of the purchaser as set forth in the Certificate of Designation. On May 27, 2021, the Company redeemed 590,922 Series A Preferred Shares and repurchased 793,192 ordinary shares that were converted following the failure to file the 10-K from the purchaser. The total consideration was $1,450,000, which includes the dividend payable of preferred shares. On the same day, the Company cancelled the redeemed preferred shares and the repurchased ordinary shares.

On March 8, 2021, the Company sold 3,625,954 ordinary shares at a price of $1.31 per share, and 2,719,464 five-year warrants to purchase ordinary shares at an exercise price of $1.31 per share, in a registered direct offering. The net proceeds to the Company from this offering were approximately $4.35 million.

The following table sets forth a summary of changes in our working capital from December 31, 2020 to March 31, 2021:

			December 31, 2020 to March 31, 2021
	March 31, 2021	December 31, 2020	Change	Percentage Change
Working capital deficit:
Total current assets	$114,439,484	$114,249,453	$190,031	0.2%
Total current liabilities	137,572,851	133,364,200	4,208,651	3.2%
Working capital deficit:	$(23,133,367)	$(19,114,747)	$(4,018,620)	21.0%

Our working capital deficit increased by $4,018,620 to a working capital deficit of $23,133,367 at March 31, 2021 from a working capital deficit of $19,114,747 at December 31, 2020. This increase in working capital deficit is primarily attributable to a decrease in restricted cash of approximately $145,000, a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $9,725,000, a decrease in other receivables of approximately $761,000, an increase in accounts payable of approximately $3,570,000, an increase in short-term bank loans of approximately $2,369,000, an increase in long-term bank loans - current portion approximately of $376,000 due to the repayment schedule, an increase in accrued liabilities and other payables of approximately $2,333,000andan increase in lease liability of approximately $335,000, offset by an increase in inventories, net of reserve for inventories, of approximately $2,703,000 due to additional fishery products purchased by Fujian Heyue and the slowdown in sales deliveries as a result of strict measures taken by the government to address prevention and control of COVID-19, an increase in prepaid expenses of approximately $179,000, an increase in prepaid expenses-related party of approximately $2,267,000 and a decrease in accounts payable- related parties of approximately $4,774,640.

In order to mitigate our liquidity risk, we plan to rely on the proceeds from loans from banks and/or financial institutions to increase working capital in order to meet capital demands, and the government subsidies for modification and rebuilding project and reimbursement of certain operating expenses. In addition, Mr. Zhuo, our Chief Executive Officer and Chairman of the Board, will continue to provide financial support to the Company when necessary.

The Company meets its day-to-day working capital requirements through cash flow provided by operations, bank loans and related parties’ advances. The Indonesian government’s moratorium on fishing licenses renewals creates uncertainty over fishing operations in Indonesian waters. The Company’s forecasts and projections show that the Company has adequate resources to continue in operational existence to meet its obligations in the twelve months following the date of this filing, considering operations in Indian waters and international waters and consideration of opportunities in new fishing territories. Also, in the recent years, the Company has upgraded 57 fishing vessels and 3 transport vessels, the deployment of more vessels in operation will generate more revenue and cash inflows to the Company. In addition, the Company receives subsidies for modification and rebuilding project and reimbursement of certain operating expenses from government, as an encouragement of the development of ocean fishing industry.

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

The following tables summarize our contractual obligations as of March 31, 2021 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$4	$4	$-	$-	$-
Short-term bank loans (1)	54,784	54,784	-	-	-
Office lease obligation	710	710	-	-	-
Long-term bank loans	316,841	40,364	173,872	91,078	11,527
Total	$372,339	$95,862	$173,872	$91,078	$11,527

(1)	Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2021, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of as of March 31, 2021 as a result of the material weaknesses in our internal control over financial reporting discussed below.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the material weakness in our internal control over financial reporting as of December 31, 2020 that we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of US GAAP commensurate with our financial reporting requirements. We concluded that our internal control over financial reporting was not effective as of March 31, 2021.

Nonetheless, management believes that our consolidated financial statements included in this Quarter Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified that, based on such officer’s knowledge, the financial statements and other financial information included in this Quarter Report on Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report. In addition, we are determining a remediation plan for the material weaknesses, which plan is described below.

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

Changes in Internal Controls over Financial Reporting

The changes in the aforementioned internal controls over financial reporting and the remediation efforts expected to be undertaken have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No other changes in the Company’s internal control over financial reporting occurred during the first quarter of its 2021 fiscal year

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of legal proceedings, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on October 13, 2021.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on October 13, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit

3.1	Certificate of Designation for Series A Convertible Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with the Securities and Exchange Commission on January 7, 2021).

4.1	Form of Ordinary Share Purchase Warrant, dated January 7, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with Securities and Exchange Commission on January 7, 2021).

4.2	Form of Ordinary Share Purchase Warrant, dated March 3, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with Securities and Exchange Commission on March 8, 2021).

4.3	Form of Placement Agent Ordinary Share Purchase Warrant, dated March 3, 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with Securities and Exchange Commission on March 8, 2021).

10.1	Form of Securities Purchase Agreement by and between Pingtan Marine Enterprise Ltd. and purchaser named therein, dated January 7, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with Securities and Exchange Commission on January 7, 2021).

10.2	Placement Agent Agreement by and between Pingtan Marine Enterprise Ltd. and Spartan Capital Securities, LLC, dated January 7, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with Securities and Exchange Commission on January 7, 2021).

10.3	Form of Securities Purchase Agreement by and between Pingtan Marine Enterprise Ltd. and purchasers named therein, dated March 3, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with Securities and Exchange Commission on March 8, 2021).

10.4	Placement Agent Agreement by and between Pingtan Marine Enterprise Ltd. and Spartan Capital Securities, LLC, dated March 3, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35192) filed with Securities and Exchange Commission on March 8, 2021).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: October 19, 2021	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: October 19, 2021	By:	/s/ LiMing Yung
LiMing Yung
Chief Financial Officer (Principal Financial and Accounting Officer)