Form 10-Q
period 2021-06-30
Pingtan Marine Enterprise Ltd.
filed 2021-10-19
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of October 15, 2021, the outstanding number of the registrant’s ordinary shares, par value $0.001 per share, was 85,940,965.

PINGTAN MARINE ENTERPRISE LTD.

FORM 10-Q

June 30, 2021

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,197,774	$691,933
Restricted cash	13,049,278	9,912,666
Accounts receivable, net	28,744,557	31,946,561
Inventories, net	77,137,207	67,611,136
Prepaid expenses	671,141	170,706
Prepaid expenses - related party	7,461	2,015,357
Other receivables	879,740	1,901,094

Total Current Assets	122,687,158	114,249,453

OTHER ASSETS:
Cost method investment	3,250,724	3,218,440
Equity method investment	29,530,620	29,689,813
Prepayment for long-term assets	113,020,953	66,083,041
Right-of-use asset	624,918	64,220
Property, plant and equipment, net	267,194,143	250,155,011

Total Other Assets	413,621,358	349,210,525

Total Assets	$536,308,516	$463,459,978

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$40,823,267	$18,792,983
Accounts payable - related parties	6,699,316	9,966,708
Short-term bank loans	55,726,692	52,414,596
Long-term bank loans - current portion	50,703,774	39,987,577
Accrued liabilities and other payables	19,079,744	12,151,633
Lease liability- current	368,984	32,349
Due to related parties	1,468,354	18,354

Total Current Liabilities	174,870,131	133,364,200

OTHER LIABILITIES:
Lease liability	223,462	-
Long-term bank loans - non-current portion	283,236,129	245,116,088

Total Liabilities	458,329,722	378,480,288

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Equity attributable to owners of the Company:
Preferred shares ($0.001 par value; 5,000,000 shares and 0 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020)	-	-
Ordinary shares ($0.001 par value; 125,000,000 shares authorized; 85,940,965 and 79,302,428 shares issued and outstanding at June 30, 2021 and December 31, 2020)	85,941	79,302
Additional paid-in capital	88,678,870	82,045,993
Retained earnings	(30,375,020)	(18,594,755)
Statutory reserve	15,751,712	15,751,712
Accumulated other comprehensive loss	(10,532,713)	(9,568,873)
Total equity attributable to owners of the Company	63,608,790	69,713,379
Non-controlling interest	14,370,004	15,266,311

Total Shareholders’ Equity	77,978,794	84,979,690

Total Liabilities and Shareholders’ Equity	$536,308,516	$463,459,978

See notes to consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(IN U.S. DOLLARS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

REVENUE	$36,865,155	$23,463,133	$65,172,293	$40,770,133

COST OF REVENUE	31,811,671	21,299,920	66,365,166	32,854,363

GROSS PROFIT (LOSS)	5,053,484	2,163,213	(1,192,873)	7,915,770

OPERATING EXPENSES:
Selling	1,592,906	1,046,519	3,136,795	1,948,170
General and administrative	1,963,909	795,332	3,732,007	2,065,475
General and administrative - depreciation	72,568	789,334	144,854	1,500,767
Subsidy	(1,573,977)	(564,095)	(3,603,797)	(8,338,088)
Impairment loss	491,320	-	975,366	-

Total Operating Expenses	2,546,726	2,067,090	4,385,225	(2,823,676)

INCOME (LOSS) FROM OPERATIONS	2,506,758	96,123	(5,578,098)	10,739,446

OTHER INCOME (EXPENSE):
Interest income	21,322	1,162,486	49,453	2,362,612
Interest expense	(3,864,778)	(2,936,529)	(7,664,914)	(5,835,425)
Foreign currency transaction gain (loss)	1,099,954	21,718	549,661	(344,691)
Gain from cost method investment	605,178	132,753	605,178	132,753
Loss on equity method investment	(244,313)	(143,015)	(456,180)	(268,543)
Other income (expense)	(76,958)	5,084	(76,856)	(30,456)

Total Other Expense, net	(2,459,595)	(1,757,503)	(6,993,658)	(3,983,750)

INCOME (LOSS) BEFORE INCOME TAXES	47,163	(1,661,380)	(12,571,756)	6,755,696

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$47,163	$(1,661,380)	$(12,571,756)	$6,755,696

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	140,979	(85,370)	(831,491)	667,016

NET (LOSS) INCOME ATTRIBUTABLE TO ORDINARY SHAREHOLDERS OF THE COMPANY BEFORE PREFERRED DIVIDENDS	(93,816)	(1,576,010)	(11,740,265)	6,088,680
LESS: PREFERRED SHARE DIVIDENDS	(40,000)	-	(300,000)	-
NET (LOSS) INCOME ATTRIBUTABLE TO ORDINARY SHAREHOLDERS OF THE COMPANY	$(133,816)	$(1,576,010)	$(12,040,265)	$6,088,680

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	47,163	(1,661,380)	(12,571,756)	6,755,696
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation gain (loss)	437,211	(166,176)	(1,028,656)	(1,854,615)
COMPREHENSIVE (LOSS) INCOME	484,374	(1,827,556)	(13,600,412)
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	183,687	(98,734)	(896,307)	518,480
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ORDINARY SHAREHOLDERS OF THE COMPANY	$300,687	$(1,728,822)	$(12,704,105)	$4,382,601

NET (LOSS) INCOME PER ORDINARY SHARE ATTRIBUTABLE TO ORDINARY SHAREHOLDERS OF THE COMPANY
Basic	$(0.00)	$(0.02)	$(0.14)	$0.08
Diluted	$(0.00)	$(0.02)	$(0.14)	$0.08

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic	86,389,548	79,055,053	83,854,623	79,055,053
Diluted	86,797,148	79,055,053	83,854,623	79,055,053

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
	Preferred shares		Ordinary Shares		Additional			Accumulated Other	Non-	Total
	Number of		Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Reserve	Loss	Interest	Equity

Balance, March 31, 2021 (Unaudited)	1,045,466	$1,045	86,153,061	$86,153	$90,087,612	$(30,241,204)	$15,751,712	$(10,927,216)	$14,186,317	$78,944,419

Net income	-	-	-	-	-	(93,816)	-	-	140,979	47,163

Conversion of preferred shares into ordinary shares	(454,544)	(454)	538,052	538	(84)					-

Conversion of dividend payable for preferred shares into ordinary shares			43,044	43	39,957	(40,000)				-

Repurchase of preferred shares	(590,922)	(591)	(793,192)	(793)	(1,448,616)	-	-	-	-	(1,450,000)

Foreign currency translation adjustment	-	-	-	-	-	-	-	394,503	42,708	437,211

Balance, June 30, 2021 (Unaudited)	-	$-	85,940,965	$85,941	$88,678,870	$(30,375,020)	$15,751,712	$(10,532,713)	$14,370,004	$77,978,794

Balance, March 31, 2020 (Unaudited)	-	$-	79,055,053	$79,055	$81,682,599	$61,951,144	$15,748,751	$(17,634,175)	$19,979,119	$161,806,493

Net loss	-	-	-	-	-	(1,576,010)	-	-	(85,370)	(1,661,380)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(152,812)	(13,364)	(166,176)

Balance, June 30, 2020 (Unaudited)	-	$-	79,055,053	$79,055	$81,682,599	$60,375,134	$15,748,751	$(17,786,987)	$19,880,385	$159,978,937

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(IN U.S. DOLLARS)

	Equity Attributable To Owners of The Company
	Preferred shares		Ordinary Shares		Additional			Accumulated Other	Non-	Total
	Number of		Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Reserve	Loss	Interest	Equity

Balance, December 31, 2020	-	$-	79,302,428	$79,302	$82,045,993	$(18,594,755)	$15,751,712	$(9,568,873)	$15,266,311	$84,979,690

Net loss	-	-	-	-	-	(11,740,265)	-	-	(831,491)	(12,571,756)

Issue of series A preferred shares	4,000,000	4,000			3,694,273	-	-	-	-	3,698,273

Issue of ordinary shares			3,625,954	3,626	4,347,617					4,351,243

Dividend payments for preferred shares			295,218	295	299,705	(300,000)

Converted Series A Preferred Shares into ordinary shares	(3,409,078)	(3,409)	3,510,557	3,511	(102)	-	-	-	-	-

Repurchase of Preferred Shares	(590,922)	(591)	(793,192)	(793)	(1,448,616)					(1,450,000)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(963,840)	(64,816)	(1,028,656)

Balance, June 30, 2021 (Unaudited)	-	$-	85,940,965	$85,941	$88,638,870	$(30,335,020)	$15,751,712	$(10,532,713)	$14,370,004	$77,978,794

Balance, December 31, 2019	-	$-	79,055,053	$79,055	$81,682,599	$54,286,454	$15,748,751	$(16,080,908)	$19,361,905	$155,077,856

Net income	-	-	-	-	-	6,088,680	-	-	667,016	6,755,696

Foreign currency translation adjustment	-	-	-	-	-	-	-	(1,706,079)	(148,536)	(1,854,615)

Balance, June 30, 2020 (Unaudited)	-	$-	79,055,053	$79,055	$81,682,599	$60,375,134	$15,748,751	$(17,786,987)	$19,880,385	$159,978,937

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12,571,756)	$6,755,696
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	7,192,857	6,672,732
Bad debt expense	510,358	57,205
(Decrease) increase in inventory allowance	(5,682,073)	2,000,619
Loss on equity method investment	143,015	268,543
Impairment loss of fishing vessels	975,366	-
Changes in operating assets and liabilities:
Accounts receivable	3,005,729	(3,567,172)
Inventories	(3,149,808)	(28,703,844)
Prepaid expenses	(499,082)	587,974
Prepaid expenses - related party	2,024,445
Other receivables	1,038,544	387,716
Accounts payable	21,802,289	9,592,030
Accounts payable - related parties	(3,361,279)	688,894
Accrued liabilities and other payables	6,794,010	320,455
Due to related parties	127,597	(323,577)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	18,350,212	(5,262,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(22,687,255)	(85,240,006)
Prepayment made for long-term assets	(46,191,388)	-
Proceeds from government grants for fishing vessel construction	-	20,893,357

NET CASH USED IN INVESTING ACTIVITIES	(68,878,643)	(64,346,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of short-term bank loans	44,809,790	81,343,591
Repayments of short-term bank loans	(42,028,493)	-
Proceeds from long-term bank loans	68,956,984	76,076,167
Repayments of long-term bank loans	(23,063,682)	(14,611,982)
Proceeds from issuance of ordinary shares	4,351,243
Proceeds from issuance of series A preferred shares	3,698,273	-
Proceeds from related party	1,450,000
Repurchase of preferred shares	(1,450,000)
Advance to related party-HL	-	(69,423,710)

NET CASH PROVIDED BY FINANCING ACTIVITIES	56,724,115	73,384,066

EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,553,231)	309,238

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,642,453	4,083,926

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - beginning of period	10,604,599	10,092,205

CASH, CASH EQUIVALENTS AND RESTRICTED - end of period	$15,247,052	$14,176,131

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$8,640,280	$6,750,422
Income taxes	$-	$-

RECONCILIATION TO AMOUNTS ON CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	2,197,774	3,405,523
Restricted cash	13,049,278	10,770,608
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$15,247,052	$14,176,131
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment by decreasing prepayment for long-term assets	$(46,191,388)	$(15,731,909)

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2021

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

On October 24, 2012, CGEI and China Dredging Group Co., Ltd (“CDGC” or “China Dredging”) entered into a Merger Agreement providing for the combination of CGEI and CDGC and on October 24, 2012, CGEI also acquired all of the outstanding capital shares and other equity interests of Merchant Supreme Co., Ltd. (“Merchant Supreme”), a company incorporated on June 25, 2012, in the British Virgin Islands (“BVI”), as per a Share Purchase Agreement. On February 25, 2013, the merger between the Company, CDGC and Merchant Supreme became effective and has been accounted for as a “reverse merger” and recapitalization since the common shareholders of CDGC and Merchant Supreme (i) owned a majority of the outstanding ordinary shares of the Company immediately following the completion of the transaction, and (ii) have significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity. In accordance with the provision of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-40, CDGC and Merchant Supreme are deemed the accounting acquirers and the Company is the legal acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of the Company. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of CDGC, Merchant Supreme and their subsidiaries and are recorded at the historical cost basis. The Company’s assets, liabilities and results of operations were consolidated with the assets, liabilities, and results of operations of CDGC, Merchant Supreme and their subsidiaries after the acquisition date of February 25, 2013. Following the completion of the business combination which became effective on February 25, 2013, CDGC and Merchant Supreme became the wholly-owned subsidiaries of the Company. The Company’s ordinary shares, par value $0.001 per share, are listed on The NASDAQ Capital Market under the symbol “PME”.

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

(IN U.S. DOLLARS)
JUNE 30, 2021

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of June 30, 2021, are as follows:

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
JUNE 30, 2021

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Fujian Heyue, through its PRC subsidiary, Pingtan Fishing, engages in ocean fishing with its owned and controlled vessels within the Indian Exclusive Economic Zone, the international waters and Arafura Sea of Indonesia.

The Company had a working capital deficit of $52,182,973 as of June 30, 2021. In order to mitigate its liquidity risk, the Company plans to rely on the proceeds from loans from banks and/or financial institutions to increase working capital in order to meet capital demands, and the government subsidies for modification and rebuilding project and reimbursement of certain operating expenses. In addition, Mr. Zhuo, the Chief Executive Officer and Chairman of the Board, will continue to provide financial support to the Company when necessary.

The Company meets its day-to-day working capital requirements through cash flow provided by operations, bank loans and related parties’ advances. The Indonesian government’s moratorium on fishing licenses renewals creates uncertainty over fishing operations in Indonesian waters. The Company’s forecasts and projections show that the Company has adequate resources to continue in operational existence to meet its obligations in the twelve months following the date of this filing, considering operations in Indian waters and international waters and consideration of opportunities in new fishing territories. Also, in the recent years, the Company has upgraded 57 fishing vessels and 3 transport vessels, the deployment of these vessels into operation will generate more revenue and cash inflows to the Company. In addition, the Company receives subsidies for modification and rebuilding projects and is reimbursed for certain operating expenses from government entities, as an encouragement of the development of ocean fishing industry.

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

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three and six months ended June 30, 2021 and 2020 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and Hong Kong. At June 30, 2021 and December 31, 2020, cash balances in the PRC were $2,080,745 and $468,273, respectively, and cash balances in Hong Kong were $117,029 and $223,660, respectively, and are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash consists of cash deposits held by the Export Import Bank of China to secure its bank loans and Hong Long’s short-term bank loans. At June 30, 2021 and December 31, 2020, restricted cash amounted to $13,049,278 and $9,912,666, respectively.

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, inventories, advances to suppliers, prepaid expenses, prepaid expenses – related party, other receivables, other receivables – related party, accounts payable, accounts payable – related parties, short-term bank loans, accrued liabilities and other payables, accrued liabilities and other payables – related party, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The fair value of the Company’s long-term bank loans under its agreements approximates its carrying value at June 30, 2021. The fair value of the Company’s long-term bank loans under its agreements were estimated using Level 2 inputs based on market data. As of June 30, 2021, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value.

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
JUNE 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current creditworthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At June 30, 2021 and December 31, 2020, the Company had established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $926,537 and $411,131, respectively.

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

A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed net realizable value due to obsolescence or quantities in excess of expected demand or price decreases, the Company will record a reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. At June 30, 2021 and December 31, 2020, the Company has a reserve for inventories in the amount of $10,595,138 and $16,125,749, respectively.

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

Investment in unconsolidated company – Global Deep Ocean

The Company uses the equity method of accounting for its investment in, and earning or loss of, companies that it does not control but usually owns 20% to 50% over which it does exert significant influence. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. The Company reviews its investments for other-than-temporary impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment. The determination of fair value of the investment involves considering factors such as current economic and market conditions, the operating performance of the entities including current earnings trends and forecasted cash flows, and other company and industry specific information. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. See Note 6 for discussion of the equity investment.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2021

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

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete, or the construction activity is suspended for more than a brief period. The Company capitalized interest of $0 and $765,066 for the three months ended June 30, 2021 and 2020, respectively, in the fishing vessels under construction. The Company capitalized interest of $0 and $1,008,925 for the six months ended June 30, 2021 and 2020, respectively, in the fishing vessels under construction.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates the impairment by comparing the carrying amount of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived assets over their fair value. Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. The Company recognized impairment loss of $491,320 and nil for the three months ended June 30, 2021 and 2020, respectively. The Company recognized impairment loss of $975,366 and nil for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, the Company assessed the recoverability of 1 new krill fishing vessel that was in the building stage based on the undiscounted future cash flow that the fishing vessel is expected to generate as less than the carrying amount, and recognized an impairment loss.

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

We have identified one performance obligation being when the frozen fish and other marine catches identified in the contract are picked up by the customers at our cold storage warehouse, with revenue being recognized at a point in time. We initially recognize revenue in an amount which is estimated based on contractual prices. The receivables under contracts, whereby pricing is based on contractual prices, are primarily collected within 180 days. The Company does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers. The Company does not accept returns from customers.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

Disaggregation of revenue

The following tables disaggregate revenues under ASC Topic 606 by species of fish. For the three months ended June 30, 2021 and 2020, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended June 30, 2021
	Revenue	Volume (KG)	Average price	Percentage of revenue
South American white shrimp (whole)	$9,786	1,958,934	$5.00	26.5%
Indian Ocean squid	7,395	7,391,773	1.00	20.1%
Peru squid	6,909	5,267,616	1.31	18.7%
Argentina squid	5,037	1,617,650	3.11	13.7%
Chub mackerel	3,910	3,997,198	0.98	10.6%
Other	3,828	3,804,615	1.01	10.4%
Total	$36,865	24,037,786	$1.53	100.0%

	Three Months Ended June 30, 2020
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$12,108	14,970,511	$0.81	51.6%
Peru squid	2,855	1,949,315	1.46	12.2%
Chub mackerel	2,064	2,285,335	0.90	8.8%
Croaker fish	1,839	1,015,030	1.81	7.8%
Cuttle fish	1,666	398,240	4.18	7.1%
Others	2,931	1,136,003	2.58	12.5%
Total	$23,463	21,754,434	$1.08	100.0%

The following tables disaggregate revenues under ASC Topic 606 by species of fish. For the six months ended June 30, 2021 and 2020, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Six Months Ended June 30, 2021
	Revenue	Volume (KG)	Average price	Percentage of revenue
South American white shrimp (whole)	$12,865	2,563,494	$5.02	19.7%
Argentina squid	12,591	3,911,700	3.22	19.3%
Peru squid	11,454	8,661,894	1.32	17.6%
Indian Ocean squid	10,702	10,859,352	0.99	16.4%
Chub mackerel	5,574	5,726,630	0.97	8.6%
Others	11,986	9,245,487	1.3	18.4%
Total	$65,172	40,968,557	$1.59	100.0%

	Six Months Ended June 30, 2020
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$19,821	23,272,651	$0.85	48.6%
Peru squid	4,838	3,053,765	1.58	11.9%
Cuttle fish	4,116	925,140	4.45	10.1%
Chub mackerel	4,015	4,555,204	0.88	9.8%
Croaker fish	3,096	1,707,819	1.81	7.6%
Others	4,884	1,779,139	2.75	12.0%
Total	$40,770	35,293,718	$1.16	100.0%

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2021

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

The Company’s subsidiary, Pingtan Fishing, is a qualified ocean fishing enterprise certified by the Ministry of Agriculture and Rural Affairs of the PRC (“MARA”). The qualification renews on April 1 of each year. Pingtan Fishing is exempt from income tax derived from its ocean fishing operations in the periods it processes a valid Ocean Fishing Enterprise Qualification Certificate issued by the MARA.

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
JUNE 30, 2021

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

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of June 30, 2021 and December 31, 2020, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and amounted to $318,978 and $44,952 for the three months ended June 30, 2021 and 2020, respectively. Shipping and handling costs amounted to $656,273 and $321,093 for the six months ended June 30, 2021 and 2020, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs amounted to $894,667 and $1,242,254 for the three months ended June 30, 2021 and 2020, respectively. Employee benefit costs amounted to $1,629,851 and $2,511,059 for the six months ended June 30, 2021 and 2020, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company and Merchant Supreme and Prime Cheer, the Company’s subsidiaries, is the U.S. dollar. The functional currency of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, the Company’s subsidiaries, is the Chinese Renminbi (“RMB”). For the Company’s subsidiaries Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2021 and 2020 was $1,553,231 and $195,545, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date and any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transactions in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at June 30, 2021 and December 31, 2020 were translated at 6.4601 RMB to $1.00 and at 6.5249 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the six months ended June 30, 2021 and 2020 were 6.4718 RMB and 7.0319 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Earnings (loss) per share

ASC Topic 260 “Earnings per Share,” requires presentation of both basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic net income (loss) per share is computed by dividing net income (loss) available to ordinary shareholders adjusted for preferred stock dividends accumulated by the weighted average number of ordinary shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income adjusted for preferred stock dividends accumulated by the weighted average number of ordinary shares, ordinary share equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of the ordinary shares issuable upon the exercise of ordinary share warrants (using the treasury stock method). Ordinary share equivalents are not included in the calculation of diluted earnings per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income attributable to ordinary shareholders of the Company	(93,816)	(1,576,010)	(11,740,265)	6,088,680
Preferred Share Dividends	(40,000)	-	(300,000)	-
Net (loss) income available to ordinary shareholders of the company for basic and diluted net income per share of ordinary shares	$(133,816)	$(1,576,010)	$(12,040,265)	$6,088,680
Weighted average ordinary shares outstanding
Basic	86,389,548	79,055,053	83,854,623	79,055,053
Diluted	86,389,548	79,055,053	83,854,623	79,055,053
Net (loss) income per ordinary share attributable to ordinary shareholders of the Company
Basic	$(0.00)	$(0.02)	$(0.14)	$0.08
Diluted	$(0.00)	$(0.02)	$(0.14)	$0.08

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of June 30, 2021, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 included net income (loss) and unrealized gain from foreign currency translation adjustments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2021. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the PRC and Hong Kong. The Company has not experienced any losses in such accounts. A portion of the Company’s sales are credit sales which are primarily to customers whose abilities to pay are dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2021

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

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This standard eliminates the current requirement to disclose the amount or reason for transfers between level 1 and level 2 of the fair value hierarchy and the requirement to disclose the valuation methodology for level 3 fair value measurements. The standard includes additional disclosure requirements for level 3 fair value measurements, including the requirement to disclose the changes in unrealized gains and losses in other comprehensive income during the period and permits the disclosure of other relevant quantitative information for certain unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2019. We applied the new standard beginning January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”) to clarify the interaction in accounting for equity securities under Topic 321, investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. We applied the new standard beginning January 1, 2021. The adoption did not have a material impact on the Company’s consolicated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the existing guidance for income taxes related to the approach for intra-period tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also simplifies the accounting for income taxes by clarifying and amending existing guidance related to the effects of enacted changes in tax laws or rates in the effective tax rate computation, the recognition of franchise tax and the evaluation of a step-up in the tax basis of goodwill, among other clarifications. ASU 2019-12 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. We applied the new standard beginning January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2021

NOTE 3 – ACCOUNTS RECEIVABLE

At June 30, 2021 and December 31, 2020, accounts receivable consisted of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Accounts receivable	$29,671,094	$32,357,692
Less: allowance for doubtful accounts	(926,537)	(411,131)
	$28,744,557	$31,946,561

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of an individual balance. Bad debt expense was $605,589 and $(50,336) for the three months ended June 30, 2021 and 2020, respectively. Bad debt expense was $510,358 and $57,205 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 4 – INVENTORIES

At June 30, 2021 and December 31, 2020, inventories consisted of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Frozen fish and marine catches in warehouse	$40,344,572	$44,272,021
Frozen fish and marine catches work in progress	26,958,530	20,702,914
Frozen fish and marine catches in transit	20,429,243	18,761,950
	87,732,345	83,736,885
Less: reserve for inventories	(10,595,138)	(16,125,749)
	$77,137,207	$67,611,136

Frozen fish and marine catches in warehouse represent fish inventory in cold storage warehouses located in China.

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

The Company recorded a provision for inventory of $(8,502,163) and $2,266,917 for the three months ended June 30, 2021 and 2020, respectively. The Company recorded a provision for inventory of $(5,682,073) and $2,000,619 for the six months ended June 30, 2021 and 2020, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2021

NOTE 5 – OTHER RECEIVABLES

At June 30, 2021 and December 31, 2020, other receivables consisted of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
VAT recoverable (1)	$492,455	$1,520,501
Other	387,285	380,593
	$879,740	$1,901,094

(1)	The balance of advanced VAT represents input VAT available for deducting the amount of VAT paid in the future.

NOTE 6 – COST METHOD INVESTMENT

At June 30, 2021 and December 31, 2020, cost method investment amounted to $3,250,724 and $3,218,440, respectively. The investment represents Pingtan Fishing’s, the Company’s subsidiary, minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank”), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately US$3.0 million) to purchase 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and accounted for 4.8% investment in the total equity investment of the bank as of June 30, 2021 and December 31, 2020.

In accordance with ASC Topic 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of June 30, 2021 and December 31, 2020.

NOTE 7 – EQUITY METHOD INVESTMENT

At June 30, 2021 and December 31, 2020, the equity investment amounted to $29,530,620 and $29,689,813, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with two unrelated companies in the PRC. In April 2017, these two companies sold their shares to another unrelated party, Zhen Lin. As of June 30, 2020 and 2021, Pingtan Fishing and Zhen Lin accounted for 20% and 80% of the total ownership, respectively.

Global Deep Ocean processes, stores, and transports Deep Ocean fishing products. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately US $154.8 million) and as of June 30, 2021, Pingtan Fishing had contributed its share of registered capital of RMB 200 million (approximately US$31.0 million).

The Company measures this equity investment in the consolidated financial statements utilizing the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the changes in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three months ended June 30, 2021 and 2020, the Company’s share of Global Deep Ocean’s net loss was $244,313 and $143,015, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income. For the six months ended June 30, 2021 and 2020, the Company’s share of Global Deep Ocean’s net loss was $456,180 and $268,543, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2021

NOTE 8 – PREPAYMENT FOR LONG-TERM ASSETS

At June 30, 2021 and December 31, 2020, prepayment for long-term assets consisted of prepayment for fishing vessels’ construction. The Company reclassifies the prepayment for fishing vessels’ construction to construction-in-progress using the percentage of completion method.

For the six months ended June 30, 2021, a summary of activities in prepayment for long-term assets was as follows:

Prepayment for fishing vessels’ construction
Balance - December 31, 2020	$66,083,041
Prepayments made for fishing vessels’ construction	46,191,388
Reclassification to construction-in-progress	-
Foreign currency fluctuation	746,524
Balance – June 30, 2021	$113,020,953

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2021 and December 31, 2020, property, plant and equipment consisted of the following:

	Useful life	June 30, 2021	December 31, 2020
		(Unaudited)
Fishing vessels	10 - 20 Years	$329,534,396	$304,764,105
Vehicles	5 Years	41,372	23,336
Office and other equipment	3 – 5 Years	492,980	488,084
		330,068,748	305,275,525
Less: accumulated depreciation		(62,874,605)	(55,120,514)
		$267,194,143	$250,155,011

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2021

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT (continued)

During the six months ended June 30, 2021, the Company received a government subsidy for a batch of fishing vessels amounted to RMB 23.3 million (approximately US$3.6 million). The subsidy is related to assets which requires deducting it from the carrying amount of the asset.

For the three months ended June 30, 2021 and 2020, depreciation expense amounted to $3,384,414 and $3,294,304, respectively, of which $3,311,846 and $2,504,970, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense. For the six months ended June 30, 2021 and 2020, depreciation expense amounted to $7,192,857 and $6,672,732, of which $7,048,003 and $5,171,965, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

The Company had 128 and 82 fishing vessels at June 30, 2021 and December 31, 2020, with net carrying amount of approximately $243.4 million and $227.3 million, respectively, pledged as collateral for its bank loans.

The Company recognized an impairment loss of $491,320 and nil for the three months ended June 30, 2021 and 2020, respectively. The Company recognized impairment loss of $975,366 and nil for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, the Company assessed the recoverability of 1 krill fishing vessel that was in the building stage based on the undiscounted future cash flow that the fishing vessel is expected to generate as less than the carrying amount, and recognized an impairment loss.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2021

NOTE 10 – RELATED PARTIES TRANSACTIONS

Accounts payable - related parties

At June 30, 2021 and December 31, 2020, accounts payable - related parties consisted of the following:

Name of related party	June 30, 2021	December 31, 2020
	(Unaudited)
Hong Long (1)	$4,438,232	$781,225
Global Deep Ocean	41,290	7,602,944
Fujian Jingfu Ocean Fishery Development Co., Ltd. (2)	268,974	1,327
Huna Lin	1,950,820	1,581,212
	$6,699,316	$9,966,708

(1)	Hong Long is an affiliate company majority owned by a family member of the Company’s CEO.
(2)	Fujian Jingfu Ocean Fishery Development Co., Ltd. is a subsidiary of Hong Long

These accounts payable - related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

Due to related parties

At June 30, 2021 and December 31, 2020, the due to related parties amount consisted of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Accrued compensation for LiMing Yung, Chief Financial Officer	$15,000	$15,000
Accrued compensation for Xinrong Zhuo, Chief Executive Officer	3,354	3,354
Advance from Xinrong Zhuo, Chief Executive Officer	1,450,000	-
	$1,468,354	$18,354

The balance of accrued compensation represents accrued compensation for CEO and CFO.

The advance from Xinrong Zhuo, the Company’s Chief Executive Officer, is for working capital purposes and short-term in nature, non-interest bearing, unsecured and payable on demand.

Operating lease

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, the spouse of the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the annual rent is RMB 84,000 (approximately US$13,000) and expires on July 31, 2021. This lease was renewed for one year under the same term upon expiry, and the new lease will be expired on July 31, 2022.

For the three months ended June 30, 2021 and 2020, rent expense related to the Office Lease amounted to $3,251 and $2,964, respectively. For the six months ended June 30, 2021 and 2020, rent expense related to the Office Lease amounted to $6,490 and $5,973, respectively. The future minimum rental payment required under the Office Lease is as follows:

Twelve-month period Ending June 30:	Amount
2022	$1,082

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2021

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Purchases from related parties

During the three and six months ended June 30, 2021 and 2020, purchases from related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Purchase of fuel, fishing nets and other on board consumables
Fujian Jingfu Marine Fishery Development Co., Ltd	$338,065	$-	$985,625	$-
Global Deep Ocean	81,451	-	81,451	-
Fuzhou Honglong Ocean Fishery Co., Ltd.	3,782,106	636,530	4,244,019	1,064,720
	4,201,622	636,530	5,311,095	1,064,720
Purchase of leasing
Ping Lin	3,251	2,964	6,490	5,973
Purchase of vessel maintenance services, docking and freight
Huna Lin	3,361,738	210,961	6,442,420	3,411,251
	$3,361,738	$210,961	$6,442,420	$3,411,251
Purchase of inventory for sale
Global Deep Ocean	6,202,532	-	6,202,532	-

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2021

NOTE 11 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturity. The Company is in compliance with all debt covenants. At June 30, 2021 and December 31, 2020, short-term bank loans consisted of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Loan from The Export-Import Bank of China, due on January 21, 2021 with annual interest rate of 3.88% at December 31, 2020, guaranteed by Pin Lin, Xinrong Zhuo and Hong Long, pledged deposits provided by Hong Long amounted to RMB 42 million, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	$-	$41,686,462
Loan from Fujian Haixia Bank, due on October 29, 2021 with annual interest rate of 6.09% at March 31, 2021 and December 31, 2020, collateralized by Hong Long’s 5 fishing vessels, the Company’s 1 fishing vessel and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%.	10,835,746	10,728,134
Loan from Fujian Haixia Bank, due on January 19, 2022 with annual interest rate of 6.09% at March 31, 2021, guaranteed by Pin Lin, Xinrong Zhuo, Longxiong Zhuo, Longjie Zhuo, Longhao Zhuo and Hong Long, collateralized by three land use rights of old city reconstruction plots west of Baima Road, Gulou District, east of Liuhe Road, north of Daoshan Road, the debt ratio of borrower should not be higher than or equal to 80%.	29,411,309	-
Loan from Fujian Haixia Bank, due on January 20, 2022 with annual interest rate of 6.09% at March 31, 2021, guaranteed by Pin Lin, Xinrong Zhuo, Longxiong Zhuo, Longjie Zhuo, Longhao Zhuo and Hong Long, collateralized by three land use rights of old city reconstruction plots west of Baima Road, Gulou District, east of Liuhe Road, north of Daoshan Road, the debt ratio of borrower should not be higher than or equal to 80%.	15,479,637	-
	$55,726,692	$52,414,596

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2021

NOTE 11 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. The Company is in compliance with all long-term bank loan covenants. At June 30, 2021 and December 31, 2020, long-term bank loans consisted of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Loan from The Export-Import Bank of China, due on various dates until January 30, 2023 with annual interest rate of 4.90% at March 31, 2021 and December 31, 2020, guaranteed by Xinrong Zhuo and Ping Lin and collateralized by 2 fishing vessels and collateralized by two related parties’ investments in equity interest of one PRC local banks.	$2,321,945	$2,298,886
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.15% at March 31, 2021 and December 31, 2020, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 17 fishing vessels, the debt ratio of borrower should not be higher than 80%.	3,560,316	4,291,254
Loan from The Export-Import Bank of China, due on various dates until March 28, 2025 with annual interest rate of 4.95% at March 31, 2021 and December 31, 2020, guaranteed by Hong Long, Xinrong Zhuo, Ping Lin and collateralized by 20 fishing vessels.	52,630,764	58,238,440
Loan from The Export-Import Bank of China, due on various dates until August 21, 2026 with annual interest rate of 4.70% at March 31, 2021 and December 31, 2020, guaranteed by Pin Lin, Xinrong Zhuo and Yaohua Zhuo, 15 fishing vessels, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	53,636,941	57,931,922
Loan from The Export-Import Bank of China, due on various dates until October 21, 2025 with annual interest rate of 4.70% at March 31, 2021 and December 31, 2020, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo and Hong Long, 15 fishing vessels and 1 transport vessel, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	45,277,937	49,809,192
Loan from China Development Bank, due on various dates until July 30, 2026 with annual interest rate of 5.39% at March 31, 2021 and December 31, 2020, guaranteed by Xinrong Zhuo, 11 fishing vessels and 6 Hong Long’s fishing vessels, real estate of Mingguang Wanhao Property co., LTD., totalled area 22,123.50m2, the debt ratio of borrower should not be higher than 80%.	9,519,976	10,383,301
Loan from The Export-Import Bank of China, due on various dates until April 21, 2028 with annual interest rate of 4.65% at March 31, 2021 and December 31, 2020, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo, Hong Long and Huanghai Shipbuilding Co., Ltd., the Land Use Right of B2 plot in central business district on the north shore of Minjiang river, 1 vessel.	20,123,527	19,923,677
Loan from The Export-Import Bank of China, due on various dates until December 21, 2028 with annual interest rate of 4.65% at March 31, 2021 and December 31, 2020, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo, Hong Long and Huanghai Shipbuilding Co., Ltd., the Land Use Right of B2 plot in central business district on the north shore of Minjiang river, 1 vessel.	21,671,491	21,456,268
Loan from The Export-Import Bank of China, due on various dates until January 15, 2023 with annual interest rate of 4.00% at March 31, 2021, guaranteed by Pin Lin, Xinrong Zhuo and Hong Long, and collateralized by two related parties’ investments in equity interest of one PRC local banks.	34,364,793	-
Loan from The Export-Import Bank of China, due on various dates until August 21, 2022 with annual interest rate of 2.20% at March 31, 2021 and December 31, 2020, guaranteed by Hong Long, Xinrong Zhuo and Pin Lin.	20,681,610	21,000,000
Loan from The Export-Import Bank of China, due on various dates until February 21, 2023 with annual interest rate of 2.20% at March 31, 2021, guaranteed by Hong Long, Xinrong Zhuo and Pin Lin and collateralized by two related parties’ investments in equity interest of one PRC local banks and the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	11,018,390
Loan from The Export-Import Bank of China, due on various dates until June 21, 2028 with annual interest rate of 2.20% at March 31, 2021, guaranteed by Lin Lin, Xinrong Zhuo, Yaohua Zhuo, Hong Long and Huanghai Shipbuilding Co., Ltd., the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	22,755,066
Loan from Bank of Communications, due on various dates until June 27, 2025 with annual interest rate of 4.65% at March 31, 2021 and December 31, 2020, guaranteed by Xinrong Zhuo, Huanghai Shipbuilding Co., Ltd. and Fujian Jingfu Ocean Fishery Development Co., Ltd.	36,377,147	39,770,725
Total long-term bank loans	$333,939,903	$285,103,665
Less: current portion	(50,703,774)	(39,987,577)
Long-term bank loans, non-current portion	$283,236,129	$245,116,088

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2021

NOTE 11 – BANK LOANS (continued)

Long-term bank loans (continued)

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending June 30,	Principal
2022	$50,703,774
2023	127,743,180
2024	64,743,580
2025	63,273,014
2026	15,750,530
Thereafter	11,725,825
$333,939,903
Less: current portion	(50,703,774)
Long-term liability	$283,236,129

The weighted average interest rate for short-term bank loans was approximately 6.0% and 4.1% for the six months ended June 30, 2021 and 2020, respectively.

The weighted average interest rate for long-term bank loans was approximately 4.2% and 4.9% for the six months ended June 30, 2021 and 2020, respectively.

For the three months ended June 30, 2021 and 2020, interest expense related to bank loans amounted to $4,422,481 and $3,701,595, respectively, of which, $0 and $765,066 was capitalized to construction-in-progress, respectively. For the six months ended June 30, 2021 and 2020, interest expense related to bank loans amounted to $8,640,280 and $6,844,350, respectively, of which $0 and $1,008,925 was capitalized to construction-in-progress, respectively.

NOTE 12 – ACCRUED LIABILITIES AND OTHER PAYABLES

At June 30, 2021 and December 31, 2020, accrued liabilities and other payables consisted of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Accrued salaries and related benefits	$16,838,072	$11,440,174
Accrued interest	477,176	462,304
Other	1,764,496	249,155
	$19,079,744	$12,151,633

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2021

NOTE 13 – SHARE CAPITAL

	Number of shares	Total
Balance, December 31, 2020	-	$-
Issuance of preferred shares[1]	4,000,000	4,000
Conversion from preferred shares to ordinary shares	(3,409,078)	(3,409)
Redemption of Preferred Shares[2]	(590,922)	(591)
Balance, March 31, 2021	-	$-

[1]

On January 8, 2021, the Company issued 4,000,000 of its Series A Convertible Preferred Shares, par value $0.001 per share (“Series A Preferred Shares”), at a purchase price of $1.00 per share and a stated value of $1.10 per share, in a registered direct offering.

[2]	On March 8, 2021, the Company sold 3,625,954 ordinary shares at a price of $1.31 per share, and 2,719,464 five-year warrants to purchase ordinary shares at an exercise price of $1.31 per share, in a registered direct offering.

	Number of shares	Total
Balance, December 31, 2020	79,302,428	$79,302
Issuance of ordinary shares[2]	3,625,954	3,626
Conversion from preferred shares to ordinary shares	3,805,775	3,806
Repurchase of ordinary shares[3]	(793,192)	(793)
Balance, June 30, 2021	85,940,965	$85,941

[1]	On March 8, 2021, the Company sold 3,625,954 ordinary shares at a price of $1.31 per share, and 2,719,464 five-year warrants to purchase ordinary shares at an exercise price of $1.31 per share, in a registered direct offering.

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At June 30, 2021 and December 31, 2020, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong. The Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2021	2020	2021	2020
A	23%	13%	18%	*
B	15%	12%	12%	*
C	15%	*	16%	*
D	*	19%	*	15%
E	*	14%	*	12%
F	*	13%	*	*
G	*	11%	*	12%

*	less than 10%

Three customers accounted for 53.09% or more of the Company’s total outstanding accounts receivable at June 30, 2021 and December 31, 2020, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
JUNE 30, 2021

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS (continued)

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
Supplier	2021	2020	2021	2020
A	49%	35%	66%	29%
B	15%	*	*	*
C	12%	25%	*	23%
D	11%	10%	14%	*

Two suppliers, whose outstanding accounts payable accounted for 86.7 of the Company’s total outstanding accounts payable and accounts payable – related parties at June 30, 2021, accounted for 89% of the Company’s total outstanding accounts payable and accounts payable – related parties at June 30, 2021.

One supplier, whose outstanding accounts payable accounted for 10% or more of the Company’s total outstanding accounts payable and accounts payable – related parties at June 30, 2020, accounted for 53.2% of the Company’s total outstanding accounts payable and accounts payable – related parties at June 30, 2020.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provide for severance payments to such employees upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments to be approximately $10,000 as of June 30, 2021 and December 31, 2020, which have not been reflected in its consolidated financial statements due to immateriality.

Operating lease

See note 10 for related party operating lease commitment.

NOTE 16 – SUBSEQUENT EVENTS

On July 21, 2021, the Company repaid a long-term bank loan of $0.1 million to The Bank of Communications in accordance with the loan repayment schedule.

On August 19, 2021, the Company received a subsidy of $232,195.

On August 21, 2021, the Company repaid a short-term loan and a long-term bank loan of $0.4 million and $4.9 million to The Export-Import Bank of China in accordance with the loan repayment schedule, respectively.

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

On September 15, 2021, the Company repaid a long-term bank loan of $4.5 million to The Export-Import Bank of China in accordance with the loan repayment schedule.

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

On September 30, 2021, the Company received a subsidy of $17,681,770.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Pingtan Marine Enterprise Ltd. for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with the Pingtan Marine Enterprise Ltd. unaudited financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on October 13, 2021. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We initially had a fishing fleet of 40 vessels in 2013. By June 2015, we expanded to 135 vessels through construction of 3 new vessels, the purchase of 72 licensed vessels and the acquisition of 20-year exclusive operation rights to 20 vessels. Our fishing fleet consists of vessels of diversified fishing methods, including trawling, drift netting, light luring seine, long line fishing and squid jigging.

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

As of June 30, 2021, we owned 51 squid jigging vessels, 26 trawlers, 25 seine vessels, 13 drifters, 4 longline fishing vessels, and 3 transport vessels and had exclusive operating license rights to 20 drifters. Additionally, 1 krill fishing vessel was in the building stage.

Among the 142 vessels, 92 were located in international waters, 12 were located in the Bay of Bengal in India, 13 were located in the PRC, 17 were located in the Arafura Sea in Indonesia and not in operation, 8 were in modification and rebuilding.

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

Emergency quarantine measures and travel restrictions have had a significant impact on many sectors across the PRC, which has also adversely affected our operations. To reduce the impact on our production and operations, we implemented certain safety measures to allow us to gradually resume work in mid-February of 2020. For the employees who left Fuzhou during the Spring Festival holiday and could not return to Fuzhou as scheduled, or those who could only resume work after satisfying the 14-day quarantine requirement, we provided paid leave. Since resuming work in mid-February of 2020, we have been using a shift system and adopted additional health and safety procedures to protect our employees. With these measures, we were able to maintain sales and operations from mid-February to mid-March. On March 23, 2020, we resumed normal operations and are conducting business as usual with health and safety procedures to protect employees. Management is focused on mitigating the effects of COVID-19 on our business operations while protecting the employees’ health and safety. We continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and other stakeholders.

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

●	Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable government agencies. Our inability to obtain, or loss or denial of extensions to, any of our applicable licenses or permits could hamper our ability to generate revenue from our operations.

●	Resource & environmental factors: Our fishing expeditions are based in the EEZ, and the international waters. Any earthquake, tsunami, adverse weather or oceanic conditions, or other disasters in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Niño, which in the past has caused significant decreases in the seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also impact our harvest volume.

●	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●	Competition: We engage in the business in the EEZ, and the international waters. Competition within our designated fishing areas is not currently significant as the region is not overfished or regulated by government limits on the number of vessels that are allowed to fish in the territories; however, there is no guarantee that competition will not become more intense. Competition in the consumer market in the PRC, however, is high as fish compete with other sources of protein. We also compete with other fishing companies that offer similar and varied products. There is significant demand for fish in the Chinese market. We believe our catch appeals to a wide segment of consumers because of the low-price points of our products.

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

In early December 2014, the Indonesian government introduced a six-month moratorium on issuing new fishing licenses and renewals so that the country’s Ministry of Maritime Affairs and Fisheries (“MMAF”) could combat illegal fishing and rectify ocean fishing order. In February 2015, we ceased all fishing operations in Indonesia. During the moratorium, we were informed that the fishing licenses of four vessels operated through PT. Avona, one of the local companies through which we conduct business in Indonesia, and the fishery business license of PT. Dwikarya, the other local company through which we conduct business in Indonesia, were revoked. Although, in November 2015, the Indonesian government announced that the moratorium had concluded, the MMAF has neither implemented new fishing policies nor resumed the license renewal process. As a result of the above, all local fishing licenses of our vessels in Indonesia are presently inactive. In 2020, we recognized an impairment loss of approximately $34,566,000 for the 37 vessels in Indonesian waters. See Note 2 for discussion of impairment of long-lived assets.

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

RESULTS OF OPERATIONS

Comparison of results of operations for the three and six months ended June 30, 2021 and 2020

Revenue

We catch different species of fish, ship them back to China and sell the catches to distributors and retailers by acting as a wholesaler. Marine catch is our only product line. The product type, contractual price and quantities are identified in contracts. We do not offer promotional payments, customer coupons, rebates or other cash redemption offers to our customers, and we do not accept returns from customers. Our revenues are recorded at a point in time. All of our operations are considered by the Company’s Chief Operating Decision Maker to be aggregated in one reportable operating segment and our revenue is disaggregated by product type in terms of species of fish sold pursuant to ASC 606-10-55-91(a).

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

For the three months ended June 30, 2021 and 2020, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended June 30, 2021
	Revenue	Volume (KG)	Average price	Percentage of revenue
South American white shrimp (whole)	$9,786	1,958,934	$5.00	26.5%
Indian Ocean squid	7,395	7,391,773	1.00	20.1%
Peru squid	6,909	5,267,616	1.31	18.7%
Argentina squid	5,037	1,617,650	3.11	13.7%
Chub mackerel	3,910	3,997,198	0.98	10.6%
Other	3,828	3,804,615	1.01	10.4%
Total	$36,865	24,037,785	$1.53	100.0%

	Three Months Ended June 30, 2020
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$12,108	14,970,511	$0.81	51.6%
Peru squid	2,855	1,949,315	1.46	12.2%
Chub mackerel	2,064	2,285,335	0.90	8.8%
Croaker fish	1,839	1,015,030	1.81	7.8%
Cuttle fish	1,666	398,240	4.18	7.1%
Others	2,931	1,136,003	2.58	12.5%
Total	$23,463	21,754,435	$1.08	100.0%

For the six months ended June 30, 2021 and 2020, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Six Months Ended June 30, 2021
	Revenue	Volume (KG)	Average price	Percentage of revenue
South American white shrimp (whole)	$12,865	2,563,494	$5.02	19.7%
Argentina squid	12,591	3,911,700	3.22	19.3%
Peru squid	11,454	8,661,894	1.32	17.6%
Indian Ocean squid	10,702	10,859,352	0.99	16.4%
Chub mackerel	5,574	5,726,630	0.97	8.6%
Others	11,986	9,245,487	1.3	18.4%
Total	$65,172	40,968,556	$1.59	100.0%

	Six Months Ended June 30, 2020
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$19,821	23,272,651	$0.85	48.6%
Peru squid	4,838	3,053,765	1.58	11.9%
Cuttle fish	4,116	925,140	4.45	10.1%
Chub mackerel	4,015	4,555,204	0.88	9.8%
Croaker fish	3,096	1,707,819	1.81	7.6%
Others	4,884	1,779,139	2.75	12.0%
Total	$40,770	35,293,718	$1.16	100.0%

For the three months ended June 30, 2021, we had revenue of $36,865,155, as compared to revenue of $23,463,133 for the three months ended June 30, 2020, an increase of $13,402,022, or 57.1%. Sales volumes in the three months ended June 30, 2021 increased by 10.5% to 24,037,785 kg from 21,754,435 kg in the three months ended June 30, 2020. Average unit sale price increased 41.7% in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

For the six months ended June 30, 2021, we had revenue of $65,172,293, as compared to revenue of $40,770,133 for the six months ended June 30, 2020, an increase of $24,402,160, or 59.9%. Sales volumes in the six months ended June 30, 2021 increased 16.1% to 40,968,556 kg from 35,293,718 kg in the six months ended June 30, 2020. Average unit sale price increased 37.1% in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

For the three and six months ended June 30, 2021, our increase in revenue was primarily attributable to the different sales mix, average unit sale price increased, and increase in sales volume as more vessels were in operation.

Cost of revenue

Our cost of revenue primarily consists of the cost of the inventory sold which includes fuel cost, labor cost, depreciation, freight and other overhead costs and other costs. Others cost include the reserve for inventories and other miscellaneous costs. Fuel cost, labor cost and depreciation generally accounted for the majority of our cost of revenue for the three months and six months ended June 30 2021 and 2020. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,
	2021			2020
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$13,804	43.4%	28.7%	$13,393	62.9%	57.1%
Purchase cost	10,832	34.0%	22.5%	-	-	-
Labor cost	3,088	9.7%	6.4%	3,034	14.2%	12.9%
Depreciation	2,078	6.5%	4.3%	2,001	9.4%	8.5%
Freight	1,272	4.0%	2.6%	2,249	10.6%	9.6%
Spare parts	440	1.4%	0.9%	233	1.1%	1.0%
Maintenance fee	165	0.5%	0.3%	19	0.1%	0.1%
Other	136	0.5%	0.3%	371	1.7%	1.6%
Total cost of revenue	$31,812	100.0%	66.0%%	$21,300	100.0%	90.8%

The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue, for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30,
	2021			2020
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$30,615	46.0%	47.0%	$20,750	63.2%	50.9%
Purchase cost	17,636	26.6%	27.1%	-	-	-
Labor cost	7,608	11.5%	11.7%	4,792	14.6%	11.8%
Depreciation	4,936	7.4%	7.6%	2,981	9.1%	7.3%
Freight	3,751	5.7%	5.8%	3,213	9.8%	7.9%
Spare parts	1,444	2.2%	2.2%	541	1.6%	1.3%
Maintenance fee	191	0.3%	0.3%	16	0.0%	0.0%
Other	185	0.3%	0.3%	561	1.7%	1.4%
Total cost of revenue	$66,366	100.0%	102.0%	$32,854	100.0%	80.6%

Cost of revenue for the three months ended June 30, 2021 was $31,811,671, representing an increase of $10,511,751, or 49.4%, as compared to $21,299,920 for the three months ended June 30, 2021. Cost of revenue for the six months ended June 30, 2021 was $66,365,166, representing an increase of $33,510,803, or 102.0%, as compared to $32,854,363 for the six months ended June 30, 2020. The increase was primarily attributable to more vessels were in designated waters, which drove up refueling costs and other related costs of revenue. Purchase cost represents purchase cost of fishery products incurred by Fujian Heyue. As an effort to further penetrate fishery products market, Fujian Heyue commenced trading of fishery products in the first quarter of year 2021.

Gross profit (loss)

Our gross profit is affected primarily by decreases in average unit sale price and changes in production costs. Fuel cost, depreciation, and labor cost together account for about 59.6% and 86.5% of cost of revenue for the three months ended June 30, 2021 and 2020, respectively. Fuel cost, depreciation, and labor cost together account for about 64.9% and 86.9% of cost of revenue for the six months ended June 30, 2021 and 2020, respectively. The fluctuation of fuel price and change in labor cost may significantly affect our cost of inventory and gross profit.

The following table sets forth information as to our revenue, cost of revenue, gross profit and gross margin for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$36,865,155	$23,463,133	$65,172,293	$40,770,133
Cost of revenue	$31,811,671	$21,299,920	$66,365,166	$32,854,363
Gross profit (loss)	$5,053,484	$2,163,213	$(1,192,873)	$7,915,770
Gross margin	13.7%	9.2%	(1.8)%	19.4%

Gross profit for the three months ended June 30, 2021 was $5,053,484, representing a change of $2,890,271, or 133.6%, as compared to gross profit of $2,163,213 for the three months ended June 30, 2020. Gross loss for the six months ended June 30, 2021 was $1,192,873, representing a change of $9,108,643, or 115.1%, as compared to gross profit of $7,915,770 for the six months ended June 30, 2020. The decrease was due to the increase in our unit production cost of fish.

Gross margin increased to 13.7% for the three months ended June 30, 2021 from 9.2% for the three months ended June 30, 2020. Gross loss margin decreased to 1.8% for the six months ended June 30, 2021 from gross profit margin 19.4% for the six months ended June 30, 2020. The increase in gross margin for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily due to the market were greatly affected by COVID-19 in mid-year 2020 and the market had partially recovered in second quarter of 2021. The decrease in gross margin for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily attributable to more vessels were designated waters, which drove up refueling costs and other related costs of revenue and the purchase cost of fishery products.

Selling expenses

Our selling expense mainly includes shipping and handling fees, insurance, customs clearance charge, storage fees and advertising expenses. Our sales activities are conducted through direct selling by our internal sales staff. Because of the strong demand for our products and services, we typically do not aggressively market and distribute our products.

Selling expense amounted to $1,592,906 for the three months ended June 30, 2021, as compared to $1,046,519 for the three months ended June 30, 2020, an increase of $546,387, or 52.2%. Selling expense amounted to $3,136,795 for the six months ended June 30, 2021, as compared to $1,948,170 for the six months ended June 30, 2020, an increase of $1,188,625, or 61.0%. Selling expense as a percentage of revenue for the three months ended June 30, 2021 decreased to 4.3% from 4.5% for the same period in 2020. Selling expense as a percentage of revenue for the six months ended June 30, 2021 remained at 4.8% for the corresponding period in 2020. Selling expense for the three and six months ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Insurance	$664,997	$418,132	$1,297,267	$830,806
Storage fees	522,968	238,496	981,901	420,740
Customs clearance charge	278,513	20,581	611,852	33,211
Shipping and handling fees	40,464	44,952	44,420	321,093
Other	85,964	324,358	201,355	342,320
	$1,592,906	$1,046,519	$3,136,795	$1,948,170

●	For the three months ended June 30, 2021, insurance increased by $246,865, or 59.0%, as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021 insurance increased by $466,461, or 56.1%, as compared to the six months ended June 30, 2020. The change was mainly attributable to the different insured fishing vessels mix.

●	For the three months ended June 30, 2021, storage fees increased by $284,472, or 119.3%, as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, storage fees increased by $561,161, or 133.4%, as compared to the six months ended June 30, 2020. The increase was mainly attributable to larger warehouses being rented as more fish were delivered for inventory.

●	For the three months ended June 30, 2021, customs clearance charges increased by $257,932, or 1,253.3%, as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, customs clearance charge decreased by $578,641, or 1,742.3%, as compared to the six months ended June 30, 2020. The change was mainly attributable to the number of customs declarations.

●	For the three months ended June 30, 2021, shipping and handling fees decreased by $4,488, or 10.0%, as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, shipping and handling fees decreased by $276,673, or 86.2%, as compared to the six months ended June 30, 2020. The change was mainly attributable to the number of deliveries from ports to the warehouse in China.

●	Other miscellaneous selling expense for the three months ended June 30, 2021 decreased by $238,394, or 73.5%, as compared to the three months ended June 30, 2020. Other miscellaneous selling expense for the six months ended June 30, 2021 decreased by $140,965, or 41.2%, as compared to the six months ended June 30, 2020.

General and administrative expense

General and administrative expense amounted to $2,036,477 for the three months ended June 30, 2021, as compared to $1,584,666 for the three months ended June 30, 2020, an increase of $451,811, or 28.5%. General and administrative expense amounted to $3,876,861 for the six months ended June 30, 2021, as compared to $3,566,242 for the six months ended June 30, 2020, an increase of $310,619, or 8.7%. General and administrative expense for the three and six months ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Bad debt expense (recovery)	$605,589	$(50,337)	$510,358	$57,205
Professional fees	503,343	146,736	1,618,793	845,332
Compensation and related benefits	225,986	248,037	631,319	562,918
Rent and related administrative service charge	118,745	118,492	237,442	236,701
Travel and entertainment	109,882	4,392	180,852	8,873
Depreciation	72,568	789,334	144,854	1,500,767
Other	400,367	328,012	553,243	354,446
	$2,036,477	$1,584,666	$3,876,861	$3,566,242

●	For the three months ended June 30, 2021, we recorded bad debt expense of $605,589 as compared to bad debt recovery of $50,337 for the three months ended June 30, 2020. For the six months ended June 30, 2021, we recorded bad debt expense of $510,358 as compared to bad debt expense of $57,205 for the six months ended June 30, 2020. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●	Professional fees, which primarily consist of legal fees, accounting fees, investor relation service charges, valuation service fees and other fees associated with being a public company, for the three months ended June 30, 2021, increased by $356,607, or 243.0%, as compared to the three months ended June 30, 2020. The increase in the three months ended June 30, 2021 was primarily attributable to an increase in accounting fees of approximately $153,000, an increase in investor relation service charges of approximately $177,000 and an increase in consulting fees of approximately $30,000. For the six months ended June 30, 2021, professional fees increased by $773,461, or 91.5%, as compared to the six months ended June 30, 2020. The increase in the six months ended June 30, 2021, was primarily attributable to an increase in legal fees of approximately $376,000, an increase in investor relation service charges of approximately $176,000, an increase in accounting fees of approximately $150,000 and an increase in consulting fees of approximately $78,000.

●	Compensation and related benefits decreased by $22,051, or 8.9%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, compensation and related benefits increased by $68,401, or 12.2%, as compared to the six months ended June 30, 2020.

●	Rent and related administrative service charge increased by $253, or 0.2%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, rent and related administrative service charge decreased by $741, or 0.3%, as compared to the six months ended June 30, 2020.

●	For the three months ended June 30, 2021, travel and entertainment expense increased by $105,490, or 2,401.9%, as compared to the three months ended June 30, 2020. For the six months ended June 30, 2020, travel and entertainment expense increased by $171,979, or 1,938.2%, as compared to the six months ended June 30, 2020. The increase was mainly attributable to an increase in travel expense of approximately $23,000 and an increase in entertainment expense of approximately $149,000.

●	We recorded the depreciation in relation to vessels that are not operating as general and administrative expense rather than cost of revenue. For the three months ended June 30, 2021, depreciation expense decreased by $716,766, or 90.8%, as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, depreciation expense decreased by $1,355,913, or 90.3%, as compared to the six months ended June 30, 2020.

●	Other general and administrative expense, which primarily consists of communication fees, office supplies, miscellaneous taxes, bank service charge, depreciation, and NASDAQ listing fee. For the three months ended June 30, 2021, other general and administrative expense increased by $72,352, or 22.1%, as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, other general and administrative expense increased by $198,797, or 56.1%, as compared to the six months ended June 30, 2020.

Subsidy

The subsidy mainly consists of an incentive granted by the Chinese government to encourage the development of the ocean fishing industry in order to satisfy the demand of natural seafood in the PRC and other miscellaneous subsidies from the Chinese government. For the three months ended June 30, 2021, subsidies increased by $1,009,882, or 179.0% as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, subsidies decreased by $4,734,291, or 56.8% as compared to the six months ended June 30, 2020. The change was mainly due to the government’s subsidy disbursement schedule.

Impairment

Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. We recognized an impairment loss of $491,320 and nil for the three months ended June 30, 2021 and 2020, respectively. We recognized impairment loss of $975,366 and nil for the six months ended June 30, 2021 and 2020, respectively.

Income (loss) from operations

As a result of the factors described above, for the three months ended June 30, 2021 income from operations amounted to $2,506,758, as compared to income from operations of $96,123 for the three months ended June 30, 2020, a change of $2,410,635, or 2,507.9%. For the six months ended June 30, 2021, loss from operations amounted to $5,578,098, as compared to income from operations of $10,739,446 for the six months ended June 30, 2020, a change of $16,317,544, or 151.9%.

Other income/expense

Other income/expense mainly include interest income from bank deposits, interest expense for short-term and long-term bank borrowings, foreign currency transaction gain (loss), and loss on equity method investment.

For the three months ended June 30, 2021, other expense, net, amounted to $2,459,595 as compared to other expense, net, of $1,757,503 for the three months ended June 30, 2020, an increase of $702,092, or 39.9%, which was primarily attributable to an increase in interest expenses of approximately $928,000 as a result of an increase in bank loans, a decrease in interest income of approximately $1,141,000, an increase in loss on equity method investment of approximately $101,000 and an increase in other expense of approximately $82,000, offset by an increase in foreign currency transaction gain of approximately $1,078,000 and an increase in gain from cost method investment of approximately $472,000.

For the six months ended June 30, 2021, other expense, net, amounted to $6,993,658 as compared to other expense, net, of $3,983,750 for the six months ended June 30, 2020, an increase of $3,009,908, or 75.6%, which was primarily attributable to an increase in interest expense of approximately $1,829,000 as a result of an increase in bank loans, a decrease in interest income of approximately $2,313,159, an increase in loss on equity method investment of approximately $188,000 and an increase in other expense of approximately $46,000, offset by an increase in foreign currency transaction gain of approximately $894,352 and an increase in gain from cost method investment of approximately $472,000.

Income taxes

We are exempt from income taxes for income generated from our ocean fishing operations in China for the three and six months ended June 30, 2021 and 2020.

Net income (loss)

As a result of the factors described above, our net income was $47,163 for the three months ended June 30, 2021, as compared to net loss of $1,661,380 for the three months ended June 30, 2020, a change of $1,708,543 or 102.8%. Our net loss was $12,571,756 for the six months ended June 30, 2021, as compared to net income of $6,755,696 for the six months ended June 30, 2020, a change of $19,327,452 or 286.1%.

Net (loss) income attributable to ordinary shareholders of the Company

The net loss attributable to ordinary shareholders of the Company was $133,816, or $(0.00) per ordinary share (basic and diluted), for the three months ended June 30, 2021, as compared with a net loss attributable to ordinary shareholders of the Company of $1,576,010, or $(0.02) per ordinary share (basic and diluted), for the three months ended June 30, 2020, a change of $1,442,194 or 91.5%.

The net loss attributable to ordinary shareholders of the Company was $12,040,265, or $(0.14) per ordinary share (basic and diluted), for the six months ended June 30, 2021, as compared with net income attributable to ordinary shareholders of the Company of $6,088,680, or $0.08 per ordinary share (basic and diluted), for the six months ended June 30, 2020, a change of $18,128,945 or 297.7%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of the Company and Merchant Supreme and Prime Cheer, subsidiaries of the Company, is the U.S. dollar and the functional currency of the Company’s subsidiaries which are incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries which are incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, equity is translated at the historical exchange rates and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and comprehensive income (loss). As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $437,211 for the three months ended June 30, 2021, as compared to foreign currency translation loss of $166,176 for the three months ended June 30, 2020. We reported a foreign currency translation loss of $1,028,656 for the six months ended June 30, 2021, as compared to foreign currency translation loss of $1,854,615 for the six months ended June 30, 2020. This non-cash loss had the effect of increasing/decreasing our reported comprehensive loss/gain and this non-cash gain had the effect of decreasing/increasing our reported comprehensive loss/gain.

Comprehensive (loss) income

As a result of our foreign currency translation adjustment, we had comprehensive loss for the three months ended June 30, 2021 of $484,374, as compared to comprehensive loss of $1,827,556 for the three months ended June 30, 2020. We had comprehensive loss of $13,600,412 for the six months ended June 30, 2021, as compared to comprehensive income of $4,901,081 for the six months ended June 30, 2020.

Cash flows for the six months ended June 30, 2021 compared to the six months ended June 30, 2020

The following summarizes the key components of our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$18,350,212	$(5,262,729)
Net cash used in investing activities	(68,878,643)	(64,346,649)
Net cash provided by financing activities	56,724,115	73,384,066
Effect of exchange rate on cash	(1,553,231)	309,238
Net increase in cash, cash equivalents and restricted cash	$4,642,453	$4,083,926

Net cash flow provided by operating activities was $18,350,212 for the six months ended June 30, 2021 as compared to net cash flow used in operating activities of $5,262,729 for the six months ended June 30, 2020, a change of $23,612,941.

●	Net cash flow provided by operating activities for the six months ended June 30, 2021 primarily reflected our net loss of approximately $12,572,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $7,193,000, bad debt expense of approximately $510,000, a decrease in reserve for inventories of approximately $5,682,000, loss on equity method investment of approximately $143,000 and impairment loss of fishing vessels of approximately $975,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $3,006,000, a decrease in prepaid expenses - related party of approximately $2,024,000, a decrease in other receivables of approximately $1,039,000, an increase in accounts payable of approximately $21,802,000, an in increase in advance from customers of approximately $1,577,000, an increase in accrued liabilities and other payables of approximately $5,217,000 and an increase in due to related parties of approximately $128,000, offset by an increase in inventories of approximately $3,150,000 due to more fishery products purchased by Fujian Heyue and the slowdown in sales deliveries as a result of strict measures taken by the government to address prevention and control of COVID-19, an increase in prepaid expenses of approximately $499,000 and a decrease in accounts payable - related parties of approximately $3,361,000.

●	Net cash flow used in operating activities for the six months ended June 30, 2020 primarily reflected our net income of approximately $6,756,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $6,673,000, an increase in allowance for doubtful accounts of approximately $57,000, an increase in reserve for inventories of approximately $2,001,000 due to an increase in the number of fishing vessels catching Indian Ocean squid on the market led to the increased supply, which pulled down the average unit sale price and loss on equity method investment of approximately $269,000, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of approximately $3,567,000, an increase in inventories of approximately $28,704,000 due to our business expansion resulting from more fishing vessels put in operations, a decrease in advance from customers of approximately $825,000 and a decrease in due to related parties of approximately $324,000, offset by a decrease in prepaid expenses of approximately $588,000, a decrease in other receivables of approximately $388,000, an increase in accounts payable of approximately $9,592,000, an increase in accounts payable-related parties of approximately $689,000 and an increase in accrued liabilities and other payables of approximately $1,145,000.

Net cash flow used in investing activities was $68,878,643 for the six months ended June 30, 2021 as compared to $64,346,649 for the six months ended June 30, 2020. During the six months ended June 30, 2021, we made prepayments for long-term assets of approximately $46,191,000 and made payments for purchase of property, plant and equipment of approximately $22,687,000. During the six months ended June 30, 2020, we made payments for purchase of property, plant and equipment of approximately $85,240,000, offset by proceeds received from government grants for fishing vessel construction of approximately $20,893,000.

Net cash flow provided by financing activities was $58,174,115 for the six months ended June 30, 2021 as compared to net cash flow provided by financing activities of $73,384,066 for the six months ended June 30, 2020. During the six months ended June 30, 2021, we received proceeds from short-term bank loans of approximately $44,810,000, proceeds from long-term bank loans of approximately $68,957,000, proceeds from issuance of new shares of approximately $8,050,000and proceeds from related party of approximately $1,450,000 offset by the repayments of short-term bank loans of approximately $42,028,000, repayments of long-term bank loans of approximately $23,063,682 and repurchase of series A preferred shares of approximately $1,450,000. During the six months ended June 30, 2020, we received proceeds from short-term bank loans of approximately $81,344,000 and proceeds from long-term bank loans of approximately $76,076,000, offset by the repayments of long-term bank loans of approximately $14,612,000 and loans to HL, a related party of approximately $69,424,000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government subsidies as a government incentive for encouraging development of the ocean fishing industry. Since the outbreak of COVID-19, we have been paying close attention to the operation of our customers and optimizing the collection of accounts receivable. For new customers, we adopted the policy of receiving payment before pick-up. At June 30, 2021 and December 31, 2020, we had cash balances of approximately $2,197,773 and $691,933, respectively. The significant portion of these funds are located in financial institutions located in the PRC and will continue to be indefinitely reinvested in our operations in the PRC.

On January 8, 2021, the Company issued 4,000,000 of its Series A Convertible Preferred Shares, par value $0.001 per share (“Series A Preferred Shares”), at a purchase price of $1.00 per share and a stated value of $1.10 per share, in a registered direct offering. Each Series A Preferred Share is convertible into the Company’s ordinary shares at a conversion price per share equal to the lesser of (i) $2.00 or (ii) 90% of the lowest volume weighted average price of the ordinary shares on a trading day during the ten trading days prior to the conversion date, but not lower than $0.44 per share, subject to certain adjustments. Holders of Series A Preferred Shares are entitled to receive dividends of 8.0% per annum. The net proceeds from this offering were approximately $3.43 million. From January 8, 2021 until May 27, 2021, the purchaser converted Series A Preferred Shares into ordinary shares of the Company pursuant to the terms of the certificate of designation of the Preferred Shares (the “Certificate of Designation”). The Company failed to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “10-K”) with the SEC, which ultimately resulted in the registration statement registering the Series A Preferred Shares and ordinary shares sold in the offering no longer being effective, which is a “Triggering Event” as defined in the Certificate of Designation, and triggered certain redemption rights of the purchaser as set forth in the Certificate of Designation. On May 27, 2021, the Company redeemed 590,922 Series A Preferred Shares and repurchased 793,192 ordinary shares that were converted following the failure to file the 10-K from the purchaser for aggregate consideration of $1,450,000.

The following table sets forth a summary of changes in our working capital from December 31, 2020 to June 30, 2021:

			December 31, 2020 to June 30, 2021
	June 30, 2021	December 31, 2020	Change	Percentage Change
Working capital deficit:
Total current assets	$122,687,158	$114,249,453	$8,437,705	7.4%
Total current liabilities	174,870,131	133,364,200	41,505,931	31.1%
Working capital deficit:	$(52,182,973)	$(19,114,747)	$(33,068,226)	173.0%

Our working capital deficit increased by $33,068,226 to a working capital deficit of $52,182,973 at June 30, 2021 from a working capital deficit of $19,114,747 at December 31, 2020. This increase in the working capital deficit is primarily attributable to a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $3,202,000, a decrease in prepaid expenses - related party of approximately $2,024,000, a decrease in other receivables of approximately $1,039,000, an increase in accounts payable of approximately $21,802,000, an increase in short-term bank loans of approximately $3,312,000, an increase in long-term bank loans - current portion approximately of $10,716,000 due to the repayment schedule, an increase in accrued liabilities and other payables of approximately $6,928,000, an increase in lease liability of approximately $337,000 and an increase in due to related party of approximately $1,450,000, offset by an increase in restricted cash of approximately $3,137,000, an increase in inventories, net of reserve for inventories, of approximately $9,526,000, an increase in prepaid expenses of approximately $500,000 and a decrease in accounts payable - related parties of approximately $3,267,000.

In order to mitigate our liquidity risk, we plan to rely on the proceeds from loans from banks and/or financial institutions to increase working capital in order to meet capital demands, and the government subsidies for vessel modification and rebuilding projects and reimbursement of certain operating expenses. In addition, Mr. Zhuo, the Chief Executive Officer and Chairman of the Board, will continue to provide financial support to the Company when necessary.

The Company meets its day-to-day working capital requirements through cash flows provided by operations, bank loans and related parties’ advances. The Company’s forecasts and projections show that the Company has adequate resources to continue in operational existence to meet its obligations in the twelve months following the date of this filing, considering that management has control over the timing and scope of investments in vessel building and operations in Indian waters and international waters and consideration of opportunities in new fishing territories. Also, in the recent years, the Company has upgraded 57 fishing vessels and 3 transport vessels, the upgraded fishing vessels and transport vessels have greater working capacities and will generate more revenue and cash inflows to the Company. In addition, the Company receives subsidies for modification and rebuilding project and reimbursement of certain operating expenses from the PRC government, as an encouragement for the development of the ocean fishing industry.

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

The following tables summarize our contractual obligations as of June 30, 2021 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$1	$1	$-	$-	$-
Short-term bank loans (1)	55,727	55,727	-	-	-
Office lease obligation	592	592	-	-	-
Long-term bank loans	333,941	50,704	192,487	79,024	11,726
Total	$390,261	$107,024	$192,487	$79,024	$11,726

(1)	Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2021, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of as of June 30, 2021 as a result of the material weaknesses in our internal control over financial reporting discussed below.

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

Changes in Internal Controls over Financial Reporting

The changes in the aforementioned internal controls over financial reporting and the remediation efforts expected to be undertaken have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No other changes in the Company’s internal control over financial reporting occurred during the first half year of its 2021 fiscal year

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Except as disclosed below, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

The United States Securities and Exchange Commission (“SEC”) has initiated a formal, non-public investigation of the Company, and the SEC issued a request for a variety of documents and other information. The document request relates to a range of matters, including the Company’s public disclosures related to the Company’s delayed filings of its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and quarterly reports on Form 10-Q for the periods ended March 30, 2021 and June 30, 2021. We are cooperating with the SEC in its investigation. We cannot predict the outcome of this investigation.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on October 13, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 8, 2021, the Company issued 4,000,000 of its Series A Convertible Preferred Shares, par value $0.001 per share (“Series A Preferred Shares”), at a purchase price of $1.00 per share and a stated value of $1.10 per share, in a registered direct offering. The Company failed to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “10-K”) with the SEC, which ultimately resulted in the registration statement registering the Series A Preferred Shares and ordinary shares sold in the offering no longer being effective, which is a “Triggering Event” as defined in the certificate of designation of the Preferred Shares (the “Certificate of Designation”), and triggered certain redemption rights of the purchaser as set forth in the Certificate of Designation. On May 27, 2021, the Company redeemed 590,922 Series A Preferred Shares and repurchased 793,192 ordinary shares that were converted following the failure to file the 10-K from the purchaser for aggregate consideration of $1,450,000 or $0.95 per share.

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