Form 10-Q
period 2021-09-30
Pingtan Marine Enterprise Ltd.
filed 2021-11-16
CIK 1517130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, the outstanding number of the registrant’s ordinary shares, par value $0.001 per share, was 85,940,965.

PINGTAN MARINE ENTERPRISE LTD.

FORM 10-Q

September 30, 2021

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,756,293	$691,933
Restricted cash	13,018,350	9,912,666
Accounts receivable, net	21,823,247	31,946,561
Inventories, net	72,839,826	67,611,136
Prepaid expenses	1,517,569	170,706
Prepaid expenses - related party	-	2,015,357
Other receivables	606,298	1,901,094

Total Current Assets	125,561,583	114,249,453

OTHER ASSETS:
Cost method investment	3,238,042	3,218,440
Equity method investment	29,107,193	29,689,813
Prepayment for long-term assets	98,454,667	66,083,041
Right-of-use asset	559,296	64,220
Property, plant and equipment, net	306,123,374	250,155,011

Total Other Assets	437,482,572	349,210,525

Total Assets	$563,044,155	$463,459,978

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$38,929,872	$18,792,983
Accounts payable - related parties	10,427,554	9,966,708
Short-term bank loans	55,509,298	52,414,596
Long-term bank loans - current portion	70,676,635	39,987,577
Accrued liabilities and other payables	20,914,632	12,151,633
Lease liability- current	398,909	32,349
Due to related parties	30,973,032	18,354

Total Current Liabilities	227,829,932	133,364,200

OTHER LIABILITIES:
Lease liability	128,036	-
Long-term bank loans - non-current portion	250,126,251	245,116,088
Total Liabilities	478,084,219	378,480,288

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Equity attributable to ordinary shareholders of the Company:
Preferred shares ($0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020)	-	-
Ordinary shares ($0.001 par value; 125,000,000 shares authorized; 85,940,965 and 79,302,428 shares issued and outstanding at September 30, 2021 and December 31, 2020)	85,941	79,302
Additional paid-in capital	88,938,870	82,045,993
(Deficit)	(28,050,396)	(18,594,755)
Statutory reserve	15,751,712	15,751,712
Accumulated other comprehensive (loss)	(6,749,605)	(9,568,873)
Total equity attributable to ordinary shareholders of the Company	69,976,522	69,713,379
Non-controlling interest	14,983,414	15,266,311
Total Shareholders’ Equity	84,959,936	84,979,690
Total Liabilities and Shareholders’ Equity	$563,044,155	$463,459,978

See notes to consolidated financial statements.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(IN U.S. DOLLARS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

REVENUE	$36,103,674	$15,448,083	$101,275,967	$56,218,216

COST OF REVENUE	40,165,352	13,787,521	106,530,518	46,641,884

GROSS (LOSS) PROFIT	(4,061,678)	1,660,562	(5,254,551)	9,576,332

OPERATING EXPENSES (INCOME):
Selling	1,976,187	1,333,927	5,112,982	3,282,097
General and administrative	1,172,102	809,988	4,904,109	2,875,463
General and administrative - depreciation	1,001,961	773,812	1,146,815	2,274,579
Subsidy	(16,284,032)	(4,440,731)	(19,887,829)	(12,778,819)
Impairment loss	495,857	-	1,471,223	-

Total Operating (INCOME)	(11,637,925)	(1,523,004)	(7,252,700)	(4,346,680)

INCOME FROM OPERATIONS	7,576,247	3,183,566	1,998,149	13,923,012

OTHER INCOME (EXPENSE):
Interest income	23,276	973,265	72,729	3,335,877
Interest (expense)	(4,055,798)	(4,036,524)	(11,720,712)	(9,871,949)
Foreign currency transaction gain (loss)	(365,513)	747,678	184,148	402,987
Gain from cost method investment	38	764	605,216	133,517
(Loss) on equity method investment	(308,921)	(82,586)	(765,101)	(351,129)
Other income (expense)	(5)	(4,468)	(76,861)	(34,924)

Total Other (Expense), net	(4,706,923)	(2,401,871)	(11,700,581)	(6,385,621)

INCOME (LOSS) BEFORE INCOME TAXES	2,869,324	781,695	(9,702,432)	7,537,391
INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$2,869,324	$781,695	$(9,702,432)	$7,537,391

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	284,700	92,511	(546,791)	759,527
NET INCOME (LOSS) ATTRIBUTABLE TO ORDINARY SHAREHOLDERS OF THE COMPANY BEFORE PREFERRED DIVIDENDS	2,584,624	689,184	(9,155,641)	6,777,864
LESS: PREFERRED SHARE DIVIDENDS	-	-	(300,000)	-
NET INCOME (LOSS) ATTRIBUTABLE TO ORDINARY SHAREHOLDERS OF THE COMPANY	$2,584,624	$689,184	$(9,455,641)	$6,777,864

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	2,869,324	781,695	(9,702,432)	7,537,391
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation gain	4,111,818	5,700,836	3,083,162	3,846,221
COMPREHENSIVE INCOME (LOSS)	6,981,142	6,482,531	(6,619,270)	11,383,612
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	613,410	556,889	(282,897)	1,075,369
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ORDINARY SHAREHOLDERS OF THE COMPANY	$6,367,732	$5,925,642	$(6,336,373)	$10,308,243

NET INCOME (LOSS) PER ORDINARY SHARE ATTRIBUTABLE TO ORDINARY SHAREHOLDERS OF THE COMPANY
Basic	$0.03	$0.01	$(0.11)	$0.09
Diluted	$0.03	$0.01	$(0.11)	$0.09

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic	86,389,548	79,071,363	83,854,623	79,060,490
Diluted	86,797,148	79,071,363	83,854,623	79,060,490

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(IN U.S. DOLLARS)

	Equity Attributable To Ordinary Shareholders of The Company
	Preferred shares		Ordinary Shares		Additional	Retained		Accumulated Other	Non-	Total
	Number of		Number of		Paid-in	Earnings	Statutory	Comprehensive	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Reserve	(Loss)	Interest	Equity

Balance, June 30, 2021 (Unaudited)	-	$-	85,940,965	$85,941	$88,938,870	$(30,635,020)	$15,751,712	$(10,532,713)	$14,370,004	$77,978,794

Net income	-	-	-	-	-	2,584,624	-	-	284,700	2,869,324

Foreign currency translation adjustment	-	-	-	-	-	-	-	3,783,108	328,710	4,111,818

Balance, September 30, 2021 (Unaudited)	-	$-	85,940,965	$85,941	$88,938,870	$(28,050,396)	$15,751,712	$(6,749,605)	$14,983,414	$84,959,936

Balance, June 30, 2020 (Unaudited)	-	$-	79,055,053	$79,055	$81,682,599	$60,375,134	$15,748,751	$(17,786,987)	$19,880,385	$159,978,937

Net income	-	-	-	-	-	689,184	-	-	92,511	781,695

Common stock issuance for professional fee	-	-	247,375	247	363,394	-	-	-	-	363,641

Foreign currency translation adjustment	-	-	-	-	-	-	-	5,236,458	464,378	5,700,836

Balance, September 30, 2020 (Unaudited)	-	$-	79,302,428	$79,302	$82,045,993	$61,064,318	$15,748,751	$(12,550,529)	$20,437,274	$166,825,109

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(IN U.S. DOLLARS)

	Equity Attributable To Ordinary Shareholders of The Company
	Preferred shares		Ordinary Shares		Additional	Retained		Accumulated Other	Non-	Total
	Number of		Number of		Paid-in	Earnings	Statutory	Comprehensive	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Reserve	(Loss)	Interest	Equity

Balance, December 31, 2020	-	$-	79,302,428	$79,302	$82,045,993	$(18,594,755)	$15,751,712	$(9,568,873)	$15,266,311	$84,979,690

Net (loss)	-	-	-	-	-	(9,155,641)	-	-	(546,791)	(9,702,432)

Issue of series A preferred shares	4,000,000	4,000			3,694,273	-	-	-	-	3,698,273

Issue of ordinary shares			3,625,954	3,626	4,347,617					4,351,243

Dividend payments for preferred shares			295,218	295	299,705	(300,000)

Converted Series A Preferred Shares into ordinary shares	(3,409,078)	(3,409)	3,510,557	3,511	(102)	-	-	-	-	-

Repurchase of Preferred Shares	(590,922)	(591)	(793,192)	(793)	(1,448,616)					(1,450,000)

Foreign currency translation adjustment	-	-	-	-	-	-	-	2,819,268	263,894	3,083,162

Balance, September 30, 2021 (Unaudited)	-	$-	85,940,965	$85,941	$88,938,870	$(28,050,396)	$15,751,712	$(6,749,605)	$14,983,414	$84,959,936

Balance, December 31, 2019	-	$-	79,055,053	$79,055	$81,682,599	$54,286,454	$15,748,751	$(16,080,908)	$19,361,905	$155,077,856

Net income	-	-	-	-	-	6,777,864	-	-	759,527	7,537,391

Common stock issuance for professional fee	-	-	247,375	247	363,394	-	-	-	-	363,641

Foreign currency translation adjustment	-	-	-	-	-	-	-	3,530,379	315,842	3,846,221

Balance, September 30, 2020 (Unaudited)	-	$-	79,302,428	$79,302	$82,045,993	$61,064,318	$15,748,751	$(12,550,529)	$20,437,274	$166,825,109

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,702,432)	$7,537,391
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation	12,510,131	10,616,935
Bad debt expense	756,463	245,498
(Decrease) increase in inventory allowance	740,084	1,711,666
Loss on equity method investment	765,101	351,129
Common stock issuance for professional fee	-	25,974
Impairment loss for fishing vessels	1,471,223	-
Changes in operating assets and liabilities:
Accounts receivable	9,583,745	(5,191,192)
Inventories	(5,567,403)	(35,027,650)
Prepaid expenses	(1,350,006)	(432,033)
Prepaid expenses - related party	2,032,018	-
Other receivables	1,309,201	(328,396)
Accounts payable	20,065,745	(4,641,514)
Accounts payable - related parties	401,008	218,739
Accrued liabilities and other payables	8,070,980	1,553,556
Accrued liabilities and other payables - related party	29,568,507	-
Advance from customers	636,865	(619,235)
Due to related parties	77,476	140,210

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	71,368,706	(23,838,922)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(32,038,302)	(93,357,444)
Prepayment made for long-term assets	(68,553,308)	-
Proceeds from government grants for fishing vessel construction	-	28,962,913

NET CASH USED IN INVESTING ACTIVITIES	(100,591,610)	(64,394,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of short-term bank loans	44,812,560	81,811,291
Repayments of short-term bank loans	(42,031,091)	(42,908,020)
Proceeds from long-term bank loans	78,720,177	104,640,414
Repayments of long-term bank loans	(44,683,935)	(46,325,253)
Proceeds from issuance of ordinary shares	4,351,243
Proceeds from issuance of series A preferred shares	3,698,273	-
Proceeds from related party	1,450,000
Repurchase of preferred shares	(1,450,000)
Loans issued to related parties		(160,070,480)
Repayments of loans issued to related parties	-	157,692,576

NET CASH PROVIDED BY FINANCING ACTIVITIES	44,867,227	94,840,528

EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,525,721	935,670

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	18,170,044	7,542,745

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - beginning of period	10,604,599	10,092,205

CASH, CASH EQUIVALENTS AND RESTRICTED - end of period	$28,774,643	$17,634,950

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$13,191,936	$11,012,593
Income taxes	$-	$-

RECONCILIATION TO AMOUNTS ON CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	15,756,293	3,397,018
Restricted cash	13,018,350	14,237,932
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$28,774,643	$17,634,950
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment paid by related party on behalf	$(32,038,302)	-
Acquisition of property and equipment by decreasing prepayment for long-term assets	$-	$(20,594,592)

See condensed notes to unaudited consolidated financial statements

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2021

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2021

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Details of the Company’s subsidiaries that are included in these consolidated financial statements as of September 30, 2021, are as follows:

Name of subsidiaries	Place and date of incorporation	Percentage of ownership	Principal activities
Merchant Supreme Co., Ltd. (“Merchant Supreme”)	BVI, June 25, 2012	100% held by PME	Intermediate holding company

Prime Cheer Corporation Ltd. (“Prime Cheer”)	Hong Kong, May 3, 2012	100% held by Merchant Supreme	Intermediate holding company

Pingtan Guansheng Ocean Fishing Co., Ltd. (“Pingtan Guansheng”)	PRC, October 12, 2012	100% held by Prime Cheer	Intermediate holding company

Fujian Heyue Marine Fishing Development Co., Ltd. (“Fujian Heyue”)	PRC, January 27, 2015	100% held by Pingtan Guansheng	Seafood trading

Fujian Provincial Pingtan County Fishing Group Co., Ltd. (“Pingtan Fishing”)	PRC, February 27, 1998	92% held by Fujian Heyue	Oceanic fishing

Pingtan Dingxin Fishing Information Consulting Co., Ltd. (“Pingtan Dingxin”)	PRC, October 23, 2012	100% held by Pingtan Fishing	Dormant

Pingtan Yikang Global Fishery Co., Ltd. (“Yikang Fishery”)	PRC, September 14, 2017	100% held by Pingtan Fishing	Dormant

Pingtan Shinsilkroad Fishery Co., Ltd. (“Shinsilkroad Fishery”)	PRC, September 14, 2017	100% held by Pingtan Fishing	Dormant

Fuzhou Howcious Investment Co., Ltd (“Howcious Investment”)	PRC, September 5, 2017	100% held by Pingtan Fishing	Dormant

Pingtan Ocean Fishery Co., Ltd (“Ocean Fishery”)	PRC, July 21, 2017	100% held by Pingtan Fishing	Dormant

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2021

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Fujian Heyue is in the business of shrimp trading, and through its PRC subsidiary, Pingtan Fishing, engages in ocean fishing with its owned and controlled vessels within the Indian Exclusive Economic Zone and the international waters.

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2020 filed with the Securities and Exchange Commission on October 13, 2021.

Going concern

The Company had a working capital deficit of $102,268,349 as of September 30, 2021. In order to mitigate its liquidity risk, the Company plans to rely on the proceeds from loans from banks and/or financial institutions to increase working capital in order to meet capital demands, and the government subsidies for modification and rebuilding project and reimbursement of certain operating expenses. In addition, Mr. Zhuo, the Chief Executive Officer and Chairman of the Board, will continue to provide financial support to the Company when necessary.

The Company meets its day-to-day working capital requirements through cash flow provided by operations, bank loans and related parties’ advances. The Company’s forecasts and projections show that the Company has adequate resources to continue in operational existence to meet its obligations in the twelve months following the date of this filing, considering operations in Indian waters and international waters and consideration of opportunities in new fishing territories. Also, in the recent years, the Company has upgraded 68 fishing vessels and 3 transport vessels, the deployment of these vessels into operation will generate more revenue and cash inflows to the Company. In addition, the Company receives subsidies for modification and rebuilding projects and is reimbursed for certain operating expenses from government entities, as an encouragement of the development of ocean fishing industry.

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three and nine months ended September 30, 2021 and 2020 include allowance for doubtful accounts, reserve for inventories, the useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in China's mainland and Hong Kong. At September 30, 2021 and December 31, 2020, cash balances in China's mainland were $15,716,960 and $468,273, respectively, and cash balances in Hong Kong were $39,333 and $223,660, respectively, and are not fully insured. According to the "Deposit Protection Scheme Regulations" implemented in Hong Kong in September 2006 and the "Deposit Insurance Regulations" implemented in China's mainland in February 2015, if a bank fails, companies can receive up to HK$500,000 and RMB500,000 in compensation, respectively. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash consists of cash deposits held by the Export Import Bank of China to secure its bank loans and Hong Long’s short-term bank loans. At September 30, 2021 and December 31, 2020, restricted cash amounted to $13,018,350 and $9,912,666, respectively.

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
SEPTEMBER 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current creditworthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 180 days after customers received the purchased goods. At September 30, 2021 and December 31, 2020, the Company had established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $1,168,466 and $411,131, respectively.

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

A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed net realizable value due to obsolescence or quantities in excess of expected demand or price decreases, the Company will record a reserve for the difference between the cost and the market value. These reserves are recorded based on estimates. At September 30, 2021 and December 31, 2020, the Company has a reserve for inventories in the amount of $16,962,451 and $16,125,749, respectively.

Inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company regularly evaluates its ability to realize the value of inventories based on a combination of factors including: forecasted sales and estimated current and future market value.

Fishing licenses

Each of the Company’s fishing vessels requires an approval from the Ministry of Agriculture and Rural Affairs of the PRC to carry out ocean fishing projects in international waters. These approvals are valid for a period from 3 to 12 months and are awarded to the Company at no cost. The Company applies for the renewal of the approval prior to expiration to avoid interruptions of the fishing vessels’ operations.

Investment in unconsolidated company – Global Deep Ocean

The Company uses the equity method of accounting for its investment in, and earning or loss of, companies that it does not control but usually owns 20% to 50% over which it does exert significant influence. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. The Company reviews its investments for other-than-temporary impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment. The determination of fair value of the investment involves considering factors such as current economic and market conditions, the operating performance of the entities including current earnings trends and forecasted cash flows, and other company and industry specific information. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. See Note 7 for discussion of the equity investment.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, plant and equipment

Property, plant and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in operation in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

The estimated useful lives of the assets are as follows:

Estimated useful life
Fishing vessels	10 - 20 Years
Vehicles	5 Years
Office and other equipment	3 - 5 Years

Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

Capitalized interest

Interest associated with the construction of fishing vessels is capitalized and included in the cost of the fishing vessels. When no debt is incurred specifically for the construction of a fishing vessel, interest is capitalized on amounts expended on the construction using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the construction is substantially complete, or the construction activity is suspended for more than a brief period. The Company capitalized interest of nil and $183,747 for the three months ended September 30, 2021 and 2020, respectively, in the fishing vessels under construction. The Company capitalized interest of nil and $1,192,672 for the nine months ended September 30, 2021 and 2020, respectively, in the fishing vessels under construction.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates the impairment by comparing the carrying amount of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived assets over their fair value. Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. The Company recognized impairment loss of $495,857 and nil for the three months ended September 30, 2021 and 2020, respectively. The Company recognized impairment loss of $1,471,223 and nil for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, the Company assessed the recoverability of 1 new krill fishing vessel that was in the building stage based on the undiscounted future cash flow that the fishing vessel is expected to generate as less than the carrying amount, and recognized an impairment loss.

On September 8, 2021, the Company's Board of Directors consented the Unanimous Written Resolutions for the suspension of the construction of a krill fishing vessel and the initiation of negotiations with the shipbuilding company for the purpose of the vessel construction contract termination on the basis that the construction progress continued to be behind schedule during 2021 and the shipbuilding company may not be able to deliver the vessel as agreed. The Company recorded an impairment charge associated with the construction-in-progress of approximately $24,472,000 from this vessel in December 2020, which was included in the total impairment of assets of approximately $66,694,000. Through September 30, 2021, the Company has impaired approximately $1,471,000 of the construction costs related to the krill vessel. Although management believes this amount should be adequate, based upon further negotiation with Huanghai Shipbuilding Co., Ltd, an additional impairment charge might be necessary. As of September 30, 2021, the Company was in negotiations with the shipbuilding company regarding the details of the return of the prepaid shipbuilding payments.

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
SEPTEMBER 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

Disaggregation of revenue

The following tables disaggregate revenues under ASC Topic 606 by species of fish. For the three months ended September 30, 2021 and 2020, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended September 30, 2021
	Revenue	Volume (KG)	Average price	Percentage of revenue
Argentina squid	$9,587	2,960,703	$3.24	26.6%
Indian Ocean squid	7,872	8,108,747	0.97	21.8%
Sardine	4,262	10,240,299	0.42	11.8%
South American white shrimp (whole)	3,584	688,152	5.21	9.9%
Chub mackerel	2,915	3,935,434	0.74	8.1%
Other	7,884	4,942,466	8.35	21.8%
Total	$36,104	30,875,800	$1.17	100.0%

	Three Months Ended September 30, 2020
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$6,071	7,285,134	$0.83	39.3%
Peru squid	4,685	3,382,517	1.39	30.3%
Chub mackerel	981	1,030,773	0.95	6.4%
Tuna	662	184,867	3.58	4.3%
Sardine	649	1,743,914	0.37	4.2%
Others	2,400	1,070,101	2.24	15.5%
Total	$15,448	14,697,306	$1.05	100.0%

The following tables disaggregate revenues under ASC Topic 606 by species of fish. For the nine months ended September 30, 2021 and 2020, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Nine Months Ended September 30, 2021
	Revenue	Volume (KG)	Average price	Percentage of revenue
Argentina squid	$22,176	6,872,403	$3.23	21.9%
Indian Ocean squid	18,574	18,968,099	0.98	18.3%
South American white shrimp (whole)	16,449	3,251,646	5.06	16.2%
Peru squid	13,984	10,519,823	1.33	13.8%
Chub mackerel	7,934	8,145,864	0.97	7.8%
Others	22,159	24,086,521	0.92	22.0%
Total	$101,276	71,844,356	$1.41	100.0%

	Nine Months Ended September 30, 2020
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$25,892	30,557,785	$0.85	46.1%
Peru squid	9,523	6,436,282	1.48	16.9%
Chub mackerel	4,996	5,585,977	0.89	8.9%
Cuttle fish	4,554	1,024,960	4.44	8.1%
Croaker fish	3,367	1,861,511	1.81	6.0%
Others	7,886	4,524,509	1.74	14.0%
Total	$56,218	49,991,024	$1.12	100.0%

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2021

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
SEPTEMBER 30, 2021

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

The Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of September 30, 2021 and December 31, 2020, there were no amounts that had been accrued with respect to uncertain tax positions.

Shipping and handling costs

Shipping and handling costs are included in selling expense and amounted to $213,891 and $35,397 for the three months ended September 30, 2021 and 2020, respectively. Shipping and handling costs amounted to $258,311 and $356,490 for the nine months ended September 30, 2021 and 2020, respectively.

Employee benefits

The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs amounted to $1,340,598 and $606,825 for the three months ended September 30, 2021 and 2020, respectively. Employee benefit costs amounted to $2,970,449 and $1,795,348 for the nine months ended September 30, 2021 and 2020, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company and Merchant Supreme and Prime Cheer, the Company’s subsidiaries, is the U.S. dollar. The functional currency of Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, the Company’s subsidiaries, is the Chinese Renminbi (“RMB”). For the Company’s subsidiaries Pingtan Guansheng, Fujian Heyue and Pingtan Fishing, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2021 and 2020 was $2,622,688 and $935,670, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date and any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transactions in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at September 30, 2021 and December 31, 2020 were translated at 6.4854 RMB to $1.00 and at 6.5249 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the nine months ended September 30, 2021 and 2020 were 6.4714 RMB and 6.9917 RMB to $1.00, respectively. The average translation rates applied to the statements of operations for three months ended September 30, 2021 and 2020 were 6.4707 RMB and 6.9205 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net income per share is computed by dividing net income (loss) available to ordinary shareholders adjusted for preferred stock dividends accumulated by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share is computed by dividing net income adjusted for preferred stock dividends accumulated by the weighted average number of ordinary shares, ordinary share equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of the ordinary shares issuable upon the exercise of ordinary share warrants (using the treasury stock method). Ordinary share equivalents are not included in the calculation of diluted earnings per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to ordinary shareholders of the Company	2,584,624	689,184	(9,155,641)	6,777,864
Preferred Share Dividends	-	-	(300,000)	-
Net income (loss) available to ordinary shareholders of the company for basic and diluted net income per share of ordinary shares	$2,584,624	$689,184	$(9,455,641)	$6,777,864
Weighted average ordinary shares outstanding
Basic	86,389,548	79,071,363	83,854,623	79,060,490
Diluted	86,797,148	79,071,363	83,854,623	79,060,490
Net income per ordinary share attributable to ordinary shareholders of the Company
Basic	$0.03	$0.01	$(0.11)	$0.09
Diluted	$0.03	$0.01	$(0.11)	$0.09

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling interest

On February 15, 2015, China Agriculture invested RMB 400 million (approximately $65 million) into Pingtan Fishing and acquired an 8% equity interest in Pingtan Fishing. As of September 30, 2021, China Agriculture owned 8% of the equity interest of Pingtan Fishing, which was not under the Company’s control.

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal ordinary shareholders of the Company, its management, members of the immediate families of principal ordinary shareholders of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all significant related party transactions.

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 included net income (loss) and unrealized gain from foreign currency translation adjustments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2021. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Concentrations of credit, economic and political risks

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operation in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances aboard, and rates and methods of taxation, among other things.

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
SEPTEMBER 30, 2021

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

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This standard eliminates the current requirement to disclose the amount or reason for transfers between level 1 and level 2 of the fair value hierarchy and the requirement to disclose the valuation methodology for level 3 fair value measurements. The standard includes additional disclosure requirements for level 3 fair value measurements, including the requirement to disclose the changes in unrealized gains and losses in other comprehensive income during the period and permits the disclosure of other relevant quantitative information for certain unobservable inputs. The new guidance was effective for interim and annual periods beginning after December 15, 2019. We applied the new standard beginning January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”) to clarify the interaction in accounting for equity securities under Topic 321, investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. We applied the new standard beginning January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the existing guidance for income taxes related to the approach for intra-period tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also simplifies the accounting for income taxes by clarifying and amending existing guidance related to the effects of enacted changes in tax laws or rates in the effective tax rate computation, the recognition of franchise tax and the evaluation of a step-up in the tax basis of goodwill, among other clarifications. ASU 2019-12 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. We applied the new standard beginning January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2021

NOTE 3 – ACCOUNTS RECEIVABLE

At September 30, 2021 and December 31, 2020, accounts receivable consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Accounts receivable	$22,991,713	$32,357,692
Less: allowance for doubtful accounts	(1,168,466)	(411,131)
	$21,823,247	$31,946,561

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of an individual balance. Bad debt expense was $246,105 and $188,293 for the three months ended September 30, 2021 and 2020, respectively. Bad debt expense was $756,463 and $245,498 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 4 – INVENTORIES

At September 30, 2021 and December 31, 2020, inventories consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Frozen fish and marine catches in warehouse	$56,458,862	$44,272,021
Frozen fish and marine catches work in progress	28,015,835	20,702,914
Frozen fish and marine catches in transit	5,327,580	18,761,950
	89,802,277	83,736,885
Less: reserve for inventories	(16,962,451)	(16,125,749)
	$72,839,826	$67,611,136

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

The Company recorded a provision for inventory of $6,422,157 and a recovery of $(288,953) for the three months ended September 30, 2021 and 2020, respectively. The Company recorded a provision for inventory of $740,084 and $1,711,666 for the nine months ended September 30, 2021 and 2020, respectively.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2021

NOTE 5 – OTHER RECEIVABLES

At September 30, 2021 and December 31, 2020, other receivables consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
VAT recoverable (1)	$211,457	$1,520,501
Other	394,841	380,593
	$606,298	$1,901,094

(1)	The balance of advanced VAT represents input VAT available for deducting the amount of VAT paid in the future.

NOTE 6 – COST METHOD INVESTMENT

At September 30, 2021 and December 31, 2020, the cost method investment amounted to $3,238,042 and $3,218,440, respectively. The investment represents Pingtan Fishing’s, the Company’s subsidiary, minority interest in Fujian Pingtan Rural-Commercial Bank Joint-Stock Co., Ltd. (“Pingtan Rural-Commercial Bank”), a private financial institution. Pingtan Fishing completed its registration as a shareholder on October 17, 2012 and paid RMB 21 million (approximately US$3.0 million) to purchase 5% of the common stock of Pingtan Rural-Commercial Bank. Pingtan Fishing held 15,113,250 shares and which accounts for a 4.8% investment in the total equity investment of the bank as of September 30, 2021 and December 31, 2020.

In accordance with ASC Topic 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment on this investment as of September 30, 2021 and December 31, 2020.

NOTE 7 – EQUITY METHOD INVESTMENT

At September 30, 2021 and December 31, 2020, the equity investment amounted to $29,107,193 and $29,689,813, respectively. The investment represents the Company’s subsidiary, Pingtan Fishing’s interest in Global Deep Ocean. On June 12, 2014, Pingtan Fishing incorporated Global Deep Ocean with two unrelated companies in the PRC. In April 2017, these two companies sold their shares to another unrelated party, Zhen Lin. As of September 30, 2020 and 2021, Pingtan Fishing and Zhen Lin accounted for 20% and 80% of the total ownership, respectively.

Global Deep Ocean processes, stores, and transports Deep Ocean fishing products. Total registered capital of Global Deep Ocean is RMB 1 billion (approximately US $154.2 million) and as of September 30, 2021, Pingtan Fishing had contributed its share of registered capital of RMB 200 million (approximately US$30.8 million).

The Company measures this equity investment in the consolidated financial statements utilizing the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the changes in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three months ended September 30, 2021 and 2020, the Company’s share of Global Deep Ocean’s net loss was $308,921 and $82,586, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income. For the nine months ended September 30, 2021 and 2020, the Company’s share of Global Deep Ocean’s net loss was $765,101 and $351,129, respectively, which was included in loss on equity method investment in the accompanying consolidated statements of operations and comprehensive income.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2021

NOTE 8 – PREPAYMENT FOR LONG-TERM ASSETS

At September 30, 2021 and December 31, 2020, prepayment for long-term assets consisted of prepayment for fishing vessels’ construction. The Company reclassifies the prepayment for fishing vessels’ construction to construction-in-progress using the percentage of completion method.

For the nine months ended September 30, 2021, a summary of activities in prepayment for long-term assets was as follows:

Prepayment for fishing vessels’ construction
Balance - December 31, 2020	$66,083,041
Prepayments made for fishing vessels’ construction	32,038,302
Reclassification to construction-in-progress	-
Foreign currency fluctuation	333,324
Balance – September 30, 2021	$98,454,667

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

At September 30, 2021 and December 31, 2020, property, plant and equipment consisted of the following:

	Useful life	September 30, 2021	December 31, 2020
		(Unaudited)
Fishing vessels	10 - 20 Years	$373,527,611	$304,764,105
Vehicles	5 Years	41,211	23,336
Office and other equipment	3 – 5 Years	491,057	488,084
		374,059,879	305,275,525
Less: accumulated depreciation		(67,936,505)	(55,120,514)
		$306,123,374	$250,155,011

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2021

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT (continued)

During the nine months ended September 30, 2021, the 20 vessels that received approval from MARA to operate in international waters after modification and rebuilt into 20 seine vessels, had been completed and deployed to international water for operation.

During the nine months ended September 30, 2021, the Company received a government subsidy for a group of fishing vessels amounting to RMB 151.2 million (approximately US$23.4 million). The subsidy is related to assets which requires deducting it from the carrying amount of the asset.

For the three months ended September 30, 2021 and 2020, depreciation expense amounted to $5,317,274 and $3,944,203, respectively, of which $4,315,313 and $3,170,392, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense. For the nine months ended September 30, 2021 and 2020, depreciation expense amounted to $12,510,131 and $10,616,935, of which $11,363,316 and $8,342,357, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

The Company had 81 and 82 fishing vessels at September 30, 2021 and December 31, 2020, with net carrying amount of approximately $219.8 million and $227.3 million, respectively, pledged as collateral for its bank loans.

The Company recognized an impairment loss of $495,857 and nil for the three months ended September 30, 2021 and 2020, respectively. The Company recognized impairment loss of $1,471,223 and nil for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, the Company assessed the recoverability of 1 krill fishing vessel that was in the building stage based on the undiscounted future cash flow that the fishing vessel is expected to generate as less than the carrying amount, and recognized an impairment loss of 1,471,223.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2021

NOTE 10 – RELATED PARTIES TRANSACTIONS

Accounts payable - related parties

At September 30, 2021 and December 31, 2020, accounts payable - related parties consisted of the following:

Name of related party	September 30, 2021	December 31, 2020
	(Unaudited)
Hong Long (1)	$6,372,582	$781,225
Global Deep Ocean	65,799	7,602,944
Fujian Jingfu Ocean Fishery Development Co., Ltd. (2)	317,629	1,327
Huna Lin (3)	3,671,544	1,581,212
	$10,427,554	$9,966,708

(1)	Hong Long is an affiliate company majority owned by a family member of the Company’s CEO.
(2)	Fujian Jingfu Ocean Fishery Development Co., Ltd. is a subsidiary of Hong Long
(3)	Huna Lin is an immediate family of Zhiyan Lin, and Zhiyan Lin is a shareholder of Pingtan Fishing,

These accounts payable - related parties’ amounts are short-term in nature, non-interest bearing, unsecured and payable on demand.

Due to related parties

At September 30, 2021 and December 31, 2020, the due to related parties amount consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Accrued compensation for LiMing Yung, Chief Financial Officer	$15,000	$15,000
Accrued compensation for Xinrong Zhuo, Chief Executive Officer	3,354	3,354
Advance from Xinrong Zhuo, Chief Executive Officer	1,450,000	-
Due to Hong Long	29,504,678
	$30,973,032	$18,354

The balance of accrued compensation represents accrued compensation for the CEO and CFO.

The advance from Xinrong Zhuo, the Company’s Chief Executive Officer, is for working capital purposes and short-term in nature, non-interest bearing, unsecured and payable on demand.

The majority of due to Hong Long represents the prepayment made to shipbuilding company for the modification and rebuilding of the 20 vessels in 2021 by Hong Long on behalf of the Company, with an annual interest rate of 4.35%.

Operating lease

On July 31, 2012, the Company entered into a lease for office space with Ping Lin, the spouse of the Company’s CEO (the “Office Lease”). Pursuant to the Office Lease, the annual rent is RMB 84,000 (approximately US$13,000) and expired on July 31, 2021. This lease was renewed under the same terms upon expiry, and the Office Lease will expire on December 31, 2023.

For the three months ended September 30, 2021 and 2020, rent expense related to the Office Lease amounted to $3,245 and $3,038, respectively. For the nine months ended September 30, 2021 and 2020, rent expense related to the Office Lease amounted to $9,735 and $9,011, respectively. The future minimum rental payments required under the Office Lease are as follows:

Twelve-month period Ending September 30:	Amount
2022	$12,980
2023	12,980
2024	3,245
29,205

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2021

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Purchases from related parties

During the three and nine months ended September 30, 2021 and 2020, purchases from related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Purchase of fuel, fishing nets and other on board consumables
Fujian Jingfu Marine Fishery Development Co., Ltd	$732,523	$-	$1,718,149	$-
From Zhiyan Lin	-	2,769	-	2,769
Global Deep Ocean	122,333	-	203,784	-
Fuzhou Honglong Ocean Fishery Co., Ltd.	6,066,724	255,736	13,838,055	1,320,456
	6,921,580	258,505	15,759,988	1,323,225
Purchase of leasing
Ping Lin	852	3,038	852	9,011
Purchase of vessel maintenance services, docking and freight
Huna Lin	4,734,671	3,851,681	11,177,091	7,262,932

Purchase of inventory for sale
Global Deep Ocean	$-	$-	$6,202,532	$-

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2021

NOTE 11 – BANK LOANS

Short-term bank loans

Short-term bank loans represent the amounts due to various banks that are due within one year. These loans can be renewed with the banks upon maturity. The Company is in compliance with all debt covenants. At September 30, 2021 and December 31, 2020, short-term bank loans consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Loan from The Export-Import Bank of China, due on January 21, 2021 with annual interest rate of 3.88% at December 31, 2020, guaranteed by Pin Lin, Xinrong Zhuo and Hong Long, pledged deposits provided by Hong Long amounted to RMB 42 million, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	$-	$41,686,462
Loan from Fujian Haixia Bank, due on October 29, 2021 with annual interest rate of 6.09% at September 30, 2021 and December 31, 2020, collateralized by Hong Long’s 5 fishing vessels, the Company’s 1 fishing vessel and 7 real estate properties of Ping Lin and Ying Liu, the debt ratio of borrower should not be higher than or equal to 100%.	10,793,475	10,728,134
Loan from Fujian Haixia Bank, due on January 19, 2022 with annual interest rate of 6.09% at September 30, 2021, guaranteed by Pin Lin, Xinrong Zhuo, Longxiong Zhuo, Longjie Zhuo, Longhao Zhuo and Hong Long, collateralized by three land use rights of old city reconstruction plots west of Baima Road, Gulou District, east of Liuhe Road, north of Daoshan Road, the debt ratio of borrower should not be higher than or equal to 80%.	29,296,574	-
Loan from Fujian Haixia Bank, due on January 20, 2022 with annual interest rate of 6.09% at September 30, 2021, guaranteed by Pin Lin, Xinrong Zhuo, Longxiong Zhuo, Longjie Zhuo, Longhao Zhuo and Hong Long, collateralized by three land use rights of old city reconstruction plots west of Baima Road, Gulou District, east of Liuhe Road, north of Daoshan Road, the debt ratio of borrower should not be higher than or equal to 80%.	15,419,250	-
	$55,509,299	$52,414,596

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2021

NOTE 11 – BANK LOANS (continued)

Long-term bank loans

Long-term bank loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. The Company is in compliance with all long-term bank loan covenants. At September 30, 2021 and December 31, 2020, long-term bank loans consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Loan from The Export-Import Bank of China, due on various dates until January 30, 2023 with annual interest rate of 4.90% at September 30, 2021 and December 31, 2020, guaranteed by Xinrong Zhuo and Ping Lin and collateralized by 2 fishing vessels and collateralized by two related parties’ investments in equity interest of one PRC local banks.	$2,312,887	$2,298,886
Loan from China Development Bank, due on various dates until November 27, 2023 with annual interest rate of 5.15% at September 30, 2021 and December 31, 2020, guaranteed by Xinrong Zhuo, Honghong Zhuo, Mr. and Mrs. Zhiyan Lin and 17 fishing vessels, the debt ratio of borrower should not be higher than 80%.	3,546,427	4,291,254
Loan from The Export-Import Bank of China, due on various dates until March 28, 2025 with annual interest rate of 4.95% at September 30, 2021 and December 31, 2020, guaranteed by Hong Long, Xinrong Zhuo, Ping Lin and collateralized by 20 fishing vessels.	46,257,748	58,238,440
Loan from The Export-Import Bank of China, due on various dates until August 21, 2026 with annual interest rate of 4.70% at September 30, 2021 and December 31, 2020, guaranteed by Pin Lin, Xinrong Zhuo and Yaohua Zhuo, 15 fishing vessels, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	48,570,636	57,931,922
Loan from The Export-Import Bank of China, due on various dates until October 21, 2025 with annual interest rate of 4.70% at September 30, 2021 and December 31, 2020, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo and Hong Long, 15 fishing vessels and 1 transport vessel, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	45,101,304	49,809,192
Loan from China Development Bank, due on various dates until July 30, 2026 with annual interest rate of 5.39% at September 30, 2021 and December 31, 2020, guaranteed by Xinrong Zhuo, 11 fishing vessels and 6 Hong Long’s fishing vessels, real estate of Mingguang Wanhao Property co., LTD., totalled area 22,123.50m2, the debt ratio of borrower should not be higher than 80%.	9,482,838	10,383,301
Loan from The Export-Import Bank of China, due on various dates until April 21, 2028 with annual interest rate of 4.65% at September 30, 2021 and December 31, 2020, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo, Hong Long and Huanghai Shipbuilding Co., Ltd., the Land Use Right of B2 plot in central business district on the north shore of Minjiang river, 1 vessel.	20,045,024	19,923,677
Loan from The Export-Import Bank of China, due on various dates until December 21, 2028 with annual interest rate of 4.65% at September 30, 2021 and December 31, 2020, guaranteed by Pin Lin, Xinrong Zhuo, Yaohua Zhuo, Hong Long and Huanghai Shipbuilding Co., Ltd., the Land Use Right of B2 plot in central business district on the north shore of Minjiang river, 1 vessel.	21,586,949	21,456,268
Loan from The Export-Import Bank of China, due on various dates until January 15, 2023 with annual interest rate of 4.00% at September 30, 2021, guaranteed by Pin Lin, Xinrong Zhuo and Hong Long, and collateralized by two related parties’ investments in equity interest of one PRC local banks.	25,006,939	-
Loan from The Export-Import Bank of China, due on various dates until August 21, 2022 with annual interest rate of 2.20% at September 30, 2021 and December 31, 2020, guaranteed by Hong Long, Xinrong Zhuo and Pin Lin.	20,450,317	21,000,000
Loan from The Export-Import Bank of China, due on various dates until February 21, 2023 with annual interest rate of 2.20% at September 30, 2021, guaranteed by Hong Long, Xinrong Zhuo and Pin Lin and collateralized by two related parties’ investments in equity interest of one PRC local banks and the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	10,875,630	-
Loan from The Export-Import Bank of China, due on various dates until June 21, 2028 with annual interest rate of 2.20% at September 30, 2021, guaranteed by Lin Lin, Xinrong Zhuo, Yaohua Zhuo, Hong Long and Huanghai Shipbuilding Co., Ltd., the Land Use Right of B2 plot in central business district on the north shore of Minjiang river.	21,741,142	-
Loan from The Export-Import Bank of China, due on various dates until July 1, 2023 with annual interest rate of 2.20% at September 30, 2021, guaranteed by Pin Lin, Xinrong Zhuo and Hong Long, pledged deposits provided by Hong Long amounted to RMB 42 million, the Land Use Right of B2 plot in central business district on the north shore of Minjiang river and Fuzhou Honglong Marine Aquatic Products Co., Ltd. and 67 million and 16 million shares of Xiamen International Bank Co., Ltd. owned by Hong Long and Fujian International Trade and Transportation Co., Ltd., respectively.	9,589,808	-
Loan from Bank of Communications, due on various dates until June 27, 2025 with annual interest rate of 4.65% at September 30, 2021 and December 31, 2020, guaranteed by Xinrong Zhuo, Huanghai Shipbuilding Co., Ltd. and Fujian Jingfu Ocean Fishery Development Co., Ltd.	36,235,237	39,770,725
Total long-term bank loans	$320,802,886	$285,103,665
Less: current portion	(70,676,635)	(39,987,577)
Long-term bank loans, non-current portion	$250,126,251	$245,116,088

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2021

NOTE 11 – BANK LOANS (continued)

Long-term bank loans (continued)

The future maturities of long-term bank loans are as follows:

Due in twelve-month periods ending September 30,	Principal
2022	$70,676,635
2023	107,035,617
2024	64,491,011
2025	56,087,520
2026	16,498,597
Thereafter	6,013,506
$320,802,886
Less: current portion	(70,676,635)
Long-term liability	$250,126,251

The weighted average interest rate for short-term bank loans was approximately 6.0% and 4.0% for the nine months ended September 30, 2021 and 2020, respectively.

The weighted average interest rate for long-term bank loans was approximately 4.3% and 4.8% for the nine months ended September 30, 2021 and 2020, respectively.

For the three months ended September 30, 2021 and 2020, interest expense related to bank loans amounted to $4,055,798 and $4,220,271, respectively, of which, nil and $183,747 was capitalized to construction-in-progress, respectively. For the nine months ended September 30, 2021 and 2020, interest expense related to bank loans amounted to $11,720,712 and $11,064,621, respectively, of which nil and $1,192,672 was capitalized to construction-in-progress, respectively.

NOTE 12 – ACCRUED LIABILITIES AND OTHER PAYABLES

At September 30, 2021 and December 31, 2020, accrued liabilities and other payables consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Accrued salaries and related benefits	$19,511,877	$11,440,174
Accrued interest	478,617	462,304
Other	924,138	249,155
	$20,914,632	$12,151,633

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2021

NOTE 13 – SHARE CAPITAL

Preferred shares

	Number of shares	Total
Balance, December 31, 2020	-	$-
Issuance of preferred shares[1]	4,000,000	4,000
Conversion of preferred shares to ordinary shares	(3,409,078)	(3,409)
Redemption of preferred shares[2]	(590,922)	(591)
Balance, September 30, 2021	-	$-

[1]	On January 8, 2021, the Company issued 4,000,000 of its Series A Convertible Preferred Shares, par value $0.001 per share (“Series A Preferred Shares”), at a purchase price of $1.00 per share and a stated value of $1.10 per share, in a registered direct offering.

[2]	On May 27, 2021, the Company redeemed 590,922 Series A Preferred Shares and repurchased 793,192 ordinary shares that were converted following the failure to file the 10-K from the purchaser for aggregate consideration of $1,450,000.

Ordinary shares

	Number of shares	Total
Balance, December 31, 2020	79,302,428	$79,302
Issuance of ordinary shares[1]	3,625,954	3,626
Conversion of preferred shares to ordinary shares	3,805,775	3,806
Repurchase of ordinary shares[2]	(793,192)	(793)
Balance, September 30, 2021	85,940,965	$85,941

[1]	On March 8, 2021, the Company sold 3,625,954 ordinary shares at a price of $1.31 per share, and 2,719,464 five-year warrants to purchase ordinary shares at an exercise price of $1.31 per share, in a registered direct offering.
[2]	On May 27, 2021, the Company redeemed 590,922 Series A Preferred Shares and repurchased 793,192 ordinary shares that were converted following the failure to file the 10-K from the purchaser for aggregate consideration of $1,450,000.

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At September 30, 2021 and December 31, 2020, the Company’s cash included bank deposits in accounts maintained within the PRC and Hong Kong. The Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2021	2020	2021	2020
A	23%	*	20%	*
B	17%	*	17%	*
C	*	18%	*	14%
D	*	14%	*	11%
E	*	10%	*	14%
F	*	10%	*	11%

*	less than 10%

Three customers accounted for 10% or more of the Company’s total accounts receivable at September 30, 2020, for a total of 36.4% of accounts receivable. At December 31, 2020, six customers accounted for 10% or more of the Company’s accounts receivable for a total of 87.4%.

PINGTAN MARINE ENTERPRISE LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN U.S. DOLLARS)
SEPTEMBER 30, 2021

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS (continued)

Major suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplier	2021	2020	2021	2020
A	21%	40%	39%	38%
B	10%	11%	10%	11%
C	*	*	*	20%
D	10%	*	*	*
E	*	10%	*	*
F	*	10%	*	*

Two suppliers, whose accounts payable accounted for 10% or more of the Company’s total accounts payable and accounts payable – related parties at September 30, 2021, accounted for 80.8% of the Company’s total accounts payable and accounts payable – related parties at September 30, 2021.

Three suppliers, whose accounts payable accounted for 10% or more of the Company’s total accounts payable and accounts payable – related parties at September 30, 2020, accounted for 68.6% of the Company’s total accounts payable and accounts payable – related parties at September 30, 2020.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Severance payments

The Company has employment agreements with certain employees that provide for severance payments to such employees upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments to be approximately $10,000 as of September 30, 2021 and December 31, 2020, which have not been reflected in its consolidated financial statements due to immateriality.

Operating lease

See note 10 for related party operating lease commitment.

NOTE 16 – SUBSEQUENT EVENTS

On October 21, 2021, the Company repaid a long-term bank loan of $5.0 million to The Export-Import Bank of China in accordance with the loan repayment schedule.

On October 21, 2021, the Company received a subsidy of $724,462.

On October 22, 2021, the Company repaid a long-term bank loan of $1.9 million to The Export-Import Bank of China in accordance with the loan repayment schedule.

On October 22, 2021, the Company received a loan of $1.8 million from The Export-Import Bank of China. The loan is due on July 1, 2023 with annual interest rate of 2.20%.

On October 22, 2021, the Company received a subsidy of $309,445.

On October 28, 2021, the Company repaid a long-term bank loan of $2.2 million to The Export-Import Bank of China in accordance with the loan repayment schedule.

On October 28, 2021, the Company received a loan of $2.1 million from The Export-Import Bank of China. The loan is due on July 1, 2023 with annual interest rate of 2.20%.

On October 28, 2021, the Company repaid a short-term bank loan of $10.8 million to Fujian Haixia Bank in accordance with the loan repayment schedule.

On October 28, 2021, the Company received a loan of $9.5 million from The Export-Import Bank of China. The loan is due on July 30, 2026 with annual interest rate of 5.12%.

On October 28, 2021, the Company received a loan of $10.8 million from Fujian Haixia Bank. The loan is due on October 28, 2022 with annual interest rate of 6.09%.

On November 10, 2021, the Company repaid a short-term bank loan of $0.8 million to China Development Bank in accordance with the loan repayment schedule.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Pingtan Marine Enterprise Ltd. for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with the Pingtan Marine Enterprise Ltd. unaudited financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K, as amended, for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on October 13, 2021. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

In 2021, 20 vessels had been completed the modification and rebuilding in batches.

As of September 30, 2021, we owned 51 squid jigging vessels, 26 trawlers, 25 seine vessels, 13 drifters, 4 longline fishing vessels, and 3 transport vessels and had exclusive operating license rights to 20 seine vessels. Additionally, 1 krill fishing vessel was in the building stage.

Among the 142 vessels, 100 were located in international waters, 12 were located in the Bay of Bengal in India, 13 were located in the PRC, 17 were located in the Arafura Sea in Indonesia and not in operation.

On September 8, 2021, the Company's Board of Directors consented the Unanimous Written Resolutions for the suspension of the construction of a krill fishing vessel and the initiation of negotiations with the shipbuilding company for the purpose of vessel construction contract termination on the basis that the construction progress of the vessel continued to be behind schedule during 2021 and the shipbuilding company may not be able to deliver the vessel as agreed. As of September 30, 2021, the Company was in further negotiations with the shipbuilding company regarding the details of the return of the prepaid shipbuilding payments.

We catch nearly 30 different species of fish, including squid, ribbon fish, croaker fish and cuttle fish. All of our catch is shipped back to the PRC. We arrange chartered transportation ships to deliver frozen stocks to cold storage warehouses located in one of the PRC’s largest seafood trading centers, the MaWei Seafood Market in Fujian Province.

We derive our revenue primarily from the sale of frozen seafood products. We sell our products directly to customers, including seafood processors, distributors, restaurant owners and exporters. Most of our customers have long-term, cooperative relationships with us. Our existing customers also introduce new customers to us from time to time. In July 2017, we started strategic cooperation with an e-commerce platform to sell our fish products directly to consumers online. Based on past experience, demand for seafood products is the highest from December to January, during the Chinese New Year. We believe that our profitability and growth are dependent on our ability to deploy our vessels to new fishing grounds and our ability to expand our customer base.

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

Some of our customers are fish processing plants that export processed fish products to foreign countries. These customers reduced or postponed their purchases from us in the initial stage of the pandemic, but since the middle of the second quarter of 2020, they have adjusted their business strategies in relation to exportation or domestic sale. Because of the reduction or postponement, our unit selling prices decreased, our inventory levels increased and our accounts receivables were not timely paid as anticipated.

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

●	Governmental policies: Fishing is a highly regulated industry and our operations require licenses and permits. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and is at the discretion of the applicable government agencies. Our inability to obtain, or loss or denial of extensions to, any of our applicable licenses or permits could hamper our ability to generate revenue from our operations.

●	Resource & environmental factors: Our fishing expeditions are based in the EEZ, and the international waters. Any earthquake, tsunami, adverse weather or oceanic conditions, or other disasters in such areas may result in disruption to our operations and could adversely affect our sales. Adverse weather conditions such as storms, cyclones and typhoons or cataclysmic events may also decrease the volume of fish catches or may even hamper our operations. Our fishing volumes may also be adversely affected by major climatic disruptions such as El Niño, which in the past has caused significant decreases in the seafood catch worldwide. Besides weather patterns, other unpredictable factors, such as fish migration, may also impact our harvest volume.

●	Fluctuation on fuel prices: Our operations may be adversely affected by fluctuations in fuel prices. Changes in fuel prices may result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

●	Competition: We engage in operation in the EEZ, and the international waters. Competition within our designated fishing areas is not currently significant as the region is not overfished or regulated by government limits on the number of vessels that are allowed to fish in the territories; however, there is no guarantee that competition will not become more intense. Competition in the consumer market in the PRC, however, is high as fish compete with other sources of protein. We also compete with other fishing companies that offer similar and varied products. There is significant demand for fish in the Chinese market. We believe our catch appeals to a wide segment of consumers because of the low-price points of our products.

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

RESULTS OF OPERATIONS

Comparison of results of operations for the three and nine months ended September 30, 2021 and 2020

Revenue

We catch different species of fish, ship them back to China and sell the catches to distributors and retailers by acting as a wholesaler. Selling of marine catch and trading of shrimps are our product lines. The product type, contractual price and quantities are identified in contracts. We do not offer promotional payments, customer coupons, rebates or other cash redemption offers to our customers, and we do not accept returns from customers. Our revenues are recorded at a point in time. All of our operations are considered by the Company’s Chief Operating Decision Maker to be aggregated in one reportable operating segment and our revenue is disaggregated by product type in terms of species of fish sold pursuant to FASB ASC 606-10-55-91(a).

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

For the three months ended September 30, 2021 and 2020, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Three Months Ended September 30, 2021
	Revenue	Volume (KG)	Average price	Percentage of revenue
Argentina squid	$9,587	2,960,703	$3.24	26.6%
Indian Ocean squid	7,872	8,108,747	0.97	21.8%
Sardine	4,262	10,240,299	0.42	11.8%
South American white shrimp (whole)	3,584	688,152	5.21	9.9%
Chub mackerel	2,915	3,935,434	0.74	8.1%
Other	7,884	4,942,466	8.35	21.8%
Total	$36,104	30,875,800	$1.17	100.0%

	Three Months Ended September 30, 2020
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$6,071	7,285,134	$0.83	39.3%
Peru squid	4,685	3,382,517	1.39	30.3%
Chub mackerel	981	1,030,773	0.95	6.4%
Tuna	662	184,867	3.58	4.3%
Sardine	649	1,743,914	0.37	4.2%
Others	2,400	1,070,101	2.24	15.5%
Total	$15,448	14,697,306	$1.05	100.0%

For the nine months ended September 30, 2021 and 2020, our revenue by species of fish was as follows (dollars in thousands, except for average price):

	Nine Months Ended September 30, 2021
	Revenue	Volume (KG)	Average price	Percentage of revenue
Argentina squid	$22,176	6,872,403	$3.23	21.9%
Indian Ocean squid	18,574	18,968,099	0.98	18.3%
South American white shrimp (whole)	16,449	3,251,646	5.06	16.2%
Peru squid	13,984	10,519,823	1.33	13.8%
Chub mackerel	7,934	8,145,864	0.97	7.8%
Others	22,159	24,086,521	0.92	22.0%
Total	$101,276	71,844,356	$1.41	100.0%

	Nine Months Ended September 30, 2020
	Revenue	Volume (KG)	Average price	Percentage of revenue
Indian Ocean squid	$25,892	30,557,785	$0.85	46.1%
Peru squid	9,523	6,436,282	1.48	16.9%
Chub mackerel	4,996	5,585,977	0.89	8.9%
Cuttle fish	4,554	1,024,960	4.44	8.1%
Croaker fish	3,367	1,861,511	1.81	6.0%
Others	7,886	4,524,509	1.74	14.0%
Total	$56,218	49,991,024	$1.12	100.0%

For the three months ended September 30, 2021, we had revenue of $36,103,674, as compared to revenue of $15,448,083 for the three months ended September 30, 2020, an increase of $20,655,591, or 133.7%. Sales volumes in the three months ended September 30, 2021 increased by 110.1% to 30,875,800 kg from 14,697,306 kg in the three months ended September 30, 2020. Average unit sale price increased 11.4% in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

For the nine months ended September 30, 2021, we had revenue of $101,275,967, as compared to revenue of $56,218,216 for the nine months ended September 30, 2020, an increase of $45,057,751, or 80.1%. Sales volumes in the nine months ended September 30, 2021 increased 43.7% to 71,844,356 kg from 49,991,024 kg in the nine months ended September 30, 2020. Average unit sale price increased 25.9% in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

For the three and nine months ended September 30, 2021, our increase in revenue was primarily attributable to the different sales mix, average unit sale price increased, and increase in sales volume as more vessels were in operation.

Cost of revenue

Our cost of revenue primarily consists of the cost of the inventory sold which includes fuel cost, labor cost, depreciation, freight and other overhead costs and other costs. Others cost include the reserve for inventories and other miscellaneous costs. Fuel cost, labor cost and depreciation generally accounted for the majority of our cost of revenue for the three months and nine months ended September 30, 2021 and 2020. The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue for the three months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,
	2021			2020
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$18,679	46.5%	51.7%	$8,418	61.1%	54.5%
Purchase cost	4,971	12.4%	13.8%	-	-	-
Labor cost	5,561	13.8%	15.4%	2,134	15.5%	13.8%
Freight	4,647	11.6%	12.9%	1,165	8.4%	7.5%
Depreciation	4,466	11.1%	12.4%	1,436	10.4%	9.3%
Spare parts	1,639	4.1%	4.5%	656	4.8%	4.2%
Maintenance fee	200	0.5%	0.6%	4	0.0%	0.0%
Other	2	0.0%	0.0%	(25)	(0.2)%	(0.2)%
Total cost of revenue	$40,165	100.0%	111.3%	$13,788	100.0%	89.1%

The following table sets forth our cost of revenue information, both in amounts and as a percentage of revenue, for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine Months Ended September 30,
	2021			2020
	Amount	% of cost of revenue	% of revenue	Amount	% of cost of revenue	% of revenue
Fuel cost	$49,294	46.3%	48.7%	$29,168	62.5%	51.9%
Purchase cost	22,606	21.2%	22.3%	-	-	-
Labor cost	13,169	12.4%	13.0%	6,926	14.8%	12.3%
Depreciation	9,402	8.8%	9.3%	4,417	9.5%	7.9%
Freight	8,398	7.9%	8.3%	4,378	9.4%	7.8%
Spare parts	3,084	2.9%	3.0%	1,197	2.6%	2.1%
Maintenance fee	392	0.4%	0.4%	20	0.0%	0.0%
Other	187	0.1%	0.2%	536	1.2%	1.0%
Total cost of revenue	$106,532	100.0%	105.2%	$46,642	100.0%	83.0%

Cost of revenue for the three months ended September 30, 2021 was $40,165,352, representing an increase of $26,377,831, or 191.3%, as compared to $13,787,521 for the three months ended September 30, 2021. Cost of revenue for the nine months ended September 30, 2021 was $106,530,518, representing an increase of $59,888,634, or 128.4%, as compared to $46,641,884 for the nine months ended September 30, 2020. The increase was primarily attributable to more vessels being in designated waters, which drove up refueling costs and other related costs of revenue. Purchase cost represents purchase cost of fishery products incurred by Fujian Heyue. As an effort to further penetrate fishery products market, Fujian Heyue commenced trading of fishery products in the first quarter of year 2021.

Gross profit

Our gross profit is affected primarily by decreases in average unit sale price and changes in production costs. Fuel cost, depreciation, and labor cost together account for about 70.9% and 87.0% of cost of revenue for the three months ended September 30, 2021 and 2020, respectively. Fuel cost, depreciation, and labor cost together account for about 67.5% and 86.8% of cost of revenue for the nine months ended September 30, 2021 and 2020, respectively. The fluctuation of fuel price and change in labor cost may significantly affect our cost of inventory and gross profit.

The following table sets forth information as to our revenue, cost of revenue, gross profit and gross margin for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$36,103,674	$15,448,083	$101,275,967	$56,218,216
Cost of revenue	$40,165,352	$13,787,521	$105,497,389	$46,641,884
Gross (loss) profit	$(4,061,678)	$1,660,562	$(4,221,422)	$9,576,332
Gross margin	(11.3)%	10.7%	(5.2)%	17.0%

Gross loss for the three months ended September 30, 2021 was $4,061,678, representing a change of $5,722,240, or 344.6%, as compared to gross profit of $1,660,562 for the three months ended September 30, 2020. Gross loss for the nine months ended September 30, 2021 was $5,254,551, representing a change of $14,830,883, or 154.9%, as compared to gross profit of $9,576,332 for the nine months ended September 30, 2020. The decrease was due to the increase in our unit production cost of fish.

Gross margin decreased to (11.3)% for the three months ended September 30, 2021 from 10.7% for the three months ended September 30, 2020. Gross margin decreased to (5.2)% for the nine months ended September 30, 2021 from 17.0% for the nine months ended September 30, 2020. The decrease in gross margin was primarily attributable to more vessels were designated waters, which drove up refueling costs and other related costs of revenue and the purchase cost of fishery products.

Selling expenses

Our selling expense mainly includes shipping and handling fees, insurance, customs clearance charge, storage fees and advertising expenses. Our sales activities are conducted through direct selling by our internal sales staff. Because of the strong demand for our products and services, we typically do not aggressively market and distribute our products.

Selling expense amounted to $1,976,187 for the three months ended September 30, 2021, as compared to $1,333,927 for the three months ended September 30, 2020, a decrease of $642,260, or 48.1%. Selling expense amounted to $5,112,982 for the nine months ended September 30, 2021, as compared to $3,282,097 for the nine months ended September 30, 2020, an increase of $1,830,885, or 55.8%. Selling expense as a percentage of revenue for the three months ended September 30, 2021 decreased to 5.5% from 8.6% for the same period in 2020. Selling expense as a percentage of revenue for the nine months ended September 30, 2021 decreased to 5.0% from 5.8% for the same period in 2020. Selling expense for the three and nine months ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Insurance	$615,978	$471,163	$1,913,245	$1,301,969
Storage fees	584,456	450,554	1,566,357	871,294
Customs clearance charge	365,209	324,824	977,061	358,035
Shipping and handling fees	213,891	35,397	258,311	356,490
Adverting	14,927	-	14,927	-
Other	181,726	51,989	383,081	394,309
	$1,976,187	$1,333,927	$5,112,982	$3,282,097

●	For the three months ended September 30, 2021, insurance increased by $144,815, or 30.7%, as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, insurance increased by $611,276, or 47.0%, as compared to the nine months ended September 30, 2020. The change was mainly attributable to the different insured fishing vessels mix.

●	For the three months ended September 30, 2021, storage fees increased by $133,902, or 29.7%, as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, storage fees increased by $695,063, or 79.8%, as compared to the nine months ended September 30, 2020. The increase was mainly attributable to larger warehouses being rented as more fish were delivered for inventory.

●	For the three months ended September 30, 2021, customs clearance charges increased by $40,385, or 12.4%, as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, customs clearance charge increased by $619,026, or 172.9%, as compared to the nine months ended September 30, 2020. The change was mainly attributable to the number of customs declarations.

●	For the three months ended September 30, 2021, shipping and handling fees increased by $178,494, or 504.3%, as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, shipping and handling fees decreased by $98,179, or 27.5%, as compared to the nine months ended September 30, 2020. The change was mainly attributable to the number of deliveries from ports to the warehouse in China.

●	Other miscellaneous selling expense for the three months ended September 30, 2021 increased by $129,737, or 249.5%, as compared to the three months ended September 30, 2020. Other miscellaneous selling expense for the nine months ended September 30, 2021 decreased by $11,228, or 2.8%, as compared to the nine months ended September 30, 2020.

General and administrative expense

General and administrative expense amounted to $2,174,063 for the three months ended September 30, 2021, as compared to $1,583,800 for the three months ended September 30, 2020, an increase of $590,263, or 37.3%. General and administrative expense amounted to $6,050,924 for the nine months ended September 30, 2021, as compared to $5,150,042 for the nine months ended September 30, 2020, an increase of $900,882, or 17.5%. General and administrative expense for the three and nine months ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation	$1,001,961	$773,812	$1,146,815	$2,274,579
Professional fees	452,264	272,593	2,071,057	1,117,925
Compensation and related benefits	270,010	260,808	901,329	823,726
Bad debt expense	246,106	188,293	756,464	245,498
Rent and related administrative service charge	117,778	21,086	355,220	257,787
Travel and entertainment	41,384	26,687	222,236	35,560
Other	44,559	40,521	597,802	394,967
	$2,174,063	$1,583,800	$6,050,924	$5,150,042

●	We recorded the depreciation in relation to vessels that are not operating as general and administrative expense rather than cost of revenue. For the three months ended September 30, 2021, depreciation expense increased by $228,149, or 29.5%, as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, depreciation expense decreased by $1,127,764, or 49.6%, as compared to the nine months ended September 30, 2020.

●	Professional fees, which primarily consist of legal fees, accounting fees, investor relation service charges, valuation service fees and other fees associated with being a public company, for the three months ended September 30, 2021, increased by $179,671, or 65.9%, as compared to the three months ended September 30, 2020. The increase in the three months ended September 30, 2021 was primarily attributable to an increase in accounting fees of approximately $142,000 and an increase in legal fees of approximately $105,000, offset by a decrease in consulting fees of approximately $15,000 and a decrease in investor relations of approximately $51,000. For the nine months ended September 30, 2021, professional fees increased by $953,132, or 85.3%, as compared to the nine months ended September 30, 2020. The increase in the nine months ended September 30, 2021, was primarily attributable to an increase in legal fees of approximately $481,000, an increase in investor relation service charges of approximately $124,000, an increase in accounting fees of approximately $291,808 and an increase in consulting fees of approximately $62,000.

●	Compensation and related benefits increased by $9,202, or 3.5%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, compensation and related benefits increased by $77,603, or 9.4%, as compared to the nine months ended September 30, 2020.

●	For the three months ended September 30, 2021, we recorded bad debt expense of $246,106 as compared to $188,293 for the three months ended September 30, 2020. For the nine months ended September 30, 2021, we recorded bad debt expense of $756,464 as compared to bad debt expense of $245,498 for the nine months ended September 30, 2020. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●	Rent and related administrative service charge increased by $96,692, or 458.6%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, rent and related administrative service charge increased by $97,433, or 37.8%, as compared to the nine months ended September 30, 2020.

●	For the three months ended September 30, 2021, travel and entertainment expense increased by $14,697, or 55.1%, as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2020, travel and entertainment expense increased by $186,676, or 525.0%, as compared to the nine months ended September 30, 2020. The increase was mainly attributable to an increase in travel expense of approximately $15,000 and an increase in entertainment expense of approximately $172,000.

●	Other general and administrative expenses, which primarily consists of communication fees, office supplies, miscellaneous taxes, bank service charges, depreciation, and NASDAQ listing fees. For the three months ended September 30, 2021, other general and administrative expenses increased by $4,038, or 10.0%, as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, other general and administrative expense increased by $202,836, or 51.4%, as compared to the nine months ended September 30, 2020.

Subsidy

The subsidy mainly consists of an incentive granted by the Chinese government to encourage the development of the ocean fishing industry in order to satisfy the demand of natural seafood in the PRC and other miscellaneous subsidies from the Chinese government. For the three months ended September 30, 2021, subsidies increased by $11,843,301, or 266.7%, as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, subsidies increased by $7,109,010, or 55.6%, as compared to the nine months ended September 30, 2020. The change was mainly due to the government’s subsidy disbursement schedule.

Impairment

Impairment loss represents the impairment loss on the vessels whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered. We recognized an impairment loss of $495,857 and nil for the three months ended September 30, 2021 and 2020, respectively. We recognized impairment loss of $1,471,223 and nil for the nine months ended September 30, 2021 and 2020, respectively.

Income from operations

As a result of the factors described above, for the three months ended September 30, 2021 income from operations amounted to $7,576,247, as compared to income from operations of $3,183,566 for the three months ended September 30, 2020, a change of $4,392,681, or 138.0%. For the nine months ended September 30, 2021, income from operations amounted to $1,998,149, as compared to income from operations of $13,923,012 for the nine months ended September 30, 2020, a change of $11,924,863, or 85.6%.

Other income(expense)

Other income(expense) mainly includes interest income from bank deposits, interest expense for short-term and long-term bank borrowings, foreign currency transaction gain (loss), and loss on equity method investment.

For the three months ended September 30, 2021, other expense, net, amounted to $4,706,923 as compared to other expense, net, of $2,401,871 for the three months ended September 30, 2020, an increase of $2,305,052, or 96.0%, which was primarily attributable to an increase in interest expenses of approximately $19,000 as a result of an increase in bank loans, a decrease in interest income of approximately $950,000, an increase in loss on equity method investment of approximately $226,335 and an increase in foreign currency transaction loss of approximately $1,113,000.

For the nine months ended September 30, 2021, other expense, net, amounted to $11,700,581 as compared to other expense, net, of $6,385,621 for the nine months ended September 30, 2020, an increase of $5,314,960, or 83.2%, which was primarily attributable to an increase in interest expense of approximately $1,849,000 as a result of an increase in bank loans, a decrease in interest income of approximately $3,263,148, an increase in loss on equity method investment of approximately $414,000 ,an increase in other expense of approximately $42,000 and an decrease in foreign currency transaction gain of approximately $219,000 offset by an increase in gain from cost method investment of approximately $472,000.

Income taxes

We are exempt from income taxes for income generated from our ocean fishing operations in China for the three and nine months ended September 30, 2021 and 2020.

Net income (loss)

As a result of the factors described above, our net income was $2,869,324 for the three months ended September 30, 2021, as compared to net income of $781,695 for the three months ended September 30, 2020, a change of $2,087,629 or 267.1%. Our net loss was $9,702,432 for the nine months ended September 30, 2021, as compared to net income of $7,537,391 for the nine months ended September 30, 2020, a change of $17,239,823 or 228.7%.

Net income (loss) attributable to ordinary shareholders of the Company

The net income attributable to ordinary shareholders of the Company was $2,584,624, or $0.03 per ordinary share (basic and diluted), for the three months ended September 30, 2021, as compared with a net income attributable to ordinary shareholders of the Company of $689,184, or $0.01 per ordinary share (basic and diluted), for the three months ended September 30, 2020, a change of $1,895,440 or 275.0%.

The net loss attributable to ordinary shareholders of the Company was $9,155,641, or $(0.11) per ordinary share (basic and diluted), for the nine months ended September 30, 2021, as compared with net income attributable to ordinary shareholders of the Company of $6,777,864, or $0.09 per ordinary share (basic and diluted), for the nine months ended September 30, 2020, a change of $15,933,505 or 235.1%.

Foreign currency translation adjustment

Our reporting currency is the U.S. dollar. The functional currency of the Company and Merchant Supreme and Prime Cheer, subsidiaries of the Company, is the U.S. dollar and the functional currency of the Company’s subsidiaries which are incorporated in China is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries which are incorporated in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, equity is translated at the historical exchange rates and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and comprehensive income (loss). As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $4,111,818 for the three months ended September 30, 2021, as compared to foreign currency translation gain of $5,700,836 for the three months ended September 30, 2020. We reported a foreign currency translation gain of $3,083,162 for the nine months ended September 30, 2021, as compared to foreign currency translation gain of $3,846,221 for the nine months ended September 30, 2020. This non-cash loss had the effect of increasing/decreasing our reported comprehensive loss/gain and this non-cash gain had the effect of decreasing/increasing our reported comprehensive loss/gain.

Comprehensive income (loss)

As a result of our foreign currency translation adjustment, we had comprehensive income for the three months ended September 30, 2021 of $6,981,142, as compared to comprehensive income of $6,482,531 for the three months ended September 30, 2020. We had comprehensive loss of $6,619,270 for the nine months ended September 30, 2021, as compared to comprehensive income of $11,383,612 for the nine months ended September 30, 2020.

Cash flows for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

The following summarizes the key components of our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$71,368,706	$(23,838,922)
Net cash used in investing activities	(100,591,610)	(64,394,531)
Net cash provided by financing activities	44,867,227	94,840,528
Effect of exchange rate on cash	2,525,721	935,670
Net increase in cash, cash equivalents and restricted cash	$18,170,044	$7,542,745

Net cash flow provided by operating activities was $71,368,706 for the nine months ended September 30, 2021 as compared to net cash flow used in operating activities of $23,838,922 for the nine months ended September 30, 2020, a change of $95,207,628.

●	Net cash flow provided by operating activities for the nine months ended September 30, 2021 primarily reflected our net loss of approximately $9,702,432, and the add-back of non-cash items, mainly consisting of depreciation of approximately $12,510,000, bad debt expense of approximately $756,000, reserve for inventories of approximately $740,000, loss on equity method investment of approximately $765,000 and impairment loss of fishing vessels of approximately $1,471,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $9,584,000, a decrease in prepaid expenses - related party of approximately $2,032,000, a decrease in other receivables of approximately $1,309,000, an increase in accounts payable of approximately $20,066,000, an increase in accounts payable-related parties of approximately $401,000, an increase in accrued liabilities and other payables of approximately $8,070,000, an increase in accrued liabilities and other payables-related party of approximately $29,569,000 and an increase in due to related parties of approximately $77,000, offset by an increase in inventories of approximately $5,567,000 due to more fishery products purchased by Fujian Heyue and the slowdown in sales deliveries as a result of strict measures taken by the government to address prevention and control of COVID-19 and an increase in prepaid expenses of approximately $1,350,000.

●	Net cash flow used in operating activities for the nine months ended September 30, 2020, primarily reflected our net income of approximately $7,537,000, and the add-back of non-cash items, mainly consisting of depreciation of approximately $10,617,000, bad debt expense of approximately $245,000, reserve for inventories of approximately $1,712,000, loss on equity method investment of approximately $351,000 and issuance of ordinary shares for professional fees valued at approximately $26,000, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of approximately $5,191,000, an increase in inventory of approximately $35,028,000 due to our business expansion resulting from more fishing vessels put in operations, an increase in prepaid expenses of approximately $432,000, an increase in other receivables of approximately $328,000, a decrease in accounts payable of approximately $4,642,000 and a decrease in advance from customers of approximately $619,000, offset by an increase in accounts payable-related parties of approximately $219,000, an increase in accrued liabilities and other payables of approximately $1,554,000 and an increase in due to related parties of approximately $140,000.

Net cash flow used in investing activities was $100,591,610 for the nine months ended September 30, 2021 as compared to $64,394,531 for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we made prepayments for long-term assets of approximately $32,038,302 and made payments for purchase of property, plant and equipment of approximately $68,553,308. During the nine months ended September 30, 2020, we made payments for purchase of property, plant and equipment of approximately $93,357,000, offset by proceeds received from proceeds from government subsidies for fishing vessels construction of approximately $28,963,000.

Net cash flow provided by financing activities was $44,867,227 for the nine months ended September 30, 2021 as compared to net cash flow provided by financing activities of $94,840,528 for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we received proceeds from short-term bank loans of approximately $44,813,000, proceeds from long-term bank loans of approximately $78,720,000, proceeds from issuance of new shares of approximately $8,050,000and proceeds from related party of approximately $1,450,000, offset by the repayments of short-term bank loans of approximately $42,031,000, repayments of long-term bank loans of approximately $44,684,000 and repurchase of series A preferred shares of approximately $1,450,000. During the nine months ended September 30, 2020, we received short-term bank loans of approximately $81,811,000, long-term bank loans of approximately $104,640,000 and repayments of loans issued to related parties of approximately $157,693,000, offset by the repayments of short-term bank loans of approximately $42,908,000, the repayment of long-term bank loans of approximately $46,325,000 and loans issued to related parties of approximately $160,070,000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our principal liquidity demands are based on the capital needs of Pingtan Fishing related to the acquisition or construction of new fishing vessels and continuously upgrading and renovating existing vessels, and our general corporate purposes. We historically relied on cash flow provided by operations and bank loans to supplement our working capital. We also receive government subsidies as a government incentive for encouraging development of the ocean fishing industry. Since the outbreak of COVID-19, we have been paying close attention to the operation of our customers and optimizing the collection of accounts receivable. For new customers, we adopted the policy of receiving payment before pick-up. At September 30, 2021 and December 31, 2020, we had cash balances of approximately $15,756,293 and $691,933, respectively. The significant portion of these funds are located in financial institutions located in the PRC and will continue to be indefinitely reinvested in our operations in the PRC.

On January 8, 2021, the Company issued 4,000,000 of its Series A Convertible Preferred Shares, par value $0.001 per share (“Series A Preferred Shares”), at a purchase price of $1.00 per share and a stated value of $1.10 per share, in a registered direct offering. Each Series A Preferred Share is convertible into the Company’s ordinary shares at a conversion price per share equal to the lesser of (i) $2.00 or (ii) 90% of the lowest volume weighted average price of the ordinary shares on a trading day during the ten trading days prior to the conversion date, but not lower than $0.44 per share, subject to certain adjustments. Holders of Series A Preferred Shares are entitled to receive dividends of 8.0% per annum. The net proceeds from this offering were approximately $3.70 million. From January 8, 2021 until May 27, 2021, the purchaser converted Series A Preferred Shares into ordinary shares of the Company pursuant to the terms of the certificate of designation of the Preferred Shares (the “Certificate of Designation”). The Company failed to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (as amended, the “10-K”) with the SEC, which ultimately resulted in the registration statement registering the Series A Preferred Shares and ordinary shares sold in the offering no longer being effective, which is a “Triggering Event” as defined in the Certificate of Designation, and triggered certain redemption rights of the purchaser as set forth in the Certificate of Designation. On May 27, 2021, the Company redeemed 590,922 Series A Preferred Shares and repurchased 793,192 ordinary shares that were converted following the failure to file the 10-K from the purchaser for aggregate consideration of $1,450,000.

The following table sets forth a summary of changes in our working capital from December 31, 2020 to September 30, 2021:

			December 31, 2020 to September 30, 2021
	September 30, 2021	December 31, 2020	Change	Percentage Change
Working capital deficit:
Total current assets	$125,561,583	$114,249,453	$11,312,130	9.9%
Total current liabilities	227,829,933	133,364,200	94,465,733	70.8%
Working capital deficit:	$(102,268,350)	$(19,114,747)	$(83,153,603)	435.0%

Our working capital deficit increased by $83,153,603 to a working capital deficit of $102,268,350 at September 30, 2021 from a working capital deficit of $19,114,747 at December 31, 2020. This increase in the working capital deficit is primarily attributable to a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $10,123,000, a decrease in prepaid expenses - related party of approximately $2,015,000, a decrease in other receivables of approximately $1,295,000, an increase in accounts payable of approximately $20,137,000, an increase in accounts payable-related parties of approximately $461,000, an increase in short-term bank loans of approximately $3,095,000, an increase in long-term bank loans - current portion approximately of $30,689,000 due to the repayment schedule, an increase in accrued liabilities and other payables of approximately $8,763,000, an increase in lease liability of approximately $367,000 and an increase in due to related party of approximately $30,955,000, offset by an increase in restricted cash of approximately $3,106,000, an increase in inventories, net of reserve for inventories, of approximately $5,229,000 and an increase in prepaid expenses of approximately $1,347,000.

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

The Company meets its day-to-day working capital requirements through cash flows provided by operations, bank loans and related parties’ advances. The Company’s forecasts and projections show that the Company has adequate resources to continue in operational existence to meet its obligations in the twelve months following the date of this filing, considering that management has control over the timing and scope of investments in vessel building and operations in Indian waters and international waters and consideration of opportunities in new fishing territories. Also, in the recent years, the Company has upgraded 68 fishing vessels and 3 transport vessels, the upgraded fishing vessels and transport vessels have greater working capacities and will generate more revenue and cash inflows to the Company. In addition, the Company receives subsidies for modification and rebuilding project and reimbursement of certain operating expenses from the PRC government, as an encouragement for the development of the ocean fishing industry.

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

The following tables summarize our contractual obligations as of September 30, 2021 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Related party office lease obligation	$13	$13	$-	$-	$-
Short-term bank loans (1)	55,509	55,509	-	-	-
Office lease obligation	399	399	-	-	-
Long-term bank loans	320,803	70,676	171,526	72,587	6,014
Total	$376,724	$126,597	$171,526	$72,587	$6,014

(1)	Historically, we have refinanced these short-term bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended September 30, 2021, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2021 as a result of the material weaknesses in our internal control over financial reporting discussed below.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the material weakness in our internal control over financial reporting as of December 31, 2020 that we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of US GAAP commensurate with our financial reporting requirements. We concluded that our internal control over financial reporting was not effective as of September 30, 2021.

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

Material Weakness Remediation Activities

In the fiscal year ended December 31, 2020 and the first and second quarters of 2021, we identified a material weakness in our internal controls over financial reporting as described above.

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

Changes in Internal Controls over Financial Reporting

The changes in the aforementioned internal controls over financial reporting and the remediation efforts expected to be undertaken have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No other changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2021.

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

As previously disclosed by the Company, the United States Securities and Exchange Commission (“SEC”) initiated a formal, non-public investigation of the Company, and the SEC issued a request for a variety of documents and other information. The document request relates to a range of matters, including the Company’s public disclosures related to the Company’s delayed filings of its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and quarterly reports on Form 10-Q for the periods ended March 31, 2021 and June 30, 2021. We are cooperating with the SEC in its investigation. We cannot predict the outcome of this investigation.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are described in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020 filed with the SEC on October 13, 2021.

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

PINGTAN MARINE ENTERPRISE LTD.
(Registrant)

Date: November 15, 2021	By:	/s/ Xinrong Zhuo
Xinrong Zhuo
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ LiMing Yung
LiMing Yung
Chief Financial Officer (Principal Financial and Accounting Officer)